Form 10-K
period 2016-07-02
SYSCO CORP
filed 2016-08-30
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2016
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6544
________________
Sysco Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 1390 Enclave Parkway Houston, Texas (Address of principal executive offices)	74-1648137 (I.R.S. Employer Identification No.) 77077-2099 (Zip Code)
Registrant's Telephone Number, Including Area Code:
(281) 584-1390
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	New York Stock Exchange
1.25% Notes due June 2023	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $21,547,520,392 as of December 26, 2015 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 24, 2015, as reported by The Wall Street Journal (Southwest Edition)).  As of August 12, 2016, the registrant had issued and outstanding an aggregate of 555,133,162 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the company’s 2016 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

Item 1.  Business
Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview
Sysco Corporation, acting through its subsidiaries and divisions, is the largest North American distributor of food and related products primarily to the foodservice or food-away-from-home industry. Historically, prior to the Brakes Acquisition, we provided products and related services to approximately 425,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.
Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115 million to $50.4 billion in annual sales, both through internal expansion of existing operations and through acquisitions.
Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 53-week year ending July 2, 2016 for fiscal 2016, and a 52 week year ending June 27, 2015 and June 28, 2014 for fiscal 2015 and fiscal 2014, respectively. We will have a 52-week year ending July 1, 2017 for fiscal 2017.
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

Acquisition of Brakes Group

In February 2016, Sysco entered into a share sale and purchase agreement (the Purchase Agreement) to acquire Cucina Lux Investments Limited, the parent holding company of the Brakes Group (the Brakes Acquisition). On July 5, 2016, following the end of fiscal year 2016, Sysco closed the Brakes Acquisition. The consideration paid by Sysco in connection with the Brakes Acquisition was approximately £2.3 billion (approximately $3.1 billion based on exchange rates on July 5, 2016), and included the repayment of approximately $2.3 billion of the Brakes Group's then outstanding debt. The purchase price was paid primarily in cash using the proceeds from recent debt issuances and other cash on hand, and is subject to certain adjustments as provided in the Purchase Agreement. The Brakes Group is now wholly owned by Sysco.

The Brakes Group is a leading European foodservice business by revenue, supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to more than 50,000 foodservice customers ranging from large customers, including leisure, pub, restaurant, hotel and contract catering groups, to smaller customers, including independent restaurants, hotels, fast food outlets, schools and hospitals. The Brakes Group has leading market positions in the U.K., France, and Sweden, in addition to a presence in Ireland, Belgium, Spain, and Luxembourg. The Brakes Acquisition significantly strengthens Sysco's position as the world's leading foodservice distributor and offers attractive opportunities for organic growth and future expansion in European markets.

The Brakes Group supplies more than 50,000 products, including a portfolio of more than 4,000 own-brand products. Brakes' products are generally delivered through its distribution networks, consisting of central distribution hubs, satellite depots and a fleet of over 2,000 delivery vehicles. The Brakes Group also has separate divisions specializing in catering supplies and equipment. Brakes Group companies include: Brakes, Brakes Catering Equipment, Brake France, Country Choice, Davigel, Fresh Direct, Freshfayre, M&J Seafood, Menigo Foodservice, Pauley's, Wild Harvest and Woodward Foodservice.

In light of the recent closing of the Brakes Acquisition, we are in the early stages of the onboarding process with respect to the Brakes Group. Accordingly, for purposes of Part I, Item 1 of this Form 10-K, the remaining discussion of our business refers to the legacy Sysco business, excluding the impact of the Brakes Acquisition, except as otherwise noted.

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
In fiscal 2017, our segment reporting will change due to the inclusion of the Brakes Group; however, at this time, we have not determined how the segments will change.

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

The products we distribute include:

•	a full line of frozen foods, such as meats, seafood, fully prepared entrees, fruits, vegetables and desserts;

•	a full line of canned and dry foods;

•	fresh meats and seafood;

•	dairy products;

•	beverage products;

•	imported specialties; and

•	fresh produce.
We also supply a wide variety of non-food items, including:

•	paper products such as disposable napkins, plates and cups;

•	tableware such as china and silverware;

•	cookware such as pots, pans and utensils;

•	restaurant and kitchen equipment and supplies; and

•	cleaning supplies.
A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2016	2015	2014
Fresh and frozen meats	20%	21%	19%
Canned and dry products	17	16	18
Frozen fruits, vegetables, bakery and other	13	13	13
Dairy products	11	11	11
Poultry	11	11	10
Fresh produce	8	8	8
Paper and disposables	7	7	7
Seafood	5	5	5
Beverage products	4	4	4
Janitorial products	2	2	2
Equipment and smallwares	1	1	2
Medical supplies	1	1	1
Totals	100%	100%	100%

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
No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended July 2, 2016.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2016	2015	2014
Restaurants	63%	64%	62%
Healthcare	9	9	9
Education, government	8	8	9
Travel, leisure, retail	8	8	8
Other (1)	12	11	12
Totals	100%	100%	100%
(1) Other includes cafeterias that are not stand alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports.  None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

Sources of Supply
We purchase from thousands of suppliers, both domestic and international, none of which individually accounts for more than 10% of our purchases. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. Purchasing is generally carried out through both centrally developed purchasing programs, both domestically and internationally, and direct purchasing programs established by our various operating companies.
We administer a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of Sysco Brand merchandise, as well as products from a number of national brand suppliers, encompassing substantially all product lines. Some of our products are purchased internationally within global procurement centers in order to build strategic relationships with international suppliers and to optimize our supply chain network. Sysco’s operating companies purchase product from the suppliers participating in these consolidated programs and from other suppliers, although Sysco Brand products are only available to the operating companies through these consolidated programs. We also focus on increasing profitability by lowering operating costs and by lowering aggregate inventory levels, which reduces future facility expansion needs at our Broadline operating companies, while providing greater value to our suppliers and customers. This includes the operation of regional distribution centers (RDCs), which aggregate inventory demand to optimize the supply chain activities for certain products for all Sysco Broadline operating companies in the region. Currently, we have two RDCs in operation, one in Virginia and one in Florida.

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

We take advantage of suppliers’ cash discounts where appropriate and otherwise generally receive payment terms from our suppliers ranging from weekly to 45 days or more.

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

Capital Improvements
During fiscal 2016, 2015 and 2014, approximately $527.3 million, $542.8 million and $523.2 million, respectively, were invested in delivery fleet, facilities, technology and other capital asset enhancements. From time to time, we dispose of assets in the normal course of business; we consider proceeds from these asset sales to be an offset to capital expenditures. During fiscal 2016, 2015 and 2014, capital expenditures, net of proceeds from sales of assets, were $503.8 million, $518.4 million and $497.4 million, respectively. We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2017 should be approximately 1% of sales. This estimate includes the impact of the Brakes Acquisition. During the three years ended July 2, 2016, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings. We expect to finance our fiscal 2017 capital expenditures from the same sources.

Employees
As of July 2, 2016, we had approximately 51,900 employees, approximately 18% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled by each individual operating company. Approximately 20% of our union employees who are covered by collective bargaining agreements have or will have expired contracts during fiscal 2017 and are subject to renegotiation. Since July 2, 2016, there have been no contract renegotiations.  We consider our labor relations to be satisfactory. The Brakes Group employs approximately 14,500 employees, approximately 41% of whom were represented by unions, primarily in France and Sweden.

Competition
We believe there are a large number of companies engaged in the distribution of food and non-food products to the foodservice industry in the U.S. Our customers may also choose to purchase products directly from wholesale or retail outlets, including club, cash and carry and grocery stores, or negotiate prices directly with our suppliers. Online retailers and e-commerce companies are also participants in the foodservice industry. While we compete primarily in the U.S. with local and regional distributors, some organizations compete with us on a multi-region basis. In addition, these local, regional and multi-regional distributors can create purchasing cooperatives and marketing groups to enhance their competitive abilities by expanding their product mix, improving purchasing power and extending their geographic capabilities. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices. Our customers are accustomed to purchasing from multiple suppliers and channels concurrently. Product needs, service requirements and price are just a few of the factors they evaluate when deciding where to purchase. Customers can choose from many Broadline foodservice distributors, specialty distributors that focus on specific categories such as produce, meat or seafood, other wholesale channels, club stores, cash and carry stores, grocery stores and numerous online retailers. Since switching costs are very low, customers can make supplier and channel changes very quickly. There are few barriers to market entry. Existing foodservice competitors can extend their shipping distances and add truck routes and warehouses relatively quickly to serve new markets or customers.
We consider our primary market to be the foodservice market in the U.S., Canada and Ireland and estimate that we serve about 16.4% of this approximately $295 billion annual market based on a measurement as of the end of calendar 2015. We believe, based upon industry trade data, that our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2016. While adequate industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trading areas.  We believe our competitive advantages include our more than 7,600 marketing associates, our diversified product base, which includes a differentiated group of high quality Sysco brand products, the diversity in the types of customers we serve, our economies of scale and our multi-region portfolio in the U.S. and Canada, which mitigates some of the impact of regional economic declines that may occur over time. We believe our liquidity and access to capital provides us the ability to continuously invest in business improvements.  There is small number of companies competing in the food-away-from-h ome industry in the U.S. with publicly traded equity. While our public company status provides us with some advantages over many of our competitors, including access to capital, we believe it also provides us with some disadvantages that most of them do not have in terms of additional costs related to complying with regulatory requirements.

Following completion of our acquisition of Brakes Group, we are also a leading distributor of food and non-food products to the foodservice sector in Europe. Our largest businesses in Europe are in the UK, France, Sweden and Ireland. Foodservice distribution is highly competitive in the different European countries. Across Europe, we face competition from other national broadline distributors, as well as a large number of regional, local and specialty distributors. We also compete against cash and carry stores, grocery stores, online retailers and logistics companies that offer foodservice distribution to our customers.

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
In the U.S., as a marketer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA). The FDA regulates food safety and quality through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point (HACCP) requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.
The recently published and pending rules under the FDA Food Safety Modernization Act (FSMA) will significantly expand our food safety requirements. Among other things, we will be required to establish and maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA further regulates food products imported into the United States and provides the FDA with mandatory recall authority. In particular, the final rule on the sanitary transportation of food, which will become effective for Sysco in the fourth quarter of fiscal 2017, will require us to enhance certain of our systems to ensure that we meet the rule’s new standards for maintaining the safety of food during transportation.
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
Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. Our facilities are generally inspected at least annually by federal and/or state authorities. We also must establish communication programs to transmit information about the hazards of certain chemicals present in some of the products we distribute.
Our customers include several departments of the federal government, including the Department of Defense and Department of Veterans Affairs facilities, as well as certain state and local entities. These customer relationships subject us to additional regulations applicable to government contractors.
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
The U.S. Department of Transportation and its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration regulate our trucking operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours-of service. Such matters as weight and dimension of equipment also fall under federal and state regulations.
Outside the U.S., our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements. For example, as a result of our acquisition of the Brakes Group on July 5, 2016, we became subject to legal and regulatory requirements of the principal regions where Brakes conducts its business (including in the United Kingdom, France and Sweden (the Brakes Principal Regions)), as well as of the European Union, which requirements relate to, among other things, competition, product composition, packaging, labelling, advertisement and the safety of food products, as well as the health, safety and working conditions of employees. In addition, following the acquisition of the Brakes Group, our business became subject to the U.K. Modern Slavery Act 2015, which requires certain companies that operate in the U.K. to prepare a report describing steps taken to ensure that slavery and human trafficking is not taking place in its supply chain or business, as well as the U.K. Bribery Act 2010, an anti-corruption law that restricts the offer or payment of anything of value to both government officials as well as to other non-governmental persons with the intent of gaining favorable government action, business or an advantage.

All of our company's facilities and other operations in the U.S. and elsewhere around the world are subject to various environmental protection statutes and regulations, including those in the U.S., the European Union and the Brakes Principal Regions, relating to: (1) the use of water resources and the discharge of wastewater; (2) the discharge of pollutants into the air, including vehicle emissions; (3) proper handling, treatment and disposing of solid and hazardous wastes; and (4) protecting against and appropriately investigating and remediating spills and releases.  Further, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks (including the investigation and remediation of soil and groundwater contamination associated with the use of underground storage tanks).  Certain of these laws and regulations in the European Union and the Brakes Principal Regions may impose liability for costs (which could be material) of investigation or remediation of contamination regardless of fault or the legality of the original disposal, and even if such contamination was present prior to the commencement of Brakes’ operations at the site and was not caused by its activities. In addition, many of our facilities have propane and battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs. Our policy is to comply with all such legal requirements. We are subject to other federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials; however, these provisions do not materially impact the use or operation of our facilities.

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
As of July 2, 2016, we operated 199 distribution facilities throughout the U.S., Bahamas, Canada, and Ireland. We have 50% interests in operations in Costa Rica and Mexico.

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

Volatile food costs have a direct impact on our industry.  Periods of product cost inflation may have a negative impact on our results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers.  In addition, periods of rapidly increasing inflation may negatively impact our business due to the timing needed to pass on such increases, the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment.  Conversely, our business may be adversely impacted by periods of product cost deflation, because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage margin.  As a result, our results of operations may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

Unfavorable macroeconomic conditions in the U.S., Canada and Europe, as well as unfavorable conditions in particular local markets, may adversely affect our results of operations and financial condition.

     The foodservice distribution industry, which is characterized by relatively low profit margins with limited demand growth expected in the near-term, is especially susceptible to negative trends and economic uncertainty.  North America and Europe have each experienced an uneven economic environment over the past several years.  In addition, our results of operations are substantially affected by regional operating and economic conditions, which can vary substantially by market.  Economic conditions can affect us in the following ways:

•Unfavorable conditions can depress sales and/or gross margins in a given market.
•Food cost and fuel cost inflation experienced by the consumer can lead to reductions in the frequency of dining out and the amount spent by consumers for food-away-from-home purchases, which could negatively impact our business by reducing demand for our products.
•Heightened uncertainty in the financial markets negatively affects consumer confidence and discretionary spending, which can cause disruptions with our customers and suppliers.
•Liquidity issues and the inability of our customers, vendors and suppliers to consistently access credit markets to obtain cash to support operations can cause temporary interruptions in our ability to conduct day-to-day transactions involving the collection of funds from our customers, vendors and suppliers.

The uncertainty in the economic environment has adversely affected the rate of improvement in both business and consumer confidence and spending, and uncertainty about the long-term investment environment could further depress capital investment and economic activity.

Economic and political instability and potential unfavorable changes in laws and regulations resulting from the UK’s exit from the European Union could adversely affect our results of operations and financial condition.

The results of the referendum on June 23, 2016 in the United Kingdom (the UK) to exit the European Union (the EU) and to potentially otherwise significantly change its relationship with the EU and its laws and regulations impacting business conducted between the UK and EU countries could disrupt the overall stability of the EU given the diverse economic and political circumstances of individual EU countries and otherwise negatively impact our European operations, including the Brakes Group. If changes occur in laws and regulations impacting the flow of goods, services and workers between the UK and the EU, our European operations could also be negatively impacted. If a country within the EU were to default on its debt or withdraw from the euro currency, or if the euro currency were to be dissolved entirely, the impact on markets around the world could be material. The completion of the UK’s exit from the EU could have less severe, but still significant, implications. Such exit could adversely affect the value of our euro- and pound-denominated assets and obligations. In addition, such exit could cause financial and capital markets within and outside the EU to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact the foodservice distribution industry. Any one of these impacts could have an adverse effect on our financial condition and results of operations.

Competition in our industry may adversely impact our margins and our ability to retain customers, and makes it difficult for us to maintain our market share, growth rate and profitability.

The foodservice distribution industry is fragmented and highly competitive, with local, regional, multi-regional distributors and specialty competitors.  Local and regional companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These suppliers may also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Furthermore, barriers to entry by new competitors, or geographic or product line expansion by existing competitors, are low.  Additionally, increased competition from non-traditional sources (such as club stores and commercial wholesale outlets with lower cost structures), cash and carry operations and group purchasing organizations have served to further increase pressure on the industry’s profit margins, and continued margin pressure within the industry may have a material adverse effect on our results of operations.   We also experience competition from online direct food wholesalers. Finally, demand for food-away-from-home products is volatile and price sensitive, imposing limits on our customers’ ability to absorb cost increases.  New and increasing competitive sources may result in increased focus on pricing and on limiting price increases, or may require increased discounting.  Such competition or other industry pressures may result in margin erosion and/or make it difficult for us to attract and retain customers.

If we are unable to effectively differentiate ourselves from our competitors, our results of operations could be adversely impacted. In addition, even if we are able to effectively differentiate ourselves, we may only be able to do so through increased expenditures or decreased prices, which could also adversely impact our results of operations.

We may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs.

Volatile fuel prices have a direct impact on our industry.  We require significant quantities of fuel for our delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel.  The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns.  The cost of fuel affects the price paid by us for products, as well as the costs we incur to deliver products to our customers.  Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee that we will be able to do so in the future.  If fuel costs increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our results of operations.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at prices equal to the then-current forward price for diesel.   In the future, we may also enter into other fuel hedging arrangements, including fuel derivatives, to hedge our exposure to volatile fuel prices. There can be no assurance that our fuel hedging transactions will be effective to protect us from changes in fuel prices, and if fuel prices decrease significantly, these hedging arrangements would result in our paying higher than market costs for a portion of our diesel fuel. In addition, our future use of fuel derivatives would expose us to the risk that one of our counterparties fails to perform its obligations, whether due to its insolvency or otherwise, which could result in financial losses.

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

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business.  Sysco’s brand names, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them.  Anything that damages our reputation or public confidence in our products, whether or not justified, including adverse publicity about the quality, safety, sustainability or integrity of our products or relating to activities by our operations, employees, suppliers or agents could tarnish our reputation and diminish the value of our brand, which could adversely affect our results of operations.

Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, salmonella, listeria or swine flu) or injuries caused by food tampering could also severely injure our reputation or negatively impact public confidence in our products.  If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales and profitability would be correspondingly decreased.  In addition, instances of food-borne illnesses or food tampering or other health concerns (even those unrelated to the use of Sysco products) or public concern regarding the safety of our products, can result in negative publicity about the food service distribution industry and cause our results of operations to decrease dramatically.

Damage to our reputation and loss of brand equity could reduce demand for our products and services.  This reduction in demand, together with the dedication of time and expense necessary to defend our reputation, would have an adverse effect on our financial condition and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.  Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were to be tarnished by negative publicity, including dissemination via print, broadcast or social media, or other forms of Internet-based communications.  Adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence and reduce short-term or long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations.  Any of these events could have a material adverse effect on our results of operations and financial condition.

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

Moreover, if sales to our corporate-managed customers increase at a faster pace of growth than sales to our locally-managed customers, we will become more dependent on corporate-managed customers as they begin to represent a greater proportion of our total sales.  Additionally, the loss of sales to the larger of these corporate-managed customers could have a material negative impact on our results of operations and financial condition.  Additionally, as a result of our greater dependence on these customers, we could be pressured by them to lower our prices and/or offer expanded or additional services at the same prices.  In that event, if we were unable to achieve additional cost savings to offset these price reductions and/or cost increases, our results of operations could be materially adversely affected.  We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

We may not be able to achieve our three-year financial targets by the end of fiscal year 2018.

In fiscal 2016, we set new three-year financial targets to grow operating income, accelerate earnings per share growth faster than operating income growth and improve return on invested capital. Our ability to meet these financial targets depends largely on our successful execution of our business plan including various related initiatives. There are various risks related to these efforts, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected; and the risk of adverse effects to our business, results of operations and liquidity if past and future undertakings, and the associated changes to our business, do not prove to be cost effective or do not result in the cost savings and other benefits at the levels that we anticipate. Our intentions and expectations with regard to the execution of our business plan, and the timing of any related initiatives, are subject to change at any time based on management’s subjective evaluation of our overall business needs. If we are unable to successfully execute our business plan, whether due to our failure to realize the anticipated benefits from our various business initiatives in the anticipated time frame or otherwise, we may be unable to achieve our three-year financial targets.

Expanding into international markets and complementary lines of business presents unique challenges, and our expansion efforts with respect to international operations and complementary lines of business may not be successful.

An element of our strategy includes the possibility of further expansion of operations into international markets and the establishment of international procurement organizations.  Our ability to successfully operate in international markets may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations, of the countries or regions in which we currently operate or intend to operate in the future.  Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences, maintaining product quality and greater difficulty in enforcing intellectual property rights.  Additionally, foreign currency exchange rates and fluctuations thereof may have an adverse effect on the financial results of our international operations.

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

If the products distributed by us are alleged to have caused injury or illness, or to have failed to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

We, like any other foodservice distributor, may be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute are alleged to have caused injury or illness, to have been mislabeled, misbranded, or adulterated or to otherwise have violated applicable governmental regulations. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, whether for taste, appearance, or otherwise, in order to protect our brand and reputation. Any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation, and/or lost sales due to the unavailability of the product for a period of time, could materially adversely affect our results of operations and financial condition.

We also face the risk of exposure to product liability claims in the event that the use of products sold by Sysco are alleged to have caused injury or illness.  We cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters.  Further, even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.  With respect to product liability claims, we believe we have sufficient primary or excess umbrella liability insurance.  However, this insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities.  We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers.  If Sysco does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially adversely affect our results of operations and financial condition.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as food safety and sanitation, transportation, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety, and due to the services we provide in connection with governmentally funded entitlement programs. For a detailed discussion of the laws and regulations to which our business is subject, please refer to “Business - Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.

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

If we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, or seizures or debarments from contracting with the government. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

We may incur significant costs to comply with environmental laws and regulations, and we may be subject to substantial fines, penalties or third-party claims for non-compliance.

Our operations are subject to various federal, state, and local laws and regulations relating to the protection of the environment, including those governing:

•	the discharge of pollutants into the air, soil, and water;

•	the management and disposal of solid and hazardous materials and wastes;

•	employee exposure to hazards in the workplace; and

•	the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials.

In the course of our operations, we operate, maintain, and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems, and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation or other costs related to environmental conditions at our currently or formerly owned or operated properties.

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

As described in Note 11, “Debt and Other Financing Arrangements,” as of July 2, 2016, we had approximately $7.4 billion of total indebtedness which included a commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion; a revolving credit facility supporting our United States and Canadian commercial paper programs in the amount of $1.5 billion scheduled to expire on December 29, 2018, and various other smaller bank facilities.
Our substantial amount of debt could have important consequences for us, including:

•	limiting our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

Our indebtedness may further increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures, potential acquisitions or joint ventures, and we expect to incur additional indebtedness to fund the repurchase of up to $1.5 billion in Sysco common stock under the $3 billion share repurchase program announced in June 2015.  Our increased level of indebtedness and the ultimate cost of such indebtedness could have a negative impact on our liquidity, cost of future debt financing and financial results, and our credit ratings may be adversely affected as a result of the incurrence of additional indebtedness.  In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and any alternative financing measures available may not be successful and may not permit us to meet our scheduled debt service obligations.

We rely on technology in our business and any technology disruption or delay in implementing new technology could have a material negative impact on our business.

Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network.  We use software and other technology systems, among other things, to generate and select orders, to load and route trucks, to make purchases, to manage our warehouses and to monitor and manage our business on a day-to-day basis. These systems are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber attacks, and viruses. Any such disruption to these software and other technology systems, or the failure of these systems to otherwise perform as anticipated, could adversely affect our customer service, decrease the volume of our business and result in increased costs and lower profits. While Sysco has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on our results of operations. Additionally, information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. If our competitors implement new technologies more quickly or successfully than we do, such competitors may be able to provide lower cost or enhanced services of superior quality compared to those we provide, which could have an adverse effect on our results of operations.

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

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  Approximately 9% of our current employees are participants in such multiemployer plans.  In fiscal 2016, our total contributions to these plans were approximately $41.0 million and there were no payments for withdrawal liabilities.  The costs of providing benefits through such plans have increased in recent years.  The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit.  Based upon the information available to us from plan administrators, we believe that several of these multiemployer plans are underfunded.  The unfunded liabilities of these plans may result in increased future payments by us and the other participating employers.  Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions.  Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.  Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $225 million as of July 2, 2016.  A significant increase to funding requirements could adversely affect the company’s financial condition, results of operations or cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines.

At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (Retirement Plan) as of December 31, 2012 for all U.S. based salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.  While these actions will serve to limit future growth in our pension liabilities, we had a sizable pension obligation of $3.8 billion as of July 2, 2016; therefore, financial market factors could impact our funding requirements.  Although recent pension funding relief legislation has served to defer some required funding, additional contributions may be required if our plan is not fully funded when the provisions that provided the relief are phased out.  See Note 14, “Company-Sponsored Employee Benefit Plans” to the Consolidated Financial Statements in Item 8 for a discussion of the funded status of the Retirement Plan.

The amount of our annual contribution to the Retirement Plan is dependent upon, among other things, the returns on the Retirement Plan’s assets and discount rates used to calculate the plan’s liability.  Our Retirement Plan holds investments in both equity and fixed income securities.  Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase.  The projected liability of the Retirement Plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our minimum funding requirements.  Specifically, decreases in these interest rates may have an adverse effect on our funding obligations.  To the extent financial markets experience future declines similar to those experienced in fiscal 2008 through the beginning of fiscal 2010, and/or interest rates on high quality bonds in the public markets decline, our required contributions may increase for future years as our funded status decreases, which could have an adverse effect on our financial condition.

Failure to successfully renegotiate union contracts could result in work stoppages.

As of July 2, 2016, approximately 8,953 employees at 50 operating companies were members of 52 different local unions associated with the International Brotherhood of Teamsters and other labor organizations.  In fiscal 2017, 13 agreements covering approximately 1,800 employees have expired or will expire.  Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages.  Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

A shortage of qualified labor could negatively affect our business and materially reduce earnings.

The future success of our operations, including the achievement of our strategic objectives, depends on our ability to identify, recruit, develop and retain qualified and talented individuals, and any shortage of qualified labor could significantly affect our business.  Our employee recruitment, development and retention efforts may not be successful, resulting in a shortage of qualified individuals in future periods.  Any such shortage would decrease Sysco’s ability to effectively serve our customers and achieve our strategic objectives.  Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each state, province or country and the aggregate square footage devoted to cold and dry storage as of July 2, 2016.

Location	Number of Facilities	Cold Storage (Square Feet in thousands)	Dry Storage (Square Feet in thousands)	Segment Served*
Alabama	2	185	131	BL
Alaska	2	57	28	BL
Arizona	1	228	140	BL
Arkansas	2	130	88	BL, O
California	17	1,436	1,260	BL, S, O
Colorado	4	275	216	BL, S, O
Connecticut	3	156	110	BL, O
District of Columbia	1	46	35	O
Florida	18	1,246	1,017	BL, S, O
Georgia	5	267	435	BL, S, O
Idaho	2	85	88	BL
Illinois	6	410	411	BL, S, O
Indiana	2	100	360	BL, O
Iowa	1	93	95	BL
Kansas	1	177	171	BL
Kentucky	1	91	106	BL
Louisiana	1	134	113	BL
Maine	1	58	50	BL
Maryland	2	318	255	BL
Massachusetts	1	218	188	BL
Michigan	3	320	368	BL, S
Minnesota	3	238	196	BL

Location	Number of Facilities	Cold Storage (Square Feet in thousands)	Dry Storage (Square Feet in thousands)	Segment Served*
Mississippi	1	95	69	BL
Missouri	2	106	95	BL, S
Montana	1	121	121	BL
Nebraska	1	144	129	BL
Nevada	3	199	154	BL, O
New Jersey	5	143	515	BL, O
New Mexico	1	121	108	BL
New York	4	417	361	BL, O
North Carolina	6	337	316	BL, S, O
North Dakota	1	46	59	BL
Ohio	7	409	492	BL, S, O
Oklahoma	3	189	152	BL, S, O
Oregon	3	176	156	BL, S, O
Pennsylvania	5	515	422	BL, S
Rhode Island	1	2	—	O
South Carolina	1	191	98	BL
Tennessee	5	406	426	BL, O
Texas	17	1,131	1,296	BL, S, O
Utah	1	161	107	BL
Virginia	3	628	396	BL
Washington	1	134	92	BL
Wisconsin	3	287	299	BL, O
Bahamas	1	90	23	O
Alberta, Canada	3	207	199	BL, O
British Columbia, Canada	8	309	279	BL, O
Manitoba, Canada	1	79	74	BL
New Brunswick, Canada	2	57	46	BL
Newfoundland, Canada	1	33	41	BL
Nova Scotia, Canada	1	39	47	BL
Ontario, Canada	12	602	525	BL, O
Quebec, Canada	7	129	245	BL, O
Saskatchewan, Canada	1	40	54	BL
Ireland	6	230	149	O
Northern Ireland	1	2	8	O
Puerto Rico	1	8	—	O
Totals	199	14,051	13,414

* Segments served include Broadline (BL), SYGMA (S), and Other (O).

We own approximately 22,298,000 square feet of our distribution facilities (or 81.2% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2017 to fiscal 2031, exclusive of renewal options.

We own our approximately 625,000 square foot headquarters office complex in Houston, Texas.  In addition, we own our approximately 669,000 square foot shared services complex in Cypress, Texas.

We are currently constructing a replacement facility in Texas whose fiscal 2016 sales were approximately 0.3% of fiscal 2016 sales.

As of July 2, 2016, our fleet of approximately 10,200 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods.  We own approximately 95% of these vehicles and lease the remainder.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II – FINANCIAL INFORMATION
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

			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
Fiscal 2015:
First Quarter	$38.85	$35.50	$0.29
Second Quarter	41.16	35.82	0.30
Third Quarter	41.45	37.81	0.30
Fourth Quarter	38.99	35.84	0.30
Fiscal 2016:
First Quarter	$41.87	$35.45	$0.30
Second Quarter	42.03	38.34	0.31
Third Quarter	46.69	38.84	0.31
Fourth Quarter	50.94	45.19	0.31

The number of record owners of Sysco’s common stock as of August 12, 2016 was 10,329.

We made the following share repurchases during the fourth quarter of fiscal 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
March 27 – April 23	2,375,313	$46.69	2,375,313	13,152,682
Month #2
April 24 – May 21	1,943,726	48.30	1,925,554	11,227,128
Month #3
May 22 – July 2	1,112,225	48.68	1,111,628	10,115,500
Total	5,431,264	$47.67	5,412,495	10,115,500

 (1) The total number of shares purchased includes zero, 18,172, and 597 shares tendered by individuals in connection with stock option exercised in month #1, month #2, and month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.

In June 2015, our Board of Directors approved a repurchase program to repurchase from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two year period ending July 1, 2017, including $1.5 billion through an accelerated share repurchase that commenced in the second quarter of fiscal 2016, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. Our accelerated share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for "Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs." We repurchased 34,716,180 shares under this plan in fiscal 2016. In addition to this share repurchase program approved in June, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million.  The authorization expires on August 21, 2017.  Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors. We purchased 10,000,000 shares under this authorization in fiscal 2016 and purchased an additional 5,607,003 shares through August 12, 2016.

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

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2011, and that all dividends were reinvested.  Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

	7/2/2011	6/30/2012	6/29/2013	6/28/2014	6/27/2015	7/2/2016
Sysco Corporation	$100	$98	$116	$133	$139	$190
S&P 500	100	104	125	156	171	175
S&P 500 Food/Staple Retail Index	100	115	140	168	200	203

Item 6.  Selected Financial Data

	Fiscal Year
	2016 (1), (2)	2015 (1)	2014 (1)	2013	2012
	(In thousands except for per share data)
Sales	$50,366,919	$48,680,752	$46,516,712	$44,411,233	$42,380,939

Operating income	1,850,500	1,229,362	1,587,122	1,658,478	1,890,632

Earnings before income taxes	1,433,007	1,008,147	1,475,624	1,547,455	1,784,002
Income taxes	483,385	321,374	544,091	555,028	662,417
Net earnings	$949,622	$686,773	$931,533	$992,427	$1,121,585

Net earnings:
Basic earnings per share	$1.66	$1.16	$1.59	$1.68	$1.91
Diluted earnings per share	1.64	1.15	1.58	1.67	1.90

Dividends declared per share	$1.23	$1.19	$1.15	$1.11	$1.07

Total assets	$16,721,804	$17,989,281	$13,141,113	$12,678,208	$12,137,207
Capital expenditures	527,346	542,830	523,206	511,862	784,501

Current maturities of long-term debt (3)	$8,909	$4,979,301	$304,777	$207,301	$254,650
Long-term debt	7,336,930	2,271,825	2,357,330	2,627,544	2,749,304
Total long-term debt	7,345,839	7,251,126	2,662,107	2,834,845	3,003,954
Shareholders’ equity	3,479,608	5,260,224	5,266,695	5,191,810	4,685,040
Total capitalization	$10,825,447	$12,511,350	$7,928,802	$8,026,655	$7,688,994
Ratio of long-term debt to capitalization (3)	67.9%	58.0%	33.6%	35.3%	39.1%

(1) Our results of operations are impacted by Certain Items that have resulted in reduced earnings on a GAAP basis. See “Non-GAAP Reconciliations,” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, for our results on an adjusted basis that exclude Certain Items.

(2) Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 53-week year ending July 2, 2016 for fiscal 2016.

(3) Specific to fiscal 2015, as discussed in Note 11, "Debt and Other Financing Arrangements," our current maturities of long-term debt include senior notes issued for the proposed merger with US Foods that were required to be redeemed due to the termination of the merger agreement. We redeemed these notes in July 2015.

Our financial results are impacted by accounting changes and the adoption of various accounting standards. See Note 2, "Changes in Accounting" to the Consolidated Financial Statements in Item 8 for further discussion.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from restructuring charges, consisting of (1) severance charges, (2) facility closing costs, (3) professional fees incurred related to our three-year strategic plan and (4) expenses associated with the revised business technology strategy announced in fiscal 2016. It will also exclude acquisition-related expense resulting from (1) merger and integration planning, litigation costs and termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (2) transaction costs in connection with the acquisition of the parent holding company for the Brakes Group (the Brakes Acquisition), as well as the financing costs related to these acquisitions. Any costs related to the proposed merger with US Foods were applicable to us in our first quarter of fiscal 2016 and prior periods. These fiscal 2016 and fiscal 2015 items are collectively referred to as "Certain Items." Our US Foods financing costs related to senior notes that were issued in fiscal 2015 to fund the proposed merger. These senior notes were redeemed in the first quarter of fiscal 2016 and triggered a redemption loss of $86.5 million, and we incurred interest on the notes through the redemption date. With respect to adjusted return on invested capital targets, our invested capital is adjusted for the accumulation of any excess cash against our average debt amounts.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 53-week year ending July 2, 2016 for fiscal 2016, and a 52 week year ending June 27, 2015 and June 28, 2014 for fiscal 2015 and fiscal 2014, respectively. Because fiscal 2016 contained an additional week as compared to fiscal 2015, our Consolidated Results of Operations for fiscal 2016 are not directly comparable to the prior year. Management believes that adjusting the fiscal 2016 Consolidated Results of Operations for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. Sysco's results of operations and related metrics within this section will be disclosed on both a 53-week and 52-week basis for fiscal 2016 as compared to fiscal 2015. This is calculated by taking one-fourteenth of the total metric for the fourth quarter of fiscal 2016.

Any metric within this section referred to as "adjusted" will reflect the applicable impact of both Certain Items and the extra week in fiscal 2016. More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

We consider our primary market to be the foodservice market in the U.S., Canada and Ireland and estimate that we serve about 16.4% of this approximately $295 billion annual market based on a measurement as of the end of calendar 2015.  We use industry data obtained from various sources including Technomic, Inc., the Canadian Restaurant and Foodservices Association and the Irish Food Board to calculate this measurement.  From time to time, these industry sources can revise the methodology used to calculate the size of the foodservice market and as result, our percentage can change not only from our sales results, but also from revisions. According to industry sources, the foodservice, or food-away-from-home, market represents approximately 49% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar 2015.

Industry sources estimate the total foodservice market in the U.S. experienced a real sales increase of approximately 2.3% in calendar year 2015 and 0.7% in calendar year 2014.  Real sales changes do not include the impact of inflation or deflation.

Acquisition of Brakes Group

In February 2016, Sysco entered into a share sale and purchase agreement (the Purchase Agreement) to acquire Cucina Lux Investments Limited, the parent holding company of the Brakes Group (the "Brakes Acquisition"). On July 5, 2016, following the end of fiscal year 2016, Sysco closed the Brakes Acquisition. The consideration paid by Sysco in connection with the Brakes Acquisition was approximately £2.3 billion (approximately $3.1 billion based on exchange rates on July 5, 2016), and included the repayment of approximately $2.3 billion of the Brakes Group's then outstanding debt. The purchase price was paid primarily in cash using the proceeds from recent debt issuances and other cash on hand, and is subject to certain adjustments as provided in the Purchase Agreement. The Brakes Group is now wholly owned by Sysco.

The Brakes Group is a leading European foodservice business by revenue, supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to more than 50,000 foodservice customers. The Brakes Group has leading market positions in the U.K., France, and Sweden, in addition to a presence in Ireland, Belgium, Spain, and Luxembourg. The Brakes Acquisition significantly strengthens Sysco's position as the world's leading foodservice distributor and offers attractive opportunities for organic growth and future expansion in European markets.

In the twelve months ended December 31, 2015, the Brakes Group’s sales were nearly $5 billion (£3.3 billion based on the weighted average exchange rate for the twelve months ended December 31, 2015), a 6.5% increase (in pounds sterling) from its previous fiscal year. The combined companies are expected to generate annualized sales of approximately $55 billion. We believe this acquisition will provide a solid platform for further acquisitions in Europe. The Brakes Acquisition is expected to be immediately accretive to Sysco’s earnings per share in fiscal 2017 contributing low to mid-single-digit percentage growth. In light of the recent closing of the Brakes Acquisition, we are in the early stages of the onboarding process with respect to the Brakes Group. Accordingly, for purposes of Part II, Item 7 of this Form 10-K, the remaining discussion refers to the legacy Sysco business, excluding the impact of the Brakes Acquisition, except as otherwise noted.

Highlights
The general foodservice market environment since the beginning of fiscal 2016 has been uneven, with a combination of both favorable and unfavorable trends reflected in the relevant data. As compared to a few years ago, consumer confidence and unemployment data points were favorable through fiscal 2016 and the beginning of fiscal 2017, while consumer spending on meals away from home has trended slightly downward towards the end of the fiscal year following gains throughout most of fiscal 2016. Spending at restaurants was generally improved, but customer traffic levels were generally unchanged during fiscal 2016 and are beginning to decline, together with an overall moderation in spend. Amid these conditions, throughout fiscal 2016 we provided our customers with excellent service, growing our business with locally managed customers, improving our gross margins and managing expenses. These are all important steps towards achieving our three-year plan financial objectives.
Comparison of results from fiscal 2016 to fiscal 2015:

•	Sales increased 3.5%, or $1.7 billion, to $50.4 billion; on a comparable 52-week basis, adjusted sales improved 1.5%;

•	Operating income increased 50.5%, or $621.1 million, to $1.9 billion;

•	Adjusted operating income increased 12.1%, or $217 million, to $2 billion; on a comparable 52-week basis, adjusted operating income increased 9.6%;

•	Net earnings increased 38.3%, or $262.8 million, to $949.6 million;

•	Adjusted net earnings increased 10.4%, or $114 million, to $1.2 billion; on a comparable 52-week basis, adjusted net earnings increased 8.0%;

•
Basic earnings per share and diluted earnings per share in fiscal 2016 were $1.66 and $1.64, respectively, a 43.1% and 42.6% increase from the comparable prior year amount of $1.16 and $1.15 per share; and

•
Adjusted diluted earnings per share were $2.10 in fiscal 2016, a 14.1% increase from the comparable prior year amount of $1.84 per share; on a comparable 52-week basis, adjusted diluted earnings per share were $2.06 in fiscal 2016, a 12.0% increase.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends

General economic conditions can affect consumer confidence and the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  Lower fuel prices likely contributed to incremental consumer spending benefits and reduced our delivery costs; however, we experienced some demand softness in certain markets disproportionately impacted by the downturn in the energy industry in parts of Texas, Montana, North Dakota and Alberta, Canada. Restaurant industry data reflects mixed trends with uneven sales during fiscal 2016. Current sentiment for consumer spending on meals away from home has trended slightly downward recently. Spending at restaurants was generally improved, but customer traffic levels were generally unchanged and are beginning to decline along with an overall moderation in spend. Due to softening conditions for the restaurant environment, we expect modest case volume growth during the first half of fiscal 2017.

Our sales and gross profit performance can be influenced by multiple factors including price, volume and product mix. The modest level of growth in the foodservice market has created additional competitive pricing pressures, which is, in turn, negatively impacting sales and gross profits. Case growth with our locally managed Broadline business is needed to drive gross profit dollar growth. Our locally managed customers, including independent restaurant customers, comprise a significant portion of our overall volumes and an even greater percentage of profitability due to the high level of value added services we typically provide to this customer group. Through continued focus, our locally managed case volume growth has accelerated. Our sales to corporate-

managed customers, including chain restaurants and multi-locational restaurants, also comprise a significant portion of our overall volumes. Gross margin on sales to our corporate-managed customers is generally lower than on sales to other types of customers due to the higher volumes we sell to these customers. Case growth for our corporate-managed customers remained solid, but competitive pricing pressure has constrained our gross margins. We offer an assortment of Sysco-branded products that we can differentiate from nationally-branded products, which enables us to achieve higher gross profits. As a result, we focus on growing these products especially with locally-managed customers. Inflation is a factor that contributes to the level of sales and gross profit growth and can be a factor that contributes to gross margin pressure. We experienced deflation at a rate of 0.7% for fiscal 2016. Deflation in fiscal 2016 has occurred primarily in the meat, seafood, dairy and poultry categories for both periods, partially offset by modest inflation in other categories. This is a significant decline from inflation of 3.7% experienced in fiscal 2015.  We expect deflation to persist at least through the end of calendar 2016. Rapid decreases in prices can make it challenging to leverage our fixed costs; however, the rate of deflation in fiscal 2016 was moderate. Our focus on sales of Sysco branded items and our category management efforts have helped us to manage our gross margin performance in response to several of these factors.

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

We have experienced higher operating expenses in fiscal 2016, as compared to fiscal 2015, that are attributable to higher case volumes and increased management incentive accruals. Some of these incentives are based on Sysco's total shareholder return as compared to the S&P 500. Sysco's stock performance improved relative to the S&P 500 in fiscal 2016, resulting in higher accruals for these awards. While these costs are increasing, certain of our expenses are declining, including indirect spend and fuel costs. Indirect spend includes costs such as fleet maintenance and supplies. An additional favorable impact resulted from the strong U.S. dollar, which is reducing our operating expenses as we convert foreign operating expenses to U.S. dollars. We are also incurring Certain Items in fiscal 2016 for restructuring costs, currently consisting of severance charges, professional fees incurred related to our three-year strategic plan and the impact of changes to our business technology strategy. These Certain Items are contributing to our operating expenses in fiscal 2016 and are likely to continue to contribute to our expenses in the near-term, as we review all aspects of our business for additional cost savings opportunities.

Interest expense for fiscal 2016 increased $51.3 million as compared to fiscal 2015. The increase was primarily due to the redemption of the senior notes issued in fiscal 2015 to fund the merger that had been proposed with US Foods, partially offset by lower average debt levels in fiscal 2016 as compared to fiscal 2015. In the second quarter of fiscal 2016, Sysco issued $2.0 billion in senior notes and proceeds of $1.5 billion were used to fund our accelerated share repurchase that reduced our share count in fiscal 2016. In the fourth quarter of fiscal 2016, we issued $2.5 billion in senior notes and €500 million in senior notes to fund the Brakes Acquisition. Sysco treated such interest expense incurred under these notes as a Certain Item because the use of the proceeds was for the Brakes Acquisition, which did not close until fiscal 2017. Unless our borrowing needs change materially, we do not anticipate a similar level of increase in our interest expense in fiscal 2017 as compared to fiscal 2016. On an adjusted basis, interest expense will increase because the debt incurred in connection with the Brakes Acquisition will no longer be treated as a Certain Item in fiscal 2017.

The number of our outstanding shares has decreased as a result of our $1.5 billion accelerated share repurchase program. This represented half of our previously announced $3.0 billion share repurchase program. This generated an approximate $0.05 per share benefit for fiscal 2016. We intend to execute the remaining $1.5 billion in share repurchases in fiscal 2017 through open market purchases, an accelerated share repurchase or otherwise and believe this will provide an earnings per share benefit of approximately $0.03 to $0.04 per share in fiscal 2017, driven by a reduction in average shares outstanding.

Strategy

We are focused on optimizing our core foodservice business with a customer centric approach, while continuing to explore appropriate opportunities to profitably grow our market share in established markets, expand our core business to new geographical regions and markets and create shareholder value by expanding beyond our core business.  We are executing on our strategy by expanding our operational reach in Europe through the Brakes Acquisition. Day-to-day, our business decisions are driven by our mission to market and deliver quality products to our customers with exceptional service, with the aspirational vision of becoming our customers’ most valued and trusted business partner.  We have identified five components of our strategy to help us achieve our mission and vision as follows:

•
Partnership - Profoundly enrich the experience of doing business with Sysco:  Our primary focus is to help our customers succeed.  We believe that by building on our current competitive advantages, we will be able to further differentiate our offering to customers.  Our competitive advantages include our sales force of over 7,600 marketing associates; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers such as business reviews and menu analysis; and our multi-regional presence in the U.S. and Canada.  In addition, we have a portfolio of businesses spanning Broadline, chain restaurant distribution, specialty produce, specialty meat, hotel amenities, specialty import and export which serves our customers’ needs across a wide array of business segments.  Through our Sysco Ventures platform, we are developing a suite of technology solutions that help support the administrative needs of our customers.  We believe this strategy of enriching the experience of doing business with Sysco will increase customer retention and profitably accelerate sales growth with both existing and new customers.

•
Productivity - Continuously improve productivity in all areas of our business:  We continually strive to improve productivity and reduce costs.  From modernizing software systems to leveraging the power of our end-to-end supply chain, we continue to look for ways to improve our service to our customers and lower costs.

•
Products - Enhance our portfolio of products and services by initiating a customer-centric innovation program:  We continually explore opportunities to provide new and improved products, technologies and services to our customers.

•
People - Leverage talent, structure, and culture to drive performance:  Our ability to drive results and grow our business is directly linked to having the best talent in the industry.  We are committed to the continued enhancement of our talent management programs in terms of how we recruit, select, train and develop our associates throughout Sysco, as well as succession planning.  Our ultimate objective is to provide our associates with outstanding opportunities for professional growth and career development.

•
Portfolio - Explore, assess and pursue new businesses and markets: This strategy is focused on identifying opportunities to expand the core business through growth in new international markets and in adjacent areas that complement our core foodservice distribution business.  As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions, joint ventures and sales of assets and businesses.

In fiscal 2016, we set three-year financial targets to be achieved by the end of fiscal 2018:

•	Improve operating income by at least $500 million;

•	Grow earnings per share faster than operating income; and

•	Achieve 15% in return on invested capital improvement for existing businesses.

The key levers to achieve these goals include an emphasis on accelerating locally managed customer case growth, improve margins, leverage supply chain costs and reduce administrative costs. We do not expect our improvements to occur evenly on a quarterly basis. We exceeded our 20% to 30% of our adjusted operating income improvement goal in fiscal 2016 and in fiscal 2017, our goal is to achieve 50% to 60% of our cumulative adjusted operating income target. Return on invested capital improvements include goals to improve our working capital by four days through improved management of working capital, specifically from the combined impact of accounts receivables, inventory and accounts payable. Our underlying assumptions in achieving these financial targets include reinvesting in our business, moderate growth in our dividend, reducing diluted shares outstanding through our previously announced $3.0 billion share buyback program, half of which has been completed and the other half is expected to occur in fiscal 2017, and repurchasing shares to offset any new share issuances from employee equity compensation and pursuing investments through acquisitions.

During fiscal 2016, we delivered the following results against these objectives as compared to fiscal 2015:

•	Total cases grew 5.0% in our Broadline business, and local cases grew 4.7%; 3.0% and 2.7% on a comparable 52-week basis, respectively;

•	We grew gross profit by $489.0 million, expanded gross margin by 38 basis points, and gross profit grew faster than total operating expenses;

•	Operating income grew by 50.5% and adjusted operating income grew by 9.6%; and

•	Diluted earnings per share grew 42.6% and adjusted diluted earnings per share grew 12.0%.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Revised Technology Strategy
In fiscal 2016, Sysco announced its revised business technology strategy focused on improving the customer experience. In refocusing its technology approach, Sysco is modernizing and adding new capability and functionality to its existing SUS Enterprise Resource Planning (ERP) system. In connection with this strategy, Sysco plans to remove the SAP ERP platform currently used by 12 of its operating companies by the end of fiscal 2017. We believe this new approach to our business technology strategy enables us to achieve our original business transformation objectives sooner, at a lower cost, with less risk, and provides a better user experience for our customers and operating companies. Our technology efforts going forward are expected to be increasingly directed toward developing customer-facing tools and systems, such as a digital ordering platform, that add value to our customers’ overall experience with Sysco. Additionally, we will continue to develop integrated systems that enable the use of shared services across the enterprise. Sysco expects to realize significant technology cost savings once the conversion to the SUS ERP is completed in fiscal 2017. A portion of these savings will be reinvested in optimizing the company’s technology platform to better serve customers. In addition, the company incurred expenses of approximately $78.5 million in fiscal 2016 related to write-offs, accelerated depreciation and conversion costs resulting from the changes in technology strategy. Incremental depreciation expenses, recognized in fiscal 2016 were $73.5 million, consisted of $31.6 million of unfinished projects previously capitalized on the consolidated balance sheet within construction in progress and $41.9 million in accelerated depreciation. We expect to incur expenses of approximately $130 million in fiscal 2017 primarily from accelerated depreciation and conversion costs.

General and Administrative Productivity Plan
In fiscal 2016, Sysco began a productivity plan that includes a reduction in its workforce by approximately 2%, or 1,200 positions, by the end of fiscal 2017. The primary focus of this reduction is on administrative, non-customer-facing roles. Sysco expects to record charges for severance and related benefit costs of $25 million to $30 million through the end of fiscal 2017. Charges recognized in fiscal 2016 were $17.0 million. We also designed a new market structure for our U.S. Broadline operations that reduced the number of markets from eight to six effective at the beginning of fiscal 2017. This change builds on our functional expertise and further improves the effectiveness of each team, while reducing administrative costs, improving efficiency through standardization of processes and improving execution of our three-year financial plan.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2016	2015	2014
Sales	100%	100.0%	100.0%
Cost of sales	82.1	82.4	82.4
Gross profit	17.9	17.6	17.6
Operating expenses	14.3	15.0	14.2
Operating income	3.7	2.5	3.4
Interest expense	0.6	0.5	0.3
Other expense (income), net	0.2	(0.1)	—
Earnings before income taxes	2.8	2.1	3.2
Income taxes	1.0	0.7	1.2
Net earnings	1.9%	1.4%	2.0%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	2016		2015
Sales	3.5%		4.7%
Cost of sales	3.0		4.7
Gross profit	5.7		4.5
Operating expenses	(1.8)		11.0
Operating income	50.5		(22.5)
Interest expense	20.1		105.9
Other expense (income), net (1)	(431.5)	(1)	174.4	(2)
Earnings before income taxes	42.1		(31.7)
Income taxes	50.4		(40.9)
Net earnings	38.3%		(26.3)%
Basic earnings per share	43.1%		(27.0)%
Diluted earnings per share	42.6		(27.2)
Average shares outstanding	(3.2)		1.0
Diluted shares outstanding	(3.3)		1.1

(1) Other expense (income), net was expense of $111.3 million in fiscal 2016 and income of $33.6 million in fiscal 2015.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	2016		2015
	(in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	4.0%	$1,926.0	2.4%	$1,093.4
Acquisitions	0.7	348.1	0.6	272.5
Foreign currency	(1.3)	(628.4)	(1.0)	(486.6)
Other (including extra week applicable for 2016)	0.1	40.5	2.7	1,284.7
Total sales increase	3.5%	$1,686.2	4.7%	$2,164.0

Sales for fiscal 2016 were 3.5% higher than fiscal 2015, respectively.  The largest drivers of the increases were the extra week that was applicable in fiscal 2016, case volume growth and sales from acquisitions that occurred within the last 12 months. We estimate that the extra week contributed 2.0% of the 3.5% sales growth.  Case volumes for the company's U.S. Broadline operations improved 5.3% in fiscal 2016 compared to fiscal 2015 and included a 4.7% improvement in locally managed customer case growth. We estimate that the extra week contributed 2.0% to both the U.S. Broadline operations and locally managed customer case growth. Partially offsetting this growth were unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars.  Other items impacting the change in sales, but to a lesser extent, were pricing management of product cost deflation and product mix.

Sales for fiscal 2015 were 4.7% higher than fiscal 2014.  The largest drivers of the increases were case volume growth and inflation, which is included in "Other" in the table above. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 3.7% during fiscal 2015, driven mainly by inflation in the meat, seafood and dairy categories.  Case volumes including acquisitions within the last 12 months improved 2.6% in fiscal 2015.  Case volumes excluding acquisitions within the last 12 months improved 2.4% in fiscal 2015.  Our case volumes represent our results from our Broadline and SYGMA segments combined.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.0% in fiscal 2015.

Operating Income

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight.  Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities.  Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.

Fiscal 2016 vs. Fiscal 2015

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	2016	2015	Change in Dollars	% Change
	(In thousands)
Gross profit	$9,040,472	$8,551,516	$488,956	5.7%
Operating expenses	7,189,972	7,322,154	(132,182)	(1.8)%
Operating income	$1,850,500	$1,229,362	$621,138	50.5%

Adjusted Gross profit (Non-GAAP)	$8,861,698	$8,551,516	$310,182	3.6%
Adjusted operating expenses (Non-GAAP)	6,897,325	6,759,686	137,639	2.0%
Adjusted operating income (Non-GAAP)	$1,964,373	$1,791,830	$172,543	9.6%

The increase in operating income and adjusted operating income for fiscal 2016 was impacted by gross profit growth exceeding operating expense growth. The increase in operating income during fiscal 2016 also reflected a lower amount of Certain Items as compared to fiscal 2015. An additional unfavorable impact resulted from the strengthening U.S. dollar, which reduced our foreign operating income as we converted those amounts to U.S. dollars. More information on the rationale for the use of these adjusted measures and reconciliations can be found under “Non-GAAP Reconciliations.”

Gross profit dollars increased in fiscal 2016, as compared to fiscal 2015, primarily due to the extra week in fiscal 2016, higher sales volumes, including a more beneficial mix of local customer case growth, higher sales of Sysco branded products to local customers, benefits of category management and revenue management and effective management of deflation. We estimate that the extra week contributed 2.1% of the 5.7% gross profit growth.  Our focus on center of plate categories, such as beef, pork and poultry, and our emphasis on fresh produce helped drive gross profit growth. Gross margin, which is gross profit as a percentage of sales, was 17.95% in fiscal 2016, an improvement of 38 basis points from the gross margin of 17.57% in fiscal 2015. Our case growth for Sysco brand sales to local customers increased 82 basis points for fiscal 2016. The change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.7% for fiscal 2016. Of those amounts, our U.S. Broadline operations experienced deflation of 0.9%. Deflation in these fiscal 2016 periods has occurred primarily in the meat, seafood, dairy and poultry categories for both periods, partially offset by modest inflation in other categories.

Operating expenses for fiscal 2016 decreased 1.8%, or $132.2 million, over fiscal 2015. Adjusted operating expenses for fiscal 2016 increased 2.0%, or $137.6 million, over fiscal 2015.  Both operating expenses and adjusted operating expenses were increased by the additional week in fiscal 2016. We estimate that the extra week contributed 2.0% to these operating expense metrics.  The decrease in operating expenses was primarily due to a lower level of Certain Items primarily from lower acquisition-related costs. The increase in adjusted operating expenses for fiscal 2016 resulted primarily from expenses attributable to higher case volumes and increased management incentive accruals. These increases were partially offset by reduced expenses in indirect spend and fuel costs and administrative expense. Indirect spend includes costs such as fleet maintenance and supplies. An additional favorable impact resulted from the strengthening U.S. dollar, which is reducing our operating expenses as we convert foreign operating expenses to U.S. dollars.

Operating Expenses Impacting Adjusted Operating Income

Pay-related expenses represent a significant portion of our operating costs, and can increase due to volume growth, increased incentive expenses, acquisitions and pay increases, among other factors. These expenses increased by $199.5 million in fiscal 2016 as compared to fiscal 2015 due primarily to case volume increases and companies acquired within the last 12 months. Our pay-related expenses increased $131.7 million primarily due to improved case volumes for fiscal 2016. Long-term incentive accruals increased $38.5 million. Some of these incentives are based on Sysco's total shareholder return as compared to the S&P 500 and Sysco's stock performance improved relative to the S&P 500 in fiscal 2016, which increased the expense associated with these awards. Our expense related to management incentive accruals will vary based on how the company’s performance compares to incentive targets. Acquired companies added $29.4 million to the pay-related expense totals for fiscal 2016 as compared to fiscal 2015.

Several factors contributed to reductions in operating expenses, including reduced indirect spending, reduced fuel costs and foreign exchange translation. Total fuel costs decreased by $68.0 million in fiscal 2016 as compared to fiscal 2015. The decrease was primarily due to lower prices for diesel. We do not expect this level of decrease in fiscal 2017 due to pricing we have locked with fixed forward contracts. Due to a stronger U.S. dollar, foreign exchange translation aided in the year over year comparison of operating expenses by $86.9 million.

Cost per case is an important metric management uses to measure our expense performance. This metric is calculated by dividing the total operating expense of our U.S. Broadline companies by the number of cases sold. Adjusted cost per case is calculated similarly; however, the operating expense component excludes restructuring costs consisting of severance charges, which are the Certain Items applicable to these companies, divided by the number of cases sold.  Our corporate expenses are not included in the cost per case metrics because the metric is a measure of efficiency in our operations. Our U.S. Broadline operations represented approximately 70% of Sysco's sales and nearly 65% of our operating expenses prior to corporate expenses in both fiscal 2016 and fiscal 2015. We seek to grow our sales and reduce our costs on a per case basis. Our cost per case and adjusted cost per case decreased $0.04 per case fiscal 2016 as compared to the corresponding periods of fiscal 2015.  The decrease reflects progress in productivity improvements and cost reductions in our supply chain including reduced fuel costs and indirect spend. The decrease attributable to lower fuel prices was $0.04 benefit per case. Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for fiscal 2016. Additionally, the extra week in fiscal 2016 was not large enough to produce a different result on a 52-week basis.

Certain Items within Operating Expenses

Sysco’s operating expenses are impacted by Certain Items, which are expenses that can be difficult to predict, can be unanticipated or do not represent core operating expenses. More information on the rationale for the use of adjusted measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.” Certain Item costs totaled $158.7 million in fiscal 2016. Certain Items for fiscal 2016 consisted of restructuring costs related to our revised business technology strategy, severance charges, professional fees incurred related to our three-year strategic plan, and acquisition-related costs and loss on foreign currency remeasurement and hedging. Costs associated with our revised business technology strategy were $73.5 million, consisting of $31.6 million of unfinished projects previously capitalized on the consolidated balance sheet and $41.9 million in accelerated depreciation. Professional fees and severance largely related to our three-year strategic plan totaled $43.3 million in fiscal 2016. Loss on foreign currency remeasurement and hedging related to the Brakes Acquisition totaled $147.0 million. Certain of these types of expenses, such as restructuring costs, are likely to continue in the near-term as we review all aspects of our business for additional cost savings opportunities. Additionally, we will incur additional costs to onboard the Brakes Group into our operations.

Certain Items for fiscal 2015 related primarily to integration planning and transaction costs incurred in connection with the merger that had been proposed with US Foods, including merger termination costs. Certain Item costs totaled $562.5 million for fiscal 2015.

Interest Expense

Interest expense increased $51.3 million for fiscal 2016, as compared to fiscal 2015, primarily due to the redemption of the senior notes issued in fiscal 2015 to fund the merger that had been proposed with US Foods. These senior notes were redeemed in the first quarter of fiscal 2016 and triggered a redemption loss of $86.5 million. This increase was partially offset by lower average debt levels in fiscal 2016 as compared to fiscal 2015. We incurred interest costs from financing the Brakes Acquisition in the last half of fiscal 2016. In fiscal 2015, we incurred interest costs related to the proposed merger with US Foods. Interest costs related to these proposed acquisitions as well and the redemption costs noted above are considered Certain Items. Our interest expense, excluding Certain Items, increased $61.8 million as compared to fiscal 2015, due to higher borrowing levels from senior notes that were issued in fiscal 2016 primarily for our accelerated share repurchase program.

Other Income and Expense, Net

Other income and expense, net increased $144.9 million for fiscal 2016, as compared to fiscal 2015, primarily from the remeasurement of foreign denominated cash and losses of foreign currency option contracts. Both of these related to our purchase price for the acquisition of the Brakes Group, which closed shortly after our fiscal year end.

Fiscal 2015 vs. Fiscal 2014

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2015	2014	Change in Dollars	% Change
	(Dollars in thousands)
Gross profit	$8,551,516	$8,181,035	$370,481	4.5%
Operating expenses	7,322,154	6,593,913	728,241	11.0
Operating income	1,229,362	1,587,122	(357,760)	(22.5)

Gross profit	8,551,516	8,181,035	370,481	4.5
Adjusted operating expenses (Non-GAAP)	6,759,686	6,447,405	312,282	—
Adjusted operating income (Non-GAAP)	$1,791,830	$1,733,630	$58,199	3.4%

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

Gross profit dollars increased in fiscal 2015 as compared to fiscal 2014 primarily due to increased sales volumes, stronger relative mix of sales to our locally-managed customers and benefits from category management.  Gross margin, which is gross profit as a percentage of sales, was 17.57% in fiscal 2015, a decline of 2 basis points from the gross margin of 17.59% in fiscal 2014.  Increased competition resulting from a slow-growth market and volatile inflation has pressured our gross margins; however, sales and mix, as well as our category management initiative helped us stabilize our gross margin performance.  Inflation in fiscal 2015 was 3.7%, an increase from 2.1% experienced in fiscal 2014. Our inflation rates were higher in the first half of fiscal 2015, reaching 6.0% at the mid-point of the fiscal year and dropping to 0.1% by the end of the fiscal year. Fiscal 2015 inflation was seen primarily in the meat, dairy and poultry categories.

Operating expenses for fiscal 2015 increased 11.0%, or $728.2 million, over fiscal 2014.  Adjusted operating expenses for fiscal 2015 increased 4.9%, or $315.6 million, over fiscal 2014.  These increases in adjusted operating expenses were primarily due to increased expenses from greater case volumes, higher incentive accruals, higher pay for our sales organization as a result of higher gross profit, investment in administrative support capabilities and acquired operations. Partially offsetting this increase, was a reduction in fuel costs and provisions for losses on receivables. Sysco’s operating expenses were impacted by Certain Items, which resulted in an increase in operating expenses of $416 million in fiscal 2015 as compared to fiscal 2014.  More information on the rationale of the use of adjusted operating expense and adjusted operating income and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Operating Expenses Impacting Adjusted Operating Income

Our operating expenses increased in fiscal 2015 as compared to fiscal 2014 partially due to greater case volumes, higher incentive accruals, higher pay for our sales organization as a result of higher gross profit, investment in administrative support capabilities and acquired operations.  Pay-related expenses, which represent a significant portion of our operating costs, increased by $349.3 million in fiscal 2015 over fiscal 2014.  Factors contributing to the increase in 2015 include increase in expense related to management incentive accruals of $103.5 million, higher pay in our sales organization largely as a result of higher gross profits, higher costs due to investment in new administrative support capabilities and companies acquired in the last 12 months. The amounts for companies acquired within the last 12 months include our new, consolidated joint ventures, such as our 50% interest in a foodservice company in Costa Rica. Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses. In addition, we had increased our marketing associate headcount in certain markets in order to invest in future sales growth. Our fiscal 2015 financial performance trended more favorably relative to the applicable management incentive targets as compared to fiscal 2014. Consequently, expense is higher period over period.

Our U.S. Broadline cost per case and adjusted cost per case increased $0.08 per case in fiscal 2015 as compared to fiscal 2014.  The increase occurred primarily from increased pay-related expenses.  Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for fiscal 2015.

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

 Net Earnings

Net earnings increased 38.3% in fiscal 2016 from fiscal 2015 due primarily to the items noted above and the beneficial impact from the favorable resolution of tax contingencies. Items impacting our income taxes from effective tax rates are discussed in Note 20, "Income Taxes".  Adjusted net earnings increased 8.0% in fiscal 2016 primarily from gross profit growth, strong expense management and the favorable resolutions of tax contingencies. Our tax rate can be positively or negatively influenced by events such as the occurrence or resolution of tax contingencies; however, we expect a normalized tax rate of 35% to 36% for the remainder of fiscal 2017, which represents a decrease due to the recent Brakes Acquisition. An additional unfavorable impact on our net earnings and adjusted net earnings resulted from the strengthening U.S. dollar, which reduced both amounts by $11.5 million for fiscal 2016 as we converted foreign earnings to U.S. dollars.

Net earnings decreased 26.3% in fiscal 2015 from fiscal 2014 due primarily to the changes in operating income discussed above, including the impact of Certain Items, which included increased interest expense of $131.6 million in fiscal 2015 that related to the financing of our proposed merger with US Foods.  These amounts include the write off of unamortized debt issuance costs when our bridge acquisition facility was terminated upon the issuance of our senior notes in October 2014 and interest expense on those senior notes. Excluding this interest expense, adjusted interest expense decreased by $0.6 million. Adjusted net earnings increased $66.3 million, or 6.4%, during fiscal 2015.  Items impacting our income taxes from effective tax rates are discussed in Note 20, "Income Taxes".

Earnings Per Share

Basic earnings per share in fiscal 2016 were $1.66, a 43.1% increase from the fiscal 2015 amount of $1.16 per share. Diluted earnings per share in fiscal 2016 were $1.64, a 42.6% increase from the fiscal 2015 amount of $1.15. Adjusted diluted earnings per share in fiscal 2016 were $2.06, a 12.0% increase from the fiscal 2015 amount of $1.84. These results were primarily due to the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our accelerated share repurchase program, which generated and an approximate five cent per share benefit for fiscal 2016.

Basic earnings per share in fiscal 2015 were $1.16, a 27.0% decrease from the fiscal 2014 amount of $1.59 per share.  Diluted earnings per share in fiscal 2015 were $1.15, a 27.2% decrease from the fiscal 2014 amount of $1.58 per share.  This decrease was primarily the result of the factors discussed above and due to greater shares outstanding during fiscal 2015 as compared to fiscal 2014. As discussed below in “liquidity and capital resources - financing activities,” we chose not to repurchase any shares in fiscal 2015 due to the proposed US Foods merger. Our shares outstanding had increased primarily as a result of stock option exercises and restricted stock unit grants to employees. This resulted in lowering our earnings per share amounts by $0.02 per share in fiscal 2015. Adjusted diluted earnings per share in fiscal 2015 were $1.84, an increase of 5.1% from the comparable prior year period amount of $1.75.

As noted in our Trends discussion above, our accelerated share repurchases that occurred in the second quarter of fiscal 2016 favorably impacted our fiscal 2016 earnings per share.  We intend to execute the remaining $1.5 billion in share repurchases in fiscal 2017 through open market purchases, an accelerated share repurchase or otherwise and believe this will provide an earnings per share benefit of approximately $0.03 to $0.04 per share in fiscal 2017, driven by a reduction in average shares outstanding.

Non-GAAP Reconciliations

Sysco’s consolidated results of operations are impacted by certain items which include restructuring charges, consisting of (1) severance charges, (2) facility closing costs, (3) professional fees incurred related to our three-year strategic plan and (4) expenses associated with the revised business technology strategy announced in fiscal 2016. It will also exclude acquisition-related expense resulting from (1) merger and integration planning, litigation costs and termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (2) transaction costs in connection with the acquisition of the parent holding company for the Brakes Group (the Brakes Acquisition), as well as the financing costs related to these acquisitions. Any costs related to the proposed merger with US Foods were applicable to us in our first quarter of fiscal 2016 and prior periods. These fiscal 2016 and fiscal 2015 items are collectively referred to as "Certain Items." Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove these Certain Items provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company's underlying operations and facilitates comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated, and which as a result, are difficult to include in analysts' financial models and our investors' expectations with any degree of specificity.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year ending July 2, 2016 for fiscal 2016 and 52-week year ending June 27, 2015 for fiscal 2015. Because the fourth quarter of fiscal 2016 contained an additional week as compared to fiscal 2015, our consolidated results of operations for fiscal 2016 are not directly comparable to the prior year. Management believes that adjusting the fiscal 2016 consolidated results of operations for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. As a result, the metrics from the consolidated results of operations for fiscal 2016 presented in the table below are adjusted by one-fourteenth of the total metric for the fourth quarter. Failure to make these adjustments causes the year-over-year changes in certain metrics such as sales, operating expenses, operating income, net earnings and diluted earnings per share to be overstated, whereas in certain cases, a metric may actually have declined on a more comparable year-over-year basis.

The company uses these non-GAAP measures when evaluating its financial results, as well as for internal planning and forecasting purposes. These financial measures should not be used as a substitute for GAAP measures in assessing the company’s results of operations for periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. As a result, in the table below, each period presented is adjusted for the impact described above.  In the table below, individual components of diluted earnings per share may not add to the total presented due to rounding. Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	2016	2015	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Sales	$50,366,919	$48,680,752	$1,686,167	3.5%
Less 1 week fourth quarter sales	(974,849)	—	(974,849)	NM
Comparable sales using a 52 week basis	49,392,070	48,680,752	711,318	1.5
Gross profit	9,040,472	8,551,516	488,956	5.7
Less 1 week fourth quarter gross profit	(178,774)	—	(178,774)	NM
Comparable gross profit using a 52 week basis	$8,861,698	$8,551,516	$310,182	3.6%
Gross margin using a 52 week basis	17.9%	17.6%		0.38%

Operating expenses (GAAP)	$7,189,972	$7,322,154	$(132,182)	(1.8)%
Impact of restructuring costs (1)	(123,134)	(7,801)	(115,333)	NM
Impact of acquisition-related costs (2)	(35,614)	(554,667)	519,053	(93.6)
Subtotal - Operating expenses adjusted for certain items (Non-GAAP)	7,031,224	6,759,686	271,537	4.0
Less 1 week fourth quarter operating expenses	(133,899)	—	(133,899)	NM
Operating expenses adjusted for certain items and extra week (Non-GAAP)	$6,897,325	$6,759,686	$137,639	2.0%
Operating income (GAAP)	$1,850,500	$1,229,362	$621,138	50.5%
Impact of restructuring costs (1)	123,134	7,801	115,333	NM
Impact of acquisition-related costs (2)	35,614	554,667	(519,053)	(93.6)
Subtotal - Operating income adjusted for certain items (Non-GAAP)	2,009,248	1,791,830	217,419	12.1
Less 1 week fourth quarter operating income	(44,876)	—	(44,876)	NM
Operating income adjusted for certain items and extra week (Non-GAAP)	$1,964,372	$1,791,830	$172,543	9.6%

Operating margin (GAAP)	3.67%	2.53%	1.15%	45.5%
Operating margin (non-GAAP)	3.99%	3.68%	0.31%	8.4%
Operating margin adjusted for 52 weeks (Non-GAAP)	3.98%	3.68%	0.30%	8.1%

Interest expense (GAAP)	$306,146	$254,807	$51,339	20.1%
Impact of acquisition financing costs (3)	(123,990)	(138,422)	14,432	(10.4)
Subtotal - Adjusted interest expense (Non-GAAP)	182,156	116,385	65,771	56.5
Less 1 week fourth quarter other (income) expense	(3,975)	—	(3,975)	NM
Interest expenses adjusted for certain items and extra week (Non-GAAP)	$178,181	$116,385	$61,797	53.1%
Other (income) expense	111,347	(33,592)	144,939	NM
Impact of foreign currency re-measurement and hedging	(146,950)	—	(146,950)	NM
Subtotal - Other (income) expense (Non-GAAP)	(35,603)	(33,592)	(2,011)	6.0
Less 1 week fourth quarter other (income) expense	403	—	403	NM
Other (income) expense adjusted for certain items and extra week (Non-GAAP)	$(35,200)	$(33,592)	$(1,608)	4.8%
Net earnings (GAAP)	$949,622	$686,773	$262,849	38.3%
Impact of restructuring costs (1)	123,134	7,801	115,333	NM
Impact of acquisition-related costs (2)	35,614	554,667	(519,053)	(93.6)
Impact of acquisition financing costs (3)	123,990	138,422	(14,432)	(10.4)
Impact of foreign currency re-measurement and hedging	146,950	—	146,950	NM
Tax impact of restructuring costs (4)	(47,333)	(3,200)	(44,133)	NM

Tax impact of acquisition-related costs (4)	(13,690)	(227,518)	213,828	(94.0)
Tax impact of acquisition financing costs (4)	(47,662)	(56,779)	9,117	(16.1)
Tax impact of foreign currency re-measurement and hedging	(56,488)	—	(56,488)	(100.0)
Sub-total - Earnings excluding certain items	1,214,137	1,100,166	113,971	10.4
Less 1 week fourth quarter net earnings	(26,119)	—	(26,119)	NM
Net earnings adjusted for certain items and extra week	$1,188,018	$1,100,166	$87,852	8.0%
Diluted earnings per share (GAAP) (1)	$1.64	$1.15	$0.49	42.6%
Impact of restructuring costs(1)	0.21	—	0.21	NM
Impact of acquisition-related costs (2)	0.06	0.93	(0.87)	(93.5)
Impact of acquisition financing costs (3)	0.21	0.24	(0.03)	(12.5)
Impact of foreign currency re-measurement and hedging	0.25	—	0.25	NM
Tax impact of restructuring costs (4)	(0.08)	—	(0.08)	NM
Tax impact of acquisition-related costs (4)	(0.02)	(0.38)	0.36	(94.7)
Tax impact of acquisition financing costs (4)	(0.08)	(0.10)	0.02	(20.0)
Tax impact of foreign currency re-measurement and hedging (4)	(0.10)	—	(0.10)	NM
Diluted EPS excluding certain items	2.10	1.84	0.26	14.1
Less 1 week impact of fourth quarter diluted earnings per share	(0.05)	—	(0.05)	NM
Diluted EPS adjusted for certain items and extra week(Non-GAAP) (5)	$2.06	$1.84	$0.22	12.0%
Diluted shares outstanding	577,391,406	596,849,034

(1) Includes severance charges, professional fees on 3 year financial objectives, facility closure costs and costs associated with our revised business technology strategy.

(2) Includes US Foods merger and integration planning and transaction costs (first quarter 2016 and fiscal 2015 only) and Brakes Acquisition transaction costs (third and fourth quarter fiscal 2016 only).

(3) Includes US Foods financing costs (first quarter 2016 and fiscal 2015 only) and Brakes Acquisition financing costs (third and fourth quarter fiscal 2016 only).

(4) The tax impact of adjustments for Certain Items are calculated based on jurisdiction by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction. As a result, the effective rate for each Certain Item may differ based on the jurisdiction where the Certain Item was incurred.

(5) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

NM represent that the percentage change was not meaningful.

	2015	2014	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$7,322,154	$6,593,913	$728,241	11.0%
Impact of MEPP charge	—	(1,451)	1,451	NM
Impact of severance charges	(5,598)	(7,202)	1,604	(22.3)
Impact of US foods merger costs	(554,667)	(90,571)	(464,096)	512.4
Impact of change in estimate of self-insurance	—	(23,841)	23,841	NM
Impact of contingency accrual	—	(20,000)	20,000	NM
Impact of facility closure charges	(2,203)	(3,443)	1,240	(36.0)
Impact of Certain Items on operating expenses	(562,468)	(146,508)	(415,960)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$6,759,686	$6,447,405	$312,281	4.8%
Operating income (GAAP)	$1,229,362	$1,587,122	$(357,760)	(22.5)%
Impact of Certain Items on operating expenses	562,468	146,508	415,960	NM
Operating income adjusted for certain items (Non-GAAP)	$1,791,830	$1,733,630	$58,200	3.4%
Interest expense (GAAP)	$254,807	$123,741	$131,066	105.9%
Impact of US Foods financing costs	(138,422)	(6,790)	(131,632)	NM
Adjusted interest expense (Non-GAAP)	$116,385	$116,951	$(566)	(0.5)%
Net earnings (GAAP) (1)	$686,773	$931,533	$(244,760)	(26.3)%
Impact of MEPP charge	—	1,451	(1,451)	NM
Impact of severance charge	5,598	7,202	(1,604)	(22.3)
Impact of US Foods merger costs	554,667	90,571	464,096	NM
Impact of change in estimate of self-insurance	—	23,841	(23,841)	NM
Impact of contingency accrual	—	20,000	(20,000)	NM
Impact of facility closure charges	2,203	3,443	(1,240)	(36.0)
Impact of acquisition financing costs	138,422	6,790	131,632	NM
Tax impact of MEPP charge	—	(535)	535	NM
Tax impact of severance charge	(2,296)	(2,656)	360	(13.6)
Tax impact of US Foods merger	(227,518)	(33,395)	(194,123)	NM
Tax impact of change in estimate of self-insurance	—	(8,791)	8,791	NM
Tax impact of contingency accrual	—	(1,844)	1,844	NM
Tax impact of facility closure charges	(904)	(1,270)	366	(28.8)
Tax impact of acquisition financing costs	(56,779)	(2,504)	(54,275)	NM
Net earnings adjusted for certain items (Non-GAAP) (1)	$1,100,166	$1,033,836	$66,330	6.4%
Diluted earnings per share (GAAP) (1)	$1.15	$1.58	$(0.43)	(27.2)%
Impact of severance charge	0.01	0.01	—	—
Impact of US Foods merger	0.55	0.10	0.45	NM
Impact of change in estimate of self-insurance	—	0.03	(0.03)	NM
Impact of contingency accrual	—	0.03	(0.03)	NM
Impact of US Foods Financing Costs	0.14	0.01	0.13	1,300.0
Diluted EPS adjusted for certain items (Non-GAAP) (1) (2)	$1.84	$1.75	$0.09	5.1%
Diluted shares outstanding	596,849,034	590,216,220

(1) Includes severance charges, professional fees on 3 year strategic plan, facility closure costs and costs associated with changes to our business technology strategy.

(2) Includes US Foods merger and integration planning and transaction costs.

(3) Includes US Foods-related financing costs.

(4) The tax impact of adjustments for Certain Items are calculated based on jurisdiction by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction. As a result, the effective rate for each Certain Item may differ based on the jurisdiction where the Certain Item was incurred.

(5) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

NM represent that the percentage change was not meaningful.

Case Growth

Case growth is impacted by the extra week in fiscal 2016. This amount is adjusted out of the measures presented above to remove the extra week for comparability purposes for the same underlying reasons the extra week is excluded from the measures presented above. The table that follows provides a reconciliation of case growth to remove the impact of the extra week.

	July 2, 2016 (53 weeks) (GAAP)	Impact of 14th week	July 2, 2016 (52 weeks) (Non-GAAP)
Total Broadline	5.0%	2.0%	3.0%
Total local Broadline	4.7	2.0	2.7

Segment Results

We have aggregated certain of our operating companies into two reporting segments, Broadline and SYGMA, as defined in the accounting literature related to disclosures about segments of an enterprise. The Broadline reportable segment is an aggregation of the company’s Broadline segments located in the Bahamas, Canada, Costa Rica, Ireland, Mexico and the United States.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce, custom-cut meat operations, lodging industry segments, a company that distributes specialty imported products,  a company that distributes to international customers and the company’s Sysco Ventures platform, which includes a suite of technology solutions that help support the business needs of Sysco’s customers. Intersegment sales primarily represent products the Broadline and SYGMA operating companies procured from the specialty produce, custom-cut meat operations, an imported specialty products company and a company that distributes to international customers.  In fiscal 2017, our segment reporting will change due to the inclusion of the Brakes Group; however, at this time, we have not determined how the segments will change.

Management evaluates the performance of each of our operating segments based on its respective operating income results. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center. These also include all share-based compensation costs. While a segment’s operating income may be impacted in the short-term by increases or decreases in gross profits, expenses, or a combination thereof, over the long-term each business segment is expected to increase its operating income at a greater rate than sales growth. This is consistent with our long-term goal of increasing earnings growth at a greater rate than sales growth.

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 22, "Business Segment Information":

	Operating Income as a Percentage of Sales
	2016	2015	2014
Broadline	7.1%	6.6%	6.6%
SYGMA	0.5	0.3	0.6
Other	2.7	2.6	3.0

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 22, "Business Segment Information" to the Consolidated Financial Statements in item 8:

	2016		2015
	Sales	Operating Income	Sales	Operating Income
Broadline	3.2%	10.3%	5.0%	5.8%
SYGMA	0.4	34.8	(1.6)	(46.1)	(1)
Other	12.3	15.9	12.6	(4.6)

(1) SYGMA had operating income of $27.7 million in fiscal 2016, $20.5 million in fiscal 2015 and $38.0 million in fiscal 2014.

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of this statistical table, operating income of our segments excludes corporate expenses of $1.2 billion in fiscal 2016, $1.5 billion in fiscal 2015 and $1.0 billion in fiscal 2014 that are not charged to our segments. This information should be read in conjunction with Note 22, "Business Segment Information" to the Consolidated Financial Statements in item 8:

	Components of Segment Results
	2016		2015		2014
	Sales	Segment Operating Income	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	79.2%	93.9%	79.4%	94.3%	79.1%	93.1%
SYGMA	12.1	0.9	12.5	0.7	13.3	1.5
Other	11.8	5.2	10.8	5.0	10.1	5.4
Intersegment sales	(3.1)	—	(2.7)	—	(2.5)	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s Broadline operations located in the Bahamas, Canada, Costa Rica, Ireland, Mexico and the United States.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In fiscal 2016, the Broadline operating results represented approximately 79.2% of Sysco’s overall sales and 93.9% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

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

 Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of the change.

	Increase (Decrease)		Increase (Decrease)
	2016		2015
	(in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	4.6%	$1,784.5	2.8%	$1,020.9
Acquisitions	0.6	246.0	0.5	173.1
Foreign currency	(1.5)	(591.6)	(1.2)	(459.4)
Other (including extra week applicable for 2016)	(0.5)	(170.4)	2.9	1,186.7
Total sales increase	3.2%	$1,268.5	5.0%	$1,921.3

Sales were 3.2% higher in fiscal 2016 than in the comparable period of the prior year.  The largest drivers of the increases were the extra week that was applicable in fiscal 2016, case volume growth and sales from acquisitions that occurred within the last 12 months.  We estimate that the extra week contributed 2.0% of the 3.2% sales growth.  Case volumes for the company's U.S. Broadline operations including acquisitions within the last 12 months improved 5.3% in fiscal 2016 compared to fiscal 2015 and included a 4.7% improvement in locally managed customers' case growth.  We estimate that the extra week contributed 2.0% of the 5.3% case growth.  Partially offsetting this growth were unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars.  Other items impacting the change in sales, but to a lesser extent, were pricing management of product cost deflation and product mix.

Sales for fiscal 2015 were 5.0% higher than fiscal 2014.  The largest drivers of the increases were case volume growth and inflation, which are included in "Other" in the table above. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 3.7% during fiscal 2015, driven mainly by inflation in the meat, seafood and dairy categories.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.0% in fiscal 2015.

Operating Income

Fiscal 2016 vs Fiscal 2015

Operating income increased by 10.3% in fiscal 2016 over fiscal 2015, primarily due to the extra week applicable to fiscal 2016, higher gross profits, partially offset by higher operating expenses attributable to higher case volumes. We estimate that the extra week contributed 2.3% of the 10.3% operating income growth.  Our gross profits grew at a faster pace than operating expenses, reflecting favorable expense management.

Gross profit dollars increased in fiscal 2016 as compared to fiscal 2015 primarily due to the extra week in fiscal 2016, sales volumes, including a more beneficial mix of local customer case growth, higher sales of Sysco branded products to local customers, benefits of category management and revenue management and effective management of deflation. Our focus on center of plate categories, such as beef, pork and poultry, and our emphasis on fresh produce helped drive gross profit growth.  Our case growth for Sysco brand sales to local customers increased 82 basis points for fiscal 2016. The change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.8% during fiscal 2016 for our operating companies in this segment.  Deflation in fiscal 2016 occurred primarily in the meat, seafood, dairy and poultry categories for both periods, partially offset by modest inflation in other categories.

Operating expenses increased in 2016, as compared to fiscal 2015, primarily due to the extra week in fiscal 2016 and expenses attributable to higher case volumes. These increases were partially offset by reduced indirect spend and fuel costs and administrative expense. Indirect spend includes costs such as fleet maintenance and supplies. An additional favorable impact resulted from the strengthening U.S. dollar, which is reducing our operating expenses as we convert foreign operating expenses to U.S. dollars. Our cost per case and adjusted cost per case decreased $0.04 per case fiscal 2016 as compared to the corresponding periods of fiscal 2015.  The decrease reflects progress in productivity improvements and cost reductions in our supply chain including reduced fuel costs and indirect spend. The decrease attributable to lower fuel prices was $0.04 benefit per case. Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for fiscal 2016. Additionally, the impact of the extra week in fiscal 2016 was not large enough to produce a different result on a 52-week basis.

Fiscal 2015 vs. Fiscal 2014

Operating income increased by 5.8% in fiscal 2015 over fiscal 2014.  We experienced growth in our gross profits due to increased sales volumes, stronger relative mix of sales for our locally-managed customers and benefits from our category management initiative.  Operating expenses increased from greater case volumes, higher incentive accruals, higher pay for our sales organization as a result of higher gross profit, investment in administrative support capabilities and acquired operations..

Gross profits increased in fiscal 2015 as compared to fiscal 2014 and gross margins were steady. Increased competition resulting from a slow-growth market and volatile inflation pressured our gross margins; however, sales and mix, as well as our category management initiative, helped us stabilize our gross margin performance. Our inflation rates were higher in the first half of fiscal 2015, reaching levels of 6% at the mid-point of the fiscal year and dropping to minimal amounts by the end of the fiscal year. Fiscal 2015 inflation was seen primarily in the meat, dairy and poultry categories.

Operating expenses for the Broadline segment increased in fiscal 2015 as compared to fiscal 2014.  The increase in expenses for fiscal 2015 as compared to fiscal 2014 was driven largely by higher sales costs, increased expense related to management incentive accruals and costs from companies acquired within the last 12 months. Partially offsetting these increases were decreases in fuel costs. Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses. In addition, we had increased our marketing associate headcount in certain markets in order to invest in future sales growth. Our U.S. Broadline cost per case and adjusted cost per case increased $0.08 per case in fiscal 2015 as compared to fiscal 2014.  The increase occurred primarily from increased pay-related expenses.  Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for fiscal 2015.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 0.4% higher in fiscal 2016 than in fiscal 2015.  The increase for fiscal 2016 was primarily due to the extra week within fiscal 2016, organic customer growth and the addition of new customers. Partially offsetting these increases were lost and strategically resigned business, product cost deflation and lower fuel surcharges. SYGMA intends to add business with new and existing customers to profitably grow this segment's results.

Sales were 1.6% lower in fiscal 2015 than in fiscal 2014.  The decrease was primarily due to lost and strategically resigned business and lower fuel surcharges.  Partially offsetting these decreases were increases from product cost inflation (and the resulting increase in selling prices) and case volume increases from existing customers.

Operating Income

Operating income increased by 34.8% in fiscal 2016 from fiscal 2015, primarily driven by improved operating performance in addition to the impact of the extra week in fiscal 2016.  Gross profit dollars increased 6.7%, while operating expenses increased 2.1% in fiscal 2016 as compared to fiscal 2015.  Gross profit dollar growth was higher due to improved product margins excluding fuel surcharges and the extra week within fiscal 2016.  Operating expenses decreased in fiscal 2016 largely due to reduced transportation costs reflecting improved retention of drivers and lower fuel costs. Both transportation and warehouse costs, including pay-related expenses, improved from improved expense management and improved productivity.

Operating income decreased by 46.1% in fiscal 2015 from fiscal 2014.  Gross profit dollars decreased 3.3% while operating expenses increased 7.3% in fiscal 2015 over fiscal 2014.  Gross profit dollar growth was lower primarily due to reduced fuel surcharges, the impact of strategically resigned business and lower margins, as a result of the competitive market environment.  Operating expenses increased in fiscal 2015 due to increased warehouse and delivery costs, including pay-related expenses, partially resulting from efforts to increase driver retention, manage warehouse employee shortages and stabilize operations after the business losses and resignations.

Other Segment

“Other” financial information is attributable to our other operating segments, including our specialty produce, our custom-cut meat operations, our lodging industry products segments, a company that distributes specialty imported products, a company that distributes to international customers and our Sysco Ventures platform, our suite of technology solutions that help support the business needs of our customers.  These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.

On an aggregate basis, our “Other” segment has had a lower operating income as a percentage of sales than Sysco’s Broadline segment.  Sysco has acquired some of the operating companies within this segment in recent years. These operations generally operate in a niche within the foodservice industry, except for our lodging industry supply company. Each individual operation is also generally smaller in sales and scope than an average Broadline operation and each of these operating segments is considerably smaller in sales and overall scope than the Broadline segment. In fiscal 2016, in the aggregate, the “Other” segment represented approximately 11.8% of Sysco’s overall sales and 5.2% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

Operating income increased 15.9%, or $21.6 million in fiscal 2016 compared to fiscal 2015. The increase was primarily attributable to the extra week applicable to fiscal 2016 and favorable results from our specialty produce and lodging industry products segments and improvements in results from other businesses in the early stage of operations in this segment.

Operating income decreased 4.6%, or $6.5 million, in fiscal 2015 as compared to fiscal 2014.  The decrease in operating income was largely due to startup costs from businesses in the early stage of operations in this segment, partially offset by increased earnings from our specialty produce and custom-cut meat segments.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from fiscal 2016 to fiscal 2015:

•	Cash flows from operations were $1.9 billion in 2016 compared to $1.6 billion in 2015;.

•	Net capital expenditures totaled $503.8 million in 2016 compared to $518.4 million in 2015;

•	Free cash flow was $1.4 billion in 2016 compared to $1.0 billion in 2015 (see "Non-GAAP reconciliation" below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses was $219.2 million in 2016 compared to $115.9 million in 2015;

•	There were no net bank repayments in 2016 compared to net bank repayments of $130.0 million in 2015;

•	Dividends paid were $698.9 million in 2016 compared to $695.3 million in 2015; and

•
We repurchased $1.5 billion in shares under the accelerated share repurchase program and $449.4 million in shares through open market purchases in fiscal 2016, which offset dilution from stock issuances.

In addition, for our senior notes:

•	We redeemed senior notes in the amount of $5.05 billion, using cash on hand and proceeds from borrowings under our commercial paper program;

•	We issued an aggregate of $5.1 billion in new senior notes.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position; however, our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations. Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. As of July 2, 2016, we had $3.9 billion in cash and cash equivalents, approximately 12.0% of which was held by our international subsidiaries generated from our earnings of international operations.  This percentage is lower because the proceeds from our offerings of senior notes, which we issued to fund the Brakes Acquisition, were held in cash at July 2, 2016 as the acquisition did not close until fiscal 2017. With this cash expended in fiscal 2017, we would expect this percentage to return to historical levels, such as 32%, which was the percentage as of June 28, 2014. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

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

Cash Flows

Operating Activities

Fiscal 2016 vs. Fiscal 2015

We generated $1.9 billion in cash flows from operations in fiscal 2016 compared to cash flow generation of $1.6 billion in fiscal 2015. This increase of $377.7 million year-over-year was largely attributable to tax payments deferred to future periods and improved working capital management, partially offset by an unfavorable comparison on accrued expenses and other long-term liabilities. The cash impact of our Certain Items increased $48.9 million year-over-year. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations. The extra week in fiscal 2016 also contributed to the increase in fiscal 2016 as compared to fiscal 2015.

Our tax payments in fiscal 2016 were lower than in fiscal 2015 due to changes in tax elections allowing us to accelerate tax deductions from method changes which, in turn, significantly reduced our estimated payments in fiscal 2016 by delaying the timing of these payments to future periods. Additionally, Sysco's fourth quarter U.S. estimated federal tax payment was deferred to the second quarter of fiscal 2017 due to a disaster area designation for companies located in the Houston area, the location of our corporate headquarters. We estimate our cash tax payments to range from $700 to $850 million in fiscal 2017, including an approximate $120 million for the deferred tax payment from the fourth quarter of fiscal 2016.

The negative comparison on accrued expenses was primarily due to $312.5 million in US Foods merger termination payments and a $47.1 million decrease from incentive payments. Our annual incentive payments, for performance in the prior fiscal year, are paid in the first quarter of each succeeding fiscal year. Incentive payments paid in fiscal 2015 were lower than amounts paid in fiscal 2016 due to lower payouts achieved from fiscal 2014 performance. Also contributing to the negative comparison was lower payroll accruals due to timing and reduced accrued interest due to differing debt levels and interest payment dates.

Included in the change in other long-term liabilities was a negative comparison primarily from pension contributions of $153.4 million. Pension contributions were $157.4 million in fiscal 2016, including a $130 million contribution to our Retirement Plan in fiscal 2016, which resulted in a decrease to other long-term liabilities. Of this $130 million amount, $100 million represented funding that the company would have made in fiscal 2017, but chose to fund in the fourth quarter of fiscal 2016. Pension Contributions were $75.1 million in fiscal 2015, including a $50 million contribution to our Retirement Plan in fiscal 2015, which resulted in a decrease to other long-term liabilities. The level and timing of the contribution to our Retirement Plan in fiscal 2017 is still being determined.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a positive impact of $127.9 million on the period over period comparison of cash flow from operations primarily from improvements in inventory management.  Sales growth impacted all components of working capital; however, deflation contributed to lower levels of increase in fiscal 2016 as compared to fiscal 2015. Additionally, favorable turnover drove positive comparisons on inventories.

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

Included in the change in accrued expenses was a favorable comparison of incentive accruals due to better performance against incentive targets in fiscal 2015.  Our Certain Items increased primarily from integration planning, litigation and termination costs in connection with the merger that had been proposed with US Foods. Our merger termination fees of $312.5 million, payable to US Foods and Performance Food Group, were accrued as of June 27, 2015 and were paid in July 2015.

Included in the change in other long-term liabilities was a negative comparison on pension expense and contributions, which contributed $90.4 million to the unfavorable comparison on cash flow from operations for fiscal 2015 to fiscal 2014.  Pension income was $15.3 million and pension contributions were $75.1 million, including a $50 contribution to our Retirement Plan in fiscal 2015, which resulted in a decrease to other long-term liabilities.  Pension expense was $4.8 million and pension contributions were $24.8 million in fiscal 2014, which resulted in a decrease to other long-term liabilities.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a net unfavorable comparison of $25 million on the comparison of cash flow from operations for fiscal 2015 to fiscal 2014.  There was a favorable comparison on inventory and accounts receivable, which was partially offset by unfavorable comparisons on accounts payable.  Accounts receivable increased in both periods as a result of increases in sales; however, the level of increase in fiscal 2015 was less than fiscal 2014 due to improved collection efforts.  Inventory increased in both periods as a result of increases in sales.  However, inventory turnover improved in fiscal 2015, as compared to fiscal 2014.  Accounts payable increased in both periods as a result of increases in sales.  The year-over-year impact of the change in accounts payable is unfavorable to cash flow from operations due to working capital improvements that were at a greater magnitude in fiscal 2014 as compared to fiscal 2015.

Investing Activities

Fiscal 2016 capital expenditures included:

•	fleet replacements;

•	investments in technology;

•	replacement or significant expansion of facilities in California, Maryland, Texas, and Virginia; and

•	construction of fold-out facilities in Ireland and Texas.

Fiscal 2015 capital expenditures included:

•	fleet replacements;

•	investments in technology;

•	replacement or significant expansion of facilities in Arizona, California, Iowa and Virginia; and

•	construction of fold-out facilities in Ireland.

Fiscal 2014 capital expenditures included:

•	fleet replacements;

•	construction of fold-out facilities in Ontario, Canada and Ireland;

•	replacement or significant expansion of facilities in Arizona, California, Pennsylvania and Virginia; and

•	investments in technology.

The level of capital expenditures in fiscal 2016 was mostly consistent with fiscal 2015, representing a small decrease of $15.5 million. Capital expenditures in fiscal 2015 increased by $19.6 million.

We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2017 to be approximately 1% of fiscal sales. This estimate includes the impact of the Brakes Acquisition. Fiscal 2017 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology.

During fiscal 2016, the company paid cash of $219.2 million for acquisitions including a leading luxury personal care amenity provider in the hospitality industry, a distributor of high-quality fresh and frozen seafood based in Florida and an innovative e-commerce platform providing restaurant supplies and equipment exclusively to Sysco customers.

During fiscal 2016, we eliminated our restricted cash balance of $168.3 million by using letters of credit as security for self-insurance instead of restricted cash.

During fiscal 2016, we paid $103.5 million and received $57.5 million for options to hedge against the impact of foreign currency fluctuations on the purchase price of the Brakes Acquisition.

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

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of increased cash provided by operating activities, decreased capital spending and decreased proceeds from sale of plant and equipment, free cash flow for fiscal 2016 increased 37.8%, or $392.2 million, to $1.4 billion, as compared to fiscal 2015.   Our cash requirements for our Certain Items were $48.9 million greater in fiscal 2016 than in fiscal 2015 and reduced free cash flow as a result; however, our cash flow from operations increased despite these Certain Items as discussed above. Fewer additions to plant and equipment also contributed to the increase. As a result of increased cash provided by operating activities, partially offset by increased capital spending and decreased proceeds from sales of plant and equipment, free cash flow for fiscal 2015 increased 4.2%, or $41.7 million, to $1.0 billion as compared to fiscal 2014.

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

	2016	2015	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,933,142	$1,555,484	$377,658	24.3%
Additions to plant and equipment	(527,346)	(542,830)	15,484	(2.9)
Proceeds from sales of plant and equipment	23,511	24,472	(961)	(3.9)
Free Cash Flow (Non-GAAP)	$1,429,307	$1,037,126	$392,181	37.8%

	2015	2014	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,555,484	$1,492,815	$62,669	4.2%
Additions to plant and equipment	(542,830)	(523,206)	(19,624)	3.8
Proceeds from sales of plant and equipment	24,472	25,790	(1,318)	(5.1)
Free Cash Flow (Non-GAAP)	$1,037,126	$995,399	$41,727	4.2%

 Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $282.5 million in fiscal 2016, $240.2 million in fiscal 2015 and $255.6 million in fiscal 2014.  The increase in proceeds in fiscal 2016 was due to an increase in the number of options exercised in this period, as compared to fiscal 2015.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs.  The number of shares acquired and their cost during fiscal 2016 were 44,716,180 shares for $1.9 billion, with 10,059,000 shares for $332.4 million repurchased in fiscal 2014. No shares were acquired in fiscal 2015 due to the proposed US Foods merger. In June 2015, our Board of Directors approved a program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. We executed $1.5 billion of this authorization through an accelerated share repurchase program that commenced in the first quarter of fiscal 2016. As a result, there were 34,716,180 shares repurchased during fiscal 2016, resulting in a remaining authorization by our Board of Directors to repurchase up to approximately $1.5 billion in additional shares under the accelerated share repurchase authorization, which we expect to repurchase in fiscal 2017. Our historical approach to share repurchases was to buy enough shares to keep our average shares outstanding relatively constant over time.  In addition to the share repurchase program approved in June, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million. The authorization expires on August 21, 2017. We purchased 10,000,000 shares under this authorization through July 2, 2016. We purchased 5,607,003 additional shares under this authorization through August 12, 2016. The number of shares we repurchase during the remainder of fiscal 2017 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

We have made dividend payments to our shareholders in each fiscal year since our company's inception over 40 years ago. We target a dividend payout of 40% to 50% of net earnings. We paid in excess of that range in fiscal 2016 and fiscal 2015 primarily due to increased expenses from our Certain Items. Dividends paid were $698.9 million, or $1.23 per share, in fiscal 2016, $695.3 million, or $1.17 per share, in fiscal 2015, and $667.2 million, or $1.14 per share, in fiscal 2014.  In May 2016, we declared our regular quarterly dividend for the fourth quarter of fiscal 2016 of $0.31 per share, which was paid in July 2016.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 12, 2016 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 11, "Debt and Other Financing Arrangements"  Our outstanding borrowings at July 2, 2016, and repayment activity since the close of fiscal 2016 are disclosed within those notes.  Updated amounts through August 12, 2016, include:

•	$342.8 million outstanding from our commercial paper program

•	No amounts outstanding from the credit facility supporting the company’s U.S. and Canadian commercial paper programs.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.49% for fiscal 2016, 0.54% for fiscal 2015, and 0.16% for fiscal 2014.

Other Considerations

Multiemployer Plans

Our exposure to multiemployer defined benefit plans is discussed in Note 15 "Multiemployer Employee Benefit Plans" including our estimate of our share of withdrawal liability for these plans. An update of this amount through August 12, 2016, based on the latest available information, is unchanged from the amount disclosed in Note 15.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth, as of July 2, 2016, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Principal payments of long-term debt	$7,332,464	$2,910	$1,296,360	$1,251,005	$4,782,189
Other debt repayments	89,117	89,117	—	—	—
Capital leases	33,851	5,999	10,189	7,741	9,922
Deferred compensation (1)	89,241	8,934	15,858	11,297	53,152
Pension plan (2)	782,600	—	—	—	782,600
SERP and other postretirement plans (3)	313,196	29,781	61,250	63,146	159,019
Unrecognized tax benefits and interest (4)	39,549
Unrecorded Contractual Obligations:
Interest payments related to debt (5)	3,274,644	271,255	500,070	406,779	2,096,540
Operating lease obligations	219,904	49,898	74,443	49,672	45,891
Purchase obligations (6)	3,449,932	2,826,029	551,075	72,828	—
Total contractual cash obligations	$15,624,498	$3,283,923	$2,509,245	$1,862,468	$7,929,313

(1) The estimate of the timing of future payments under the Executive Deferred Compensation Plan and Management Savings Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2) The estimated contributions through fiscal 2026 to meet ERISA minimum funding requirements based on actuarial assumptions include the extension of funding relief included in the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015.
(3) Includes estimated contributions to the unfunded SERP and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2026, based on actuarial assumptions.
(4) Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions.  As of July 2, 2016, we had a liability of $24.6 million for unrecognized tax benefits for all tax jurisdictions and $14.9 million for related interest that could result in cash payment.  We are not able to reasonably estimate the timing of payments or the amount by which the liability will increase or decrease over time.  Accordingly, the related balances have not been reflected in the "Payments Due by Period" section of the table.
(5) Includes payments on floating rate debt based on rates as of July 2, 2016, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates. The impact of our outstanding fixed-to-floating interest rate swap on the fixed rate debt interest payments is included as well based on the floating rates in effect as of July 2, 2016.
(6) For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our category management initiative.  As we progress with this initiative, our purchase obligations are increasing.  Such amounts included in the table above are based on estimates.  Purchase obligations also includes amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2020 (see discussion under Note 21, "Commitments and Contingencies", to the Notes to Consolidated Financial Statements in Item 8) and fixed fuel purchase commitments. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 2, 2016 were $30.9 million. This amount is not included in the table above.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses in the accompanying financial statements. Significant accounting policies employed by Sysco are presented in the notes to the financial statements.
Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to the company-sponsored pension plans, income taxes, goodwill and intangible assets and share-based compensation.

Company-Sponsored Pension Plans
Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Our Retirement Plan is largely frozen and is only open to a small number of employees. Our SERP is frozen and is not open to any employees. Due to the low level of active employees in the Retirement Plan, our assumption for the rate of increase in future compensation is not a critical assumption.
For guidance in determining the discount rates, we calculate the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate for determining fiscal 2016 net pension costs for the Retirement Plan increased 10 basis points to 4.84% as of the June 27, 2015 measurement date. The discount rate for determining fiscal 2016 net pension costs for the SERP increased 4 basis points to 4.63% as of the June 27, 2015 measurement date. The combined effect of these discount rate changes increased our net company-sponsored pension costs for all plans for fiscal 2016 by an estimated $1 million. The discount rate for determining fiscal 2017 net pension costs for the Retirement Plan decreased 77 basis points to 4.07% as of the July 2, 2016 measurement date. The discount rate for determining fiscal 2017 net pension costs for the SERP decreased 72 basis points to 3.91% as of the July 2, 2016 measurement date. The combined effect of these discount rate changes will increase our net company-sponsored pension costs for all plans for fiscal 2017 by an estimated $8 million. A 100 basis point increase (or decrease) in the discount rates for fiscal 2016 would decrease (or increase) Sysco’s net company-sponsored pension cost by approximately $11 million. Sysco’s pension plans are primarily frozen, therefore, the net company-sponsored pension cost is not as sensitive to discount rate changes as compared to an active plan.
The expected long-term rate of return on plan assets of the Retirement Plan was 7.25% and 7.75% for fiscal 2016 and fiscal 2015, respectively. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 6.9%, 5.5%, 7%, and 1.7%, over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2015, respectively. In addition, in seven of the last 15 years, the actual return on plan assets has exceeded 10%. The rate of return assumption is reviewed annually and revised as deemed appropriate.
The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the Retirement Plan is 7.25% for fiscal 2017. A 100 basis point increase (decrease) in the assumed rate of return for fiscal 2016 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2016 by approximately $31 million.
Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 2, 2016 was a charge, net of tax, of $1.1 billion. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 27, 2015 was a charge, net of tax, of $705.3 million.
     We made cash contributions to our company-sponsored pension plans of $157.5 million and $75.1 million in fiscal years 2016 and 2015, respectively.  Our contributions in fiscal 2016 include a $130 million contribution to the Retirement Plan that was voluntary, as there was no minimum required contribution for the calendar 2016 plan year to meet ERISA minimum funding requirements. There are no required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2017. The estimated fiscal 2017 contributions to fund benefit payments for the SERP plan are approximately $30 million.

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
Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment in estimating the exposures associated with our various filing positions. We believe that the judgments and estimates discussed herein are reasonable; however, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established, or pay amounts in excess of recorded liabilities, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.

Goodwill and Intangible Assets
Goodwill and intangible assets represent the excess of consideration paid over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the appropriate reporting unit.
In addition, annually in our fourth quarter or more frequently as needed, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values of the applicable reporting units exceed the carrying values of these assets. The reporting units used in assessing goodwill impairment are our 14 operating segments as described in Note 22, "Business Segment Information" to the Consolidated Financial Statements in Item 8. The components within each of our 14 operating segments have similar economic characteristics and therefore are aggregated into 14 reporting units.
We arrive at our estimates of fair value using a combination of discounted cash flow and earnings multiple models. The results from each of these models are then weighted and combined into a single estimate of fair value for each of our 14 operating segments. We primarily use a 60% weighting for our discounted cash flow valuation and 40% for the earnings multiple models giving greater emphasis to our discounted cash flow model because the forecasted operating results that serve as a basis for the analysis incorporate management’s outlook and anticipated changes for the businesses consistent with a market participant. The primary assumptions used in these various models include estimated earnings multiples of comparable acquisitions in the industry including control premiums, earnings multiples on acquisitions completed by Sysco in the past, future cash flow estimates of the reporting units, which are dependent on internal forecasts and projected growth rates, and weighted average cost of capital, along with working capital and capital expenditure requirements. When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units. We update our projections used in our discounted cash flow model based on historical performance and changing business conditions for each of our reporting units.
Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss. There were no impairments of goodwill or indefinite-lived intangibles recorded as a result of assessment in fiscal 2016, 2015, and 2014. Our past estimates of fair value for fiscal 2015 and 2014 would not have been materially different when revised to include subsequent years’ actual results. Sysco has not made any material changes in its impairment assessment methodology during the past three fiscal years. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. In the fiscal 2016 assessment, our estimates of fair value did not require additional analysis. However, we would have performed additional analysis to determine if an impairment existed for our European and Mexican Broadline reporting units if our estimates of fair value were decreased by 5% and 7%, respectively, with goodwill of $195.9 million in aggregate as of July 2, 2016. For the remaining goodwill of $1.9 billion, we would have performed additional analysis to determine if an impairment existed for a reporting unit if the estimated fair value of these reporting units had declined by greater than 23%.
Certain reporting units (European Broadline, Caribbean Broadline, Mexican Broadline, specialty produce, custom-cut meat, lodging industry products, imported specialty products, international distribution operations and our Sysco Ventures platform) have a greater proportion of goodwill recorded to estimated fair value as compared to the U.S. Broadline, Canada Broadline or SYGMA reporting units. This is primarily due to these businesses having been more recently acquired, and as a result there has been less history of organic growth than in the U.S. Broadline, Canadian Broadline and SYGMA reporting units. In addition, these businesses also have lower levels of cash flow than the U.S. Broadline reporting unit. As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn.

Share-Based Compensation
Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, a non-employee director plan and the Employees’ Stock Purchase Plan.
As of July 2, 2016, there was $69.6 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.4 years.
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

In addition to the Risk Factors discussed in Part I, Item 1A of this Form 10-K, the success of Sysco’s three year strategic financial objectives could be affected by conditions in the economy and the industry and internal factors, such as the ability to control expenses, including fuel costs.  Our expectations for the Brakes Acquisition could be impacted by unfavorable economic conditions in Europe. Our expectations regarding case growth and cost per case may be impacted by factors beyond our control, including actions by our competitors and/or customers.  Our expectations for deflation could be impacted by market events and supplier costs. Company-sponsored pension plan liabilities are impacted by a number of factors including the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets.  The amount of shares repurchased in a given period is subject to a number of factors, including available cash and our general working capital needs at the time.  Meeting our dividend target objectives depends on our level of earnings, available cash and the success of our various strategic initiatives.  Our expectations regarding earnings per share and various items impacting earnings is subject to a number of factors, including our ability to manage operating expenses and the impact of Certain Items. Our plans with respect to growth in international markets and adjacent areas that complement our core business are subject to our other strategic initiatives, the allocation of resources, and plans and economic conditions generally.  Legal proceedings and the adequacy of insurance are impacted by events, circumstances and individuals beyond the control of Sysco.  Expectations of cash tax payments can be impacted by our performance. The need for additional borrowing or other capital is impacted by various factors, including capital expenditures or acquisitions in excess of those currently anticipated, levels of stock repurchases, or other unexpected cash requirements.  Plans regarding the repayment of debt are subject to change at any time based on management’s assessment of the overall needs of the company.  Capital expenditures may vary from those projected based on changes in business plans and other factors, including risks related to the timing and successful completions of acquisitions, construction schedules and the possibility that other cash requirements could result in delays or cancellations of capital spending.  Our ability to finance capital expenditures as anticipated may be influenced by our results of operations, our borrowing capacity, share repurchases, dividend levels and other factors.  Expectations regarding tax rates and the transfer of cash held in foreign jurisdictions are subject to various factors beyond our control and decisions of management throughout the fiscal year that are subject to change based on Sysco's business needs. The anticipated impact of compliance with laws and regulations also involves the risk that estimates may turn out to be materially incorrect, and laws and regulations, as well as methods of enforcement, are subject to change.

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

At July 2, 2016, there were no commercial paper issuances outstanding. Total debt as of July 2, 2016 was $7.4 billion, of which approximately 68% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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
Details of our outstanding swap agreements as of July 2, 2016 are below:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
February 12, 2018	$500	5.25%	Six-month LIBOR	Every six months in arrears	Other assets	$7,492
October 1, 2020	750	2.60	Three-month LIBOR	Every three months in advance	Other assets	16,552
July 15, 2021	500	2.50	Three-month LIBOR	Every three months in advance	Other assets	8,980
April 1, 2019	500	1.90	Three-month LIBOR	Every three months in advance	Other assets	3,781

We receive or pay amounts on these interest rate swap agreements on a semi-annual basis.

As noted in Note 9, "Derivative Financial Instruments", the company terminated interest rate swap agreements used to hedge senior notes issued in the second quarter of fiscal 2016. Payments of $6.1 million were made in the second quarter of fiscal 2016.

The following tables present our interest rate position as of July 2, 2016.  All amounts are stated in United States (U.S.) dollar equivalents.

	Interest Rate Position as of July 2, 2016
	Principal Amount by Expected Maturity
	Average Interest Rate
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in thousands)
U.S. $ Denominated:
Fixed Rate Debt	$67	$50	$250,050	$70	$70	$4,225,210	$4,475,517	$4,972,343
Average Interest Rate	—	—	5.4%	—	—	4.3%	4.3%
Floating Rate Debt (1)	$1,267	$529,382	$514,989	$750,000	$500,000	—	$2,295,638	$2,295,638
Average Interest Rate	3.9%	5.2%	2.0%	2.6%	2.5%	—	3.0%
Euro Denominated:
Fixed Rate Debt	$245	—	—	—	—	$556,979	$557,224	$560,009
Average Interest Rate	—	—	—	—	—	1.3%	1.2%
Floating Rate Debt	$89,117	—	—	—	—	—	$89,117	$89,117
Average Interest Rate	1.1%	—	—	—	—	—	1.1%

 (1) Includes fixed rate debt that has been converted to floating rate debt through an interest rate swap agreement.

	Interest Rate Position as of July 2, 2016
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Rate Swaps	—	—	—	—	—	—	—	—
Related To Debt:	—	—	—	—	—	—	—	—
Pay Variable/Receive Fixed	—	$500,000	$500,000	$750,000	$500,000	—	$2,250,000	$36,805
Average Variable Rate Paid:	—	—	—	—	—	—	—	—
Rate A Plus	—	3.24%	—	—	—	—	3.24%	—
Rate B Plus	—	—	0.8%	1.12%	1.13%	—	1.03%	—
Fixed Rate Received	—	5.25%	1.9%	2.6%	2.5%	—	3.01%	—
Rate A – six-month LIBOR
Rate B - three month LIBOR

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency.  To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk.  We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars.  Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.3% in fiscal 2016 when compared to fiscal 2015.  The exchange rate used to translate our foreign sales into U.S. dollars negatively impacted sales by 1% in fiscal 2015 when compared to fiscal 2014.  The impact to our operating income, net earnings and earnings per share was not material in fiscal 2016 or fiscal 2015.  A 10% unfavorable change in the fiscal 2016 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively impacted fiscal 2016 sales by 4% and would not have materially impacted our operating income, net earnings and earnings per share.  We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

The Brakes Acquisition required payment in pounds sterling, euro and Swedish kroner. The company developed a strategy to hedge the currency exposure related to these cash outlays. A portion of this strategy included foreign currency option contracts to protect Sysco from an increase in the foreign exchange rate between the U.S. dollar and the pound sterling. This helped provide downside protection during the time frame the transaction was being reviewed for anti-trust approval and thereafter during the volatility around the referendum on June 23, 2016 in the United Kingdom to exit the European Union (the U.K. Referendum). Such contracts were considered economic hedges and did not qualify for hedge accounting. In fiscal 2016, the total realized net loss on our economic hedge foreign exchange option contracts was $45.7 million. These contracts were terminated at or near the company's fiscal year end and did not have a material fair value as of July 2, 2016. A second part of our strategy was to accumulate the currency needed for the acquisition once anti-trust approval was received. This accumulation occurred over a period of time prior to, as well as after, the U.K. Referendum. During this period, the currency rates experienced large fluctuations, particularly with regard to the pound sterling. Our approach allowed us to accumulate this cash at an average rate that was better than our target exchange rate established at the time the transaction was announced. We were required to remeasure this foreign denominated cash into U.S. dollars at the conclusion of the fiscal year and incurred a remeasurement loss of $101.2 million. Both of these related to our purchase price for the acquisition of the Brakes Group, which closed shortly after our fiscal year end. With this cash now expended, we no longer have a significant amount of foreign cash that would require remeasurement.

Our Brakes Acquisition will create additional foreign currency exposure. Subsequent to fiscal 2016, we designated €500 million of Euro notes issued in June 2016 and various intercompany notes as hedges of a portion of our net investment in Euro-denominated and Sterling-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these debt items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates will be recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). Subsequent to fiscal 2016, we entered into various cross currency swaps to mitigate the risk of exchange rate changes when an intercompany loan is not in the functional currency of one of our subsidiaries. These have been designated as cash flow hedges with changes to be recorded within foreign currency translation adjustments within Accumulated other comprehensive income (loss). Additional cross currency swaps were entered into to create additional net investment hedges.

Fuel Price Risk
Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas.  First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases.  Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers.  Third, increased fuel costs impact the costs we incur to deliver product to our customers. During fiscal 2016 and fiscal 2015, fuel costs related to outbound deliveries represented approximately 0.5% and 0.6% of sales, respectively.
Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.  We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of July 2, 2016, we had forward diesel fuel commitments totaling approximately $84.9 million through May 2017. These contracts will lock in the price of approximately 45% of our fuel purchase needs for fiscal 2017. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $13.8 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our company-sponsored qualified pension plan (Retirement Plan) holds investments in public and private equity, fixed income securities and real estate funds.  The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured.  Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets.  To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years.  A 10% unfavorable change in the value of the investments held by our company-sponsored Retirement Plan at the plan’s fiscal year end (December 31, 2015) would not have a material impact on our anticipated future contributions for fiscal 2016; however, this unfavorable change would increase our pension expense for fiscal 2016 by $32.1 million and would reduce our shareholders’ equity on our balance sheet as of July 2, 2016 by $311.5 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of July 2, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on this assessment, management concluded that, as of July 2, 2016, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of July 2, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Sysco Corporation

We have audited Sysco Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of July 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Sysco Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sysco Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 2, 2016 and June 27, 2015, and the related consolidated results of operations, and statements of comprehensive income, changes in shareholders’ equity, and cash flow for each of the three years in the period ended July 2, 2016 of Sysco Corporation and subsidiaries and our report dated August 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
August 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware Corporation) and subsidiaries (the "Company") as of July 2, 2016 and June 27, 2015, and the related consolidated results of operations, and statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended July 2, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 2, 2016 and June 27, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
August 29, 2016

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	July 2, 2016	June 27, 2015

ASSETS
Current assets
Cash and cash equivalents	$3,919,300	$5,130,044
Accounts and notes receivable, less allowances of $37,880 and $41,720	3,380,971	3,353,381
Inventories	2,639,174	2,691,823
Deferred income taxes	—	135,254
Prepaid expenses and other current assets	114,454	93,039
Prepaid income taxes	—	90,763
Total current assets	10,053,899	11,494,304
Plant and equipment at cost, less depreciation	3,880,442	3,982,143
Long-term assets
Goodwill	2,121,661	1,959,817
Intangibles, less amortization	207,461	154,809
Restricted cash	—	168,274
Deferred income taxes	207,320	—
Other assets	251,021	229,934
Total other assets	2,787,463	2,512,834
Total assets	$16,721,804	$17,989,281

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$89,563	$70,751
Accounts payable	2,935,982	2,881,953
Accrued expenses	1,289,312	1,467,610
Accrued income taxes	110,690	—
Current maturities of long-term debt	8,909	4,979,301
Total current liabilities	4,434,456	9,399,615
Long-term liabilities
Long-term debt	7,336,930	2,271,825
Deferred income taxes	26,942	81,591
Other long-term liabilities	1,368,482	934,722
Total other liabilities	8,732,354	3,288,138
Commitments and contingencies
Noncontrolling interests	75,386	41,304
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,281,140	1,213,999
Retained earnings	9,006,138	8,751,985
Accumulated other comprehensive loss	(1,358,118)	(923,197)
Treasury stock at cost, 205,577,484 and 170,857,231 shares	(6,214,727)	(4,547,738)
Total shareholders' equity	3,479,608	5,260,224
Total liabilities and shareholders' equity	$16,721,804	$17,989,281
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except for share and per share data)

	Year Ended
	Jul. 2, 2016	Jun. 27, 2015	Jun. 28, 2014
	(In thousands except for share and per share data)
Sales	$50,366,919	$48,680,752	$46,516,712
Cost of sales	41,326,447	40,129,236	38,335,677
Gross profit	9,040,472	8,551,516	8,181,035
Operating expenses	7,189,972	7,322,154	6,593,913
Operating income	1,850,500	1,229,362	1,587,122
Interest expense	306,146	254,807	123,741
Other expense (income), net	111,347	(33,592)	(12,243)
Earnings before income taxes	1,433,007	1,008,147	1,475,624
Income taxes	483,385	321,374	544,091
Net earnings	$949,622	$686,773	$931,533

Net earnings:
Basic earnings per share	$1.66	$1.16	$1.59
Diluted earnings per share	1.64	1.15	1.58

Average shares outstanding	573,057,406	592,072,308	585,988,084
Diluted shares outstanding	577,391,406	596,849,034	590,216,220
Dividends declared per common share	$1.23	$1.19	$1.15
 See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	Jul. 2, 2016	Jun. 27, 2015	Jun. 28, 2014
	(In thousands)
Net earnings	$949,622	$686,773	$931,533
Other comprehensive (loss):
Foreign currency translation adjustment	(39,080)	(232,185)	(3,106)
Items presented net of tax:
Amortization of cash flow hedges	7,111	5,116	385
Change in fair value of cash flow hedges	(3,779)	(34,111)	(82,215)
Amortization of prior service cost	6,992	6,949	6,970
Amortization of actuarial loss, net	13,352	11,972	9,968
Prior service cost arising in current year	—	(563)	214
Actuarial (loss), net arising in current year	(419,517)	(37,712)	(127,942)
Total other comprehensive (loss)	(434,921)	(280,534)	(195,726)
Comprehensive income	$514,701	$406,239	$735,807

See Notes to Consolidated Financial Statements

 Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amounts	Totals
	(In thousands except for share data)
Balance as of June 29, 2013	765,174,900	$765,175	$1,059,624	$8,512,786	$(446,937)	179,068,430	$(4,698,838)	$5,191,810
Net earnings				931,533				931,533
Foreign currency translation adjustment					(3,106)			(3,106)
Amortization of cash flow hedges, net of tax					385			385
Change in fair value of cash flow hedges, net of tax					(82,215)			(82,215)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					16,938			16,938
Pension funded status adjustment, net of tax					(127,728)			(127,728)
Dividends declared				(673,568)				(673,568)
Treasury stock purchases						9,834,000	(324,665)	(324,665)
Share-based compensation awards			79,594			(9,852,244)	257,717	337,311
Balance as of June 28, 2014	765,174,900	$765,175	$1,139,218	$8,770,751	$(642,663)	179,050,186	$(4,765,786)	$5,266,695
Net earnings				686,773				686,773
Foreign currency translation adjustment					(232,185)			(232,185)
Amortization of cash flow hedges, net of tax					5,116			5,116
Change in fair value of cash flow hedges, net of tax					(34,111)			(34,111)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					18,921			18,921
Pension funded status adjustment, net of tax					(38,275)			(38,275)
Dividends declared				(705,539)				(705,539)
Share-based compensation awards			74,781			(8,192,955)	218,048	292,829
Balance as of June 27, 2015	765,174,900	$765,175	$1,213,999	$8,751,985	$(923,197)	170,857,231	$(4,547,738)	$5,260,224
Net earnings				949,622				949,622
Foreign currency translation adjustment					(39,080)			(39,080)
Amortization of cash flow hedges, net of tax					7,111			7,111
Change in fair value of cash flow hedges, net of tax					(3,779)			(3,779)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					20,344			20,344
Pension funded status adjustment, net of tax					(419,517)			(419,517)
Dividends declared				(695,469)				(695,469)
Treasury stock purchases						44,716,180	(1,949,445)	(1,949,445)
Share-based compensation awards			67,141			(9,995,927)	282,456	349,597
Balance as of July 2, 2016	765,174,900	$765,175	$1,281,140	$9,006,138	$(1,358,118)	205,577,484	$(6,214,727)	$3,479,608

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended
	Jul. 2, 2016	Jun. 27, 2015	Jun. 28, 2014
Cash flows from operating activities:
Net earnings	$949,622	$686,773	$931,533
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	79,466	73,766	74,328
Depreciation and amortization	662,710	553,021	547,776
Amortization of debt issuance and other debt-related costs	45,137	27,943	8,286
Loss on extinguishment of debt	86,460	—	—
Loss on foreign exchange remeasurement	101,228	—	—
Deferred income taxes	93,871	(4,705)	(30,665)
Provision for losses on receivables	20,372	17,996	34,429
Other non-cash items	23,347	(24,205)	2,875
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(27,311)	(11,741)	(236,320)
Decrease (increase) in inventories	66,937	(125,232)	(195,845)
(Increase) in prepaid expenses and other current assets	(8,468)	(10,508)	(24,787)
Increase in accounts payable	23,863	72,516	392,720
(Decrease) increase in accrued expenses	(178,275)	464,403	55,838
Increase (decrease) in accrued income taxes	231,542	(32,843)	(18,672)
(Increase) decrease in other assets	(6,639)	(10,745)	23,552
(Decrease) in other long-term liabilities	(196,190)	(105,501)	(63,753)
Excess tax benefits from share-based compensation arrangements	(34,530)	(15,454)	(8,480)
Net cash provided by operating activities	1,933,142	1,555,484	1,492,815
Cash flows from investing activities:
Additions to plant and equipment	(527,346)	(542,830)	(523,206)
Proceeds from sales of plant and equipment	23,511	24,472	25,790
Acquisition of businesses, net of cash acquired	(219,218)	(115,862)	(79,338)
Decrease (increase) in restricted cash	168,274	(20,126)	(84)
Purchase of foreign currency options	(103,501)	—	—
Proceeds from the sales of foreign currency options	57,452	—	—
Net cash used for investing activities	(600,828)	(654,346)	(576,838)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	—	(129,999)	34,499
Other debt borrowings including senior notes	5,134,709	5,041,032	36,830
Other debt repayments	(126,797)	(354,007)	(229,507)
Redemption of senior notes	(5,050,000)	—	—
Debt issuance costs	(39,676)	(30,980)	(22,175)
Cash paid for settlement of cash flow hedge	(6,134)	—	—
Cash received from termination of interest rate swap agreements	14,496	(188,840)	—
Proceeds from stock option exercises	282,455	240,176	255,613
Treasury stock purchases	(1,949,445)	—	(332,381)
Dividends paid	(698,869)	(695,274)	(667,217)
Excess tax benefits from share-based compensation arrangements	34,530	15,454	8,480
Net cash (used for) provided by financing activities	(2,404,731)	3,897,562	(915,858)
Effect of exchange rates on cash and cash equivalents	(138,327)	(81,702)	642
Net (decrease) increase in cash and cash equivalents	(1,210,744)	4,716,998	761
Cash and cash equivalents at beginning of period	5,130,044	413,046	412,285
Cash and cash equivalents at end of period	$3,919,300	$5,130,044	$413,046
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$200,174	$192,939	$128,861
Income taxes	180,565	376,508	591,334

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.   SUMMARY OF ACCOUNTING POLICIES
Business and Consolidation
Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for approximately 425,000 customers from 199 distribution facilities located throughout the United States (U.S.), Bahamas, Canada and Ireland.
Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year ending July 2, 2016 for fiscal 2016, and 52-week years for the years ended June 27, 2015 for fiscal 2015 and June 28, 2014 for fiscal 2014.
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
Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized for the past three fiscal years was $2.0 million in fiscal 2016, $0.9 million in fiscal 2015 and $1.1 million in fiscal 2014.

Long-Lived Assets
Management reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections on an undiscounted basis.  For assets held for use, Sysco groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Goodwill and Intangibles
Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Goodwill and intangibles with indefinite lives are not amortized. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of a business combination. The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values. The reporting units used to assess goodwill impairment are the company’s 14 operating segments as described in Note 22, “Business Segment Information.” The components within each of the 14 operating segments have similar economic characteristics and therefore are aggregated into 14 reporting units. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.
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

Restricted Cash
Sysco is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. Sysco has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.  Sysco chose to satisfy these collateral requirements by issuing letters of credit in fiscal 2016. All amounts in restricted cash at June 27, 2015 represented funds deposited in insurance trusts.

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

Investments in Corporate-Owned Life Insurance
Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses.  Sysco has the ability and intent to hold its COLI policies to maturity and the company does not record deferred tax balances related to cash surrender value gains or losses for these policies.  Deferred tax balances are recorded for those policies that Sysco intends to redeem prior to maturity. The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $163.3 million and $162.8 million at July 2, 2016 and June 27, 2015, respectively.

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

Shipping and Handling Costs
Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $2.6 billion in fiscal 2016, fiscal 2015 and fiscal 2014.

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

Basis of Presentation
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
Deferred taxes within the consolidated balance sheet for July 2, 2016, have been classified as long-term due to the adoption of an accounting pronouncement related to simplification in the presentation of deferred taxes. See Note 2, "Changes in Accounting" for additional information on these changes.
In fiscal 2015, Sysco acquired a 50% interest in a foodservice company in Mexico and accounted for this interest using the equity-method of accounting. In fiscal 2016, Sysco obtained control of the board of this company and began consolidating these operations; therefore, the financial position, results of operations and cash flows for this company have been included in Sysco’s consolidated financial statements. The value of the 50% noncontrolling interest is considered redeemable due to certain features of the investment agreement and has been presented as mezzanine equity, which is outside of permanent equity, in the consolidated balance sheets. The income attributable to the noncontrolling interest is located within Other expense (income), net, in the consolidated results of operations, as this amount is not material. The non-cash add back for the change in the value of the noncontrolling interest is located within Other non-cash items on the consolidated cash flows.
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

2.  CHANGES IN ACCOUNTING
Simplification of Balance Sheet Classification of Deferred Taxes
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative, which is the FASB's effort to reduce the cost and complexity of certain aspects of U.S. GAAP. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The guidance does not change the existing requirement that only permits offsetting of deferred tax assets and deferred tax liabilities within a jurisdiction. The company early adopted this standard in the second quarter of fiscal 2016 on a prospective basis, as permitted by the ASU.

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

Business Combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), which requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is fiscal 2017 for Sysco. The amendment will be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier adoption permitted.

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

4.  ACQUISITIONS
During fiscal 2016, the company paid cash of $219.2 million for acquisitions. The acquisitions did not have a material effect on operating results, cash flows or financial position. Certain current year and prior year acquisitions involve contingent consideration that include earnout agreements that are payable over periods of up to three years in the event that certain operating results are achieved. Remaining amounts relate to payments that are deferred for a certain period time to ensure pre-acquisition claims do not arise. As of July 2, 2016, aggregate contingent consideration outstanding was $30.9 million, of which $16.4 million was recorded as earnout liabilities included in accrued expenses or other long-term liabilities, depending on when such earnout payments become due.
In February 2016, Sysco entered into a share sale and purchase agreement (the Purchase Agreement) to acquire Cucina Lux Investments Limited, the parent holding company of the Brakes Group (the Brakes Acquisition). On July 5, 2016, following the end of fiscal year 2016, Sysco closed the Brakes Acquisition. The aggregate enterprise value paid by Sysco in connection with the Brakes Acquisition was approximately £2.3 billion (approximately $3.1 billion based on exchange rates on July 5, 2016), and included the repayment of approximately $2.3 billion of the Brakes Group's then outstanding debt. The purchase price was paid primarily in cash using the proceeds from recent debt issuances and other cash on hand, and is subject to certain adjustments as provided in the Purchase Agreement. The Brakes Group is now wholly owned by Sysco. The Brakes Group is a leading European foodservice business with operations in the United Kingdom, France, Sweden, Ireland, Spain, Belgium and Luxembourg.

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

•
The interest rate swap agreements, discussed further in Note 9, "Derivative Financial Instruments" are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included within other assets and other long-term liabilities as Level 2 measurements in the tables below.

•
Contingent consideration in the form of earnout agreements relating to acquisitions is determined utilizing a discounted cash flow approach using various probability-weighted scenarios. The significant unobservable inputs used in calculating the fair value of the contingent consideration includes financial performance scenarios, the probability of achieving those scenarios and the discount rate. These are included in contingent consideration liabilities as Level 3 measurements in the table below. For additional information, see Note 4, "Acquisitions".

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of July 2, 2016 and June 27, 2015:

	Assets and Liabilities Measured at Fair Value as of Jul. 2, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$634,230	$43,270	$—	$677,500
Other assets
Interest rate swaps	—	36,805	—	36,805
Total assets at fair value	$634,230	$80,075	$—	$714,305

Liabilities:
Contingent consideration	$—	$—	$16,439	$16,439
Total liabilities at fair value	$—	$—	$16,439	$16,439

	Assets and Liabilities Measured at Fair Value as of Jun. 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$4,677,735	$63,689	$—	$4,741,424
Restricted cash	168,274	—	—	168,274
Other assets
Interest rate swaps	—	12,597	—	12,597
Total assets at fair value	$4,846,009	$76,286	$—	$4,922,295

Liabilities:
Contingent consideration	$—	$—	$28,644	$28,644
Total liabilities at fair value	$—	$—	$28,644	$28,644

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities related to earnout agreements were as follows:

	July 2, 2016
	2016	2015
Unobservable Inputs	(Weighted Average)
Probability of achieving payout targets	93.0%	80.6%
Discount Rate	10.8%	10.6%

A decrease in probabilities of achieving the targets or an increase in the discount rates would result in a lower fair value measurement. The fair value of contingent consideration for earnout agreements is reassessed quarterly, including an analysis of the significant inputs used the valuation, as well as the accretion of the present value discount. Changes are reflected within Operating expense in the consolidated results of operations.
The following table provides the changes in fair value of the contingent consideration for earnout liabilities for the periods presented (in thousands):

Balance as of June 28, 2014	$54,896
Contingent consideration liabilities recorded for business acquisitions	8,530
Payments	(32,878)
Currency translation	(1,904)
Balance as of June 27, 2015	$28,644
Contingent consideration liabilities recorded for business acquisitions	2,974
Payments	(14,679)
Currency translation	(500)
Balance as of July 2, 2016	$16,439
The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement. The fair value of total debt was approximately $7.9 billion and $7.6 billion as of July 2, 2016 and June 27, 2015, respectively. The carrying value of total debt was $7.4 billion and $7.3 billion as of July 2, 2016 and June 27, 2015, respectively.

6.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts appears below:

	2016	2015	2014
	(In thousands)
Balance at beginning of period	$41,720	$49,902	$47,345
Charged to costs and expenses	20,372	17,996	34,429
Customer accounts written off, net of recoveries	(23,551)	(25,719)	(31,721)
Other adjustments	(661)	(459)	(151)
Balance at end of period	$37,880	$41,720	$49,902

7. PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jul. 2, 2016	Jun. 27, 2015	Estimated Useful Lives
	(In thousands)
Plant and equipment at cost:
Land	$448,981	$441,939
Buildings and improvements	3,962,454	3,877,817	10-30 years
Fleet and equipment	2,990,267	2,836,554	3-10 years
Computer hardware and software	1,183,548	1,234,138	3-7 years
Total plant and equipment at cost	8,585,250	8,390,448
Accumulated depreciation	(4,704,808)	(4,408,305)
Total plant and equipment, net	$3,880,442	$3,982,143

Depreciation expense, including amortization of capital leases, was $608.7 million in 2016, $495.8 million in 2015 and $493.8 million in 2014.

In fiscal 2016, Sysco announced its revised business technology strategy focused on improving the customer experience. In refocusing its technology approach, Sysco created plans to modernize and add new capability and functionality to its existing SUS Enterprise Resource Planning (ERP) system. In connection with this strategy, Sysco created plans to remove the SAP ERP platform currently used by 12 of its operating companies by the end of fiscal 2017. At the time of the decision, the company had $31.6 million re corded as construction in progress for incomplete projects for the SAP ERP platform and $251.1 million in net book value for internal use software for the SAP ERP platform, with a remaining life of three years. These are included within "computer hardware and software" in the table above. Sysco concluded that the projects under development would not be completed and expensed the $31.6 million in construction in progress in fiscal 2016 within operating expense in the consolidated results of operations. The company tested the internal use software currently amortizing for the SAP ERP platform on an undiscounted cash flow basis and concluded that those cash flows would be sufficient to recover the full asset value for the remaining period the asset is planned to be in use. Sysco shortened the remaining life of the internal use assets to be fully amortized by the end of fiscal 2017, concurrent with the expected time frame to be fully migrated into Sysco's 12 operating companies to the SUS ERP system. In fiscal 2016, Sysco recognized an additional $41.9 million in amortization expense as a result of shortening the useful lives of these assets.

8. GOODWILL AND OTHER INTANGIBLES
The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows:

	Broadline	SYGMA	Other	Total
	(In thousands)
Carrying amount as of June 28, 2014	$1,175,493	$32,609	$742,570	$1,950,672
Goodwill acquired during year	79,802	—	8,408	88,210
Currency translation/other	(78,524)	—	(541)	(79,065)
Carrying amount as of June 27, 2015	$1,176,771	$32,609	$750,437	$1,959,817
Goodwill acquired during year	44,250	—	131,967	176,217
Currency translation/other	(14,176)	(2)	(195)	(14,373)
Carrying amount as of July 2, 2016	$1,206,845	$32,607	$882,209	$2,121,661
Amortizable intangible assets acquired during fiscal 2016 were $63.5 million, with a weighted-average amortization period of 9.6 years. Amortizable intangible assets acquired during fiscal 2016 by category were customer relationships, non-compete and other of $59.6 million, $3.4 million and $0.6 million, respectively, with a weighted-average amortization period of 10.0 years, 5.0 years and 3.3 years, respectively.
Fully amortized intangible assets have been removed in the period fully amortized in the table below, which presents the company’s amortizable intangible assets in total by category as follows:

	Jul. 2, 2016			Jun. 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$265,441	$(126,194)	$139,247	$236,916	$(130,506)	$106,410
Non-compete agreements	36,405	(21,312)	15,093	33,436	(14,525)	18,911
Trademarks	10,753	(5,363)	5,390	10,768	(4,117)	6,651
Other	13,622	(7,786)	5,836	13,437	(4,871)	8,566
Total amortizable intangible assets	$326,221	$(160,655)	$165,566	$294,557	$(154,019)	$140,538
The table below presents the company’s indefinite-lived intangible assets by category as follows:

	Jul. 2, 2016	Jun. 27, 2015
	(In thousands)
Trademarks	$40,929	$13,304
Licenses	966	966
Total indefinite-lived intangible assets	$41,895	$14,271

Amortization expense for 2016, 2015 and 2014 was $37.3 million, $40.0 million and $42.2 million, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of July 2, 2016 is shown below:

Amount
(In thousands)
2017	$39,993
2018	33,566
2019	23,431
2020	18,997
2021	16,005

9.  DERIVATIVE FINANCIAL INSTRUMENTS
Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. The proposed Brakes Acquisition requires payment for the purchase price in pound sterling. Sysco chose to economically hedge this foreign currency exposure. The company does not use derivative financial instruments for trading or speculative purposes.

Hedging of debt portfolio
In April 2016, Sysco issued senior notes totaling $2.5 billion in aggregate principal amount. Sysco used the net proceeds from the offering to fund the Brakes Acquisition. Concurrent with the offering of senior notes described above, the company entered into interest rate swap agreements that effectively converted $1.0 billion of senior notes maturing in fiscal 2019 and 2021 to floating rate debt. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.
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
In October 2014, Sysco obtained long-term financing for its proposed merger with US Foods, Inc. (US Foods) by completing a six-part senior notes offering totaling $5.0 billion. At the same time of this offering of notes, the company entered into interest rate swap agreements that effectively converted $500 million of senior notes maturing in fiscal 2018 and $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These are collectively referred to as the 2015 swaps. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates. In fiscal 2016, the company terminated the 2015 swaps for proceeds of $14.5 million in connection with the redemption of these senior notes.
In January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2 billion in contemplation of securing long-term financing for the proposed US Foods merger or for other long-term financing purposes in the event the merger did not occur. The company designated these derivatives as cash flow hedges to reduce interest rate exposure on forecasted 10-year and 30-year debt due to changes in the benchmark interest rates until the expected issuance of the debt. In September 2014, in conjunction with the pricing of the $1.25 billion senior notes maturing in fiscal 2025 and the $1 billion senior notes maturing in fiscal 2045, the company terminated these swaps, locking in the effective yields on the related debt. Cash of $58.9 million was paid to settle the 10-year swap in September 2014, and cash of $129.9 million was paid to settle the 30-year swap in October 2014. The cash payments are located within the line Cash paid for settlement of cash flow hedge within financing activities in the statement of consolidated cash flows. The cumulative losses recorded in Accumulated other comprehensive (loss) income related to these swaps will continue to be amortized through interest expense over the term of the originally hedged fixed-rate interest rate payments, as those payments are anticipated to remain within Sysco's capital structure. The interest payments included in Sysco's originally hedged amount were 60 semiannual interest cash flows on $1.0 billion in a ggregate principal amount of fixed rate debt and 20 semiannual interest cash flows on $1.0 billion in aggregate principal amount of fixed rate debt. Amortization commenced in October 2014 when those interest payments began affecting earnings.
In August 2013, the company entered into an interest rate swap agreement that effectively converted $500 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.

Hedging of foreign currency exposure
The Brakes Acquisition required payment in pounds sterling, euro and Swedish kroner. The company developed a strategy to hedge the currency exposure related to these cash outlays. A portion of this strategy included foreign currency option contracts with maturities of less than three months to protect Sysco from an increase in the foreign exchange rate between the U.S. dollar and the pound sterling. This helped provide downside protection during the time frame the transaction was being reviewed for anti-trust approval and thereafter during the volatility around the referendum on June 23, 2016 in the United Kingdom to exit the European Union (the U.K. Referendum). Such contracts were considered economic hedges and did not qualify for hedge accounting. Sysco recognized net losses on these contracts within Other expense (income), net on its consolidated results of operations. In fiscal 2016, the total realized net loss on our economic hedge foreign exchange option contracts was $45.7 million. As these amounts did not qualify for hedge accounting, changes in the fair value were recorded directly to earnings. These contracts were terminated at or near the company's fiscal year end and did not have a material fair value as of July 2, 2016. A second part of Sysco's strategy was to accumulate the cash needed for the acquisition once anti-trust approval was received. The company did not use derivative instruments for this part of the strategy outside of the option contracts discussed above. This accumulation occurred over a period of time prior to, as well as after, the U.K. Referendum. During this period, the currency rates experienced large fluctuations, particularly with regard to the pound sterling. The company's approach allowed it to accumulate this cash at an average rate that was better than the target exchange rate established at the time the transaction was announced.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of July 2, 2016, June 27, 2015 and June 28, 2014 are as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap agreements:
Jul. 2, 2016	Other assets	$36,805
Jun. 27, 2015	Other assets	12,597
The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the fiscal periods ended July 2, 2016, June 27, 2015 and June 28, 2014 presented on a pretax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		2016	2015	2014
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(12,033)	$(21,960)	$(10,879)
Cash Flow Hedge Relationships:
Forward starting interest rate swap agreements	Other comprehensive income	(6,134)	(55,374)	(133,466)
Forward starting interest rate swap agreements (1)	Interest expense	11,543	8,305	625
(1) Represents amortization of losses on forward starting interest rate swap agreements that were previously settled.

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rates. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for fiscal 2016, 2015 and 2014. The interest rate swaps do not contain credit-risk-related contingent features.

10. SELF-INSURED LIABILITIES
Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2016	2015	2014
	(In thousands)
Balance at beginning of period	$193,312	$194,476	$147,598
Charged to costs and expenses	418,917	367,025	375,267
Payments	(413,170)	(368,189)	(328,389)
Balance at end of period	$199,059	$193,312	$194,476
11.  DEBT AND OTHER FINANCING ARRANGEMENTS
Sysco’s debt consists of the following:

	July 2, 2016	Jun. 27, 2015
	(In thousands)
Senior notes, interest at 5.25%, maturing in fiscal 2018 (1)	$506,456	$502,608
Senior notes, interest at 5.375%, maturing in fiscal 2019 (1)	249,141	248,824
Senior notes, interest at 2.60%, maturing in fiscal 2022 (1)	445,026	444,212
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)	50,000	50,000
Debentures, interest at 6.50%, maturing in fiscal 2029 (1)	223,716	223,610
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)	496,932	496,775
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)	244,655	244,415
Senior notes, interest at 2.60%, maturing in fiscal 2021 (1)	762,227	—
Senior notes, interest at 3.75%, maturing in fiscal 2026 (1)	746,023	—
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)	495,395	—
Senior notes, interest at 1.90%, maturing in fiscal 2019 (1)	502,151	—
Senior notes, interest at 2.50%, maturing in fiscal 2022 (1)	506,484	—
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)	990,603	—
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)	493,897	—
Senior notes, interest at 1.25%, maturing in fiscal 2023 (1)	552,391	—
Senior notes, interest at 1.45%, maturing in fiscal 2018 (1), (3)	—	500,801
Senior notes, interest at 2.35%, maturing in fiscal 2020 (1), (3)	—	752,070
Senior notes, interest at 3.00%, maturing in fiscal 2022 (1), (3)	—	745,136
Senior notes, interest at 3.50%, maturing in fiscal 2025 (1), (3)	—	1,239,116
Senior notes, interest at 4.35%, maturing in fiscal 2035 (1), (3)	—	742,664
Senior notes, interest at 4.50%, maturing in fiscal 2045 (1), (3)	—	981,813
Notes payable, capital leases, and other debt, interest averaging 3.12% and maturing at various dates to fiscal 2025 as of July 2, 2016 and 2.81% and maturing at various dates to fiscal 2026 as of June 27, 2015	170,305	149,833
Total debt	7,435,402	7,321,877
Less current maturities of long-term debt	(8,909)	(4,979,301)
Less notes payable	(89,563)	(70,751)
Net long-term debt	$7,336,930	$2,271,825

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
As of July 2, 2016, the principal payments required to be made during the next five fiscal years on long-term debt, excluding notes payable and commercial paper, are shown below:

Amount
(In thousands)
2017	$8,909
2018	536,145
2019	770,404
2020	754,785
2021	503,961
Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. As of July 2, 2016, there were no commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 53 weeks of 2016, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1.0 billion.

Senior notes redemption related to US Foods Merger
On June 26, 2015, Sysco terminated the US Foods merger agreement triggering the redemption of the senior notes that had been issued in contemplation of the proposed merger at a redemption price equal to 101% of the principal of the senior notes. Sysco redeemed the senior notes in July 2015 using cash on hand and proceeds from our commercial paper program in the amount of $5.1 billion. The repayment of these senior notes triggered a redemption loss of $86.5 million included in interest expense for the first quarter of fiscal 2016. Additionally, as discussed in Note 6, "Derivative Financial Instruments," the company terminated fair value hedges associated with these senior notes.
Interest expense for fiscal 2016 includes the following amounts from these transactions:

53-Week Period Ended July 2, 2016
(In thousands)
Redemption premium payment	$50,000
Debt issuance cost write-off	28,642
Bond discount write-off	17,869
Gain on swap termination	(10,051)
Loss on extinguishment of debt	86,460
Interest expense on senior notes	8,375
Total	$94,835

Senior notes offering related to accelerated share repurchase
On September 28, 2015, Sysco issued senior notes totaling $2.0 billion. Details of the senior notes are as follows:

Maturity Date	Par Value (in thousands)	Coupon Rate	Pricing (percentage of par)
October 1, 2020	$750,000	2.60%	99.809%
October 1, 2025	750,000	3.75	100.000
October 1, 2045	500,000	4.85	99.921
Sysco used the net proceeds from the offering to fund repurchases of outstanding shares of its common stock pursuant to Sysco’s $1.5 billion accelerated share repurchase program, to repay approximately $500 million of its outstanding commercial paper and for general corporate purposes. The notes are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes. Interest on the senior notes is paid semi-annually in arrears on April 1 and October 1, beginning April 1, 2016. At Sysco’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the senior notes maturing in 2020 before the date that is one month prior to the maturity date, (ii) the senior notes maturing in 2025 before the date that is three months prior to the maturity date or (iii) the senior notes maturing in 2045 before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the senior notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed that would be due if such senior notes matured on the applicable date described above. If Sysco elects to redeem a series of senior notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the senior notes to be redeemed. Sysco will pay accrued and unpaid interest on the notes redeemed to the redemption date.

Bridge Term Loan Agreement
On March 14, 2016, Sysco entered into a £1,725 million bridge term loan agreement (the Bridge Term Loan Agreement) (approximately $2,440 million based on the applicable exchange rate as of July 2, 2016) to fund the proposed Brakes Group Acquisition. Subject to certain terms and conditions, Sysco would have been allowed to borrow up to £1,725 million as a term loan upon, or substantially contemporaneously with, the closing of the Brakes Acquisition to fund the Brakes Acquisition, refinance certain indebtedness of the Brakes Group and pay related fees and expenses.
The Bridge Term Loan Agreement was terminated by Sysco effective April 6, 2016 following the closing of the offering of $2.5 billion in aggregate principal amount of new senior notes.

Senior notes offering related to Brakes Group Acquisition
On April 1, 2016, Sysco issued senior notes totaling $2.5 billion in aggregate principal amount. Details of the senior notes are as follows:

Maturity Date	Par Value (in thousands)	Coupon Rate	Pricing (percentage of par)
April 1, 2019	$500,000	1.90%	99.945%
July 15, 2021	500,000	2.50	99.948
July 15, 2026	1,000,000	3.30	99.623
April 1, 2046	500,000	4.50	99.657
Sysco used the net proceeds from the offering to fund the Brakes Acquisition. The notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes. Interest on the senior notes maturing in 2019 and 2046 will be paid semi-annually in arrears on April 1 and October 1, beginning October 1, 2016. Interest on the senior notes maturing in 2021 and 2026 is paid semi-annually in arrears on January 15 and July 15, beginning July 1, 2016. At Sysco’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the senior notes maturing in 2019 before the maturity date, (ii) the senior notes maturing in 2021 before the date that is one month prior to the maturity date, (iii) the senior notes maturing in 2026 before the date that is three months prior to the maturity date or (iv) the senior notes maturing in 2046 before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the senior notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed that would be due if such senior notes matured on the applicable date described above. If Sysco elects to redeem a series of senior notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the senior notes to be redeemed. Sysco will pay accrued and unpaid interest on the notes redeemed to the redemption date.
On June 23, 2016, Sysco issued €500 million aggregate principal amount of its 1.250% Senior Notes due 2023 (the Euro Notes). The Euro Notes were sold in an underwritten public offering pursuant to an Underwriting Agreement, dated June 14, 2016, among Sysco, the Guarantors and representatives of the several underwriters. Sysco used the net proceeds from the Euro Note offering to pay a portion of the Brakes Acquisition purchase price. At Sysco’s option, any or all of the Euro Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem the Euro Notes before the date that is two months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Euro Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Euro Notes to be redeemed. If Sysco elects to redeem the Euro Notes on or after the date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Euro Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Euro Notes redeemed to the redemption date.

12. LEASES

Sysco has obligations under capital and operating leases for certain distribution facilities, vehicles and computers.  Total rental expense under operating leases was $100.0 million, $104.3 million, and $92.3 million in fiscal 2016, 2015 and 2014, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

Aggregate minimum lease payments by fiscal year under existing long-term operating leases are as follows:

Amount
(In thousands)
2017	$49,898
2018	41,598
2019	32,846
2020	26,662
2021	23,010
Thereafter	45,891

13.  OTHER LONG-TERM LIABILITIES

The following table presents details of the company’s other long-term liabilities:

	July 2, 2016	June 27, 2015
	(In thousands)
Retirement Plan	$689,310	$227,352
Supplemental executive retirement plan	450,945	420,704
Other	228,227	286,666
Total	$1,368,482	$934,722

14.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

Sysco has company-sponsored defined benefit and defined contribution retirement plans for its employees.  Also, the company provides certain health care benefits to eligible retirees and their dependents.

Defined Contribution Plans

The company operates a defined contribution 401(k) Plan as a Safe Harbor Plan, which is a plan that treats all employees’ benefits equally within the plan, under Sections 401(k) and 401(m) of the Internal Revenue Code with respect to non-union employees and those union employees whose unions adopted the Safe Harbor Plan provisions.  The company will make a non-elective contribution each pay period equal to 3% of a participant’s compensation.  Additionally, the company will make matching contributions of 50% of a participant’s pre-tax contribution on the first 5% of the participant’s compensation contributed by the participant.  Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions.  For union employees who are members of unions that did not adopt the Safe Harbor Plan provisions, the plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation.
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

Sysco’s expense related to its defined contribution plans was $135.5 million in fiscal 2016, $125.4 million in fiscal 2015, and $118.6 million in fiscal 2014.

Defined Benefit Plans

Sysco maintains a qualified pension plan (Retirement Plan) that pays benefits to participating employees at retirement, using formulas based on a participant’s years of service and compensation.  This plan is frozen for all U.S.-based salaried and non-union hourly employees, as these employees are eligible for benefits under the company’s defined contribution 401(k) plan.

In addition to receiving benefits upon retirement under the company’s Retirement Plan, certain key management personnel who were participants in the Management Incentive Plan (MIP) are entitled to receive benefits under a Supplemental Executive Retirement Plan (SERP).  This plan is a nonqualified, unfunded supplementary retirement plan.  This plan is frozen to all participants, and current MIP participants are eligible to participate in the MSP.

The company also provides certain health care benefits to eligible retirees and their dependents.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represents the funded status of a given plan.  The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below.  The caption “Pension Benefits” in the tables below includes both the Retirement Plan and the SERP.

	Pension Benefits		Other Postretirement Plans
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,679,127	$3,671,708	$13,016	$12,611
Service cost	11,815	11,263	547	536
Interest cost	174,602	171,120	622	590
Amendments	—	914	—	—
Actuarial (gain) loss, net	517,070	(86,129)	(1,348)	(1,050)
Total disbursements (1)	(97,838)	(89,749)	608	329
Benefit obligation at end of year	4,284,776	3,679,127	13,445	13,016
Change in plan assets:
Fair value of plan assets at beginning of year	3,003,128	2,937,519	—	—
Actual return on plan assets	52,268	80,225	—	—
Employer contribution (1)	157,482	75,133	(608)	(329)
Total disbursements (1)	(97,838)	(89,749)	608	329
Fair value of plan assets at end of year	3,115,040	3,003,128	—	—
Funded status at end of year	$(1,169,736)	$(675,999)	$(13,445)	$(13,016)

(1) Other Postretirement Plan amounts are the net of participant paid premiums and company paid claims.

In order to meet a portion of its obligations under the SERP, Sysco has contributed to a rabbi trust, COLI policies on the lives of participants and interests in corporate-owned real estate assets.  These assets are not included as plan assets or in the funded status amounts in the tables above and below.  The life insurance policies on the lives of the participants had carrying values of $97.0 million as of July 2, 2016 and $97.2 million as of June 27, 2015.  Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	Pension Benefits		Other Postretirement Plans
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Current accrued benefit liability (Accrued expenses)	$(29,480)	$(27,942)	$(300)	$(327)
Non-current accrued benefit liability (Other long-term liabilities)	(1,140,256)	(648,057)	(13,145)	(12,689)
Net amount recognized	$(1,169,736)	$(675,999)	$(13,445)	$(13,016)

Accumulated other comprehensive loss (income) as of July 2, 2016 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Prior service cost	$38,907	$562	$39,469
Actuarial losses (gains)	1,760,556	(7,769)	1,752,787
Total	$1,799,463	$(7,207)	$1,792,256

Accumulated other comprehensive loss (income) as of June 27, 2015 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Prior service cost	$50,109	$730	$50,839
Actuarial losses (gains)	1,101,051	(6,903)	1,094,148
Total	$1,151,160	$(6,173)	$1,144,987

The accumulated benefit obligation, which does not consider any salary increases for the remaining active union employees in the Retirement Plan, for the company-sponsored defined benefit pension plans was $4.3 billion and $3.7 billion as of July 2, 2016 and June 27, 2015, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	Pension Benefits (1)		Other Postretirement Plans
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$4,272,547	$3,667,031	$13,445	$13,016
Fair value of plan assets at end of year	3,115,040	3,003,128	—	—

(1) Information under Pension Benefits as of July 2, 2016 and June 27, 2015 includes both the Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	Pension Benefits
	2016	2015	2014
	(In thousands)
Service cost	$11,815	$11,263	$9,657
Interest cost	174,602	171,120	160,436
Expected return on plan assets	(216,888)	(228,624)	(192,795)
Amortization of prior service cost	11,201	11,111	11,145
Amortization of actuarial loss	22,186	19,871	16,327
Net pension (benefits) costs	$2,916	$(15,259)	$4,770

The components of other postretirement benefit costs for each fiscal year are as follows:

	Other Postretirement Plans
	2016	2015	2014
	(In thousands)
Service cost	$547	$536	$546
Interest cost	622	590	748
Amortization of prior service cost	168	168	168
Amortization of actuarial gain	(481)	(434)	(143)
Net other postretirement benefit costs	$856	$860	$1,319

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	Pension Benefits
	2016	2015	2014
	(In thousands)
Amortization of prior service cost	$11,202	$11,111	$11,145
Amortization of actuarial loss	22,186	19,871	16,327
Prior service cost arising in current year	—	(914)	347
Actuarial (loss) gain arising in current year	(681,691)	(62,270)	(210,978)
Net pension costs	$(648,303)	$(32,202)	$(183,159)

Other changes in benefit obligations recognized in other comprehensive (loss) income related to other postretirement plans for each fiscal year are as follows:

	Other Postretirement Plans
	2016	2015	2014
	(In thousands)
Amortization of prior service cost	$168	$168	$168
Amortization of actuarial gain	(481)	(434)	(143)
Actuarial (loss) gain arising in current year	1,348	1,050	3,280
Net pension costs	$1,035	$784	$3,305

Amounts included in accumulated other comprehensive loss (income) as of July 2, 2016 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2016 are:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Amortization of prior service cost	$11,202	$168	$11,370
Amortization of actuarial losses (gains)	41,511	(559)	40,952
Total	$52,713	$(391)	$52,322

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $157.5 million and $75.1 million in fiscal years 2016 and 2015, respectively.  The $130 million contribution to the Retirement Plan in fiscal 2016 was voluntary, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2016.  There are no required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2017.  The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments.  The estimated fiscal 2017 contributions to fund benefit payments for the SERP and other postretirement plans are $29.5 million and $0.3 million, respectively.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	Pension Benefits	Other Postretirement Plans
	(In thousands)
2017	$116,129	$300
2018	125,709	578
2019	135,790	887
2020	146,513	1,105
2021	157,163	1,240
Subsequent five years	942,907	6,437

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	July 2, 2016	June 27, 2015
Discount rate — Retirement Plan	4.07%	4.84%
Discount rate — SERP	3.91	4.63
Discount rate — Other Postretirement Plans	4.07	4.84
Rate of compensation increase — Retirement Plan	2.62	3.89

 As benefit accruals under the SERP are frozen, future pay is not projected in the determination of the benefit obligation as of July 2, 2016 or June 27, 2015.

Weighted-average assumptions used to determine net company-sponsored pension costs and other postretirement benefit costs for each fiscal year were:

	2016	2015	2014
Discount rate — Retirement Plan	4.84%	4.74%	5.32%
Discount rate — SERP	4.63%	4.59%	4.94%
Discount rate — Other Postretirement Plans	4.84%	4.74%	5.32%
Expected rate of return — Retirement Plan	7.25%	7.75%	7.75%
Rate of compensation increase — Retirement Plan	3.89%	3.89%	3.89%

     A healthcare cost trend rate is not used in the calculations of postretirement benefit obligations because Sysco subsidizes the cost of postretirement medical coverage by a fixed dollar amount, with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

For guidance in determining the discount rate, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans.  The discount rate assumption is updated annually and revised as deemed appropriate.  The discount rate to be used for the calculation of fiscal 2017 net company-sponsored benefit costs for the Retirement Plan is 4.07%.  The discount rate to be used for the calculation of fiscal 2017 net company-sponsored benefit costs for the SERP is 3.91%.  The discount rate to be used for the calculation of fiscal 2017 net company-sponsored benefit costs for the Other Postretirement Plans is 4.07%.

The expected long-term rate of return on plan assets assumption is net return on assets assumption, representing gross return on assets less plan expenses.  The expected return is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.  The expected long-term rate of return to be used in the calculation of fiscal 2017 net company-sponsored benefit costs for the Retirement Plan is 7.25%.

Plan Assets

Investment Strategy

The company’s overall strategic investment objectives for the Retirement Plan are to preserve capital for future benefit payments and to balance risk and return commensurate with ongoing changes in the valuation of plan liabilities.  Over time, the company intends to decrease the risk of the Retirement Plan’s investments in order to preserve the Retirement Plan’s funded status.  In order to accomplish these objectives, the company oversees the Retirement Plan’s investment objectives and policy design, decides proper plan asset class strategies and structures, monitors the performance of plan investment managers and investment funds and determines the proper investment allocation of pension plan contributions.  The company has created an investment structure for the Retirement Plan that takes into account the nature of the Retirement Plan’s liabilities.  This structure ensures the Retirement Plan’s investments are diversified within each asset class, in addition to being diversified across asset classes with the intent to build asset class portfolios that are structured without strategic bias for or against any subcategories within each asset class.  The company has also created a set of investment guidelines for the Retirement Plan’s investment managers to specify prohibited transactions, including borrowing of money except for real estate, private equity or hedge fund portfolios where leverage is a key component of the investment strategy and permitted in the investments’ governing documents, the purchase of securities on margin unless fully collateralized by cash or cash equivalents or short sales, pledging, mortgaging or hypothecating of any securities, except for loans of securities that are fully collateralized, market timing transactions and the direct purchase of the securities of Sysco or the investment manager.  The purchase or sale of derivatives for speculation or leverage is also prohibited; however, investment managers are allowed to use derivative securities so long as they do not increase the risk profile or leverage of the manager’s portfolio.

The company’s target and actual investment allocation as of July 2, 2016 is as follows:

	Target Asset Allocation	Actual Asset Allocation
U.S. equity	24%	25%
International equity	24	23
Long duration fixed income	27	27
High yield & emerging markets	7	7
Alternative investments	18	18
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

As discussed above, the Retirement Plan’s investments in equities, debt instruments and alternative investments provide a range of returns and also expose the plan to investment risk.  However, the investment policies put in place by the company require diversification of plan assets across issuers, industries and countries.  As such, the Retirement Plan does not have significant concentrations of risk in plan assets.

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

Cash and cash equivalents: Valued at amortized cost, which approximates fair value due to the short-term maturities of these investments.  Cash and cash equivalents is included as a Level 1 measurement in the table below.

Equity securities: Valued at the closing price reported on the exchange market.  If a stock is not listed on a public exchange, such as an American Depository Receipt or some preferred stocks, the stock is valued using an evaluated bid price based on a compilation of observable market information.  Inputs used include yields, the underlying security “best price”, adjustments for corporate actions and exchange prices of underlying and common stock of the same issuer.  Equity securities valued at the closing price reported on the exchange market are classified as a Level 1 measurement in the table below.

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

Investment funds: Represents collective trust and funds holding debt, equity, hedge funds, private equity funds, and exchange-traded real estate securities which are valued at the net asset value (NAV) provided by the manager of each fund.  The NAV is calculated as the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV is based on the fair value of the underlying securities within the fund.  Non-exchange traded real estate funds are valued based on the proportionate interest held by the Retirement Plan, which is based on the valuations of the underlying real estate investments held by each fund.  Each real estate investment is valued on the basis of a discounted cash flow approach.  Inputs used include future rental receipts, expenses and residual values from a market participant view of the highest and best use of the real estate as rental property.  The private equity funds are valued based on the proportionate interest held by the Retirement Plan, which is based on the valuations of the underlying private equity investments held by each fund.  The hedge funds are valued based on the hedge funds' proportionate share of the net assets of the underlying private investment fund as determined by the underlying private investment fund's general partner. Indirectly-held investments are valued utilizing the latest financial reports supplied by the fund’s portfolio investments.  Directly-held investments are valued initially based on transaction price and are adjusted utilizing available market data and investment-specific factors, such as estimates of liquidation value, prices of recent transactions in the same or similar issuer, current operating performance and future expectations of the particular investment, changes in market outlook and the financing environment.

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent), ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the NAV practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate NAV per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the NAV practical expedient. ASU 2015-07 is effective for entities for fiscal years beginning after December 15, 2016, which is fiscal 2017 for Sysco, with retrospective application to all periods presented. Early application is permitted. Sysco has elected to adopt ASU 2015-07 early.

The following table presents the fair value of the Retirement Plan’s assets by major asset category as of July 2, 2016:

	Assets Measured at Fair Value as of July 2, 2016
	Level 1	Level 2	Level 3	Measured at NAV (4)	Total
	(In thousands)
Cash and cash equivalents	$103,974	$—	$—	$—	$103,974
U.S. equity (1)	451,826	—	—	270,501	722,327
International equity (1)	174,936	—	—	547,719	722,655
Long duration fixed income:
Corporate bonds	—	631,927	—	—	631,927
U.S. government and agency securities	—	179,974	—	—	179,974
Other (2)	—	4,246	—	—	4,246
High yield and emerging markets fixed income (3)	—	—	—	214,735	214,735
Alternative investment funds
Hedge fund of funds (5)	—	—	—	309,208	309,208
Real estate funds (6)	793	—	—	162,108	162,901
Private equity funds (7)	—	—	—	63,093	63,093
Total investments at fair value	$731,529	$816,147	$—	$1,567,364	$3,115,040

(1)  Include direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of July 2, 2016, and there were no redemption restrictions as of July 2, 2016. Investments in the funds may be redeemed once per day.
(2)  Include credit default swaps, interest rate swaps and futures. The fair value of asset positions totaled $0.3 million; the fair value of liability positions totaled $0.3 million.
(3)  There was no unfunded commitments as of July 2, 2016, and there were no redemption restrictions as of July 2, 2016. The investment may be redeemed once per day. The daily maximum withdrawal limitation is greater of $2.0 million or 5% of the asset value.
(4)  Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(5)  There was no unfunded commitments as of July 2, 2016, and there were no redemption restrictions as of July 2, 2016. The investment may be redeemed once per quarter.
(6)  For investments in the funds listed in this category, total unfunded commitment as of July 2, 2016 was $10.0 million. Approximately 20% of the investments cannot be redeemed but the fund will make distributions through liquidation. The estimate of the liquidation period for these funds varies from 2020 to 2021. The remaining investments may be redeemed once per day or once per quarter.
(7)  Total unfunded commitment as of July 2, 2016 was $39.0 million. The investments cannot be redeemed but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2016 to 2030.

The following table presents the fair value of the Retirement Plan’s assets by major asset category as of June 27, 2015:

	Assets Measured at Fair Value as of June 27, 2015
	Level 1	Level 2	Level 3	Measured at NAV (4)	Total
	(In thousands)
Cash and cash equivalents	$24,322	$—	$—	$—	$24,322
U.S. equity (1)	391,322	333,710	—	—	725,032
International equity (1)	315,148	—	—	421,214	736,362
Long duration fixed income:
Corporate bonds	—	572,100	—	—	572,100
U.S. government and agency securities	—	183,893	—	—	183,893
Other	—	4,343	—	—	4,343
Derivatives, net (2)	—	1,078	—	—	1,078
High yield and emerging markets fixed income (3)	—	—	—	204,175	204,175
Alternative investments:
Hedge fund of funds (5)	—	—	—	335,265	335,265
Real estate funds (6)	—	—	—	163,668	163,668
Private equity funds (7)	—	—	—	52,890	52,890
Total investments at fair value	$730,792	$1,095,124	$—	$1,177,212	$3,003,128

(1)  Include direct investments in equity securities and within investment funds for which fair value is measured at NAV. There were no redemption restrictions as of June 27, 2015. Investments in the funds may be redeemed once per day.
(2)  Include credit default swaps, interest rate swaps and futures. The fair value of asset positions totaled $1.4 million; the fair value of liability positions totaled $0.3 million.
(3)  There were no redemption restrictions as of June 27, 2015. The investment may be redeemed once per day. The daily maximum withdrawal limitation is greater of $2.0 million or 5% of the asset value.
(4)  Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(5) There were no redemption restrictions as of June 27, 2015. The investment may be redeemed once per quarter.
(6) Approximately 23% of the investments cannot be redeemed but the fund will make distributions through liquidation. The estimate of the liquidation period for these funds varies from 2020 to 2021. The remaining investments may be redeemed once per day or once per quarter.
(7)  The investments cannot be redeemed but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2016 to 2030.

15.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco contributes to several multiemployer defined benefit pension plans in the U.S. and Canada based on obligations arising under collective bargaining agreements covering union-represented employees.  Expense is recognized at the time the contribution is made. Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by Sysco and the other employers contributing to the plan.  Approximately 9% of Sysco’s current employees are participants in such multiemployer plans as of July 2, 2016.

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

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much as $86.0 million as of July 2, 2016.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, which had a valuation date of December 31, 2013 and January 1, 2015 for a majority of the plans.  As the valuation date for all of these plans was December 31, 2013 and January 1, 2015, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2016	2015	2014
	(In thousands)
Individually significant plans	$33,787	$32,097	$30,402
All other plans	7,260	6,047	45,627
Total contributions	$41,047	$38,144	$76,029

There were no payments for voluntary withdrawals included in contributions in fiscal 2016. Payments in fiscal 2015 and 2014 were $1.4 million and $40.8 million, respectively.

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

•
The “Surcharge Imposed” column indicates whether a surcharge was paid during the most recent annual period presented for the company’s contributions to each plan in the red zone.  If the company’s current collective bargaining agreement (CBA) with a plan satisfies the requirements of a pending but not yet implemented RP, then the payment of surcharges is not required and “No” will be reflected in this column.  If the company’s current CBA with a plan does not yet satisfy the requirements of a pending but not yet implemented RP, then the payment of surcharges is required and “Yes” will be reflected in this column.

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/16	As of 12/31/15	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	4/26/14 to 11/7/20 (1)

Teamsters Pension Trust Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Implemented	N/A	7/31/16 to 7/20/20 (2)

New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red(3)	Red	Implemented	No	4/30/2017

Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	52-6043608-001	Yellow	Yellow	Implemented	N/A	3/1/2019

Minneapolis Food Distributing Industry Pension Plan	41-6047047-001	Green	Green	Implemented	N/A	8/8/2017

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

(3)	This fund has failed a Critical and Declining Notice, which is a new status under the MPRA.

The following table provides information about the company’s contributions to individually significant plans:

•	The “Sysco Contributions” columns provide contribution amounts based on Sysco’s fiscal years, which may not coincide with the plans’ fiscal years.

•
The “Sysco 5% of Total Plan Contributions” columns indicate whether Sysco was listed in the plan’s most recently filed Form 5500s as providing more than five percent of the total contributions to the plan, and the plan year-end is noted.

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2016	2015	2014	Year Ending 12/31/15	Year Ending 12/31/14
	(In thousands)
Western Conference of Teamsters Pension Plan	$24,684	$23,268	$21,893	No	No
Teamsters Pension Trust Fund of Philadelphia and Vicinity	2,375	2,233	1,977	No	No
N.Y. State Teamsters Conference Pension and Retirement Fund	1,496	1,455	1,444	No	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	2,237	2,068	1,874	No	Yes
Minneapolis Food Distributing Industry Pension Plan	2,996	3,073	3,214	Yes	Yes

For all of the plans noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

Other Postretirement Benefit Plans

In addition to the contributions to the defined benefit pension plans described above, Sysco also contributes to several multiemployer plans that provide other postretirement benefits based on obligations arising under collective bargaining agreements covering union-represented employees.  These plans may provide medical, pharmacy, dental, vision, mental health and other benefits to active employees and retirees as determined by the trustees of each plan.  Sysco contributed to these plans $25.9 million in fiscal 2016, $28.5 million in fiscal 2015 and $29.7 million in fiscal 2014.  There have been no significant changes that affect the comparability of fiscal 2016, fiscal 2015 and fiscal 2014 contributions.

16. SHAREHOLDERS' EQUITY
Accelerated Share Repurchase Program
On September 23, 2015, the company entered into a Master Confirmation and Supplemental Confirmation (collectively, the ASR Agreement) with Goldman, Sachs & Co. (Goldman) relating to an accelerated share repurchase program (the ASR Program). Pursuant to the terms of the ASR Agreement, Sysco agreed to repurchase $1.5 billion of its common stock from Goldman.
In connection with the ASR Program, the company paid $1.5 billion to Goldman on September 28, 2015, in exchange for 32,319,392 shares of the company’s outstanding common stock; however, the number of shares ultimately delivered to the company by Goldman was subject to adjustment based on the volume-weighted average share price of the company's common stock during the term of the ASR Agreement, less an agreed discount. All purchases under the ASR Program were completed on May 23, 2016, resulting in Sysco receiving an additional 2,396,788 shares from Goldman at settlement.
The receipt of 34,716,180 shares is included in Treasury stock and reduced the company's weighted average common shares outstanding for fiscal 2016. The adjustment feature, which was based on the volume-weighted average share price, was considered a forward contract indexed to Sysco's own common stock and met all of the applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument.

17.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	2016	2015	2014
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$949,622	$686,773	$931,533
Denominator:
Weighted-average basic shares outstanding	573,057,406	592,072,308	585,988,084
Dilutive effect of share-based awards	4,334,000	4,776,726	4,228,136
Weighted-average diluted shares outstanding	577,391,406	596,849,034	590,216,220
Basic earnings per share	$1.66	$1.16	$1.59
Diluted earnings per share	$1.64	$1.15	$1.58
The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,586,927, 2,400,000 and 2,100,000 for fiscal 2016, 2015 and 2014, respectively.
Dividends declared were $695.5 million, $705.5 million and $673.6 million in fiscal 2016, 2015 and 2014, respectively.  Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $174.1 million, $178.3 million and $171.6 million in fiscal 2016, 2015 and 2014, respectively.

18.  OTHER COMPREHENSIVE INCOME
     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. Comprehensive income was $514.7 million, $406.2 million and $735.8 million for fiscal 2016, 2015 and 2014, respectively.
A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$11,351	$4,359	$6,992
Amortization of actuarial loss (gain), net	Operating expenses	21,677	8,325	13,352
Total reclassification adjustments		33,028	12,684	20,344
Other comprehensive income before reclassification adjustments
Net actuarial (loss) gain, net arising in current year		(681,034)	(261,517)	(419,517)
Total comprehensive income before reclassification adjustments		(681,034)	(261,517)	(419,517)
Foreign currency translation:
Foreign currency translation adjustment	N/A	(39,080)	—	(39,080)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,543	4,432	7,111
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedge		(6,134)	(2,355)	(3,779)
Total other comprehensive loss		$(681,677)	$(246,756)	$(434,921)

		2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$11,279	$4,331	$6,948
Amortization of actuarial loss (gain), net	Operating expenses	19,437	7,464	11,973
Total reclassification adjustments		30,716	11,795	18,921
Other comprehensive income before reclassification adjustment
Prior service cost arising in the current year	N/A	(914)	(351)	(563)
Net actuarial (loss) gain, net arising in the current year	N/A	(61,221)	(23,509)	(37,712)
Total other comprehensive income before reclassification adjustments		(62,135)	(23,860)	(38,275)
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(232,185)	—	(232,185)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,305	3,189	5,116
Other comprehensive income before reclassification adjustments
Change in fair value of cash flow hedges	N/A	(55,374)	(21,263)	(34,111)
Total other comprehensive loss		$(310,673)	$(30,139)	$(280,534)

		2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$11,313	$4,343	$6,970
Amortization of actuarial loss (gain), net	Operating expenses	16,184	6,216	9,968
Total reclassification adjustments		27,497	10,559	16,938
Other comprehensive income before reclassification adjustments
Prior service cost arising in the current year		347	133	214
Net actuarial loss (gain) arising in the current year		(207,698)	(79,756)	(127,942)
Total other comprehensive income before reclassification adjustments		(207,351)	(79,623)	(127,728)
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(3,106)	—	(3,106)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	625	240	385
Other comprehensive income before reclassification adjustments
Change in fair value of cash flow hedge	N/A	(133,466)	(51,251)	(82,215)
Total other comprehensive loss		$(315,801)	$(120,075)	$(195,726)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swap, net of tax	Total
	(In thousands)
Balance as of June 29, 2013	$(575,167)	$137,558	$(9,328)	$(446,937)
Other comprehensive income before reclassification adjustments	(127,728)	(3,106)	(82,215)	(213,049)
Amounts reclassified from accumulated other comprehensive loss	16,938	—	385	17,323
Balance as of June 28, 2014	(685,957)	134,452	(91,158)	(642,663)
Other comprehensive income before reclassification adjustments	(38,275)	(232,185)	(34,111)	(304,571)
Amounts reclassified from accumulated other comprehensive loss	18,921	—	5,116	24,037
Balance as of June 27, 2015	(705,311)	(97,733)	(120,153)	(923,197)
Other comprehensive income before reclassification adjustments	(419,517)	(39,080)	(3,779)	(462,376)
Amounts reclassified from accumulated other comprehensive loss	20,344	—	7,111	27,455
Balance as of July 2, 2016	$(1,104,484)	$(136,813)	$(116,821)	$(1,358,118)

19.  SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock long-term incentive plans, a non-employee director plan and the Employees’ Stock Purchase Plan (ESPP).

Stock Incentive Plans
In November 2013, Sysco’s Long-term Incentive Plan (2013 Plan) was adopted and reserved up to 55,600,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 55,600,000 authorized shares, the full 55,600,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, Sysco has issued options and restricted stock units under the 2013 Plan. Vesting requirements for awards under the 2013 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2013 Plan are and will be no greater than ten years. As of July 2, 2016, there were 38,535,843 remaining shares authorized and available for grant in total under the 2013 Plan, of which the full 38,535,843 shares may be issued as options or stock appreciation rights, or as a combination of up to 13,964,784 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.
Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of July 2, 2016. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2013 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is seven years.
In November 2009, Sysco’s 2009 Non-Employee Directors Stock Plan (2009 NED Plan) was adopted and provides for the issuance of up to 750,000 shares of Sysco common stock as share-based awards to non-employee directors. The authorized shares may be granted as restricted stock, restricted stock units, elected shares or additional shares. Vesting requirements for awards under the 2009 NED Plan varies by individual grant and include either time-based vesting or vesting based on performance criteria. As of July 2, 2016, there were a total of 270,074 remaining shares authorized and available for grant under the 2009 NED Plan.

Stock Options
Sysco’s option awards are subject to graded vesting over a requisite service period with compensation cost recognized on a straight-line basis over the requisite service period over the duration of the award.
In addition, certain of Sysco’s options provide that the options continue to vest as if the optionee continued as an employee or director if the optionee meets certain age and years of service thresholds upon retirement. In these cases, Sysco will recognize compensation cost for such awards over the period from the grant date to the date the employee or director first becomes eligible to retire with the options continuing to vest after retirement.
The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. Expected dividend yield is estimated based on the historical pattern of dividends and the average stock price for the year preceding the option grant. Expected volatility is based on historical volatility of Sysco’s stock, implied volatilities from traded options on Sysco’s stock and other factors. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Sysco utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately in determining the expected life of awards for valuation purposes.
The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2016	2015	2014
Dividend yield	3.1%	3.2%	3.5%
Expected volatility	20.4%	20.7%	20.4%
Risk-free interest rate	2.0%	2.0%	2.1%
Expected life	7.2 years	7.3 years	7.2 years

The following summary presents information regarding outstanding options as of July 2, 2016 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 27, 2015	25,792,378	$31.28
Granted	4,367,764	40.63
Exercised	(8,154,705)	28.62
Forfeited	(756,775)	34.20
Expired	(20,334)	25.79
Outstanding as of July 2, 2016	21,228,328	$34.13	6.03	$352,493
Vested or expected to vest as of July 2, 2016	13,735,565	$35.94	7.19	$203,100
Exercisable as of July 2, 2016	7,305,776	$30.60	3.78	$147,080
The total number of employee options granted was 4,367,764, 4,497,954 and 5,575,645 in fiscal years 2016, 2015 and 2014, respectively.
During fiscal 2016, 1,495,351 and 2,872,413 options were granted to 8 executive officers and approximately 169 other key employees, respectively. During fiscal 2015, 1,286,533 and 3,211,421 options were granted to 6 executive officers and approximately 173 other key employees, respectively. During fiscal 2014, 2,159,698 and 3,415,947 options were granted to 11 executive officers and 167 other key employees, respectively.
The weighted average grant date fair value of options granted in fiscal 2016, 2015 and 2014 was $5.99, $5.78 and $4.64, respectively. The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $36.1 million, $21.6 million and $19.1 million, respectively.

Restricted Stock Units
During fiscal 2016, 2015 and 2014, restricted stock units of 1,257,889, 1,198,588 and 1,322,709 were granted to employees, respectively, the majority of which will vest ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the date of grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2016, 2015 and 2014 was $42.78, $37.59 and $33.39, respectively. The total fair value of restricted stock units vested during fiscal 2016, 2015 and 2014 was $43.4 million, $52.5 million and $39.4 million, respectively.

Non-Employee Director Awards
During fiscal 2016, 2015 and 2014, restricted awards of 43,362, 37,035 and 43,119 were granted to non-employee directors (NED's), respectively, that will vest over a one-year period. NED's may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2016, 2015 and 2014 was $40.59, $38.89 and $33.40, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2016, 2015 and 2014 was $1.6 million, $1.6 million and $1.4 million, respectively. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.
NED's may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations. As a result of such elections, a total of 25,185, 23,949 and 24,565 shares with a weighted-average grant date fair value of $39.31, $38.26 and $34.59 per share were issued in fiscal 2016, 2015 and 2014, respectively, in the form of fully vested common stock or deferred units. The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2016, 2015 and 2014 was $1.0 million, $0.9 million and $0.8 million, respectively. Common stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.
As of July 2, 2016, there were 103,137 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Non-vested Awards
The following summary presents information regarding outstanding non-vested awards as of July 2, 2016 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees and restricted awards granted to non-employee directors.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of June 27, 2015	2,697,654	$34.37
Granted	1,301,278	42.71
Vested	(1,335,552)	33.69
Forfeited	(130,659)	35.98
Non-vested as of July 2, 2016	2,532,721	$38.93

Employees’ Stock Purchase Plan
Sysco has an ESPP that permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares which may be sold pursuant to the ESPP may not exceed 79,000,000 shares, of which 9,935,892 remained available as of July 2, 2016.
During fiscal 2016, 1,275,765 shares of Sysco common stock were purchased by the participants, as compared to 1,243,275 shares purchased in fiscal 2015 and 1,315,535 shares purchased in fiscal 2014. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $6.04, $5.73 and $5.17 per share during fiscal 2016, 2015 and 2014, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

 All Share-Based Payment Arrangements
The total share-based compensation cost included in operating expenses in the consolidated results of operations was $79.5 million, $73.8 million and $74.3 million for fiscal 2016, 2015 and 2014, respectively. The total income tax benefit for share-based compensation arrangements was $30.7 million, $27.4 million and $28.1 million for fiscal 2016, 2015 and 2014, respectively.
As of July 2, 2016, there was $69.6 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 2.42 years.
Cash received from option exercises and purchases of shares under the ESPP was $282.4 million, $240.2 million and $255.6 million during fiscal 2016, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $42.5 million, $20.7 million and $16.6 million during fiscal 2016, 2015 and 2014, respectively.

20.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2016	2015	2014
	(In thousands)
U.S.	$1,225,142	$818,244	$1,287,371
Foreign	207,865	189,903	188,253
Total	$1,433,007	$1,008,147	$1,475,624

The income tax provision / (benefit) for each fiscal year consists of the following:

	2016	2015	2014
	(In thousands)
U.S. federal income taxes	$429,658	$285,807	$433,795
State and local income taxes	34,032	(2,737)	55,736
Foreign income taxes	19,695	38,304	54,560
Total	$483,385	$321,374	$544,091

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2016	2015	2014
	(In thousands)
Current	$385,183	$327,639	$574,760
Deferred	98,202	(6,265)	(30,669)
Total	$483,385	$321,374	$544,091

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	July 2, 2016	June 27, 2015
	(In thousands)
Deferred tax assets:
Net operating loss state tax carryforwards	$66,471	$47,958
Benefit on unrecognized tax benefits	12,842	16,270
Pension	453,394	264,780
Share-based compensation	43,698	42,569
Deferred compensation	38,840	35,573
Self-insured liabilities	67,050	65,617
Receivables	41,574	38,410
Inventory	24,138	68,186
Cash flow hedge	7,421	74,900
Foreign currency remeasurement losses and currency hedge	47,632	—
Other	29,550	29,667
Total deferred tax assets	832,610	683,930
Deferred tax liabilities:
Excess tax depreciation and basis differences of assets	346,900	381,875
Goodwill and intangible assets	254,202	224,943
Other	51,130	23,449
Total deferred tax liabilities	652,232	630,267
Total net deferred tax assets	$180,378	$53,663

The company’s net operating tax loss carryforwards as of July 2, 2016 and June 27, 2015 consisted primarily of state net operating tax loss carryforwards.  The state net operating tax loss carryforwards outstanding as of July 2, 2016 expire in fiscal years 2017 through 2035.  There were no valuation allowances recorded for the state tax loss carryforwards as of July 2, 2016 and June 27, 2015 because management believes it is more likely than not that these benefits will be realized based on utilization forecasts.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2016	2015	2014
U.S. statutory federal income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of any applicable federal income tax benefit	1.79	0.91	2.82
Foreign tax rate differential	(2.40)	(2.84)	(1.66)
Uncertain Tax Position (1)	(1.96)	—	—
Other	1.30	(1.19)	0.71
	33.73%	31.88%	36.87%
(1) Uncertain tax positions are included within "Other" for fiscal 2015 and 2014.

The effective tax rate of 33.7% for fiscal 2016 was favorably impacted by the favorable resolution of tax contingencies resulting in tax benefits of $29.6 million ($10.6 million in tax and $19.0 million in interest). Costs associated with the redemption of the senior notes that had been issued in contemplation of the proposed merger with US Foods and charges incurred from the revision to the Company's business technology strategy resulted in lower state taxes. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate of 31.9% for fiscal 2015 was favorably impacted by lower earnings in the U.S. primarily from the termination of the US Foods merger agreement, litigation costs, merger integration planning costs and interest expense attributable to the proposed merger of $693 million for the fiscal year. These costs were attributed to the company's U.S. earnings, which has the highest tax rate of all of the jurisdictions where it remits taxes. These losses created low levels of earnings in the U.S. and generated net operating losses in certain states, making the company's indefinitely reinvested earnings in its foreign operations a more predominant factor in its effective tax rate because those operations have lower tax rates. Additionally, Sysco made the decision to amend a prior U.S. tax return in order to maximize a foreign tax credit as opposed to a foreign tax deduction which also created benefit in our effective tax rate.

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

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2016	2015
	(In thousands)
Unrecognized tax benefits at beginning of year	$37,546	$49,180
Additions for tax positions related to prior years	142	797
Reductions for tax positions related to prior years	(12,932)	(8,001)
Reductions due to settlements with taxing authorities	(142)	(4,430)
Unrecognized tax benefits at end of year	$24,614	$37,546

As of July 2, 2016, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $14.9 million. As of June 27, 2015, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $33.4 million.  The expense recorded for interest and penalties related to unrecognized tax benefits in fiscal 2016 fiscal 2015 was not material.

If Sysco were to recognize all unrecognized tax benefits recorded as of July 2, 2016, approximately $16.9 million of the $24.6 million reserve would reduce the effective tax rate. If Sysco were to recognize all unrecognized tax benefits recorded as of June 27, 2015, approximately $27.7 million of the $37.5 million reserve would reduce the effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions.  In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring.  At this time, an estimate of the range of the reasonably possible change cannot be made.

Sysco's federal tax returns for 2006 and subsequent tax years have been audited and/or have statutes of limitations that remain open for audit.  As of July 2, 2016, Sysco’s tax returns in the majority of the state and local jurisdictions and Canada are no longer subject to audit for the years before 2009.  However, in Canada, the company remains open to transfer pricing adjustments back to 2003 for some entities.  Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been accrued for any adjustments that may result from those open years.

Other
Undistributed income of certain consolidated foreign subsidiaries at July 2, 2016 amounted to $1.2 billion, for which no deferred U.S. income tax provision has been recorded because Sysco intends to indefinitely reinvest such income in those foreign operations.  An estimate of any U.S. income or foreign withholding taxes that may be applicable upon actual or deemed repatriation is not practical due to the complexities associated with the hypothetical calculation.

21.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated.  The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable.  When probable and reasonably estimable, the losses have been accrued.  Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the company.  However, the final results of legal proceedings cannot be predicted with certainty, and if the company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the company’s current estimates of the range of potential losses, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of July 2, 2016, we had forward diesel fuel commitments totaling approximately $84.9 million through May 2017.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing.  A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2021.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.  Minimum amounts committed to as of July 2, 2016 totaled approximately $1.8 billion.  Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2017	$1,508,018
2018	318,231
2019	2,863
2020	2,863
2021	1,443

Sysco has contracts with various third party service providers to receive information technology services.  The services have been committed for periods up to fiscal 2019 and may be extended.  As of July 2, 2016, the total remaining cost of the services over that period is expected to be approximately $418.3 million.  A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources.  Certain agreements allow adjustments for inflation.  Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time.  If Sysco were to terminate all of the services in fiscal 2017, the estimated termination fees incurred in fiscal 2017 would be approximately $21.8 million.

22.  BUSINESS SEGMENT INFORMATION
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

The following tables set forth certain financial information for Sysco’s business segments:

	Fiscal Year
	2016	2015	2014
Sales:	(In thousands)
Broadline	$39,892,893	$38,652,211	$36,808,051
SYGMA	6,102,328	6,076,215	6,177,804
Other	5,919,611	5,270,518	4,678,954
Intersegment sales	(1,547,913)	(1,318,192)	(1,148,097)
Total	$50,366,919	$48,680,752	$46,516,712
Operating income:
Broadline	$2,831,742	$2,567,954	$2,426,908
SYGMA	27,656	20,521	38,048
Other	157,511	135,885	142,419
Total segments	3,016,909	2,724,360	2,607,375
Corporate expenses	(1,166,409)	(1,494,998)	(1,020,253)
Total operating income	1,850,500	1,229,362	1,587,122
Interest expense	306,146	254,807	123,741
Other expense (income), net	111,347	(33,592)	(12,243)
Earnings before income taxes	$1,433,007	$1,008,147	$1,475,624
Depreciation and amortization
Broadline	$265,849	$278,553	$296,267
SYGMA	31,792	29,753	28,164
Other	56,602	54,086	41,704
Total segments	354,243	362,392	366,135
Corporate	308,467	190,629	189,927
Total	$662,710	$553,021	$556,062
Capital Expenditures
Broadline	$142,607	$199,831	$276,314
SYGMA	31,811	36,948	34,671
Other	85,131	69,193	101,128
Total segments	259,549	305,972	412,113
Corporate	267,797	236,858	111,093
Total	$527,346	$542,830	$523,206

Assets:
Broadline	$7,778,300	$7,730,239	$8,611,776
SYGMA	541,796	512,044	513,587
Other	1,577,023	1,415,038	1,379,910
Total segments	9,897,119	9,657,321	10,505,273
Corporate	6,824,685	8,331,960	2,635,840
Total	$16,721,804	$17,989,281	$13,141,113

The sales mix for the principal product categories for each fiscal year is as follows:

	Fiscal Year
	2016	2015	2014
	(In thousands)
Fresh and frozen meats	$10,273,247	$10,080,290	$8,809,148
Canned and dry products	8,402,230	7,999,250	8,383,007
Frozen fruits, vegetables, bakery and other	6,719,648	6,339,537	6,196,362
Poultry	5,392,933	5,189,496	4,814,949
Dairy products	5,276,991	5,199,036	4,956,895
Fresh produce	4,156,978	3,828,298	3,725,108
Paper and disposables	3,557,514	3,507,007	3,438,074
Seafood	2,541,239	2,490,523	2,401,021
Beverage products	1,849,780	1,754,944	1,671,000
Janitorial products	1,251,821	1,102,855	1,050,187
Equipment and smallwares	593,595	661,254	678,454
Medical supplies	350,943	528,262	392,507
Total	$50,366,919	$48,680,752	$46,516,712

Information concerning geographic areas is as follows:

	Fiscal Year
	2016	2015	2014
	(In thousands)
Sales:
U.S.	$44,922,937	$43,146,591	$40,612,963
Canada	4,486,282	4,727,742	4,923,672
Other	957,700	806,419	980,077
Total	$50,366,919	$48,680,752	$46,516,712
Long-lived assets:
U.S.	$3,461,505	$3,519,610	$3,520,449
Canada	309,027	317,231	347,440
Other	109,910	145,302	117,729
Total	$3,880,442	$3,982,143	$3,985,618

23.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES
On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees. As of July 2, 2016, Sysco had a total of $7.4 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.
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

	Condensed Consolidating Balance Sheet
	Jul. 2, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$3,440,206	$3,813,524	$2,800,169	$—	$10,053,899
Investment in subsidiaries	6,484,258	224,138	(306,219)	(6,402,177)	—
Plant and equipment, net	429,890	1,587,702	1,862,850	—	3,880,442
Other assets	213,186	642,525	1,931,752	—	2,787,463
Total assets	$10,567,540	$6,267,889	$6,288,552	$(6,402,177)	$16,721,804
Current liabilities	$621,925	$111,728	$3,700,803	$—	$4,434,456
Intercompany payables (receivables)	(1,348,425)	2,097,508	(749,083)	—	—
Long-term debt	7,145,955	62,387	128,588	—	7,336,930
Other liabilities	878,834	248,493	268,097	—	1,395,424
Noncontrolling interest	—	—	75,386	—	75,386
Shareholders’ equity	3,269,251	3,747,773	2,864,761	(6,402,177)	3,479,608
Total liabilities and shareholders’ equity	$10,567,540	$6,267,889	$6,288,552	$(6,402,177)	$16,721,804

	Condensed Consolidating Balance Sheet
	June 27, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$4,894,387	$4,012,924	$2,586,993	$—	$11,494,304
Investment in subsidiaries	9,088,455	—	—	(9,088,455)	—
Plant and equipment, net	510,285	1,694,659	1,777,199	—	3,982,143
Other assets	371,802	522,566	1,618,466	—	2,512,834
Total assets	$14,864,929	$6,230,149	$5,982,658	$(9,088,455)	$17,989,281
Current liabilities	$5,851,364	$1,658,558	$1,889,693	$—	$9,399,615
Intercompany payables (receivables)	973,497	(1,996,915)	1,023,418	—	—
Long-term debt	2,154,923	10,121	106,781	—	2,271,825
Other liabilities	624,795	278,458	113,060	—	1,016,313
Noncontrolling interest	—	—	41,304	—	41,304
Shareholders’ equity	5,260,350	6,279,927	2,808,402	(9,088,455)	5,260,224
Total liabilities and shareholders’ equity	$14,864,929	$6,230,149	$5,982,658	$(9,088,455)	$17,989,281

	Condensed Consolidating Statement of Comprehensive Income
	Jul. 2, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$33,932,334	$18,112,973	$(1,678,388)	$50,366,919
Cost of sales	—	27,485,111	15,519,724	(1,678,388)	41,326,447
Gross profit	—	6,447,223	2,593,249	—	9,040,472
Operating expenses	944,457	3,857,415	2,388,100	—	7,189,972
Operating income (loss)	(944,457)	2,589,808	205,149	—	1,850,500
Interest expense (income)	381,122	(145,852)	70,876	—	306,146
Other expense (income), net	128,777	(1,876)	(15,554)	—	111,347
Earnings (losses) before income taxes	(1,454,356)	2,737,536	149,827	—	1,433,007
Income tax (benefit) provision	(490,579)	923,416	50,548	—	483,385
Equity in earnings of subsidiaries	1,913,399	—	—	(1,913,399)	—
Net earnings	949,622	1,814,120	99,279	(1,913,399)	949,622
Other comprehensive income (loss)	(434,921)	—	(149,875)	149,875	(434,921)
Comprehensive income	$514,701	$1,814,120	$(50,596)	$(1,763,524)	$514,701

	Condensed Consolidating Statement of Comprehensive Income
	June 27, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$32,626,221	$17,477,986	$(1,423,455)	$48,680,752
Cost of sales	—	26,572,257	14,980,434	(1,423,455)	40,129,236
Gross profit	—	6,053,964	2,497,552	—	8,551,516
Operating expenses	1,232,956	3,709,320	2,379,878	—	7,322,154
Operating income (loss)	(1,232,956)	2,344,644	117,674	—	1,229,362
Interest expense (income)	323,918	(108,233)	39,122	—	254,807
Other expense (income), net	(9,496)	(3,609)	(20,487)	—	(33,592)
Earnings (losses) before income taxes	(1,547,378)	2,456,486	99,039	—	1,008,147
Income tax (benefit) provision	(493,263)	783,066	31,571	—	321,374
Equity in earnings of subsidiaries	1,740,888	—	—	(1,740,888)	—
Net earnings	686,773	1,673,420	67,468	(1,740,888)	686,773
Other comprehensive income (loss)	(280,534)		(232,185)	232,185	(280,534)
Comprehensive income	$406,239	$1,673,420	$(164,717)	$(1,508,703)	$406,239

	Condensed Consolidating Statement of Comprehensive Income
	June 28, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$30,741,979	$16,979,494	$(1,204,761)	$46,516,712
Cost of sales	—	24,990,377	14,550,061	(1,204,761)	38,335,677
Gross profit	—	5,751,602	2,429,433	—	8,181,035
Operating expenses	804,177	3,520,577	2,269,159	—	6,593,913
Operating income (loss)	(804,177)	2,231,025	160,274	—	1,587,122
Interest expense (income)	232,140	(102,086)	(6,313)	—	123,741
Other expense (income), net	(7,434)	217	(5,026)	—	(12,243)
Earnings (losses) before income taxes	(1,028,883)	2,332,894	171,613	—	1,475,624
Income tax (benefit) provision	(379,369)	860,184	63,276	—	544,091
Equity in earnings of subsidiaries	1,581,047	—	—	(1,581,047)	—
Net earnings	931,533	1,472,710	108,337	(1,581,047)	931,533
Other comprehensive income (loss)	(195,726)	—	(3,106)	3,106	(195,726)
Comprehensive income	$735,807	$1,472,710	$105,231	$(1,577,941)	$735,807

	Condensed Consolidating Cash Flows
	Jul. 2, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(873,690)	$681,979	$2,124,853	$1,933,142
Investing activities	20,094	(212,270)	(408,652)	(600,828)
Financing activities	(2,485,444)	45,121	35,592	(2,404,731)
Effect of exchange rates on cash	—	—	(138,327)	(138,327)
Intercompany activity	1,864,385	(507,139)	(1,357,246)	—
Net increase (decrease) in cash and cash equivalents	(1,474,655)	7,691	256,220	(1,210,744)
Cash and cash equivalents at the beginning of period	4,851,075	26,378	252,591	5,130,044
Cash and cash equivalents at the end of period	$3,376,420	$34,069	$508,811	$3,919,300

	Condensed Consolidating Cash Flows
	June 27, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(359,239)	$2,363,836	$(449,113)	$1,555,484
Investing activities	(160,234)	(108,099)	(386,013)	(654,346)
Financing activities	3,832,479	(6,022)	71,105	3,897,562
Effect of exchange rates on cash	—	—	(81,702)	(81,702)
Intercompany activity	1,379,112	(2,251,109)	871,997	—
Net increase (decrease) in cash and cash equivalents	4,692,118	(1,394)	26,274	4,716,998
Cash and cash equivalents at the beginning of period	158,957	27,772	226,317	413,046
Cash and cash equivalents at the end of period	$4,851,075	$26,378	$252,591	$5,130,044

	Condensed Consolidating Cash Flows
	June 28, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(504,119)	$1,541,062	$455,872	$1,492,815
Investing activities	(51,290)	(171,979)	(353,569)	(576,838)
Financing activities	(919,627)	3,872	(103)	(915,858)
Effect of exchange rates on cash	—	—	642	642
Intercompany activity	1,426,402	(1,369,478)	(56,924)	—
Net increase (decrease) in cash and cash equivalents	(48,634)	3,477	45,918	761
Cash and cash equivalents at the beginning of period	207,591	24,295	180,399	412,285
Cash and cash equivalents at the end of period	$158,957	$27,772	$226,317	$413,046

24. QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended July 2, 2016 and June 27, 2015 is set forth below:

	Fiscal 2016 Quarter Ended
	September 26 (1)	December 26	March 26	July 2 (2), (3)	Fiscal Year (3)
	(In thousands except for per share data)
Sales	$12,562,611	$12,153,626	$12,002,791	$13,647,891	$50,366,919
Cost of sales	10,324,616	9,996,812	9,859,966	11,145,053	41,326,447
Gross profit	2,237,995	2,156,814	2,142,825	2,502,838	9,040,472
Operating expenses	1,744,521	1,724,231	1,765,207	1,956,013	7,189,972
Operating income	493,474	432,583	377,618	546,825	1,850,500
Interest expense	126,907	47,235	57,699	74,305	306,146
Other expense (income), net	(15,240)	(7,764)	(6,952)	141,303	111,347
Earnings before income taxes	381,807	393,112	326,871	331,217	1,433,007
Income taxes	137,387	120,713	109,735	115,550	483,385
Net earnings	$244,420	$272,399	$217,136	$215,667	$949,622
Per share:
Basic net earnings	$0.41	$0.48	$0.38	$0.38	$1.66
Diluted net earnings	0.41	0.48	0.38	0.38	1.64
Dividends declared	0.30	0.31	0.31	0.31	1.23
Market price — high/low	42-35	42-38	47-39	51-45	51-35

	Fiscal 2015 Quarter Ended
	September 27	December 27	March 28	June 27 (4)	Fiscal Year
	(In thousands except for per share data)
Sales	$12,445,081	$12,087,074	$11,746,659	$12,401,938	$48,680,752
Cost of sales	10,256,364	10,001,937	9,689,161	10,181,774	40,129,236
Gross profit	2,188,717	2,085,137	2,057,498	2,220,164	8,551,516
Operating expenses	1,723,104	1,769,691	1,730,190	2,099,169	7,322,154
Operating income	465,613	315,446	327,308	120,995	1,229,362
Interest expense	30,934	77,042	69,550	77,281	254,807
Other expense (income), net	(2,188)	2,207	(8,577)	(25,034)	(33,592)
Earnings before income taxes	436,867	236,197	266,335	68,748	1,008,147
Income taxes	158,054	78,218	89,380	(4,278)	321,374
Net earnings	$278,813	$157,979	$176,955	$73,026	$686,773
Per share:
Basic net earnings	$0.47	$0.27	$0.30	$0.12	$1.16
Diluted net earnings	0.47	0.27	0.30	0.12	1.15
Dividends declared	0.29	0.30	0.30	0.30	1.19
Market price — high/low	39-36	41-36	41-38	39-36	41-36

Percentage change — 2016 vs. 2015:
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
Sales	1%	1%	2%	10%	3%
Operating income	6	37	15	352	51
Net earnings	(12)	72	23	195	38
Basic net earnings per share	(13)	78	27	217	43
Diluted net earnings per share	(13)	78	27	217	43

(1) Sysco's first quarter of fiscal 2016 included a charge for $94.8 million in interest expense related to the redemption of senior notes. See Note 11 "Debt and Other Financing Arrangements".

(2) Sysco's fourth quarter of fiscal 2016 includes a remeasurement loss of $101.2 million in other expense (income), net due to the remeasurement of foreign cash held by Sysco for the Brakes Acquisition.

(3) Sysco’s fiscal year ends on the Saturday nearest to June 30th, which resulted in a 14-week quarter and 53-week year ending July 2, 2016 for fiscal 2016.

(4) Sysco fourth quarter of fiscal 2015 included a charge for termination payments totaling $312.5 million in operating expenses related to the merger that had been proposed with US Foods that did not occur.

25. SUBSEQUENT EVENTS

Brakes Acquisition and Hedging Transactions
On July 5, 2016, following the end of fiscal year 2016, Sysco closed the Brakes Acquisition. The aggregate enterprise value paid by Sysco in connection with the Brakes Acquisition was approximately £2.3 billion (approximately $3.1 billion based on exchange rates on July 5, 2016), and included the repayment of approximately $2.3 billion of the Brakes Group's then outstanding financial debt. The purchase price was paid primarily in cash from recent debt issuances and other cash on hand, and was subject to certain adjustments as provided in the Purchase Agreement. The Brakes Group is now wholly owned by Sysco.
In conjunction with the closing of the Brakes Acquisition, Sysco entered into various net investment hedge transactions and cross currency swap transactions in order to mitigate foreign exchange risk. Sysco designated Euro Notes issued in June 2016 and various intercompany notes as hedges of a portion of its net investment in Euro-denominated and Sterling-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates will be recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The company entered into various cross currency swaps to mitigate the risk of exchange rate changes when an intercompany loan is not in the functional currency of one of its subsidiaries. These have been designated as cash flow hedges with changes to be recorded within foreign currency translation adjustments within Accumulated other comprehensive income (loss). Additional cross currency swaps were entered into to create additional net investment hedges.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of July 2, 2016, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 51.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Director Compensation” and “Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2016 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV
Item 15.  Exhibits

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.All financial statements.  See Index to Consolidated Financial Statements on page 50 of this Form 10-K.

2.All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8. Financial Statements and Supplementary Data.
3.Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is hereby incorporated herein by reference, are filed or furnished as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of August 2016.

SYSCO CORPORATION
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ WILLIAM J. DELANEY	Chief Executive Officer
William J. DeLaney	(principal executive officer)

/s/ JOEL T. GRADE	Executive Vice President and Chief Financial Officer
Joel T. Grade	(principal financial and accounting officer)

DIRECTORS:

/s/ JOHN M. CASSADAY	/s/ JOSEPH A. HAFNER, JR.
John M. Cassaday	Joseph A. Hafner, Jr.

/s/ JUDITH B. CRAVEN	/s/ HANS-JOACHIM KOERBER
Judith B. Craven	Hans-Joachim Koerber

/s/ WILLIAM J. DELANEY	/s/ NANCY S. NEWCOMB
William J. DeLaney	Nancy S. Newcomb

/s/ JOSHUA D. FRANK	/s/ NELSON PELTZ
Joshua D. Frank	Nelson Peltz

/s/ LARRY C. GLASSCOCK	/s/ RICHARD G. TILGHMAN
Larry C. Glasscock	Richard G. Tilghman

/s/ JONATHAN GOLDEN	/s/ JACKIE M. WARD
Jonathan Golden	Jackie M. Ward

EXHIBIT INDEX

Exhibits.

2.1	—
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

4.3	—
Thirteenth Supplemental Indenture, including form of Initial Guarantee, dated February 17, 2012 between Sysco Corporation, as Issuer, the Trustee and the Initial Guarantors, incorporated by reference to Exhibit 4(o) to Registration Statement on Form S-3 filed on February 17, 2012 (File No. 1-6544).

4.4	—
Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.5	—
Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

4.6	—
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

10.7	—
Commercial Paper Dealer Agreement, dated as of February 13, 2015, between Sysco Corporation, as issuer, and BNY Mellon Capital Markets, LLC, as Dealer, incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 27, 2015 filed on August 25, 2015 (File No. 1-6544).

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

10.11	—
Master Confirmation dated September 23, 2015, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 26, 2015 filed on November 3, 2015 (File No. 1-6544).

10.12+	—
Supplemental Confirmation dated September 23, 2015, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 26, 2015 filed on November 3, 2015 (File No. 1-6544).

10.13†	—
Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.14†	—
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

10.16†	—
Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, effective June 29, 2013, incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.17†	—
2015-1 Amendment to the Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 27, 2015 filed on August 25, 2015 (File No. 1-6544).

10.18†	—
Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.19†	—
First Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.20†	—
Second Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.21†	—
Eleventh Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.22†	—
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

10.25†	—
First Amendment to the Amended and Restated Sysco Corporation MIP Retirement Program, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.26†	—	Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.27†
Amended and Restated Sysco Corporation Management Savings Plan, effective as of June 29, 2013, incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.28†	—
First Amendment to the Amended and Restated Sysco Corporation Management Savings Plan., incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.29†	—
2015-1 Amendment to the Amended and Restated Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended June 27, 2015 filed on August 25, 2015 (File No. 1-6544).

10.30†	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.31†	—
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

10.33†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form S-8 filed on November 15, 2013 (File No. 1-6544).
10.34†	—
Form of Stock Option Grant Agreement issued to executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.35†	—
Form of Stock Option Grant Agreement (Fiscal Year 2016) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 26, 2015 filed on February 2, 2016 (File No. 1-6544).

10.36†	—
Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.37 †	—
Form of Restricted Stock Unit Award Agreement (Fiscal Year 2016) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2015 filed on February 2, 2016 (File No. 1-6544).

10.38†
Form of Sysco Protective Covenants Agreement (RSU Grant) issued to executive officers in connection with a Restricted Stock Unit Award Agreement issued under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 16544).

10.39†	—
Sysco Corporation Fiscal 2016 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective August 20, 2015, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2015 filed on November 3, 2015 (File No. 1-6544).

10.40†	—
Sysco Corporation Fiscal Year 2016 Cash Performance Unit Program (Performance Period Fiscal 2016-2018) adopted effective August 20, 2015, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2015 filed on November 3, 2015 (File No. 1-6544).

10.41†	—	First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.42†	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed on October 8, 2009 (File No. 1-6544).

10.43†	—
Form of Fiscal Year 2014 Bonus Award under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 28, 2013 filed on November 5, 2013 (File No. 1-6544).

10.44†	—
Form of Fiscal Year 2015 Bonus Award under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014 filed on November 4, 2014 (File No. 1-6544).

10.45†	—
Description of Sysco Corporation's Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.46†#		Description of incentive and retention payments awarded to certain named executive officers.

10.47†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10.48†	—
Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.49†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.50†	—
Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.51†	—
Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.52†	—
Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.53†	—
First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.54†	—
Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.55†
Third Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.56†	—
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

10.58†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.59†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.60†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.61†	—
Letter Agreement dated as of April 1, 2015, between Sysco Corporation and Robert C. Kreidler, incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended June 27, 2015 filed on August 25, 2015 (File No. 1-6544).

10.62	—
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
The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended July 2, 2016 filed with the SEC on August 29, 2016, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of July 2, 2016 and June 27, 2015, (ii) Consolidated Results of Operations for  the periods ended July 2, 2016, June 27, 2015 and June 28, 2014, (iii) Consolidated Shareholders’ Equity for the periods ended July 2, 2016, June 27, 2015 and June 28, 2014, (iv) Consolidated Cash Flows for the periods ended July 2, 2016, June 27, 2015 and June 28, 2014, and (v) the Notes to Consolidated Financial Statements.

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