Form 10-Q
period 2016-10-01
SYSCO CORP
filed 2016-11-08
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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
Yes ☐     No ☑

546,931,309 shares of common stock were outstanding as of October 21, 2016.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Oct. 1, 2016	Jul. 2, 2016	Sep. 26, 2015
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$759,898	$3,919,300	$388,256
Accounts and notes receivable, less allowances of $41,246, $37,880, and $46,470	4,191,460	3,380,971	3,531,105
Inventories	3,025,811	2,639,174	2,841,361
Deferred income taxes	—	—	85,416
Prepaid expenses and other current assets	158,301	114,454	93,015
Prepaid income taxes	—	—	88,807
Total current assets	8,135,470	10,053,899	7,027,960
Plant and equipment at cost, less depreciation	4,418,524	3,880,442	3,961,299
Other long-term assets
Goodwill	3,815,674	2,121,661	1,981,390
Intangibles, less amortization	1,203,888	207,461	168,541
Deferred income taxes	198,867	207,320	—
Other assets	252,387	251,021	232,361
Total other long-term assets	5,470,816	2,787,463	2,382,292
Total assets	$18,024,810	$16,721,804	$13,371,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$6,834	$89,563	$51,806
Accounts payable	3,716,517	2,935,982	2,887,863
Accrued expenses	1,381,300	1,289,312	999,337
Accrued income taxes	252,681	110,690	—
Current maturities of long-term debt	9,218	8,909	31,810
Total current liabilities	5,366,550	4,434,456	3,970,816
Long-term liabilities
Long-term debt	7,843,517	7,336,930	3,004,618
Deferred income taxes	218,414	26,942	160,688
Other long-term liabilities	1,498,680	1,368,482	885,501
Total long-term liabilities	9,560,611	8,732,354	4,050,807
Commitments and contingencies
Noncontrolling interest	76,863	75,386	44,243
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,313,245	1,281,140	1,231,506
Retained earnings	9,159,866	9,006,138	8,816,245
Accumulated other comprehensive loss	(1,434,940)	(1,358,118)	(1,007,539)
Treasury stock at cost, 216,182,601, 205,577,484 and 169,052,528 shares	(6,782,560)	(6,214,727)	(4,499,702)
Total shareholders' equity	3,020,786	3,479,608	5,305,685
Total liabilities and shareholders' equity	$18,024,810	$16,721,804	$13,371,551
Note: The July 2, 2016 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended
	Oct. 1, 2016	Sep. 26, 2015
Sales	$13,968,654	$12,562,611
Cost of sales	11,276,735	10,324,616
Gross profit	2,691,919	2,237,995
Operating expenses	2,125,086	1,744,521
Operating income	566,833	493,474
Interest expense	73,623	126,907
Other expense (income), net	(7,216)	(15,240)
Earnings before income taxes	500,426	381,807
Income taxes	176,539	137,387
Net earnings	$323,887	$244,420

Net earnings:
Basic earnings per share	$0.58	$0.41
Diluted earnings per share	0.58	0.41

Average shares outstanding	555,437,764	596,698,935
Diluted shares outstanding	560,954,068	600,789,913

Dividends declared per common share	$0.31	$0.30

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended
	Oct. 1, 2016	Sep. 26, 2015
Net earnings	$323,887	$244,420
Other comprehensive income (loss):
Foreign currency translation adjustment	(89,553)	(87,229)
Items presented net of tax:
Gains and losses on cash flow hedges	1,770	1,676
Change in fair value of cash flow hedges	(319)	(3,778)
Amortization of prior service cost	1,752	1,715
Amortization of actuarial loss, net	8,790	3,275
Prior service cost arising in current year	738	—
Total other comprehensive income (loss)	(76,822)	(84,341)
Comprehensive income	$247,065	$160,079

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	13-Week Period Ended
	Oct. 1, 2016	Sep. 26, 2015
Cash flows from operating activities:
Net earnings	$323,887	$244,420
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	25,127	11,636
Depreciation and amortization	211,685	135,961
Amortization of debt issuance and other debt-related costs	6,560	6,161
Loss on extinguishment of debt	—	86,460
Deferred income taxes	11,374	124,631
Provision for losses on receivables	(440)	1,546
Other non-cash items	(6,829)	(4,511)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(136,097)	(211,035)
(Increase) in inventories	(149,759)	(162,867)
(Increase) decrease in prepaid expenses and other current assets	(12,657)	165
Increase in accounts payable	110,914	23,580
(Decrease) in accrued expenses	(259,698)	(470,409)
Increase in accrued income taxes	145,601	5,833
(Increase) in other assets	(17,066)	(10,354)
Increase (decrease) in other long-term liabilities	1,340	(38,419)
Excess tax benefits from share-based compensation arrangements	(5,268)	(4,280)
Net cash provided by (used for) operating activities	248,674	(261,482)
Cash flows from investing activities:
Additions to plant and equipment	(142,255)	(121,243)
Proceeds from sales of plant and equipment	4,261	1,506
Acquisition of businesses, net of cash acquired	(2,910,461)	(83,598)
Decrease in restricted cash	—	168,274
Net cash used for investing activities	(3,048,455)	(35,061)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	442,777	717,600
Other debt borrowings	1,201	4,148
Other debt repayments	(94,935)	(3,659)
Redemption of senior notes	—	(5,050,000)
Debt issuance costs	(2,846)	—
Cash received from termination of interest rate swap agreements	—	14,496
Proceeds from stock option exercises	32,307	54,768
Treasury stock purchases	(600,139)	—
Dividends paid	(173,292)	(179,037)
Excess tax benefits from share-based compensation arrangements	5,268	4,280
Net cash used for financing activities	(389,659)	(4,437,404)
Effect of exchange rates on cash and cash equivalents	30,038	(7,841)
Net decrease in cash and cash equivalents	(3,159,402)	(4,741,788)
Cash and cash equivalents at beginning of period	3,919,300	5,130,044
Cash and cash equivalents at end of period	$759,898	$388,256
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$118,426	$93,976
Income taxes	24,406	13,298

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

1.   BASIS OF PRESENTATION
The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 2, 2016 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the company's fiscal 2016 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.
On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group. This is further described in Note 4, "Acquisitions". This acquisition, combined with a change in how the chief operating decision maker assesses performance and allocates resources, resulted in a change in the company's segment reporting. This is further described in Note 13, "Business Segment Information".
Deferred taxes within the consolidated balance sheet for October 1, 2016, have been classified as long-term due to the adoption of an accounting pronouncement related to simplification in the presentation of deferred taxes. See Note 2, "Changes in Accounting" for additional information on these changes.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's fiscal 2016 Annual Report on Form 10-K. Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.
The interim financial information herein has been reviewed by Ernst & Young LLP, independent registered public accounting firm, in accordance with established professional standards and procedures for such a review. A Review Report of Independent Registered Public Accounting Firm has been issued by Ernst & Young LLP and is included as Exhibit 15.1 to this Form 10-Q.

2.  CHANGES IN ACCOUNTING
Simplification of Balance Sheet Classification of Deferred Taxes
In November 2015, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative, which is the FASB's effort to reduce the cost and complexity of certain aspects of U.S. GAAP. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The guidance does not change the existing requirement that only permits offsetting of deferred tax assets and deferred tax liabilities within a jurisdiction. The company early adopted this standard in the second quarter of fiscal 2016 on a prospective basis, as permitted by the ASU.

3.  NEW ACCOUNTING STANDARDS
Guidance in Presentation of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Invitees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. The guidance is effective for interim and annual periods beginning after December 15, 2017, which is fiscal 2019 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

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

4.  ACQUISITIONS
During the first 13 weeks of fiscal 2017, the company paid cash of $2.9 billion for acquisitions, net of cash acquired. Certain current year and prior year acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of October 1, 2016, aggregate contingent consideration outstanding was $20.7 million, of which $6.7 million was recorded as earnout liabilities.
Brakes Group
On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group, pursuant to an agreement for the sale and purchase of securities in the capital of the Brakes Group, dated as of February 19, 2016 (the Purchase Agreement), by and among Sysco, entities affiliated with Bain Capital Investors, LLC, and members of management of the Brakes Group (the Acquisition). Following the closing of the Acquisition, the Brakes Group became a wholly-owned subsidiary of Sysco.
The Brakes Group is a leading European foodservice business by revenue, supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to more than 50,000 foodservice customers ranging from large customers, including leisure, pub, restaurant, hotel and contract catering groups, to smaller customers, including independent restaurants, hotels, fast food outlets, schools and hospitals. Brakes Group businesses include: Brakes, Brakes Catering Equipment, Brake France, Country Choice, Davigel, Fresh Direct, Freshfayre, M&J Seafood, Menigo Foodservice, Pauley's, Wild Harvest and Woodward Foodservice. The Brakes Group has leading market positions in the U.K., France, and Sweden, in addition to a presence in Ireland, Belgium, Spain and Luxembourg. The principal reasons for the Acquisition was the ability to expand Sysco's footprint and infrastructure in Europe and profitably grow Sysco's business. These contributed to a purchase price that resulted in recognition of goodwill.
The assets, liabilities and operating results of the Brakes Group are reflected in the company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision until Sysco receives final information and other analysis during the measurement period. These include items such as finalizing valuation of acquired tangible and intangible assets and related tax attributes.
Total consideration has been determined to be as follows (in thousands):

Cash consideration paid, net of cash acquired	$626,442
Payment for Brakes outstanding financial debt	2,284,100
Total consideration paid, net of cash acquired	$2,910,542

The purchase price was allocated based on the company’s preliminary estimated fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Preliminary Purchase Price Allocation
Accounts receivable	$720,053
Inventory	248,031
Plant and equipment	540,928
Other assets	9,842
Goodwill and other intangibles (1)	2,860,179
Total assets	4,379,033
Accounts payable	(736,881)
Accrued expenses	(240,436)
Deferred tax liabilities	(213,614)
Other liabilities	(277,560)
Total consideration, net of cash acquired	$2,910,542

(1)
The excess purchase price of $1.7 billion was assigned to goodwill, none of which is deductible for income tax purposes. This goodwill has been assigned to the International Foodservice Operations reportable segment. Intangible assets added include customer relationships of $917.6 million with a weighted average life of 12 years and trademarks and trade names of $140.6 million that are indefinite lives assets. Amortization expense is being recognized on a straight line basis and for the first quarter of fiscal 2017 was $19.1 million.

The quarter ended October 1, 2016 includes the results of operations of the Brakes Group for the period from July 5, 2016 to October 1, 2016. The consolidated statement of operations for the quarter ended October 1, 2016 includes $1.3 billion of sales and $18.9 million of net earnings attributable to the Brakes Group. Sysco incurred debt in order to fund the Acquisition; however, the interest expense on that debt is not reflected within the earnings from operations attributable to the Brakes Group.
Unaudited Pro forma Results
The following table presents the company’s pro forma consolidated sales, earnings before income taxes, and net earnings for the quarter ended September 26, 2015. The unaudited pro forma results include the historical statements of operations information of the company and of Brakes Group, giving effect to the Acquisition and related financing as if they had occurred at the beginning of the period presented (in thousands, except per share data).

13-Week Period Ended
Sep. 26, 2015

Sales	$13,992,188
Income before Taxes	$369,579
Net Earnings	$236,091

Net earnings:
Basic earnings per common share	$0.40
Diluted earnings per common share	$0.39
The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Acquisition.

(i)	Additional amortization expense related to the fair value of intangible assets acquired.

(ii)	Additional depreciation expense related to the fair value of property and equipment acquired.

(iii)	The elimination of interest expense assuming the long-term debt paid off on behalf of the Brakes Group as of the Acquisition date had been retired as of June 28, 2015.

(iv)	The addition of interest expense incurred by Sysco due to the Acquisition of the Brakes Group.

(v)	The elimination of interest income from related party debt instruments issued to the Brakes Group prior to the Acquisition.

(vi)	The elimination of Brakes' minority interests, as the majority of the interests were repurchased before the Acquisition.

The unaudited pro forma results do not include any sales or cost reductions that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination or the nature and amount of any material, nonrecurring pro forma adjustments.
The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future consolidated operating results of the combined companies.
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

Sysco’s policy is to invest in only high-quality investments. Cash equivalents primarily include time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less. Restricted cash consists of investments in high-quality money market funds. Any derivative instruments described below are discussed further in Note 6, "Derivative Financial Instruments"
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value:

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

•
The interest rate swap agreements are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included as Level 2 measurements in the tables below.

•
The foreign currency swap agreements are valued using a swap valuation model that utilizes an income approach applying observable market inputs including interest rates, LIBOR swap rates for U.S. dollars, pound sterling and Euro currencies, and credit default swap rates.  These are included as Level 2 measurements in the tables below.

•	Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. These are included as Level 2 measurements in the tables below.

•	Fuel hedges are valued based on observable market transactions of forward commodity prices. These are included as Level 2 measurements in the tables below.

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

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of October 1, 2016, July 2, 2016 and September 26, 2015:

	Assets and Liabilities Measured at Fair Value as of Oct. 1, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$9,176	$43,270	$—	$52,446
Other assets
Interest rate swap agreements	—	18,935	—	18,935
Foreign currency swaps	—	3,979	—	3,979
Foreign currency forwards	—	873	—	873
Total assets at fair value	$9,176	$67,057	$—	$76,233

Liabilities:
Contingent consideration	$—	$—	$6,659	$6,659
Other long-term liabilities
Cross-currency swaps	—	3,184	—	3,184
Foreign currency swaps	—	10,695	—	10,695
Fuel hedges	—	618	—	618
Total liabilities at fair value	$—	$14,497	$6,659	$21,156

	Assets and Liabilities Measured at Fair Value as of Jul. 2, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$634,230	$43,270	$—	$677,500
Other assets
Interest rate swap agreements	—	36,805	—	36,805
Total assets at fair value	$634,230	$80,075	$—	$714,305

Liabilities:
Contingent consideration	$—	$—	$16,439	$16,439
Total liabilities at fair value	$—	$—	$16,439	$16,439

	Assets and Liabilities Measured at Fair Value as of Sep. 26, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$102,508	$62,131	$—	$164,639
Other assets
Interest rate swap agreement	—	8,219	—	8,219
Total assets at fair value	$102,508	$70,350	$—	$172,858

Liabilities:
Contingent consideration	$—	$—	$28,722	$28,722
Total liabilities at fair value	$—	$—	$28,722	$28,722

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities related to earnout agreements were as follows:

	13-Week Period Ended
	Oct. 1, 2016	Sep. 26, 2015
Unobservable Inputs:	(Weighted Average)
Probability of achieving payout targets	92.1%	93.2%
Discount Rate	8.3%	11.5%

A decrease in probabilities of achieving the targets or an increase in the discount rates would result in a lower fair value measurement. The fair value of contingent consideration for earnout agreements is reassessed quarterly, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount. Changes are reflected within Operating expense in the consolidated results of operations.
The following table provides the changes in fair value of the contingent consideration for earnout liabilities for the periods presented (in thousands):

	13-Week Period Ended
	Oct. 1, 2016	Sep. 26, 2015
Balance at the beginning of year	$16,439	$28,644
Contingent consideration liabilities recorded for business acquisitions	(142)	(125)
Payments	(9,537)	(75)
Currency translation	(101)	278
Balance as of the end of the quarter	$6,659	$28,722

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement. The fair value of total debt approximated $8.4 billion, $7.9 billion and $3.1 billion as of October 1, 2016, July 2, 2016 and September 26, 2015, respectively. The carrying value of total debt was $7.8 billion, $7.4 billion and $2.9 billion as of October 1, 2016, July 2, 2016 and September 26, 2015, respectively.

6.  DERIVATIVE FINANCIAL INSTRUMENTS
Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes.

Hedging of interest rate risk
Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of October 1, 2016 are below:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms
February 12, 2018	$500	5.25%	Six-month LIBOR	Every six months in arrears
April 1, 2019	$500	1.90%	Three-month LIBOR	Every three months in advance
October 1, 2020	$750	2.60%	Three-month LIBOR	Every three months in advance
July 15, 2021	$500	2.50%	Three-month LIBOR	Every three months in advance

Hedging of foreign currency risk
In the first quarter of fiscal 2017, Sysco entered into cross-currency swap contracts to hedge the foreign currency transaction risk of certain pound sterling-denominated intercompany loans with a total notional value of £234.2 million. Gains and losses from these swaps offset the changes in value of interest and principal payments as a result of changes in foreign exchange rates, which are recorded in other expense (income), net in the consolidated results of operations. The company recognizes the difference between the U.S. dollar interest payments received from the swap counterparty and the U.S. dollar equivalent of the pound sterling interest payments made to the swap counterparty in other expense (income), net on the consolidated results of operations. This difference varies over time and is driven by a number of market factors, including relevant interest rate differentials and foreign exchange rates. These swaps have been designated as cash flow hedges and mature in July 2021, at the same time as the related loans. There are no credit-risk-related contingent features associated with these swaps.
The company also entered into cross currency swap contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to earnings when the hedged net investment is either sold or substantially liquidated. Sysco also designated its Euro-denominated debt of €500 million issued in June 2016 as a net-investment hedge. The remeasurement gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
Sysco's operations in the United Kingdom and Sweden have inventory purchases denominated in currencies other than their functional currency such as Euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of these entities and these currencies. The company enters into foreign currency forward "swap" contracts to sell the applicable entity's functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company's foreign currency-denominated inventory purchases. These swap contracts are recorded at fair value on the balance sheet and within accumulated other comprehensive income. The amount of ineffectiveness, if any, is recorded in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transactions affect earnings, which is the period in which the company recognizes the sales associated with the specified foreign currency-denominated inventory purchases.

Hedging of fuel price risk
As a result of the Acquisition, Sysco acquired the Brakes Group fuel commodity swaps used to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have maturity dates extending into June 2017 and have been designated as cash flow hedges. These swap contracts are recorded at fair value on the balance sheet and within accumulated other comprehensive income. The amount of ineffectiveness, if any, is recorded in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transactions occur, which is when the fuel is expected to be procured.
The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of October 1, 2016, July 2, 2016 and September 26, 2015 are as follows:

		Derivative Fair Value
	Balance Sheet location	Oct. 1, 2016	Sep. 26, 2015	Jul. 2, 2016
		(In thousands)
Fair value hedges:
Interest rate swap agreements	Other assets	$18,935	$8,219	$36,805

Cash Flow Hedges:
Foreign currency forwards	Other assets	$873	$—	$—
Fuel hedges	Other long-term liabilities	618	—	—
Cross currency swaps	Other long-term liabilities	3,184	—	—

Net Investment Hedges:
Foreign currency swaps	Other assets	$3,979	$—	$—
Foreign currency swaps	Other long-term liabilities	10,695	—	—

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended October 1, 2016 and September 26, 2015 presented on a pretax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		13-Week Period Ended
		Oct. 1, 2016	Sep. 26, 2015
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(3,400)	$(1,997)
Amounts related to cash flow hedge relationships were not material. For fair value hedges of interest rate risk, hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. For cash flow hedges, hedge ineffectiveness is the lesser of the change in the fair value of the derivative compared to the change in the hedged transaction. Hedge ineffectiveness is recorded directly in earnings within interest expense for interest rate swaps, other income and expense, net for hedging of the foreign exchange risk on intercompany loans, cost of sales for foreign exchange risk on inventory purchases and operating expense for fuel hedging. All amounts were immaterial for the first quarter of fiscal 2017 and 2016. None of the instruments contain credit-risk-related contingent features.

7.  DEBT
Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. As of October 1, 2016, there was $442.8 million in outstanding commercial paper classified as long-term debt due to the underlying long-term revolving credit facility. This facility, in the amount of $1.5 billion, expired on December 29, 2018, but was subject to extension. During the first 13 weeks of 2017, aggregate outstanding commercial paper and short-term bank borrowings ranged from zero to approximately $694.3 million.

On November 2, 2016, the company's existing long-term revolving credit facility was terminated and a new facility in the amount of $2.0 billion was established. The new facility expires on November 2, 2021, but is subject to extension.

8.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Oct. 1, 2016	Sep. 26, 2015
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$323,887	$244,420
Denominator:
Weighted-average basic shares outstanding	555,437,764	596,698,935
Dilutive effect of share-based awards	5,516,304	4,090,978
Weighted-average diluted shares outstanding	560,954,068	600,789,913
Basic earnings per share	$0.58	$0.41
Diluted earnings per share	$0.58	$0.41
The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,056,000 and 4,500,000 for the first quarter of fiscal 2017 and fiscal 2016, respectively.

9.  OTHER COMPREHENSIVE INCOME
Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. Comprehensive income was $247.1 million and $160.1 million for the first quarter of fiscal 2017 and fiscal 2016, respectively.
A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Oct. 1, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,844	$1,092	$1,752
Amortization of actuarial loss (gain), net	Operating expenses	12,721	3,931	8,790
Prior service cost arising in current year	Operating expenses	738	—	738
Total reclassification adjustments		16,303	5,023	11,280
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(89,553)	—	(89,553)
Interest rate swaps:
Reclassification adjustments:
Gains and losses on cash flow hedges	Interest expense	2,873	1,103	1,770
Change in fair value of cash flow hedge	N/A	(319)	—	(319)
Total other comprehensive (loss) income		$(70,696)	$6,126	$(76,822)

		13-Week Period Ended Sep. 26, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,784	$1,069	$1,715
Amortization of actuarial loss (gain), net	Operating expenses	5,317	2,042	3,275
Total reclassification adjustments		8,101	3,111	4,990
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(87,229)	—	(87,229)
Interest rate swaps:
Reclassification adjustments:
Gains and losses on cash flow hedges	Interest expense	2,720	1,044	1,676
Change in fair value of cash flow hedges	N/A	(6,134)	(2,356)	(3,778)
Total other comprehensive (loss) income		$(82,542)	$1,799	$(84,341)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Oct. 1, 2016
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2016	$(1,104,484)	$(136,813)	$(116,821)	$(1,358,118)
Equity adjustment from foreign currency translation	—	(89,553)	—	(89,553)
Other comprehensive income before reclassification adjustments	—	—	—	—
Gains and losses on cash flow hedges	—	—	1,770	1,770
Change in fair value of cash flow hedges	—	—	(319)	(319)
Prior service cost arising in current year	738	—	—	738
Amortization of unrecognized prior service cost	1,752	—	—	1,752
Amortization of unrecognized net actuarial losses	8,790	—	—	8,790
Balance as of Oct. 1, 2016	$(1,093,204)	$(226,366)	$(115,370)	$(1,434,940)

	13-Week Period Ended Sep. 26, 2015
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2015	$(705,311)	$(97,733)	$(120,153)	$(923,197)
Other comprehensive income before reclassification adjustments	—	(87,229)	—	(87,229)
Gains and losses on cash flow hedges	—	—	1,676	1,676
Change in fair value of cash flow hedges	—	—	(3,778)	(3,778)
Amortization of unrecognized prior service cost	1,715	—	—	1,715
Amortization of unrecognized net actuarial losses	3,274	—	—	3,274
Balance as of Sep. 26, 2015	$(700,322)	$(184,962)	$(122,255)	$(1,007,539)

10.  SHARE-BASED COMPENSATION
Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employee Stock Purchase Plan (ESPP), and various non-employee director plans.

Stock Incentive Plans
In the first quarter of fiscal 2017, options to purchase 4,923,481 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first quarter of fiscal 2017 was $6.04.
In the first quarter of fiscal 2017, 802,854 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during the first quarter of fiscal 2017 was $52.19. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco's earnings per share compound annual growth rate and adjusted return on invested capital. In the first quarter of fiscal 2017, expense was recognized assuming on-target performance will be achieved.

Employee Stock Purchase Plan
Plan participants purchased 264,900 shares of common stock under the Sysco ESPP during the first quarter of fiscal 2017.
The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan was $7.61 during the first quarter of fiscal 2017. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements
The total share-based compensation cost that has been recognized in results of operations was $25.1 million and $11.6 million for the first quarter of fiscal 2017 and fiscal 2016, respectively.
As of October 1, 2016, there was $113.4 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.51 years.

11.  INCOME TAXES
Uncertain Tax Positions
As of October 1, 2016, the gross amount of unrecognized tax benefit and related accrued interest was $23.5 million and $14.4 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions challenged upon audit or because the company agrees to the disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rate
Sysco’s effective tax rate is reflective of the jurisdictions where the company has operations. The effective tax rates for the first quarter of fiscal 2017 and fiscal 2016 were 35.28% and 35.98%, respectively. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rate in both periods. The Acquisition contributed to a lower effective tax rate in the first quarter of fiscal 2017, as the Brakes Group's operations are taxed at a lower rate than Sysco's historical U.S. operations.  In the first quarter of fiscal 2017, Sysco experienced a reduction in the effective tax rate due to tax credits and lower tax rates from new tax laws in the United Kingdom. These were largely offset by one-time tax expenses related to the Acquisition primarily from non-deductible transaction costs.
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

13.  BUSINESS SEGMENT INFORMATION
The Acquisition, combined with a change in how the chief operating decision maker assesses performance and allocates resources, resulted in a change in Sysco's segment reporting. Sysco has aggregated certain of its operating companies into three reportable segments. "Other" financial information is attributable to the company's other operating segments that have not been aggregated into one of the three reporting segments.

•	U.S. Foodservice Operations - primarily includes U.S. broadline operations, custom-cut meat companies, FreshPoint (our specialty produce companies) and European Imports (a specialty import company);

•
International Foodservice Operations - includes broadline operations in Canada and Europe, including the Brakes Group, Bahamas, Mexico, Costa Rica and Panama, as well as a company that distributes to international customers;

•	SYGMA - our chain restaurant distribution subsidiary; and

•	Other - primarily our hotel supply operations and our Sysco Ventures platform, which includes our suite of technology solutions that help support the business needs of our customers.
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
The following tables set forth certain financial information for Sysco’s business segments. Prior year amounts have been reclassified to conform to the current year presentation and include the impact of a change in allocation between corporate and these segments that is not material but is consistent with management's assessment of segment performance in fiscal 2017.

	13-Week Period Ended
	Oct. 1, 2016	Sep. 26, 2015
Sales:	(In thousands)
U.S. Foodservice Operations	$9,481,115	$9,407,923
International Foodservice Operations	2,728,360	1,390,259
SYGMA	1,504,692	1,445,904
Other	254,487	318,525
Total	$13,968,654	$12,562,611

	13-Week Period Ended
	Oct. 1, 2016	Sep. 26, 2015
Operating income:	(In thousands)
U.S. Foodservice Operations	$745,231	$686,669
International Foodservice Operations	79,435	51,920
SYGMA	4,908	5,123
Other	8,001	10,770
Total segments	837,575	754,482
Corporate expenses	(270,742)	(261,008)
Total operating income	566,833	493,474
Interest expense	73,623	126,907
Other expense (income), net	(7,216)	(15,240)
Earnings before income taxes	$500,426	$381,807

	Oct. 1, 2016	July 2, 2016	Sep. 26, 2015
Assets:	(In thousands)
U.S. Foodservice Operations	$6,988,148	$6,870,159	$7,263,246
International Foodservice Operations	6,410,354	2,030,917	1,812,094
SYGMA	583,106	541,796	508,403
Other	433,895	469,830	429,226
Total segments	14,415,503	9,912,702	10,012,969
Corporate	3,609,307	6,809,102	3,358,582
Total	$18,024,810	$16,721,804	$13,371,551

14.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES
On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees. As of October 1, 2016, Sysco had a total of $7.8 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.
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

	Condensed Consolidating Balance Sheet
	Oct. 1, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$227,329	$4,043,517	$3,864,624	$—	$8,135,470
Investment in subsidiaries	7,324,607	260,252	758,353	(8,343,212)	—
Plant and equipment, net	394,254	1,566,905	2,457,365	—	4,418,524
Other assets	199,918	566,954	4,703,944	—	5,470,816
Total assets	$8,146,108	$6,437,628	$11,784,286	$(8,343,212)	$18,024,810
Current liabilities	$433,751	$2,138,099	$2,794,700	$—	$5,366,550
Intercompany payables (receivables)	(4,182,835)	(474,685)	4,657,520	—	—
Long-term debt	7,607,826	61,663	174,028	—	7,843,517
Other liabilities	1,032,296	156,272	528,526	—	1,717,094
Noncontrolling interest	—	—	76,863	—	76,863
Shareholders’ equity	3,255,070	4,556,279	3,552,649	(8,343,212)	3,020,786
Total liabilities and shareholders’ equity	$8,146,108	$6,437,628	$11,784,286	$(8,343,212)	$18,024,810

	Condensed Consolidating Balance Sheet
	July 2, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$3,440,206	$3,813,524	$2,800,169	$—	$10,053,899
Investment in subsidiaries	6,484,258	224,138	(306,219)	(6,402,177)	—
Plant and equipment, net	429,890	1,587,702	1,862,850	—	3,880,442
Other assets	213,186	642,525	1,931,752	—	2,787,463
Total assets	$10,567,540	$6,267,889	$6,288,552	$(6,402,177)	$16,721,804
Current liabilities	$621,925	$111,728	$3,700,803	$—	$4,434,456
Intercompany payables (receivables)	(1,348,425)	2,097,508	(749,083)	—	—
Long-term debt	7,145,955	62,387	128,588	—	7,336,930
Other liabilities	878,834	248,493	268,097	—	1,395,424
Noncontrolling interest	—	—	75,386	—	75,386
Shareholders’ equity	3,269,251	3,747,773	2,864,761	(6,402,177)	3,479,608
Total liabilities and shareholders’ equity	$10,567,540	$6,267,889	$6,288,552	$(6,402,177)	$16,721,804

	Condensed Consolidating Balance Sheet
	Sep. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$237,758	$4,252,595	$2,537,607	$—	$7,027,960
Investment in subsidiaries	9,473,425	—	—	(9,473,425)	—
Plant and equipment, net	512,397	1,662,227	1,786,675	—	3,961,299
Other assets	203,535	525,372	1,653,385	—	2,382,292
Total assets	$10,427,115	$6,440,194	$5,977,667	$(9,473,425)	$13,371,551
Current liabilities	$478,158	$1,105,347	$2,387,311	$—	$3,970,816
Intercompany payables (receivables)	1,041,230	(1,670,713)	629,483	—	—
Long-term debt	2,884,581	9,337	110,700	—	3,004,618
Other liabilities	715,169	271,194	59,826	—	1,046,189
Noncontrolling interest	—	—	44,243	—	44,243
Shareholders’ equity	5,307,977	6,725,029	2,746,104	(9,473,425)	5,305,685
Total liabilities and shareholders’ equity	$10,427,115	$6,440,194	$5,977,667	$(9,473,425)	$13,371,551

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Oct. 1, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,532,859	$5,880,712	$(444,917)	$13,968,654
Cost of sales	—	6,874,182	4,847,470	(444,917)	11,276,735
Gross profit	—	1,658,677	1,033,242	—	2,691,919
Operating expenses	217,903	957,964	949,219	—	2,125,086
Operating income (loss)	(217,903)	700,713	84,023	—	566,833
Interest expense (income)	68,889	(25,034)	29,768	—	73,623
Other expense (income), net	(14,891)	(224)	7,899	—	(7,216)
Earnings (losses) before income taxes	(271,901)	725,971	46,356	—	500,426
Income tax (benefit) provision	(95,921)	256,107	16,353	—	176,539
Equity in earnings of subsidiaries	499,868	—	—	(499,868)	—
Net earnings	323,888	469,864	30,003	(499,868)	323,887
Other comprehensive income (loss)	(76,822)	—	(214,625)	214,625	(76,822)
Comprehensive income	$247,066	$469,864	$(184,622)	$(285,243)	$247,065

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,524,550	$4,426,998	$(388,937)	$12,562,611
Cost of sales	—	6,912,169	3,801,384	(388,937)	10,324,616
Gross profit	—	1,612,381	625,614	—	2,237,995
Operating expenses	199,375	956,915	588,231	—	1,744,521
Operating income (loss)	(199,375)	655,466	37,383	—	493,474
Interest expense (income)	146,097	(39,983)	20,793	—	126,907
Other expense (income), net	(5,077)	(477)	(9,686)	—	(15,240)
Earnings (losses) before income taxes	(340,395)	695,926	26,276	—	381,807
Income tax (benefit) provision	(122,484)	250,417	9,454	—	137,387
Equity in earnings of subsidiaries	462,331	—	—	(462,331)	—
Net earnings	244,420	445,509	16,822	(462,331)	244,420
Other comprehensive income (loss)	(84,341)	—	(183,185)	183,185	(84,341)
Comprehensive income	$160,079	$445,509	$(166,363)	$(279,146)	$160,079

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Oct. 1, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(163,444)	$2,236,758	$(1,824,640)	$248,674
Investing activities	(22,729)	(19,426)	(3,006,300)	(3,048,455)
Financing activities	(225,668)	(7,492)	(156,499)	(389,659)
Effect of exchange rates on cash	—	—	30,038	30,038
Intercompany activity	(2,833,759)	(2,206,407)	5,040,166	—
Net increase (decrease) in cash and cash equivalents	(3,245,600)	3,433	82,765	(3,159,402)
Cash and cash equivalents at the beginning of period	3,376,412	34,072	508,816	3,919,300
Cash and cash equivalents at the end of period	$130,812	$37,505	$591,581	$759,898

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Sep. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(525,626)	$(317,193)	$581,337	$(261,482)
Investing activities	138,186	(13,083)	(160,164)	(35,061)
Financing activities	(4,445,507)	(800)	8,903	(4,437,404)
Effect of exchange rates on cash	—	—	(7,841)	(7,841)
Intercompany activity	59,403	329,064	(388,467)	—
Net increase (decrease) in cash and cash equivalents	(4,773,544)	(2,012)	33,768	(4,741,788)
Cash and cash equivalents at the beginning of period	4,851,074	26,377	252,593	5,130,044
Cash and cash equivalents at the end of period	$77,530	$24,365	$286,361	$388,256

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements as of July 2, 2016, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
Sysco’s results of operations are impacted by restructuring costs consisting of (1) severance charges, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations and (4) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred costs to convert to legacy systems. Our results of operations are also impacted by the following acquisition-related items: (1) intangible amortization expense (2) transaction costs and (3) integration costs. All acquisition-related costs in fiscal 2017 that have been excluded relate to the Brakes Group acquisition (the Acquisition). Fiscal 2016 acquisition-related costs, however, include (i) termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (ii) financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. These senior notes were redeemed in the first quarter of fiscal 2016, triggering a redemption loss of $86.5 million, and we incurred interest on these notes through the redemption date.  The Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. These fiscal 2017 and fiscal 2016 items are collectively referred to as "Certain Items."
Although Sysco has a history of growth through acquisitions, the Brakes Group is significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for the first quarter of fiscal 2017 to the same period in fiscal 2016. Also, given the significance of the Acquisition, management believes that presenting Sysco’s financial measures, excluding the Brakes Group operating results (including for this purpose Brakes financing costs, which are not included in the Brakes Group GAAP operating results and are also not Certain Items), enhances comparability of the period over period financial performance of Sysco’s legacy business and allows investors to more effectively measure Sysco’s progress against the financial goals under Sysco’s three year strategic plan.
More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Overview
Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located in America and Europe. The company has aggregated certain of its operating segments into three reportable segments as follows:

•	U.S. Foodservice Operations - primarily includes U.S. Broadline, custom-cut meat companies, FreshPoint (our specialty produce companies) and European Imports (a specialty import company);

•
International Foodservice Operations - includes broadline operations in Canada and Europe, including the Brakes Group, Bahamas, Mexico, Costa Rica and Panama, as well as a company that distributes to international customers;

•	SYGMA - our chain restaurant distribution subsidiary; and

•	Other - primarily our hotel supply operations and our Sysco Ventures platform, which includes our suite of technology solutions that help support the business needs of our customers.
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
Sysco's segments have changed in the first quarter of fiscal 2017, as discussed in Note 13, "Business Segment Information". Any segment results presented for the first quarter of fiscal 2016 have been reclassified to conform to the fiscal 2017 presentation.

Acquisition of the Brakes Group
On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group, pursuant to an agreement for the sale and purchase of securities in the capital of the Brakes Group, dated as of February 19, 2016 (the Purchase Agreement), by and among Sysco, entities affiliated with Bain Capital Investors, LLC, and members of management of the Brakes Group. Following the closing of the Acquisition, the Brakes Group became a wholly-owned subsidiary of Sysco.
The Brakes Group is a leading European foodservice business by revenue, supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to more than 50,000 foodservice customers. The Brakes Group has leading market positions in the U.K., France, and Sweden, in addition to a presence in Ireland, Belgium, Spain, and Luxembourg. The Acquisition significantly strengthens Sysco's position as the world's leading foodservice distributor and offers attractive opportunities for organic growth and future expansion in European markets.

Highlights
Sysco's results for the first quarter of fiscal 2017 reflect solid execution of our commercial initiatives that drove continued profit growth, despite softening restaurant demand. Sales increased primarily due to the Acquisition, partially offset by deflation. While the Brakes Group also contributed favorably to our results, excluding Brakes, we grew our gross profit at a faster rate than operating expenses due to (1) our profitable case growth, (2) our revenue management and category management activities, and (3) our improved expense management resulting from administrative cost reductions and productivity initiatives, and process enhancements, which improved our supply chain performance. Our net earnings and earnings per share, both including and excluding Certain Items, increased for the first quarter of fiscal 2017, as compared to the corresponding period in fiscal 2016, primarily due to these factors. A decrease in outstanding shares resulting from our share repurchases also favorably impacted our per-share amounts.

Comparisons of results from the first quarter of fiscal 2017 to the first quarter of fiscal 2016:

•	Sales:

◦	increased 11.2%, or $1.4 billion, to $14.0 billion;

◦	adjusted sales increased 1.0%, or $122.5 million to $12.7 billion excluding Brakes;

•	Operating income:

◦	increased 14.9%, or $73.4 million, to $566.8 million;

◦	adjusted operating income increased 23.8%, or $120.3 million, to $626.8 million;

◦	adjusted operating income increased 15.3%, or $77.6 million to $584.0 million excluding Brakes;

•	Net earnings:

◦	increased 32.5%, or $79.5 million, to $323.9 million;

◦	adjusted net earnings increased 20.7%, or $64.4 million, to $376.1 million;

◦	adjusted net earnings increased 12.8%, or $39.8 million to $351.6 million excluding Brakes;

•	Basic earnings per share and diluted earnings per share in the first quarter of fiscal 2017 were:

◦	both $0.58, a 41.5% increase from the comparable prior year amount of $0.41 per share;

◦	adjusted diluted earnings per share were $0.67 in the first quarter of fiscal 2017, a 28.8% increase from the comparable prior year amount of $0.52 per share; and

◦	adjusted diluted earnings per share were $0.63, a 21.2% increase from the comparable prior year amount of $0.52 per share excluding Brakes.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Our Annual Report on Form 10-K for the fiscal year ended July 2, 2016, contains a discussion of trends impacting our industry and Sysco and strategy. Our discussion herein provides updates to that discussion.

Trends

The uneven general economic environment is impacting our customers' business. There are some indications favoring increased long-term consumer demand, such as steadying unemployment levels, modest gross domestic product growth, increased consumer confidence and healthy momentum in the housing market. However, the restaurant industry, which represents approximately 60% of the foodservice market, is not currently experiencing the same level of growth we have experienced in recent quarters. Restaurant traffic continues to show year-over-year declines and restaurant spend has decelerated as well.

Impacting sales and gross profit, we experienced deflation at a rate of 2.2% for the first quarter of fiscal 2017 primarily in the center of the plate protein and dairy categories. We expect this deflation trend to continue into calendar 2017. Our deflation rate is a year-over-year measurement and, therefore, does not include the impact of Brakes' operations. In the first quarter of fiscal 2017, we issued our share-based compensation awards, which have historically been granted in the second quarter, which shifted the corresponding expense to the first quarter of fiscal 2017. This created a variance of $13.5 million as compared to the first quarter of fiscal 2016. We expect this variance will partially reverse in the second quarter of fiscal 2017. We benefited from lower fuel costs; however, we expect this cost to become comparable with the prior year during the second quarter of fiscal 2017.

Our Brakes Group operations contributed approximately $0.04 per share to our consolidated earnings per share for the first quarter of fiscal 2017. The Brakes Group's business experiences some seasonality, with stronger performance in the first half of our fiscal year. As a result, we do not expect the same accretion each quarter; however, we continue to believe this acquisition will be modestly accretive to earnings per share by low to mid-single digits on a cents per share basis through the end of fiscal 2017 on a GAAP basis and high-single digits excluding Certain Items applicable to the Brakes Group, with acceleration in fiscal 2018 and beyond. Certain Items primarily include intangible amortization related to the Acquisition. Based on our preliminary purchase price allocation, this intangible amortization is estimated to be $19.1 million per quarter in fiscal 2017.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Oct. 1, 2016	Sep. 26, 2015
Sales	100.0%	100.0%
Cost of sales	80.7	82.2
Gross profit	19.3	17.8
Operating expenses	15.2	13.9
Operating income	4.1	3.9
Interest expense	0.5	1.0
Other expense (income), net	(0.1)	(0.1)
Earnings before income taxes	3.6	3.0
Income taxes	1.3	1.1
Net earnings	2.3%	1.9%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sales	11.2%
Cost of sales	9.2
Gross profit	20.3
Operating expenses	(21.8)
Operating income	14.9
Interest expense	42.0
Other expense (income), net (1)	(52.7)
Earnings before income taxes	31.1
Income taxes	28.5
Net earnings	32.5%
Basic earnings per share	41.5%
Diluted earnings per share	41.5
Average shares outstanding	(6.9)
Diluted shares outstanding	(6.6)

(1) Other expense (income), net was income of $7.2 million in the first quarter of fiscal 2017 and income of $15.2 million in the first quarter of fiscal 2016.

The following represents our results by reportable segments which also demonstrates the impact of Brakes results:

	13-Week Period Ended Oct. 1, 2016
	U.S. Foodservice Operations	International Foodservice Operations	Brakes	International Foodservice Operations Excluding Brakes (Non-GAAP)	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,481,115	$2,728,360	$1,283,524	$1,444,836	$1,504,692	$254,487	$—	$13,968,654
Sales increase (decrease)	0.8%	96.2%	NM	3.9%	4.1%	(20.1)%		11.2%
Percentage of total	67.9%	19.5%	9.2%	10.3%	10.8%	1.8%		100.0%

Operating income	$745,231	$79,435	$20,208	$59,227	$4,908	$8,001	$(270,742)	$566,833
Operating income increase (decrease)	8.5%	53.0%	NM	16.8%	(4.2)%	(25.7)%		—
Percentage of total	89.0%	9.5%	2.4%	7.1%	0.6%	1.0%		100.0%
Operating income as a percentage of sales	7.9%	2.9%	1.6%	4.1%	0.3%	3.1%		4.1%
NM represent that the percentage change is not meaningful.

	13-Week Period Ended Sep. 26, 2015
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,407,923	$1,390,259	$1,445,904	$318,525	$—	$12,562,611
Percentage of total	74.9%	11.1%	11.5%	2.5%		100.0%

Operating income	$686,669	$51,920	$5,123	$10,770	$(261,008)	$493,474
Percentage of total	91.0%	6.9%	0.7%	1.4%		100.0%
Operating income as a percentage of sales	7.3%	3.7%	0.4%	3.4%		3.9%

In first quarter of fiscal 2017 the U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 87.4% of Sysco’s overall sales and 98.5% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Oct. 1, 2016	13-Week Period Ended Sep. 26, 2015	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$9,481,115	$9,407,923	$73,192	0.8%
Gross profit	1,913,115	1,834,354	78,761	4.3
Operating expenses	1,167,884	1,147,685	20,199	1.8
Operating income	$745,231	$686,669	$58,562	8.5%

Gross profit	$1,913,115	$1,834,354	$78,761	4.3%
Adjusted operating expenses (Non-GAAP)	1,167,884	1,146,813	21,071	1.8
Adjusted operating income (Non-GAAP)	$745,231	$687,541	$57,690	8.4%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	1.8%	$166.0
Acquisitions	0.4	35.2
Other	(1.6)	(150.3)
Total sales increase	0.6%	$50.9
(1) Excludes volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations are included within "Other".

Sales for the first quarter of fiscal 2017 were 0.8% higher than the first quarter of fiscal 2016.  The largest driver of the increase was case volume growth from our U.S. Broadline operations, which improved 1.8% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, and included a 1.9% improvement in locally managed customer case growth. Partially offsetting this growth was the impact of product cost deflation in our U.S. Broadline operations for the first quarter of fiscal 2017.

Gross profit dollars increased 4.3% in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, and gross margin, which is gross profit as a percentage of sales, was 20.18% in the first quarter of fiscal 2017, an improvement of 68 basis points from the gross margin of 19.50% in the first quarter of fiscal 2016.  These results reflect the ongoing category management efforts, revenue management, higher sales of Sysco branded products to local customers and effective management of deflation. Our Sysco brand sales to local customers aided gross margin by approximately 38 basis points for the first quarter of fiscal 2016. The change in product costs, an internal measure of inflation or deflation, for the first quarter of fiscal 2017 for our U.S. Broadline operations was deflation of 1.8%. Deflation in the first quarter of fiscal 2017 has occurred primarily in the center of the plate proteins and dairy categories. We believe effective management of this deflationary environment is favorably impacting our gross profit dollar growth.

Operating expenses for the first quarter of fiscal 2017 increased 1.8%, or $20.2 million, compared to the first quarter of fiscal 2016. The increase in operating expenses for the first quarter of fiscal 2017 resulted primarily from expenses attributable to higher case volumes, partially offset by reduced expenses in indirect spend and fuel costs. Indirect spend includes costs such as fleet maintenance and supplies.

Cost per case is an important metric management uses to measure our expense performance. This metric is calculated by dividing the total operating expense of our U.S. Broadline companies by the number of cases sold. Adjusted cost per case is calculated similarly; however, the operating expense component excludes Certain Items applicable to these companies, prior to dividing by the number of cases sold. Our U.S. Broadline operations represent approximately 90% of the U.S. Foodservice Operations segment's sales and nearly 85% of its operating expenses. We seek to grow our sales and reduce our costs on a per case basis. Our cost per case and adjusted cost per case decreased $0.04 per case in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016.  The first quarter decrease included a $0.04 benefit per case specific to lower fuel prices. Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for the first quarter of fiscal 2017. The decreases reflect progress in productivity improvements and cost reductions in our supply chain including reduced indirect spend, fuel costs and administrative expense.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Oct. 1, 2016	13-Week Period Ended Sep. 26, 2015	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$2,728,360	$1,390,259	$1,338,101	96.2%
Gross profit	598,406	245,462	352,944	143.8
Operating expenses	518,971	193,542	325,429	168.1
Operating income	$79,435	$51,920	$27,515	53.0%

Gross profit	$598,406	$245,462	$352,944	143.8%
Adjusted operating expenses (Non-GAAP)	494,793	192,299	302,494	157.3
Adjusted operating income (Non-GAAP)	$103,613	$53,163	$50,450	94.9%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	1.3%	$18.8
Acquisitions	94.9	1,340.1
Foreign currency	—	(0.3)
Other	(1.4)	(20.0)
Total sales increase	94.8%	$1,338.6

Sales for the first quarter of fiscal 2017 were $1.34 billion higher than the first quarter of fiscal 2016, primarily due to the Brakes Group, which added $1.28 billion.  Gross profit dollars increased by $352.9 million in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, primarily attributable to the Brakes Group, which added $343.1 million. Operating expenses for the first quarter of fiscal 2017 increased $325.4 million, compared to the first quarter of fiscal 2016, with $322.8 million added from the Brakes Group.  Certain Items applicable to this segment include acquisition-related costs for the Acquisition and restructuring costs within our Canadian operations and the Brakes Group. Operating expenses and adjusted operating expenses for the first quarter of fiscal 2017 increased $325.4 million and $302.5 million, respectively, as compared to the first quarter of fiscal 2016. The Brakes Group's performed reasonably well in the United Kingdom amidst a challenging environment, and performance in France and Sweden was strong. Operating income increased by $27.5 million, or 53.0%. Excluding the Brakes Group, non-GAAP operating income increased 14.4%% primarily from managing costs effectively in Canada within a deflationary and soft market environment. Our joint ventures in Costa Rica and Mexico also experienced improved operating income performance.

Results of SYGMA and Other Segment

For SYGMA, sales were 4.1% higher in the first quarter of fiscal 2017 than in the first quarter of fiscal 2016, primarily from case growth.  Case growth was primarily due to increased volume from existing customers, with additional new business also contributing to the growth. Operating income decreased by $0.2 million in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016.  Operating expenses increased at a greater rate than gross profit in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016 due to increased transportation expenses.  SYGMA is making progress against its key business initiatives consistent with the increased sales growth.

For the operations that are grouped within Other, operating income decreased 25.7%, or $2.8 million. These decreases are largely the result of expenses for businesses in the early stage of operations in this segment, partially offset by higher earnings from our hotel lodging supply operations.

Corporate Expenses

Corporate expenses in the first quarter of 2017 increased $9.7 million, or 3.7%, as compared to the first quarter of fiscal 2016. We shifted the grants of our share-based compensation awards, traditionally issued in the second quarter, to the first quarter, which shifted expense to the first quarter of fiscal 2017. This created a variance of $13.5 million as compared to the first quarter of fiscal 2016. We expect this variance will partially reverse in the second quarter of fiscal 2017. This increase was partially offset by reduced business technology costs and lower management incentive accruals.

Included in corporate expenses are Certain Items that totaled $35.8 million in the first quarter fiscal 2017, as compared to $10.9 million in the first quarter of fiscal 2016. Certain Items impacting the first quarter of fiscal 2017 were primarily expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred costs of $28.2 million to convert to legacy systems. We incurred $7.6 million related to severance charges, professional fees on 3-year financial objectives, and project costs to convert to legacy systems in conjunction with our revised business technology strategy. Certain Items for the first quarter of fiscal 2016 primarily related to termination costs in connection with the merger that had been proposed with US Foods.

Interest Expense

Interest expense decreased $53.3 million for the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, due to Certain Item interest costs specific to the first quarter of fiscal 2016, partially offset by higher relative debt levels in the first quarter of fiscal 2017. The first quarter of fiscal 2016 included a loss of $86.5 million in connection with the redemption of the notes issued in fiscal 2015 to fund the merger that was proposed with US Foods. These items, along with interest expense incurred in fiscal 2016 through the date the senior notes were redeemed, are included in our Certain Items. Our interest expense increased $41.6 million , excluding Certain Items, for the first quarter of fiscal 2017 from the first quarter of fiscal 2016 due to higher debt balances from senior notes that were issued in fiscal 2016.

 Net Earnings

Net earnings increased 32.5% in the first quarter of fiscal 2017 from the first quarter of the prior year due primarily to the items noted above and a lower effective tax rate. Items impacting our income taxes are discussed in Note 11, "Income Taxes". Adjusted net earnings increased 20.7% in the first quarter of fiscal 2017 primarily from gross profit growth, strong expense management and the results of the Brakes Group.

Earnings Per Share

Basic and diluted earnings per share in the first quarter of fiscal 2017 were both $0.58, a 41.5% increase from the comparable prior period amounts of $0.41 per share. Adjusted diluted earnings per share in the first quarter of fiscal 2017 were $0.67, a 28.8% increase from the comparable prior period amount of $0.52 per share. These results were primarily from the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our share repurchases in fiscal 2016 and in the first quarter of fiscal 2017, which generated an approximate year over year impact of $0.02 per share benefit for the first quarter of fiscal 2017, net of interest expense associated with the debt issued to repurchase the shares.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by restructuring costs consisting of (1) severance charges, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations and (4) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred costs to convert to legacy systems. Our results of operations are also impacted by the following acquisition-related items: (1) intangible amortization expense (2) transaction costs and (3) integration costs. All acquisition-related costs in fiscal 2017 that have been excluded relate to the Acquisition. Fiscal 2016 acquisition-related costs, however, include (i) termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (ii) financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. These senior notes were redeemed in the first quarter of fiscal 2016, triggering a redemption loss of $86.5 million, and we incurred interest on these notes through the redemption date.  The Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. These fiscal 2017 and fiscal 2016 items are collectively referred to as "Certain Items."

Management believes that adjusting its operating expenses, operating income, operating margin as a percentage of sales, interest expense, net earnings and diluted earnings per share to remove these Certain Items provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company's underlying operations and facilitates comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated, and which as a result, are difficult to include in analysts' financial models and our investors' expectations with any degree of specificity.

Although Sysco has a history of growth through acquisitions, the Brakes Group is significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for the first quarter of fiscal 2017 to the same period in fiscal 2016. Also, given the significance of the Acquisition, management believes that presenting Sysco’s financial measures, excluding the Brakes Group operating results (including for this purpose Brakes financing costs, which are not included in the Brakes Group GAAP operating results and are also not Certain Items), enhances comparability of the period over period financial performance of Sysco’s legacy business and allows investors to more effectively measure Sysco’s progress against the financial goals under Sysco’s three year strategic plan.

Set forth below is a reconciliation of sales, operating expenses, operating income, interest expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented. Individual components of diluted earnings per share may not add to the total presented due to rounding.  Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	13-Week Period Ended Oct. 1, 2016	13-Week Period Ended Sep. 26, 2015	13-Week Period Change in Dollars	13-Week Period % Change (3)
	(In thousands, except for share and per share data)
Sales	$13,968,654	$12,562,611	$1,406,043	11.2%
Impact of Brakes	(1,283,524)	—	(1,283,524)	NM
Sales excluding the impact of Brakes (Non-GAAP)	$12,685,130	$12,562,611	$122,519	1.0%

Operating expenses (GAAP)	$2,125,086	$1,744,521	$380,565	21.8%
Impact of restructuring costs (1)	(38,285)	(3,189)	(35,096)	NM
Impact of acquisition-related costs (2)	(21,710)	(9,816)	(11,894)	121.2%
Operating expenses adjusted for certain items (Non-GAAP)	$2,065,091	$1,731,516	$333,575	19.3%
Impact of Brakes	$(322,843)	$—	$(322,843)	NM
Impact of Brakes restructuring costs (3)	3,074	—	3,074	NM
Impact of Brakes acquisition-related costs (2)	19,498	—	19,498	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$1,764,820	$1,731,516	$33,304	1.9%

Operating income (GAAP)	$566,833	$493,474	$73,359	14.9%
Impact of restructuring costs (1)	38,285	3,189	35,096	NM
Impact of acquisition-related costs (2)	21,710	9,816	11,894	121.2%
Operating income adjusted for certain items (Non-GAAP)	$626,828	$506,479	$120,349	23.8%
Impact of Brakes	$(20,208)	$—	$(20,208)	NM
Impact of Brakes restructuring costs (3)	(3,074)	—	(3,074)	NM
Impact of Brakes acquisition-related costs (2)	(19,498)	—	(19,498)	NM
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$584,048	$506,479	$77,569	15.3%

Operating margin (GAAP)	4.06%	3.93%	0.13%	3.3%

Operating margin (Non-GAAP)	4.49%	4.03%	0.46%	11.3%

Operating margin excluding Certain Items and Brakes (Non-GAAP)	4.60%	4.03%	0.57%	14.2%

Interest expense (GAAP)	$73,623	$126,907	$(53,284)	(42.0)%
Impact of acquisition financing costs (4)	—	(94,835)	94,835	(100.0)%
Interest expense adjusted for certain items (Non-GAAP)	$73,623	$32,072	$41,551	129.6%

Net earnings (GAAP)	$323,887	$244,420	$79,467	32.5%
Impact of restructuring costs (1)	38,285	3,189	35,096	NM
Impact of acquisition-related costs (2)	21,710	9,816	11,894	121.2%
Impact of acquisition financing costs (4)	—	94,835	(94,835)	(100.0)%
Tax impact of restructuring costs (5)	(3,593)	(1,198)	(2,395)	199.9%
Tax impact of acquisition-related costs (5)	(4,169)	(3,688)	(481)	13.0%
Tax impact of acquisition financing costs (5)	—	(35,632)	35,632	(100.0)%
Net earnings adjusted for certain items (4)	$376,120	$311,742	$64,378	20.7%
Impact of Brakes	$(18,852)	$—	$(18,852)	NM
Impact of Brakes restructuring costs (3)	(2,446)	—	(2,446)	NM
Impact of Brakes acquisition-related costs (2)	(15,514)	—	(15,514)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	19,735	—	19,735	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(7,460)	—	(7,460)	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$351,583	$311,742	$39,841	12.8%

Diluted earnings per share (GAAP)	$0.58	$0.41	$0.17	41.5%
Impact of restructuring costs (1)	0.07	—	0.07	NM
Impact of acquisition-related costs (2)	0.04	0.02	0.02	144.8%
Impact of acquisition financing costs (4)	—	0.16	(0.16)	(100.0)%
Tax impact of restructuring costs (5)	(0.01)	—	(0.01)	NM
Tax impact of acquisition-related costs (5)	(0.01)	(0.01)	—	62.9%
Tax impact of acquisition financing costs (5)	—	(0.06)	0.06	(100.0)%
Diluted EPS adjusted for certain items (Non-GAAP) (7)	$0.67	$0.52	$0.15	28.8%
Impact of Brakes	$(0.03)	$—	$—	NM
Impact of Brakes restructuring costs (3)	(0.01)	—	—	NM
Impact of Brakes acquisition-related costs (2)	(0.02)	—	—	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	0.03	—	—	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(0.01)	—	—	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP) (7)	$0.63	$0.52	$0.11	21.2%

(1) Includes $28 million in accelerated depreciation associated with our revised business technology strategy and $10 million related to severance charges, professional fees on 3-year financial objectives, restructuring expenses within our Brakes Group operations and costs to convert to legacy systems in conjunction with our revised business technology strategy.

(2) Fiscal 2017 Includes $19 million related to intangible amortization expense from the Acquisition, which is included in the results of Brakes and $2 million in transaction costs. Fiscal 2016 includes US Foods merger termination costs.

(3) Includes Brakes Acquisition restructuring charges.

(4) Includes US Foods financing costs applicable to fiscal 2016.

(5) The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred. The adjustments also include $7 million in non-deductible transaction costs and $4 million in other one-time costs related to the Acquisition.

(6) Sysco Corporation issued debt to fund the Acquisition. The interest expense arising from the debt issued is attributed to the incremental impact of Brakes operating results, even though it is not a direct obligation of the Brakes Group and is not considered a Certain Item.

(7) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

NM represent that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented:

	13-Week Period Ended Oct. 1, 2016	13-Week Period Ended Sep. 26, 2015	13-Week Period Ended Change in Dollars	13-Week Period % Change
U.S. FOODSERVICE OPERATIONS
Sales (GAAP)	$9,481,115	$9,407,923	$73,192	0.8%
Gross Profit (GAAP)	1,913,115	1,834,354	78,761	4.3%
Gross Margin (GAAP)	20.2%	19.5%	0.7%	3.5%

Operating expenses (GAAP)	$1,167,884	$1,147,685	$20,199	1.8%
Impact of restructuring costs	—	(873)	873	NM
Operating expenses adjusted for certain items (Non-GAAP)	$1,167,884	$1,146,813	$21,071	1.8%

Operating income (GAAP)	$745,231	$686,669	$58,562	8.5%
Impact of restructuring costs	—	873	(873)	NM
Operating income adjusted for certain items (Non-GAAP)	$745,231	$687,542	$57,689	8.4%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$2,728,360	$1,390,259	$1,338,101	96.2%
Gross Profit (GAAP)	598,406	245,462	352,944	143.8%
Gross Margin (GAAP)	21.9%	17.7%	4.2%	23.7%

Operating expenses (GAAP)	$518,971	$193,542	$325,429	168.1%
Impact of restructuring costs (1)	(4,680)	(1,243)	(3,437)	276.5%
Impact of acquisition-related costs (2)	(19,498)	—	(19,498)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$494,793	$192,299	$302,494	157.30%
Impact of Brakes	$(322,843)	$—	$(322,843)	NM
Impact of Brakes restructuring costs	3,074	$—	$3,074	NM
Impact of Brakes acquisition-related costs	19,498	$—	$19,498	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$194,522	$192,299	$2,223	1.2%

Operating income (GAAP)	$79,435	$51,920	$27,515	53.0%
Impact of restructuring costs (1)	4,680	1,243	3,437	276.5%
Impact of acquisition related costs (2)	19,498	—	19,498	NM
Operating income adjusted for certain items (Non-GAAP)	$103,613	$53,163	$50,450	94.9%
Impact of Brakes	$(20,208)	$—	$(20,208)	NM
Impact of Brakes restructuring costs	(3,074)	—	(3,074)	NM
Impact of Brakes acquisition-related costs	(19,498)	—	(19,498)	NM
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$60,833	$53,163	$7,670	14.4%

(1) Fiscal 2017 includes Brakes Acquisition-related restructuring charges and other severance charges.

(2) Fiscal 2017 includes $19 million related to intangible amortization expense from the Acquisition, which is included in the results of the Brakes Group.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first quarter of fiscal 2017 to the first quarter of fiscal 2016:

•	Cash flows from operations were $248.7 million in 2017, compared to a negative cash flow of $261.5 million in 2016;

•	Capital expenditures totaled $142.3 million in 2017, compared to $121.2 million in 2016;

•
Free cash flow was $110.7 million in 2017, compared to a negative free cash flow of $381.2 million in 2016, and were negatively impacted by cash payments associated with Certain Items to a greater extent in the first quarter of fiscal 2016 (see "Non-GAAP reconciliation" below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses, net of cash received, was $2.9 billion in 2017, compared to $83.6 million in 2016;

•	Net bank borrowings were $442.8 million in 2017, compared to borrowings of $717.6 million in 2016; and

•	Dividends paid were $173.3 million in 2017, compared to $179.0 million in 2016.

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

Our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations. Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. As of October 1, 2016, we had $759.9 million in cash and cash equivalents, approximately 71.0% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

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

Cash Flows

Operating Activities

We generated $248.7 million in cash flows from operations in the first quarter of fiscal 2017, compared to cash flow usage of $261.5 million in the first quarter of fiscal 2016. This increase of $510.2 million year-over-year was largely attributable to a favorable comparison on accrued expenses and improved working capital management. The cash impact of our Certain Items decreased $216.5 million year-over-year. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations.

The positive comparison on accrued expenses was primarily due to $312.5 million in US Foods merger termination fees that were paid in the first quarter of fiscal 2016, partially offset by a $47.4 million decrease from incentive payments. Our annual incentive payments from the prior fiscal year are paid in the first quarter of each fiscal year, and our fiscal 2016 performance resulted in higher incentive payments as compared to our fiscal 2015 performance.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a positive impact of $175.4 million on the period over period comparison of cash flow from operations.  We made seasonal investments in net working capital in both periods; however the amount required in the first quarter of fiscal 2017 was less than in the first quarter of fiscal 2016 partially due to improved working capital management. Due to normal seasonal patterns, sales to multi-unit customers and school districts represent a larger percentage of our sales at the end of each first quarter as compared to the end of each prior fiscal year, yielding an increase in the receivables outstanding for these customers.  Payment terms for these types of customers are traditionally longer than average. These factors also resulted in an increase in inventories; however, both accounts receivable and inventory increases in the first quarter of fiscal 2017 were smaller than in the comparable period in fiscal 2016 partially due to product cost deflation and improved working capital management. Also, accounts payable experienced increases in both periods; however, the impact was more pronounced in the first quarter of fiscal 2017.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2017 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment.   Our capital expenditures in the first quarter of fiscal 2017 are higher by $21.0 million as compared to the first quarter of fiscal 2016.

During the first quarter of fiscal 2017, we paid cash of $2.9 billion for acquisitions made during fiscal 2017, net of cash acquired primarily for the Brakes Acquisition.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  Our free cash flow for the first quarter of fiscal 2017 increased by $491.9 million, to $110.7 million, as compared to the first quarter of fiscal 2016.   Our cash requirements for our Certain Items were $216.5 million lower in the first quarter of fiscal 2017 than in the first quarter of fiscal 2016 which increased free cash flow as a result.  The Certain Items payments for the first quarter of fiscal 2016 included US Foods merger termination fees discussed above. The increase was partially offset by increased additions to plant and equipment.

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

	13-Week Period Ended Oct. 1, 2016	13-Week Period Ended Sep. 26, 2015
	(In thousands)
Net cash provided by operating activities (GAAP)	$248,674	$(261,482)
Additions to plant and equipment	(142,255)	(121,243)
Proceeds from sales of plant and equipment	4,261	1,506
Free Cash Flow (Non-GAAP)	$110,680	$(381,219)

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $32.3 million in the first quarter of fiscal 2017, as compared to $54.8 million in the first quarter of fiscal 2016.  The decrease in proceeds in the first quarter of fiscal 2017 was due to a decrease in the number of options exercised in this period, as compared to the first quarter of fiscal 2016.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs.  In June 2015, our Board of Directors approved a repurchase program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution.  In addition, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million. The authorization expires on August 21, 2017.

We purchased 11.1 million shares during the first quarter of fiscal 2017, resulting in a remaining authorization under both programs of approximately $1.3 billion. There were no shares repurchased in the first quarter of fiscal 2016.  We purchased 2.7 million additional shares under these authorizations through October 21, 2016. The number of shares we repurchase during the remainder of fiscal 2017 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first quarter of fiscal 2017 were $173.3 million, or $0.31 per share, as compared to $179.0 million, or $0.30 per share, in the first quarter of fiscal 2016.  In August 2016, we declared our regular quarterly dividend for the first quarter of fiscal 2017 of $0.31 per share, which was paid in October 2017.

Debt Activity and Borrowing Availability

Our debt activity and borrowing availability is described in Note 7, "Debt" Our outstanding borrowings at October 1, 2016, and subsequently, are disclosed within those notes.  Updated amounts through October 21, 2016, include:

•	$788.5 million amounts outstanding from our commercial paper program

•	No amounts outstanding from the credit facility supporting the company’s U.S. and Canadian commercial paper programs.

During the first quarter of fiscal 2017 and 2016, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.62% and 0.28%, respectively.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended July 2, 2016, contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of July 2, 2016. Since July 2, 2016, there have been no material changes to our specified contractual obligations.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Sysco’s most critical accounting policies and estimates include those that pertain to the company sponsored pension plans, income taxes, goodwill and intangible assets and share-based compensation, which are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 2, 2016.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about:
•

•	expectations regarding long-term consumer demand;

•	expectations regarding the earnings per share impact of the Brakes Acquisition, including estimated intangible amortization expense;

•	expectations regarding future fuel costs;

•	SYGMA’s progress against key business initiatives;

•	anticipated fuel needs for the remainder of fiscal 2017;

•	the impact of general economic conditions on our business and our industry;

•	expectations and goals related to cost per case for our U.S. Broadline companies;

•	expectations regarding the allocation of cash generated from operations;

•	Sysco’s expectations regarding cash held by international subsidiaries;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and maintain sufficient liquidity;

•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;

•	our expectations regarding the impact of seasonal trends on cash flow from operations and free cash flow;

•	our strategy and expectations regarding share repurchases; and

•	expectations related to our forward diesel fuel commitments.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2016:

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

•
the risk that the results of the referendum on June 23, 2016 in the United Kingdom to exit the European Union, commonly referred to as Brexit, may adversely impact our operations in the United Kingdom, including those of Brakes;

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2016.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk.  For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016. There have been no significant changes to our market risks since July 2, 2016, except as noted below.

Interest Rate Risk
At October 1, 2016, there were $442.8 million commercial paper issuances outstanding. Total debt as of October 1, 2016 was $7.8 billion, of which approximately 65% was at fixed rates of interest, including the impact of our interest rate swap agreements.
Fuel Price Risk
Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. During the first quarter of fiscal 2017 and fiscal 2016, fuel costs related to outbound deliveries represented approximately 0.5% of sales in both periods.
We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of October 1, 2016, we had forward diesel fuel commitments totaling approximately $93.7 million through June 2017. These contracts will lock in the price of approximately 50% of our fuel purchase needs for the remainder of fiscal 2017. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price at a later date.

Foreign Currency Risk

See Note 6, "Derivative Financial Instruments", for a discussion of our foreign currency risk hedging.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 1, 2016, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level. Sysco closed the Acquisition on July 5, 2016, and the Brakes Group's total assets and sales constituted 24.7% and 9.2%, respectively, of Sysco's consolidated total assets and sales as shown on our consolidated financial statements as of and for the 13-weeks ended October 1, 2016. As the Acquisition occurred in the first quarter of 2017, the company excluded the Brakes Groups' internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
     Except as described above, there have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 1, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Acquisition had a material impact on internal control over financial reporting.  Due to the timing of the Acquisition, we will exclude the internal control over financial reporting of the Brakes Group from our evaluation of internal control over financial reporting of the Company for the year ending July 1, 2017.  This exclusion is in accordance with general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting in the first year of consolidating an acquired business, if specified conditions are satisfied.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended July 2, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the first quarter of fiscal 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
July 3 - July 30	3,092,496	$51.72	3,092,496	6,907,504
Month #2
July 31 - August 27	3,850,454	51.95	3,848,689	4,392,997
Month #3
August 28 - October 1	4,113,661	51.09	4,112,417	4,392,997

Total	11,056,611	$51.58	11,053,602	4,392,997

(1) The total number of shares purchased includes zero, 1,765 and 1,244 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We routinely engage in share repurchase programs.  In June 2015, our Board of Directors approved a repurchase program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution.  This share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for "Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs." In addition,, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million. The authorization expires on August 21, 2017.

We purchased 11.1 million shares during the first quarter of fiscal 2017, resulting in a remaining authorization under both programs of approximately$1.3 billion. There were no shares repurchased in the first quarter of fiscal 2016. We purchased 2.7 million additional shares under these authorizations through October 21, 2016. The number of shares we repurchase during the remainder of fiscal 2017 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

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

Date: November 7, 2016

	By	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: November 7, 2016

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

10.1#†	—	Sysco Corporation Fiscal 2017 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective August 25, 2016.

10.2#†	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2017) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan.

10.3#†	—	Form of Stock Option Grant Agreement (Fiscal Year 2017) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan.

10.4#†	—	Form of Sysco Protective Covenants Agreement applicable to executive officers in connection with Stock Options and Performance Share Units issued under the 2013 Long-Term Incentive Plan.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Review Report from Ernst & Young LLP dated November 7, 2016, re: unaudited financial statements.

15.2#	—	Acknowledgment letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016 filed with the SEC on November 7, 2016, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of October 1, 2016, July 2, 2016 and September 26, 2015, (ii) Consolidated Results of Operations for the thirteen week period ended October 1, 2016 and September 26, 2015, (iii) Consolidated Statements of Comprehensive Income for the thirteen week period ended October 1, 2016 and September 26, 2015, (iv) Consolidated Cash Flows for the thirteen week period ended October 1, 2016 and September 26, 2015, and (v) the Notes to Consolidated Financial Statements.

___________
† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith