Form 10-Q
period 2016-12-31
SYSCO CORP
filed 2017-02-07
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
Yes ☐     No ☑

540,212,068 shares of common stock were outstanding as of January 20, 2017.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Dec. 31, 2016	Jul. 2, 2016	Dec. 26, 2015
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$847,292	$3,919,300	$595,602
Accounts and notes receivable, less allowances of $48,612, $37,880, and $57,631	3,963,458	3,380,971	3,353,453
Inventories	3,031,548	2,639,174	2,736,382
Prepaid expenses and other current assets	142,319	114,454	83,263
Prepaid income taxes	26,589	—	10,326
Total current assets	8,011,206	10,053,899	6,779,026
Long-term assets
Plant and equipment at cost, less depreciation	4,331,129	3,880,442	3,936,612
Goodwill	3,714,355	2,121,661	1,977,921
Intangibles, less amortization	1,094,927	207,461	163,089
Deferred income taxes	193,663	207,320	—
Other assets	284,786	251,021	232,820
Total long-term assets	9,618,860	6,667,905	6,310,442
Total assets	$17,630,066	$16,721,804	$13,089,468
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$22,600	$89,563	$83,037
Accounts payable	3,549,554	2,935,982	2,710,469
Accrued expenses	1,471,195	1,289,312	1,071,632
Accrued income taxes	—	110,690	—
Current maturities of long-term debt	8,937	8,909	7,076
Total current liabilities	5,052,286	4,434,456	3,872,214
Long-term liabilities
Long-term debt	8,313,651	7,336,930	4,265,857
Deferred income taxes	175,795	26,942	111,822
Other long-term liabilities	1,533,390	1,368,482	852,655
Total long-term liabilities	10,022,836	8,732,354	5,230,334
Commitments and contingencies
Noncontrolling interest	78,905	75,386	45,493
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,320,068	1,281,140	1,022,816
Retained earnings	9,256,137	9,006,138	8,922,498
Accumulated other comprehensive loss	(1,582,596)	(1,358,118)	(1,045,177)
Treasury stock at cost, 224,792,348 205,577,484 and 198,552,842 shares	(7,282,745)	(6,214,727)	(5,723,885)
Total shareholders' equity	2,476,039	3,479,608	3,941,427
Total liabilities and shareholders' equity	$17,630,066	$16,721,804	$13,089,468
Note: The July 2, 2016 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2016	Dec. 26, 2015	Dec. 31, 2016	Dec. 26, 2015
Sales	$13,457,268	$12,153,626	$27,425,922	$24,716,237
Cost of sales	10,885,405	9,996,812	22,162,140	20,321,428
Gross profit	2,571,863	2,156,814	5,263,782	4,394,809
Operating expenses	2,079,446	1,724,231	4,204,532	3,468,752
Operating income	492,417	432,583	1,059,250	926,057
Interest expense	72,231	47,235	145,854	174,142
Other expense (income), net	(2,320)	(7,764)	(9,536)	(23,004)
Earnings before income taxes	422,506	393,112	922,932	774,919
Income taxes	147,339	120,713	323,878	258,100
Net earnings	$275,167	$272,399	$599,054	$516,819

Net earnings:
Basic earnings per share	$0.50	$0.48	$1.09	$0.89
Diluted earnings per share	0.50	0.48	1.08	0.88

Average shares outstanding	545,132,762	566,881,538	550,285,268	581,790,230
Diluted shares outstanding	550,372,067	571,452,124	555,663,073	586,121,013

Dividends declared per common share	$0.33	$0.31	$0.64	$0.61
 See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2016	Dec. 26, 2015	Dec. 31, 2016	Dec. 26, 2015
Net earnings	$275,167	$272,399	$599,054	$516,819
Other comprehensive income (loss):
Foreign currency translation adjustment	(202,195)	(44,453)	(279,683)	(131,682)
Items presented net of tax:
Changes in cash flow hedges	9,643	1,825	11,094	(278)
Change in net investment hedge	37,326	—	25,261	—
Amortization of prior service cost	1,752	1,715	3,504	3,430
Amortization of actuarial loss, net	5,818	3,275	15,346	6,550
Total other comprehensive loss	(147,656)	(37,638)	(224,478)	(121,980)
Comprehensive income	$127,511	$234,761	$374,576	$394,839
 See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	26-Week Period Ended
	Dec. 31, 2016	Dec. 26, 2015
Cash flows from operating activities:
Net earnings	$599,054	$516,819
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	42,758	44,045
Depreciation and amortization	448,959	281,400
Amortization of debt issuance and other debt-related costs	13,143	13,637
Loss on extinguishment of debt	—	86,460
Deferred income taxes	(18,313)	153,423
Provision for losses on receivables	7,840	10,093
Other non-cash items	663	(15,468)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Decrease (increase) in receivables	24,605	(50,853)
(Increase) in inventories	(175,184)	(69,370)
Decrease in prepaid expenses and other current assets	1,491	9,812
(Decrease) in accounts payable	(51,381)	(140,499)
(Decrease) in accrued expenses	(145,644)	(388,667)
(Decrease) increase in accrued income taxes	(116,560)	92,638
(Increase) in other assets	(32,751)	(9,556)
Increase (decrease) in other long-term liabilities	27,425	(52,942)
Excess tax benefits from share-based compensation arrangements	(21,181)	(12,091)
Net cash provided by operating activities	604,924	468,881
Cash flows from investing activities:
Additions to plant and equipment	(285,692)	(248,233)
Proceeds from sales of plant and equipment	11,639	10,827
Acquisition of businesses, net of cash acquired	(2,910,461)	(98,154)
Decrease in restricted cash	—	168,274
Net cash used for investing activities	(3,184,514)	(167,286)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	999,579	—
Other debt borrowings	30,939	2,012,353
Other debt repayments	(118,631)	(19,155)
Redemption of senior notes	—	(5,050,000)
Debt issuance costs	(5,094)	(20,881)
Cash paid for settlement of cash flow hedge	—	(6,134)
Cash received from termination of interest rate swap agreements	—	14,496
Proceeds from stock option exercises	113,921	131,969
Treasury stock purchases	(1,180,313)	(1,521,638)
Dividends paid	(343,385)	(348,436)
Excess tax benefits from share-based compensation arrangements	21,181	12,091
Net cash used for financing activities	(481,803)	(4,795,335)
Effect of exchange rates on cash and cash equivalents	(10,613)	(40,702)
Net decrease in cash and cash equivalents	(3,072,008)	(4,534,442)
Cash and cash equivalents at beginning of period	3,919,300	5,130,044
Cash and cash equivalents at end of period	$847,292	$595,602
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$128,887	$106,600
Income taxes	459,681	33,156
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

1.  BASIS OF PRESENTATION
The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 2, 2016 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the company's fiscal 2016 Annual Report on Form 10-K, as recast by the Current Report on Form 8-K filed on February 6, 2017. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.
On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group. This is further described in Note 3, "Acquisitions". This acquisition, combined with a change in how the chief operating decision maker assesses performance and allocates resources, resulted in a change in the company's segment reporting. This is further described in Note 12, "Business Segment Information".
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

2.  NEW ACCOUNTING STANDARDS
Guidance in Presentation of Cash Flows
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Invitees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, which is the first quarter of fiscal 2019 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

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

3.  ACQUISITIONS
During the first 26 weeks of fiscal 2017, the company paid cash of $2.9 billion for acquisitions, net of cash acquired. Certain prior year acquisitions involved contingent consideration that included earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of December 31, 2016, aggregate contingent consideration outstanding was $19.9 million, of which $3.9 million was recorded as earnout liabilities.
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
The Brakes Group is a leading European foodservice business by revenue, supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to more than 50,000 foodservice customers ranging from large customers, including leisure, pub, restaurant, hotel and contract catering groups, to smaller customers, including independent restaurants, hotels, fast food outlets, schools and hospitals. Brakes Group businesses include: Brakes, Brakes Catering Equipment, Brake France, Country Choice, Davigel, Fresh Direct, Freshfayre, M&J Seafood, Menigo Foodservice, Pauley's, Wild Harvest and Woodward Foodservice. The Brakes Group has leading market positions in the U.K., France, and Sweden, in addition to a presence in Ireland, Belgium, Spain and Luxembourg. The principal reasons for the Acquisition were the ability to expand Sysco's footprint and infrastructure in Europe and profitably grow Sysco's business. These contributed to a purchase price that resulted in recognition of goodwill.
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

The purchase price was allocated based on the company’s preliminary estimated fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Preliminary Purchase Price Allocation
Accounts receivable	$720,053
Inventory	248,031
Plant and equipment	595,322
Other assets	10,002
Goodwill and other intangibles (1)	2,779,356
Total assets	4,352,764
Accounts payable	(736,881)
Accrued expenses	(240,436)
Deferred tax liabilities	(186,971)
Other liabilities	(277,934)
Total consideration, net of cash acquired	$2,910,542

(1)
The excess purchase price of $1.7 billion was assigned to goodwill, none of which is deductible for income tax purposes. This goodwill has been assigned to the International Foodservice Operations reportable segment. Intangible assets added include customer relationships of $897.8 million with a weighted average life of 12 years and trademarks and trade names of $140.6 million that are indefinite lived assets. Amortization expense is recognized on a straight line basis and was $38.0 million for the first 26 weeks of fiscal 2017.

The 26 week period ended December 31, 2016 includes the results of operations of the Brakes Group for the period from July 5, 2016 to December 31, 2016. The consolidated statement of operations for the second quarter of fiscal 2017 includes $1.3 billion of sales and $31.9 million of net earnings attributable to the Brakes Group. The consolidated statement of operations for the 26 week period ended December 31, 2016 includes $2.6 billion of sales and $50.7 million of net earnings attributable to the Brakes Group. Sysco incurred debt in order to fund the Acquisition; however, the interest expense on that debt is not reflected within the earnings from operations attributable to the Brakes Group.
Unaudited Pro Forma Results
The following table presents the company’s pro forma consolidated sales, earnings before income taxes, and net earnings for the second quarter and 26 week period ended December 26, 2015. The unaudited pro forma results include the historical statements of operations information of the company and of Brakes Group, giving effect to the Acquisition and related financing as if they had occurred at the beginning of each period presented (in thousands, except per share data).

	13-Week Period Ended	26-Week Period Ended
	Dec. 26, 2015	Dec. 26, 2015

Sales	$13,615,369	$27,604,567
Income before taxes	317,397	686,602
Net earnings	218,277	454,130

Net earnings:
Basic earnings per common share	$0.39	$0.78
Diluted earnings per common share	0.38	0.77
The pro forma results include the following pro forma adjustments related to the Acquisition:

(i)	Additional amortization expense related to the fair value of intangible assets acquired.

(ii)	Additional depreciation expense related to the fair value of property and equipment acquired.

(iii)	The elimination of interest expense, assuming the long-term debt paid off on behalf of the Brakes Group as of the Acquisition date had been retired as of June 28, 2015, the first day of fiscal 2016.

(iv)	The addition of interest expense incurred by Sysco due to the Acquisition of the Brakes Group.

(v)	The elimination of interest income from related party debt instruments issued to the Brakes Group prior to the

Acquisition.

(vi)	The elimination of minority interests in the Brakes Group entities, as the majority of the interests were repurchased before the Acquisition.
The unaudited pro forma results do not include any operating efficiencies, cost reductions or revenue enhancements that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination or the nature and amount of any material, nonrecurring pro forma adjustments.
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

Sysco’s policy is to invest in only high-quality investments. Cash equivalents primarily include time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less. Restricted cash consists of investments in high-quality money market funds. Any derivative instruments described below are discussed further in Note 5, "Derivative Financial Instruments"
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value:

•
Time deposits and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value.  These are included within cash equivalents as a Level 2 measurement in the tables below.

•
Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange.  These are included within cash equivalents as Level 1 measurements in the tables below.

•
The interest rate swap agreements are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included as Level 2 measurements in the tables below.

•
The foreign currency swap agreements, including cross-currency swaps, are valued using a swap valuation model that utilizes an income approach applying observable market inputs including interest rates, LIBOR swap rates for U.S. dollars, pound sterling and Euro currencies, and credit default swap rates.  These are included as Level 2 measurements in the tables below.

•	Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. These are included as Level 2 measurements in the tables below.

•	Fuel swap contracts are valued based on observable market transactions of forward commodity prices. These are included as Level 2 measurements in the tables below.

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, July 2, 2016 and December 26, 2015:

	Assets and Liabilities Measured at Fair Value as of Dec. 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$11,500	$43,270	$—	$54,770
Other assets
Interest rate swap agreements	—	1,149	—	1,149
Cross-currency swaps		9,027		9,027
Foreign currency swaps	—	28,395	—	28,395
Fuel swaps	—	3,950	—	3,950
Total assets at fair value	$11,500	$85,791	$—	$97,291

Liabilities:
Contingent consideration	$—	$—	$3,900	$3,900
Other long-term liabilities
Interest rate swap agreements	—	25,391	—	25,391
Foreign currency swaps	—	15,915	—	15,915
Foreign currency forwards	—	1,048	—	1,048
Total liabilities at fair value	$—	$42,354	$3,900	$46,254

	Assets and Liabilities Measured at Fair Value as of Jul. 2, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$634,230	$43,270	$—	$677,500
Other assets
Interest rate swap agreements	—	36,805	—	36,805
Total assets at fair value	$634,230	$80,075	$—	$714,305

Liabilities:
Contingent consideration	$—	$—	$16,439	$16,439
Total liabilities at fair value	$—	$—	$16,439	$16,439

	Assets and Liabilities Measured at Fair Value as of Dec. 26, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$234,161	$61,473	$—	$295,634
Other assets
Interest rate swap agreement	—	3,936	—	3,936
Total assets at fair value	$234,161	$65,409	$—	$299,570

Liabilities:
Contingent consideration	$—	$—	$20,687	$20,687
Other long-term liabilities
Interest rate swap agreement	—	6,575	—	6,575
Total liabilities at fair value	$—	$6,575	$20,687	$27,262
The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement. The fair value of total debt approximated $8.6 billion, $7.9 billion and $3.3 billion as of December 31, 2016, July 2, 2016 and December 26, 2015, respectively. The carrying value of total debt was $8.3 billion, $7.4 billion and $3.1 billion as of December 31, 2016, July 2, 2016 and December 26, 2015, respectively.

5.  DERIVATIVE FINANCIAL INSTRUMENTS
Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes.

Hedging of interest rate risk
Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of December 31, 2016 are below:

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

The company also entered into cross currency swap contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to earnings when the hedged net investment is either sold or substantially liquidated. Sysco designated its Euro-denominated debt of €500 million issued in June 2016 as a net investment hedge. Sysco also designated its cross currency swap contracts entered into in August 2016 as a net investment hedge, mitigating the risk in foreign operations, with a total notional value of €534 million. The remeasurement gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
Sysco's operations in the United Kingdom and Sweden have inventory purchases denominated in currencies other than their functional currency such as Euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of these entities and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity's functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company's foreign currency-denominated inventory purchases. These swap contracts are recorded at fair value on the balance sheet and within accumulated other comprehensive income. The amount of ineffectiveness, if any, is recorded in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transactions affect earnings, which is the period in which the company recognizes the sales associated with the specified foreign currency-denominated inventory purchases.

Hedging of fuel price risk
In the second quarter of fiscal 2017, Sysco began utilizing fuel commodity swaps to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps, with a total notional value of $32.4 million, have maturity dates extending into November 2017 and have been designated as cash flow hedges. These swap contracts are recorded at fair value on the balance sheet and the effective portion of any derivative gain or loss is initially recorded in accumulated other comprehensive income. The amount of ineffectiveness, if any, is recorded in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transactions occur, which is when the fuel is consumed.
The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 31, 2016, July 2, 2016 and December 26, 2015 are as follows:

		Derivative Fair Value
	Balance Sheet location	Dec. 31, 2016	Jul. 2, 2016	Dec. 26, 2015
		(In thousands)
Fair Value Hedges:
Interest rate swap agreements	Other assets	$1,149	$36,805	$3,936
Interest rate swap agreements	Other long-term liabilities	25,391	—	6,575

Cash Flow Hedges:
Foreign currency forward swap contracts	Other long-term liabilities	$1,048	$—	$—
Fuel swaps	Other assets	3,950	—	—
Cross currency swaps	Other assets	9,027	—	—

Net Investment Hedges:
Foreign currency swaps	Other assets	$28,395	$—	$—
Foreign currency swaps	Other long-term liabilities	15,915	—	—

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended December 31, 2016 and December 26, 2015, presented on a pretax basis, are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		13-Week Period Ended
		Dec. 31, 2016	Dec. 26, 2015
		(In thousands)
Fair Value Hedge Relationship:
Interest rate swap agreements	Interest expense	$(2,449)	$—
Cash Flow Hedge Relationships:
Forward starting interest rate swap agreements (1)	Interest expense	$2,873	$2,962
Fuel swaps	Other comprehensive income	(3,564)	—
Foreign currency forward swap contracts	Other comprehensive income	1,887	—
Cross currency swaps	Other comprehensive income	(12,211)	—
Net Investment Hedge Relationships:
Foreign currency swaps	Other comprehensive income	$(19,195)	$—
(1) Represents amortization of losses on forward starting interest rate swap agreements that were previously settled.
The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 26-week periods ended December 31, 2016 and December 26, 2015 presented on a pretax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		26-Week Period Ended
		Dec. 31, 2016	Dec. 26, 2015
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(5,849)	$—
Cash Flow Hedge Relationships:
Forward starting interest rate swap agreements (1)	Other comprehensive income	$—	$6,134
Forward starting interest rate swap agreements (1)	Interest expense	5,746	5,682
Fuel swaps	Other comprehensive income	(3,950)	—
Foreign currency forward swap contracts	Other comprehensive income	2,416	—
Cross currency swaps	Other comprehensive income	(9,027)	—
Net Investment Hedge Relationships:
Foreign currency swaps	Other comprehensive income	$(12,480)	$—
(1) Represents amortization of losses on forward starting interest rate swap agreements that were previously settled.
For fair value hedges of interest rate risk, hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. For cash flow hedges, hedge ineffectiveness is the lesser of the change in the fair value of the derivative compared to the change in the hedged transaction. Hedge ineffectiveness is recorded directly in earnings within interest expense for interest rate swaps, other income and expense, net for hedging of the foreign exchange risk on intercompany loans, cost of sales for foreign exchange risk on inventory purchases and operating expense for fuel hedging. All amounts were immaterial for the second quarter and first 26 weeks of fiscal 2017 and 2016. None of the instruments contain credit-risk-related contingent features.

6.  DEBT
In November 2016, the company's then-current long-term revolving credit facility was terminated and a new facility in the amount of $2.0 billion was established. The new facility expires on November 2, 2021, subject to extension.
Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of December 31, 2016, there was $1.0 billion in outstanding commercial paper classified as long-

term debt due to the underlying long-term revolving credit facility. During the first 26 weeks of 2017, aggregate outstanding commercial paper and short-term bank borrowings ranged from zero to approximately $1.2 billion.

7.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2016	Dec. 26, 2015	Dec. 31, 2016	Dec. 26, 2015
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$275,167	$272,399	$599,054	$516,819
Denominator:
Weighted-average basic shares outstanding	545,132,762	566,881,538	550,285,268	581,790,230
Dilutive effect of share-based awards	5,239,305	4,570,586	5,377,805	4,330,783
Weighted-average diluted shares outstanding	550,372,067	571,452,124	555,663,073	586,121,013
Basic earnings per share	$0.50	$0.48	$1.09	$0.89
Diluted earnings per share	$0.50	$0.48	$1.08	$0.88
The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,900,000 and 4,000,000 for the second quarter of fiscal 2017 and fiscal 2016, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,500,000 and 4,300,000 for the first 26 weeks of fiscal 2017 and fiscal 2016, respectively.

8.  OTHER COMPREHENSIVE INCOME
Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. Comprehensive income was $127.5 million and $234.8 million for the second quarter of fiscal 2017 and fiscal 2016, respectively. Comprehensive income was $374.6 million and $394.8 million for the first 26 weeks of fiscal 2017 and fiscal 2016, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 31, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,844	$1,092	$1,752
Amortization of actuarial loss (gain), net	Operating expenses	9,749	3,931	5,818
Total reclassification adjustments		12,593	5,023	7,570
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(202,195)	—	(202,195)
Interest rate swaps:
Reclassification adjustments:
Changes in cash flow hedges	Interest expense	14,931	5,288	9,643
Change in net investment hedge	N/A	55,445	18,119	37,326
Total other comprehensive (loss) income		$(119,226)	$28,430	$(147,656)

		13-Week Period Ended Dec. 26, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,784	$1,069	$1,715
Amortization of actuarial loss (gain), net	Operating expenses	5,317	2,042	3,275
Total reclassification adjustments		8,101	3,111	4,990
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(44,453)	—	(44,453)
Interest rate swaps:
Reclassification adjustments:
Gains and losses on cash flow hedges	Interest expense	2,962	1,137	1,825
Change in fair value of cash flow hedges	N/A	—	—	—
Total other comprehensive (loss) income		$(33,390)	$4,248	$(37,638)

		26-Week Period Ended Dec. 31, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$5,688	$2,184	$3,504
Amortization of actuarial loss (gain), net	Operating expenses	23,209	7,862	15,347
Total reclassification adjustments		28,897	10,046	18,851
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(279,683)	—	(279,683)
Interest rate swaps:
Reclassification adjustments:
Changes in cash flow hedges	Interest expense	17,485	6,391	11,094
Change in net investment hedge	N/A	43,379	18,119	25,260
Total other comprehensive (loss) income		$(189,922)	$34,556	$(224,478)

		26-Week Period Ended Dec. 26, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$5,568	$2,138	$3,430
Amortization of actuarial loss (gain), net	Operating expenses	10,634	4,084	6,550
Total reclassification adjustments		16,202	6,222	9,980
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(131,682)	—	(131,682)
Interest rate swaps:
Reclassification adjustments:
Gains and losses on cash flow hedges	Interest expense	5,682	2,181	3,501
Change in fair value of cash flow hedges	N/A	(6,134)	(2,355)	(3,779)
Total other comprehensive (loss) income		$(115,932)	$6,048	$(121,980)

The following tables provide a summary of the changes in accumulated other comprehensive income (loss) for the periods presented:

	26-Week Period Ended Dec. 31, 2016
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging Arrangements, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2016	$(1,104,484)	$(136,813)	$(116,821)	$(1,358,118)
Equity adjustment from foreign currency translation	—	(279,683)	—	(279,683)
Other comprehensive income before reclassification adjustments	—	—	—	—
Changes in cash flow hedges	—	—	11,094	11,094
Change in net investment hedge	—	—	25,261	25,261
Amortization of unrecognized prior service cost	3,504	—	—	3,504
Amortization of unrecognized net actuarial losses	15,346	—	—	15,346
Balance as of Dec. 31, 2016	$(1,085,634)	$(416,496)	$(80,466)	$(1,582,596)

	26-Week Period Ended Dec. 26, 2015
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging Arrangements, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2015	$(705,311)	$(97,733)	$(120,153)	$(923,197)
Other comprehensive income before reclassification adjustments	—	(131,682)	—	(131,682)
Gains and losses on cash flow hedges	—	—	3,501	3,501
Change in fair value of cash flow hedges	—	—	(3,779)	(3,779)
Amortization of unrecognized prior service cost	3,430	—	—	3,430
Amortization of unrecognized net actuarial losses	6,550	—	—	6,550
Balance as of Dec. 26, 2015	$(695,331)	$(229,415)	$(120,431)	$(1,045,177)

9.  SHARE-BASED COMPENSATION
Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employee Stock Purchase Plan (ESPP), and various non-employee director plans.

Stock Incentive Plans
In the first 26 weeks of fiscal 2017, options to purchase 4,990,396 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2017 was $6.05.
In the first 26 weeks of fiscal 2017, 820,138 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during the first 26 weeks of fiscal 2017 was $52.17. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco's earnings per share compound annual growth rate and adjusted return on invested capital. In the first 26 weeks of fiscal 2017, expense was recognized assuming on-target performance will be achieved.

Employee Stock Purchase Plan
Plan participants purchased 598,112 shares of common stock under the Sysco ESPP during the first 26 weeks of fiscal 2017.
The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan was $7.47 during the first 26 weeks of fiscal 2017. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements
The total share-based compensation cost that has been recognized in results of operations was $42.8 million and $44.0 million for the first 26 weeks of fiscal 2017 and fiscal 2016, respectively.
As of December 31, 2016, there was $100.5 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.31 years.

10.  INCOME TAXES
Uncertain Tax Positions
As of December 31, 2016, the gross amount of unrecognized tax benefit and related accrued interest was $20.8 million and $12.7 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions challenged upon audit or because the company agrees to the disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rate
Sysco’s effective tax rate is reflective of the jurisdictions where the company has operations. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rates. The effective tax rate for each of the second quarter of fiscal 2017 of 34.87% and the first 26 weeks of fiscal 2017 of 35.09% was favorably impacted by an increase in earnings in foreign jurisdictions due to the Acquisition of Brakes Group. The effective tax rate for each of the second quarter of fiscal 2016 of 30.71% and the first 26 weeks of fiscal 2016 of 33.31% was favorably impacted by the resolution of a tax contingency in the second quarter of fiscal 2016. The effective tax rate for the first 26 weeks of fiscal 2017 of 35.09% was favorably impacted primarily due to an increase in earnings in foreign jurisdictions due to the Acquisition of the Brakes Group, which contributed to a lower effective tax rate in the first 26 weeks of fiscal 2017. The effective tax rate for the first 26 weeks of fiscal 2016 of 33.31% was favorably impacted by the resolution of a tax contingency in the second quarter of fiscal 2016. The tax benefit from the contingency resolution experienced in the fiscal 2016 periods totaled $20.8 million.

Other
The determination of the company’s provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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

12.  BUSINESS SEGMENT INFORMATION
The Acquisition, combined with a change in how the chief operating decision maker assesses performance and allocates resources, resulted in a change in Sysco's segment reporting in the first quarter of fiscal 2017. Sysco has aggregated certain of its operating companies into three reportable segments. "Other" financial information is attributable to the company's other operating segments that do not meet the quantitative disclosure thresholds.

•	U.S. Foodservice Operations - primarily includes U.S. broadline operations, custom-cut meat companies, FreshPoint (our specialty produce companies) and European Imports (a specialty import company);

•
International Foodservice Operations - primarily includes broadline operations in Canada and Europe (including the Brakes Group, which was acquired in fiscal 2017), Bahamas, Mexico, Costa Rica and Panama, as well as a company that distributes to international customers;

•	SYGMA - our customized distribution subsidiary; and

•	Other - primarily our hotel supply operations and our Sysco Ventures platform, which includes our suite of technology solutions that help support the business needs of our customers.
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

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2016	Dec. 26, 2015	Dec. 31, 2016	Dec. 26, 2015
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$9,085,565	$9,135,326	$18,566,681	$18,543,249
International Foodservice Operations	2,625,949	1,280,775	5,354,310	2,671,034
SYGMA	1,520,182	1,506,836	3,024,874	2,952,741
Other	225,572	230,689	480,057	549,213
Total	$13,457,268	$12,153,626	$27,425,922	$24,716,237

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2016	Dec. 26, 2015	Dec. 31, 2016	Dec. 26, 2015
Operating income:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$681,321	$625,216	$1,426,552	$1,311,885
International Foodservice Operations	84,814	42,212	164,249	94,132
SYGMA	3,155	5,659	8,062	10,782
Other	3,793	6,380	11,794	17,150
Total segments	773,083	679,467	1,610,657	1,433,949
Corporate expenses	(280,666)	(246,884)	(551,407)	(507,892)
Total operating income	492,417	432,583	1,059,250	926,057
Interest expense	72,231	47,235	145,854	174,142
Other expense (income), net	(2,320)	(7,764)	(9,536)	(23,004)
Earnings before income taxes	$422,506	$393,112	$922,932	$774,919

	Dec. 31, 2016	July 2, 2016	Dec. 26, 2015
Assets:	(In thousands)
U.S. Foodservice Operations	$6,791,846	$6,870,159	$6,988,257
International Foodservice Operations	6,143,372	2,030,917	1,849,886
SYGMA	603,167	541,796	556,480
Other	438,196	469,830	424,778
Total segments	13,976,581	9,912,702	9,819,401
Corporate	3,653,485	6,809,102	3,270,067
Total	$17,630,066	$16,721,804	$13,089,468

13.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES
The wholly owned U.S. Broadline subsidiaries of Sysco Corporation have entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. Borrowings under the company’s revolving credit facility supporting the company’s U.S. commercial paper program are also covered under these guarantees. As of December 31, 2016, Sysco had a total of $8.3 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.
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
The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the company’s U.S. Broadline subsidiaries), and all other non‑guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Dec. 31, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$206,476	$3,119,177	$4,685,553	$—	$8,011,206
Investment in subsidiaries	9,611,180	239,903	10,338,929	(20,190,012)	—
Plant and equipment, net	364,717	1,277,881	2,688,531	—	4,331,129
Other assets	185,437	509,301	4,592,993	—	5,287,731
Total assets	$10,367,810	$5,146,262	$22,306,006	$(20,190,012)	$17,630,066
Current liabilities	$527,836	$1,738,202	$2,786,248	$—	$5,052,286
Intercompany payables (receivables)	(3,007,585)	574,043	2,433,542	—	—
Long-term debt	8,056,499	6,688	250,464	—	8,313,651
Other liabilities	1,032,328	163,640	513,217	—	1,709,185
Noncontrolling interest	—	—	78,905	—	78,905
Shareholders’ equity	3,758,732	2,663,689	16,243,630	(20,190,012)	2,476,039
Total liabilities and shareholders’ equity	$10,367,810	$5,146,262	$22,306,006	$(20,190,012)	$17,630,066

	Condensed Consolidating Balance Sheet
	July 2, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$3,440,206	$3,813,524	$2,800,169	$—	$10,053,899
Investment in subsidiaries	6,484,258	224,138	(306,219)	(6,402,177)	—
Plant and equipment, net	429,890	1,587,702	1,862,850	—	3,880,442
Other assets	213,186	642,525	1,931,752	—	2,787,463
Total assets	$10,567,540	$6,267,889	$6,288,552	$(6,402,177)	$16,721,804
Current liabilities	$621,925	$111,728	$3,700,803	$—	$4,434,456
Intercompany payables (receivables)	(1,348,425)	2,097,508	(749,083)	—	—
Long-term debt	7,145,955	62,387	128,588	—	7,336,930
Other liabilities	878,834	248,493	268,097	—	1,395,424
Noncontrolling interest	—	—	75,386	—	75,386
Shareholders’ equity	3,269,251	3,747,773	2,864,761	(6,402,177)	3,479,608
Total liabilities and shareholders’ equity	$10,567,540	$6,267,889	$6,288,552	$(6,402,177)	$16,721,804

	Condensed Consolidating Balance Sheet
	Dec. 26, 2015
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$279,596	$3,944,472	$2,554,958	$—	$6,779,026
Investment in subsidiaries	9,787,777	241,561	(355,335)	(9,674,003)	—
Plant and equipment, net	501,514	1,632,601	1,802,497	—	3,936,612
Other assets	258,216	273,324	1,842,290	—	2,373,830
Total assets	$10,827,103	$6,091,958	$5,844,410	$(9,674,003)	$13,089,468
Current liabilities	$602,058	$731,474	$2,538,682	$—	$3,872,214
Intercompany payables (receivables)	1,576,888	(2,274,556)	697,668	—	—
Long-term debt	4,079,396	9,350	177,111	—	4,265,857
Other liabilities	672,888	278,590	12,999	—	964,477
Noncontrolling interest	—	—	45,493	—	45,493
Shareholders’ equity	3,895,873	7,347,100	2,372,457	(9,674,003)	3,941,427
Total liabilities and shareholders’ equity	$10,827,103	$6,091,958	$5,844,410	$(9,674,003)	$13,089,468

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 31, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$4,941,780	$8,960,965	$(445,477)	$13,457,268
Cost of sales	—	3,972,457	7,358,425	(445,477)	10,885,405
Gross profit	—	969,323	1,602,540	—	2,571,863
Operating expenses	232,825	589,788	1,256,833	—	2,079,446
Operating income (loss)	(232,825)	379,535	345,707	—	492,417
Interest expense (income)	(64,696)	(16,779)	153,706	—	72,231
Other expense (income), net	(5,295)	(522)	3,497	—	(2,320)
Earnings (losses) before income taxes	(162,834)	396,836	188,504	—	422,506
Income tax (benefit) provision	(56,637)	137,911	66,065	—	147,339
Equity in earnings of subsidiaries	381,364	—	—	(381,364)	—
Net earnings	275,167	258,925	122,439	(381,364)	275,167
Other comprehensive income (loss)	(147,656)	—	29,292	(29,292)	(147,656)
Comprehensive income	$127,511	$258,925	$151,731	$(410,656)	$127,511

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 26, 2015
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,199,071	$4,392,744	$(438,189)	$12,153,626
Cost of sales	—	6,670,025	3,764,976	(438,189)	9,996,812
Gross profit	—	1,529,046	627,768	—	2,156,814
Operating expenses	206,476	939,213	578,542	—	1,724,231
Operating income (loss)	(206,476)	589,833	49,226	—	432,583
Interest expense (income)	70,318	(40,019)	16,936	—	47,235
Other expense (income), net	(4,836)	(352)	(2,576)	—	(7,764)
Earnings (losses) before income taxes	(271,958)	630,204	34,866	—	393,112
Income tax (benefit) provision	(81,472)	191,274	10,911	—	120,713
Equity in earnings of subsidiaries	462,885	—	—	(462,885)	—
Net earnings	272,399	438,930	23,955	(462,885)	272,399
Other comprehensive income (loss)	(37,638)	—	(44,664)	44,664	(37,638)
Comprehensive income	$234,761	$438,930	$(20,709)	$(418,221)	$234,761

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 31, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$13,474,639	$14,841,676	$(890,393)	$27,425,922
Cost of sales	—	10,846,639	12,205,894	(890,393)	22,162,140
Gross profit	—	2,628,000	2,635,782	—	5,263,782
Operating expenses	450,729	1,547,752	2,206,051	—	4,204,532
Operating income (loss)	(450,729)	1,080,248	429,731	—	1,059,250
Interest expense (income)	4,193	(41,813)	183,474	—	145,854
Other expense (income), net	(20,186)	(745)	11,395	—	(9,536)
Earnings (losses) before income taxes	(434,736)	1,122,806	234,862	—	922,932
Income tax (benefit) provision	(152,558)	394,017	82,419	—	323,878
Equity in earnings of subsidiaries	881,232	—	—	(881,232)	—
Net earnings	599,054	728,789	152,443	(881,232)	599,054
Other comprehensive income (loss)	(224,478)	—	(428,807)	428,807	(224,478)
Comprehensive income	$374,576	$728,789	$(276,364)	$(452,425)	$374,576

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 26, 2015
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$16,723,622	$8,819,741	$(827,126)	$24,716,237
Cost of sales	—	13,582,194	7,566,360	(827,126)	20,321,428
Gross profit	—	3,141,428	1,253,381	—	4,394,809
Operating expenses	405,851	1,896,128	1,166,773	—	3,468,752
Operating income (loss)	(405,851)	1,245,300	86,608	—	926,057
Interest expense (income)	216,415	(80,002)	37,729	—	174,142
Other expense (income), net	(9,913)	(829)	(12,262)	—	(23,004)
Earnings (losses) before income taxes	(612,353)	1,326,131	61,141	—	774,919
Income tax (benefit) provision	(203,956)	441,691	20,365	—	258,100
Equity in earnings of subsidiaries	925,216	—	—	(925,216)	—
Net earnings	516,819	884,440	40,776	(925,216)	516,819
Other comprehensive income (loss)	(121,980)	—	(227,849)	227,849	(121,980)
Comprehensive income	$394,839	$884,440	$(187,073)	$(697,367)	$394,839

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 31, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(86,739)	$3,074,384	$(2,382,721)	$604,924
Investing activities	(54,886)	(50,362)	(3,079,266)	(3,184,514)
Financing activities	(355,064)	(64,098)	(62,641)	(481,803)
Effect of exchange rates on cash	—	—	(10,613)	(10,613)
Intercompany activity	(2,767,982)	(2,975,436)	5,743,418	—
Net increase (decrease) in cash and cash equivalents	(3,264,673)	(15,512)	208,177	(3,072,008)
Cash and cash equivalents at the beginning of period	3,376,412	34,072	508,816	3,919,300
Cash and cash equivalents at the end of period	$111,739	$18,560	$716,993	$847,292

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 26, 2015
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(576,817)	$427,995	$617,703	$468,881
Investing activities	123,371	(43,744)	(246,913)	(167,286)
Financing activities	(4,871,105)	(1,003)	76,773	(4,795,335)
Effect of exchange rates on cash	—	—	(40,702)	(40,702)
Intercompany activity	679,954	(343,252)	(336,702)	—
Net increase (decrease) in cash and cash equivalents	(4,644,597)	39,996	70,159	(4,534,442)
Cash and cash equivalents at the beginning of period	4,851,067	26,380	252,597	5,130,044
Cash and cash equivalents at the end of period	$206,470	$66,376	$322,756	$595,602

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements as of July 2, 2016, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report and a Current Report on Form 8-K filed on February 6, 2017, which includes recast sections from our Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
Sysco’s results of operations are impacted by restructuring costs consisting of (1) severance charges, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations, and (4) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred costs to convert to a modernized version of our established platform. Our results of operations are also impacted by the following acquisition-related items: (1) intangible amortization expense, (2) transaction costs, and (3) integration costs. All acquisition-related costs in fiscal 2017 that have been excluded relate to the Brakes Group acquisition (the Acquisition). Fiscal 2016 acquisition-related costs, however, include (i) termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (ii) financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. These senior notes were redeemed in the first quarter of fiscal 2016, triggering a redemption loss of $86.5 million, and we incurred interest on these notes through the redemption date. The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. These fiscal 2017 and fiscal 2016 items are collectively referred to as "Certain Items."

Although Sysco has a history of growth through acquisitions, the Brakes Group is significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for the first quarter of fiscal 2017 to the same period in fiscal 2016. Also, given the significance of the Acquisition, management believes that presenting Sysco’s financial measures, excluding the Brakes Group operating results (including for this purpose Brakes Group financing costs, which are not included in the Brakes Group GAAP operating results and are also not Certain Items), enhances comparability of the period over period financial performance of Sysco’s legacy business and allows investors to more effectively measure Sysco’s progress against the financial goals under Sysco’s three-year strategic plan.
More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Overview
Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located in North America and Europe. The company has aggregated certain of its operating segments into three reportable segments. "Other" financial information is attributable to the company's other operating segments that do not meet the quantitative disclosure thresholds.

•	U.S. Foodservice Operations - primarily includes U.S. Broadline, custom-cut meat companies, FreshPoint (our specialty produce companies) and European Imports (a specialty import company);

•
International Foodservice Operations - primarily includes broadline operations in Canada and Europe (including the Brakes Group, which was acquired in fiscal 2017), Bahamas, Mexico, Costa Rica and Panama, as well as a company that distributes to international customers;

•	SYGMA - our customized distribution subsidiary; and

•	Other - primarily our hotel supply operations and our Sysco Ventures platform, which includes our suite of technology solutions that help support the business needs of our customers.
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
Sysco's segments have changed in fiscal 2017, as discussed in Note 12, "Business Segment Information". Any segment results presented for the second quarter and first 26 weeks of fiscal 2016 have been reclassified to conform to the fiscal 2017 presentation.

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

Highlights
Sysco's results for the second quarter and first 26 weeks of fiscal 2017 reflect disciplined case growth and sound margin and expense management. Sales increased primarily due to the Brakes Acquisition, partially offset by deflation. While the Brakes Group contributed favorably to our results, excluding Brakes, we grew our gross profit at a faster rate than operating expenses due to (1) our profitable local case growth, (2) our revenue management and category management activities, and (3) our improved expense management resulting from administrative cost reductions and productivity initiatives, as well as process enhancements, which improved our supply chain performance. Our net earnings and earnings per share, both including and excluding Certain Items, increased for the second quarter and first 26 weeks of fiscal 2017, as compared to the corresponding periods in fiscal 2016, primarily due to these factors. A decrease in outstanding shares resulting from our share repurchases also favorably impacted our per-share amounts.
Comparisons of results from the second quarter of fiscal 2017 to the second quarter of fiscal 2016:

•	Sales:

◦	increased 10.7%, or $1.3 billion, to $13.5 billion;

◦	adjusted sales, excluding Brakes, decreased 0.2%, or $25.3 million, to $12.1 billion;

•	Operating income:

◦	increased 13.8%, or $59.8 million, to $492.4 million;

◦	adjusted operating income increased 27.7%, or $121.0 million, to $557.9 million;

◦	adjusted operating income, excluding Brakes, increased 12.6%, or $55.0 million, to $491.9 million;

•	Net earnings:

◦	increased 1.0%, or $2.8 million, to $275.2 million;

◦	adjusted net earnings increased 15.8%, or $43.4 million, to $318.8 million;

◦	adjusted net earnings, excluding Brakes increased, 2.5%, or $7.0 million, to $282.3 million;

•	Basic earnings per share:

◦	increased 4.2%, or $0.02, to $0.50 per share;

•	Diluted earnings per share:

◦	increased 4.2%, or $0.02, to $0.50 per share;

◦	adjusted diluted earnings per share increased 20.8%, or $0.10, to $0.58 per share; and

◦	adjusted diluted earnings per share, excluding Brakes, increased 7.0%, or $0.03, to $0.51 per share.

Comparisons of results from the first 26 weeks of fiscal 2017 to the first 26 weeks of fiscal 2016:

•	Sales:

◦	increased 11.0%, or $2.7 billion, to $27.4 billion;

◦	adjusted sales, excluding Brakes, increased 0.4%, or $97.3 million, to $24.8 billion;

•	Operating income:

◦	increased 14.4%, or $133.2 million, to $1.1 billion;

◦	adjusted operating income increased 25.6%, or $241.4 million, to $1.2 billion;

◦	adjusted operating income, excluding Brakes, increased 14.1%, or $132.6 million, to $1.1 billion;

•	Net earnings:

◦	increased 15.9%, or $82.2 million, to $599.1 million;

◦	adjusted net earnings increased 18.4%, or $107.8 million, to $694.9 million;

◦	adjusted net earnings, excluding Brakes, increased 8.0%, or $46.8 million, to $633.9 million;

•	Basic earnings per share:

◦	increased 22.5%, or $0.20, to $1.09 per share;

•	Diluted earnings per share:

◦	increased 22.7%, or $0.20, to $1.08 per share;

◦	adjusted diluted earnings per share increased 25.0% , or $0.25, to $1.25 per share; and

◦	adjusted diluted earnings per share, excluding Brakes, increased 14.0%, or $0.14, to $1.14 per share.
See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy
Our Annual Report on Form 10-K for the fiscal year ended July 2, 2016, contains a discussion of trends impacting our industry and Sysco and strategy. Our discussion herein provides updates to that discussion.

Trends
During the past few months, we have experienced a business environment characterized by uneven economic growth, significant political change and increasing uncertainty for consumers. All of these factors are providing both opportunities and challenges for Sysco and our customers. There are some favorable indicators with regard to long-term consumer demand, such as steadying unemployment levels, modest U.S. gross domestic product growth of 1.9% for the quarter, increased consumer confidence and strong financial markets. Countervailing these indicators is the restaurant industry, representing approximately 60% of the foodservice market, which has not strengthened to the level of growth it has experienced in recent quarters. Restaurant traffic continues to show year-over-year declines. Recent data from an industry source, NPD, shows declining restaurant traffic of 0.5% for the quarter.

Impacting sales and gross profit, we experienced deflation at a rate of 1.9% and 2.2% for the second quarter and first 26 weeks of fiscal 2017, respectively, primarily in the meat, dairy and produce categories. We expect this deflation trend to continue at least through the end of the fiscal year. Our deflation rate is a year-over-year measurement and, therefore, does not include the impact of the Brakes Group operations. We have benefited from lower fuel costs; however, we expect this cost to be comparable with the prior year for the remainder of fiscal 2017. We are optimistic about continuing our earnings growth; however, Sysco's third quarter is historically our lowest volume quarter, and we may experience challenging year over year comparisons due to industry softness, more robust than usual results that occurred in the third quarter of fiscal 2016 due to a mild winter and seasonality within the Brakes Group.
The Brakes Group contributed approximately $0.06 and $0.09 per share to our consolidated earnings per share for the second quarter and first 26 weeks of fiscal 2017, respectively. On an adjusted basis, our Brakes Group operations contributed approximately $0.07 and $0.11 per share to our consolidated earnings per share for the second quarter and first 26 weeks of fiscal 2017, respectively. The Brakes Group's business experiences some seasonality, with stronger performance in the first half of our fiscal year. As a result, we do not expect the same accretion each quarter. We expect the Brakes Group to be modestly dilutive in the third quarter of fiscal 2017 and modestly accretive in the fourth quarter of fiscal 2017. We continue to believe this acquisition will be modestly accretive to earnings per share by high single-digits to low double-digits on a cents-per-share basis through the end of fiscal 2017 on a GAAP basis and high-single digits excluding Certain Items applicable to the Brakes Group, with acceleration in fiscal 2018 and beyond. These Certain Items primarily include intangible amortization related to the Brakes Acquisition. Based on our preliminary purchase price allocation, this intangible amortization is estimated to be $19 million per quarter in fiscal 2017. See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Strategy

In fiscal 2016, we set three-year financial targets consisting of: (1) improving adjusted operating income by at least $500 million, (2) growing earnings per share faster than operating income, and (3) achieving 15% in adjusted return on invested capital for existing businesses.  The key levers to achieve these targets include an emphasis on accelerating locally managed customer case growth, improving margins, leveraging supply chain costs and reducing administrative costs. We are half way through the three-year period under our strategic plan, and have exceeded our initial expectations with respect to our operating income improvement goal. Over this 18 month period, we have grown our operating income by $754 million and our adjusted operating income by $350 million, which drove the gap between our gross profit dollar growth and expense dollar growth to a level that was higher than we originally estimated. Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2015, which were primarily due to termination costs in connection with the merger that had been proposed with US Foods and financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. We expect to continue to drive leverage between gross profit growth and expense growth, including our ability to manage sales, general administrative costs and supply chain costs.

Due to our favorable business performance and confidence in the execution of our plans, we are increasing our adjusted operating income growth target to approximately $600 to $650 million by the end of fiscal 2018. We believe the majority of the increase in adjusted operating income growth, as compared to our original target, will occur in fiscal 2018. Because our original targets were set without the contemplation of the Brakes Acquisition, our Brakes Group operations are not included in our operating improvement goal.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Results of Operations
The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2016	Dec. 26, 2015	Dec. 31, 2016	Dec. 26, 2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.9	82.3	80.8	82.2
Gross profit	19.1	17.7	19.2	17.8
Operating expenses	15.5	14.2	15.3	14.0
Operating income	3.7	3.6	3.9	3.7
Interest expense	0.5	0.4	0.5	0.7
Other expense (income), net	—	(0.1)	—	(0.1)
Earnings before income taxes	3.1	3.2	3.4	3.1
Income taxes	1.1	1.0	1.2	1.0
Net earnings	2.0%	2.2%	2.2%	2.1%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended		26-Week Period Ended
Sales	10.7%		11.0%
Cost of sales	8.9		9.1
Gross profit	19.2		19.8
Operating expenses	20.6		21.2
Operating income	13.8		14.4
Interest expense	52.9		(16.2)
Other expense (income), net	(70.1)	(1)	(58.5)	(2)
Earnings before income taxes	7.5		19.1
Income taxes	22.1		25.5
Net earnings	1.0%		15.9%
Basic earnings per share	4.2%		22.5%
Diluted earnings per share	4.2		22.7
Average shares outstanding	(3.8)		(5.4)
Diluted shares outstanding	(3.7)		(5.2)

(1) Other expense (income), net was income of $2.3 million in the second quarter of fiscal 2017 and income of $7.8 million in the second quarter of fiscal 2016.
(2) Other expense (income), net was income of $9.5 million in the first 26 weeks of fiscal 2017 and income of $23.0 million in the first 26 weeks of fiscal 2016.

The following represents our results by reportable segments, which also demonstrates the impact of Brakes results:

	13-Week Period Ended Dec. 31, 2016
	U.S. Foodservice Operations	International Foodservice Operations	Brakes	International Foodservice Operations Excluding Brakes (Non-GAAP)	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,085,565	$2,625,949	$1,328,900	$1,297,048	$1,520,182	$225,572	$—	$13,457,268
Sales increase (decrease)	(0.5)%	105.0%	NM	1.3%	0.9%	(2.2)%		10.7%
Percentage of total	67.5%	19.5%	9.9%	9.6%	11.3%	1.7%		100.0%

Operating income	$681,321	$84,814	$43,820	$40,994	$3,155	$3,793	$(280,666)	$492,417
Operating income increase (decrease)	9.0%	100.9%	NM	(2.9)%	(44.2)%	(40.5)%		13.8%
Percentage of total	88.1%	11.0%	5.7%	5.3%	0.4%	0.5%		100.0%
Operating income as a percentage of sales	7.5%	3.2%	3.3%	3.2%	0.2%	1.7%		3.7%

	13-Week Period Ended Dec. 26, 2015
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,135,326	$1,280,775	$1,506,836	$230,689	$—	$12,153,626
Percentage of total	75.2%	10.5%	12.4%	1.9%		100.0%

Operating income	$625,216	$42,212	$5,659	$6,380	$(246,884)	$432,583
Percentage of total	92.0%	6.2%	0.8%	0.9%		100.0%
Operating income as a percentage of sales	6.8%	3.3%	0.4%	2.8%		3.6%

	26-Week Period Ended Dec. 31, 2016
	U.S. Foodservice Operations	International Foodservice Operations	Brakes	International Foodservice Operations Excluding Brakes (Non-GAAP)	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$18,566,681	$5,354,310	$2,612,423	$2,741,887	$3,024,874	$480,057	$—	$27,425,922
Sales increase (decrease)	0.1%	100.5%	NM	2.7%	2.4%	(12.6)%		11.0%
Percentage of total	67.7%	19.5%	9.5%	10.0%	11.0%	1.7%		100.0%

Operating income	$1,426,552	$164,249	$64,029	$100,220	$8,062	$11,794	$(551,407)	$1,059,250
Operating income increase (decrease)	8.7%	74.5%	NM	6.5%	(25.2)%	(31.2)%		14.4%
Percentage of total	88.6%	10.2%	4.0%	6.2%	0.5%	0.7%		100.0%
Operating income as a percentage of sales	7.7%	3.1%	2.5%	3.7%	0.3%	2.5%		3.9%
NM represent that the percentage change is not meaningful.

	26-Week Period Ended Dec. 26, 2015
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$18,543,249	$2,671,034	$2,952,741	$549,213	$—	$24,716,237
Percentage of total	75.1%	10.8%	11.9%	2.2%		100.0%

Operating income	$1,311,885	$94,132	$10,782	$17,150	$(507,892)	$926,057
Percentage of total	91.5%	6.6%	0.8%	1.2%		100.0%
Operating income as a percentage of sales	7.1%	3.5%	0.4%	3.1%		3.7%
See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.
As illustrated in the table above, in the second quarter and first 26 weeks of fiscal 2017, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 87.0% and 87.2% of Sysco’s overall sales and 99.1% and 98.8% of the aggregated operating income of Sysco’s segments, respectively, which excludes corporate expenses.

Results of U.S. Foodservice Operations
The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 31, 2016	13-Week Period Ended Dec. 26, 2015	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$9,085,565	$9,135,326	$(49,761)	(0.5)%
Gross profit	1,823,023	1,759,390	63,633	3.6
Operating expenses	1,141,701	1,134,174	7,527	0.7
Operating income	$681,322	$625,216	$56,106	9.0%

Gross profit	$1,823,023	$1,759,390	$63,633	3.6%
Adjusted operating expenses (Non-GAAP)	1,141,231	1,133,613	7,618	0.7
Adjusted operating income (Non-GAAP)	$681,792	$625,777	$56,015	9.0%

	26-Week Period Ended Dec. 31, 2016	26-Week Period Ended Dec. 26, 2015	26-Week Period Ended Change in Dollars	26-Week Period % Change
	(In thousands)
Sales	$18,566,681	$18,543,249	$23,432	0.1%
Gross profit	3,736,138	3,593,744	142,394	4.0
Operating expenses	2,309,585	2,281,859	27,726	1.2
Operating income	$1,426,553	$1,311,885	$114,668	8.7%

Gross profit	$3,736,138	$3,593,744	$142,394	4.0%
Adjusted operating expenses (Non-GAAP)	2,309,115	2,280,426	28,689	1.3
Adjusted operating income (Non-GAAP)	$1,427,023	$1,313,318	$113,705	8.7%

Sales
The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	—%	$(1.0)
Deflation	(2.0)	(184.0)
Acquisitions	0.4	33.0
Other (1)	1.1	102.2
Total sales decrease	(0.5)%	$(49.8)

	Increase (Decrease)
	26-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	0.9%	$164.0
Deflation	(2.1)	(385.0)
Acquisitions	0.4	68.0
Other (1)	0.9	176.4
Total sales increase	0.1%	$23.4
(1) Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations are included within "Other".
Sales for the second quarter of fiscal 2017 were 0.5% lower than the second quarter of fiscal 2016. The largest driver of the decrease was the impact of product cost deflation in our U.S. Broadline operations for the second quarter of fiscal 2017. Case volume from our U.S. Broadline operations decreased 0.1% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and included a 2.0% decline in corporate-managed customer case volume; however, this was largely offset by an increase of 1.6% in locally managed customer case volume. As we strive to deliver disciplined growth as a part of our three-year strategic plan, we continue to focus on local case growth with innovative product offerings, value added services and improved e-commerce capabilities, which have enabled our growth with locally managed customers for 11 straight quarters. Sales for the first 26 weeks of fiscal 2017 were 0.1% higher than the first 26 weeks of fiscal 2016. The largest driver of the increase was case volume growth from our U.S. Broadline operations, which improved 0.9% in the first 26 weeks of fiscal 2017 compared to the first 26 weeks of fiscal 2016, and included a 1.7% improvement in locally managed customer case volume. Partially offsetting this growth was the impact of product cost deflation in our U.S. Broadline operations for the first 26 weeks of fiscal 2017.
Operating income increased 9.0% on a reported and adjusted basis for the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016. Operating income increased 8.7% on a reported and adjusted basis for the first 26 weeks of fiscal 2017, as compared to fiscal 2016. These increases reflect gross profit growth that exceeded our operating expense growth.
Gross profit dollars increased 3.6% and 4.0% in the second quarter and first 26 weeks of fiscal 2017, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016. Gross margin, which is gross profit as a percentage of sales, was 20.1% in both the second quarter and first 26 weeks of fiscal 2017, an improvement of 80 and 70 basis points from the gross margin of 19.3% and 19.4% in the second quarter and first 26 weeks of fiscal 2016, respectively. These results reflect (1) local case growth that grew at a pace greater than our multi-unit business, (2) our ongoing category management efforts, including continued focus on Sysco Brand and new product innovation, (3) revenue management tools that are focused on delivering a more proactive and disciplined approach to pricing and (4) effective management of deflation. Our Sysco brand sales to local customers increased by approximately 80 and 56 basis points for the second quarter and first 26 weeks of fiscal 2016, respectively. The change in product costs, an internal measure of inflation or deflation, for the second quarter and first 26 weeks of fiscal 2017 for our U.S. Broadline operations was deflation of 1.8% and 1.9%, respectively. Deflation in the second quarter and first 26 weeks of fiscal 2017 has occurred primarily in the meat, dairy and produce categories.
Operating expenses for the second quarter of fiscal 2017 increased 0.7%, or $7.5 million, compared to the second quarter of fiscal 2016.  Operating expenses for the first 26 weeks of fiscal 2017 increased 1.2%, or $27.7 million, compared to the first

26 weeks of fiscal 2016. The increases in operating expenses for both periods resulted primarily from expenses attributable to higher case volumes, including pay-related expenses, partially offset by reduced fuel costs. We have limited our expense growth in both the areas of (1) sales and general administrative expense (by focusing on administrative expense reduction) and (2) supply chain (from our productivity initiatives and continuing process improvements).
In the first 26 weeks of fiscal 2017, the U.S. Broadline operations represented approximately 92% of the U.S. Foodservice Operations segment's sales and nearly 85% of its operating expenses. We seek to grow our sales and reduce our costs on a per-case basis. Our cost per case and adjusted cost per case decreased $0.03 and $0.02, respectively, in the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016. This included a $0.02 benefit attributable to lower fuel prices. Our cost per case and adjusted cost per case decreased $0.04 and $0.03, respectively, in the first 26 weeks of fiscal 2017, as compared to the first 26 weeks of fiscal 2016. This included a $0.03 benefit attributable to lower fuel prices. Keeping our cost per case growth rate flat, after considering the reductions from fuel price, reflects our progress in productivity improvements and cost reductions in our sales, general administrative and supply chain areas. More information on the rationale for our use of adjusted cost per case and reconciliations can be found under "Non-GAAP Reconciliations and Adjusted Cost per Case."

Results of International Foodservice Operations
The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 31, 2016	13-Week Period Ended Dec. 26, 2015	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$2,625,950	$1,280,775	$1,345,175	105.0%
Gross profit	576,215	221,198	355,017	160.5
Operating expenses	491,401	178,986	312,415	174.5
Operating income	$84,814	$42,212	$42,602	100.9%

Gross profit	$576,215	$221,198	$355,017	160.5%
Adjusted operating expenses (Non-GAAP)	465,518	178,400	287,118	160.9
Adjusted operating income (Non-GAAP)	$110,697	$42,798	$67,899	158.6%

	26-Week Period Ended Dec. 31, 2016	26-Week Period Ended Dec. 26, 2015	26-Week Period Ended Change in Dollars	26-Week Period % Change
	(In thousands)
Sales	$5,354,311	$2,671,034	$2,683,277	100.5%
Gross profit	1,174,621	466,660	707,961	151.7
Operating expenses	1,010,372	372,528	637,844	171.2
Operating income	$164,249	$94,132	$70,117	74.5%

Gross profit	$1,174,621	$466,660	$707,961	151.7%
Adjusted operating expenses (Non-GAAP)	960,312	370,699	589,613	159.1
Adjusted operating income (Non-GAAP)	$214,309	$95,961	$118,348	123.3%

Sales
The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	(2.3)%	$(29.3)
Acquisitions (1)	105.7	1,375.3
Foreign currency	—	(4.5)
Other	2.0	3.7
Total sales increase	105.0%	$1,345.2

	Increase (Decrease)
	26-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	(1.3)%	$(35.8)
Acquisitions (1)	100.1	2,715.5
Foreign currency	—	—
Other	1.7	3.5
Total sales increase	100.5%	$2,683.2
(1) The impact of the acquisition of the Brakes Group is included within this line only.
Sales for the second quarter and first 26 weeks of fiscal 2017 were $1.3 billion and $2.7 billion higher than the second quarter and first 26 weeks of fiscal 2016, respectively, primarily due to the Brakes Group, which added $1.3 billion and $2.6 billion, respectively. Our sales in Mexico have increased due to consolidating our joint venture's results in fiscal 2017 which were not consolidated in second quarter and first 26 weeks of fiscal 2016. These increases have been partially offset by a modest decrease in our sales in Canada due to deflation and a soft market environment, primarily in Alberta as a result of the energy market decline in this region.
Operating income increased by $42.6 million and $70.1 million, or 100.9% and 74.5%, for the second quarter and first 26 weeks of fiscal 2017, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016. The Brakes Group performed reasonably well in the United Kingdom amidst a challenging environment and is making progress in managing its supply chain to be more efficient, which we expect to ultimately improve service and reduce costs. Growth in France has been steady, driven by a combination of sales growth and a balanced approach to cost, and Sweden continues to perform favorably. Excluding the Brakes Group, non-GAAP operating income increased 4.4% and 9.9% for the second quarter and first 26 weeks of fiscal 2017, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016, primarily from managing costs effectively in Canada within a deflationary and soft market environment. Our joint ventures in Costa Rica and Mexico also experienced improved operating income performance.
Gross profit dollars increased by $355.0 million and $708.0 million in the second quarter and first 26 weeks of fiscal 2017, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016, primarily attributable to the Brakes Group, which added $353.1 million and $696.2 million in the second quarter and first 26 weeks of fiscal 2017.

Operating expenses for the second quarter and first 26 weeks of fiscal 2017 increased $312.4 million and $637.8 million, respectively, compared to the second quarter and first 26 weeks of fiscal 2016, with $309.3 million and $632.2 million added from the Brakes Group. Certain Items applicable to this segment include acquisition-related costs for the Acquisition and restructuring costs within our Canadian operations and the Brakes Group. Operating expenses for the second quarter and first 26 weeks of fiscal 2017 increased $312.4 million and $637.8 million, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016. Adjusted operating expenses for the second quarter and first 26 weeks of fiscal 2017 increased $287.1 million and $589.6 million, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016.

Results of SYGMA and Other Segment
For SYGMA, sales were 0.9% and 2.4% higher in the second quarter and first 26 weeks of fiscal 2017, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016, primarily from case growth. Case growth was primarily due to increased volume from existing customers, with additional new business also contributing to the growth in the first 26 weeks of fiscal 2017. Operating income decreased by $2.5 million and $2.7 million in the second quarter and first 26 weeks of fiscal 2017, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016.  SYGMA’s profitability has been negatively impacted by rising operating expenses; however, SYGMA continues to make progress against its key business initiatives.

For the operations that are grouped within Other, operating income decreased 40.5%, or $2.6 million, and 31.2%, or $5.4 million, in the second quarter and first 26 weeks of fiscal 2017, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016. These decreases are largely the result of expenses for businesses in the early stage of operations in this segment, partially offset by higher earnings from our hotel lodging supply operations.

Corporate Expenses
Corporate expenses in the second quarter and first 26 weeks of fiscal 2017 increased $33.8 million, or 13.7%, and $43.5 million, or 8.6%, respectively, as compared to the second quarter and first 26 weeks of fiscal 2016. The increase in both periods is primarily attributable to Certain Items. An additional factor impacting the second quarter of fiscal 2017, was an increase in our estimates for our reserves for our self-insurance program, which covers portions of workers’ compensation, general and vehicle liability, due to wage increases and unfavorable claim developments. The increase in the second quarter of fiscal 2017 is partially offset by lower share-based compensation expense. We shifted the grants of our share-based compensation awards, traditionally issued in the second quarter, to the first quarter, which shifted expense to the first quarter of fiscal 2017. This created a variance of $14.8 million as compared to the second quarter of fiscal 2016.
Included in corporate expenses are Certain Items that totaled $39.1 million and $74.9 million in the second quarter and first 26 weeks of fiscal 2017, respectively, as compared to $3.0 million and $13.9 million in the second quarter and first 26 weeks of fiscal 2016. Certain Items impacting the second quarter and first 26 weeks of fiscal 2017 were primarily expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred costs of $27.7 million and $55.9 million in the second quarter and first 26 weeks of fiscal 2017, respectively, to convert to a modernized version of our established platform. We incurred $10.5 million and $17.5 million in the second quarter and first 26 weeks of fiscal 2017, respectively, related to severance charges, professional fees on 3-year financial objectives, and project costs to convert to a modernized version of our established platform in conjunction with our revised business technology strategy. Certain Items for the first 26 weeks of fiscal 2016 primarily related to termination costs incurred during the first quarter of fiscal 2016 in connection with the merger that had been proposed with US Foods.

Interest Expense
Interest expense increased $25.0 million for the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016, due to higher relative debt levels in the second quarter of fiscal 2017. Interest expense decreased $28.3 million for the first 26 weeks of fiscal 2017, as compared to the first 26 weeks of fiscal 2016, due to Certain Item interest costs specific to the first 26 weeks of fiscal 2016, partially offset by higher relative debt levels in the first 26 weeks of fiscal 2017. The first 26 weeks of fiscal 2016 included a loss of $86.5 million in connection with the redemption of the notes issued in fiscal 2015 to fund the merger that was proposed with US Foods. These items, along with interest expense incurred in fiscal 2016 through the date the senior notes were redeemed, are included in our Certain Items. Our interest expense increased $25.0 million and $66.5 million, excluding Certain Items, for the second quarter and first 26 weeks of fiscal 2017, respectively, from the second quarter and first 26 weeks of fiscal 2016 due to higher debt balances from senior notes that were issued in fiscal 2016 and commercial paper borrowings issued in fiscal 2017.

Net Earnings
Net earnings increased 1.0% and 15.9% in the second quarter and first 26 weeks of fiscal 2017, respectively, as compared to the second quarter and first 26 weeks of the prior year due primarily to the items noted above, as well as items impacting our income taxes that are discussed in Note 10, "Income Taxes". Adjusted net earnings increased 15.8% and 18.4% in the second quarter and first 26 weeks of fiscal 2017, respectively, primarily from gross profit growth, strong expense management and the results of the Brakes Group.

Earnings Per Share
Basic and diluted earnings per share in the second quarter of fiscal 2017 were both $0.50, a 4.2% increase from the comparable prior period amounts of $0.48 per share. Adjusted diluted earnings per share in the second quarter of fiscal 2017 were

$0.58, a 20.8% increase from the comparable prior period amount of $0.48 per share. These results were primarily attributable to the factors discussed above related to net earnings in the second quarter of fiscal 2017.
Basic earnings per share in the first 26 weeks of fiscal 2017 were $1.09, a 22.5% increase from the comparable prior period amount of $0.89 per share. Diluted earnings per share in the first 26 weeks of fiscal 2017 were $1.08, a 22.7% increase from the comparable prior period amount of $0.88 per share. Adjusted diluted earnings per share in the first 26 weeks of fiscal 2017 were $1.25, a 25.0% increase from the comparable prior period amount of $1.00 per share. These results were primarily from the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our share repurchases in fiscal 2016 and in the first 26 weeks of fiscal 2017, which generated an approximate year over year impact of $0.02 per share benefit for the first 26 weeks of fiscal 2017, net of interest expense associated with the debt issued to repurchase the shares.

Non-GAAP Reconciliations
Sysco’s results of operations are impacted by restructuring costs consisting of (1) severance charges, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations, and (4) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred costs to convert to a modernized version of our established platform. Our results of operations are also impacted by the following acquisition-related items: (1) intangible amortization expense (2) transaction costs, and (3) integration costs. All acquisition-related costs in fiscal 2017 that have been excluded relate to the Brakes Acquisition. Fiscal 2016 acquisition-related costs, however, include (i) termination costs in connection with the merger that had been proposed with US Foods and (ii) financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. These senior notes were redeemed in the first quarter of fiscal 2016, triggering a redemption loss of $86.5 million, and we incurred interest on these notes through the redemption date. The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. These fiscal 2017 and fiscal 2016 items are collectively referred to as "Certain Items."
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
Although Sysco has a history of growth through acquisitions, the Brakes Group is significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for the second quarter and first 26 weeks of fiscal 2017 to the same period in fiscal 2016. Also, given the significance of the Acquisition, management believes that presenting Sysco’s financial measures, excluding the Brakes Group operating results (including, for this purpose, Brakes Group financing costs, which are not included in the Brakes Group GAAP operating results and are also not Certain Items), enhances comparability of the period over period financial performance of Sysco’s legacy business and allows investors to more effectively measure Sysco’s progress against the financial goals under Sysco’s three-year strategic plan.
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

	13-Week Period Ended Dec. 31, 2016	13-Week Period Ended Dec. 26, 2015	13-Week Period Change in Dollars	13-Week Period % Change (3)
	(In thousands, except for share and per share data)
Sales	$13,457,268	$12,153,626	$1,303,642	10.7%
Impact of Brakes	(1,328,900)	—	(1,328,900)	NM
Sales excluding the impact of Brakes (Non-GAAP)	$12,128,368	$12,153,626	$(25,258)	(0.2)%

Operating expenses (GAAP)	$2,079,446	$1,724,231	$355,215	20.6%
Impact of restructuring costs (1)	(40,089)	(4,281)	(35,808)	NM
Impact of acquisition-related costs (2)	(25,370)	—	(25,370)	NM

Operating expenses adjusted for certain items (Non-GAAP)	$2,013,987	$1,719,950	$294,037	17.1%
Impact of Brakes	$(309,313)	$—	$(309,313)	NM
Impact of Brakes restructuring costs (3)	1,907	—	1,907	NM
Impact of Brakes acquisition-related costs (2)	20,292	—	20,292	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$1,726,873	$1,719,950	$6,923	0.4%

Operating income (GAAP)	$492,417	$432,583	$59,834	13.8%
Impact of restructuring costs (1)	40,089	4,281	35,808	NM
Impact of acquisition-related costs (2)	25,370	—	25,370	NM
Operating income adjusted for certain items (Non-GAAP)	$557,876	$436,864	$121,012	27.7%
Impact of Brakes	$(43,820)	$—	$(43,820)	NM
Impact of Brakes restructuring costs (3)	(1,907)	—	(1,907)	NM
Impact of Brakes acquisition-related costs (2)	(20,292)	—	(20,292)	NM
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$491,857	$436,864	$54,993	12.6%

Operating margin (GAAP)	3.66%	3.56%	0.10%	2.8%
Operating margin (Non-GAAP)	4.15%	3.59%	0.56%	15.5%
Operating margin excluding Certain Items and Brakes (Non-GAAP)	4.06%	3.59%	0.47%	13.2%

Interest expense (GAAP)	$72,231	$47,235	$24,996	52.9%
Impact of acquisition financing costs	—	—	—	NM
Interest expense adjusted for certain items (Non-GAAP)	$72,231	$47,235	$24,996	52.9%

Net earnings (GAAP)	$275,167	$272,399	$2,768	1.0%
Impact of restructuring costs (1)	40,089	4,281	35,808	NM
Impact of acquisition-related costs (2)	25,370	—	25,370	NM
Tax impact of restructuring costs (5)	(15,111)	(1,315)	(13,796)	NM
Tax impact of acquisition-related costs (5)	(6,726)	—	(6,726)	NM
Net earnings adjusted for certain items (Non-GAAP)	$318,789	$275,365	$43,424	15.8%
Impact of Brakes	$(31,876)	$—	$(31,876)	NM
Impact of Brakes restructuring costs (3)	(1,441)	—	(1,441)	NM
Impact of Brakes acquisition-related costs (2)	(15,533)	—	(15,533)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	19,947	—	19,947	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(7,540)	—	(7,540)	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$282,346	$275,365	$6,981	2.5%

Diluted earnings per share (GAAP)	$0.50	$0.48	$0.02	4.2%
Impact of restructuring costs (1)	0.07	0.01	0.06	NM
Impact of acquisition-related costs (2)	0.05	—	0.05	NM
Tax impact of restructuring costs (5)	(0.03)	—	(0.03)	NM
Tax impact of acquisition-related costs (5)	(0.01)	—	(0.01)	62.9
Diluted EPS adjusted for certain items (Non-GAAP) (4)	$0.58	$0.48	$0.10	20.8%
Impact of Brakes	$(0.06)	$—	$(0.06)	NM

Impact of Brakes restructuring costs (3)	—	—	—	NM
Impact of Brakes acquisition-related costs (2)	(0.03)	—	(0.03)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	0.04	—	0.04	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(0.01)	—	(0.01)	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP) (7)	$0.51	$0.48	$0.03	7.0%
Total Brakes accretion	$0.07	$—	$0.07	NM

(1) Includes $28 million in accelerated depreciation associated with our revised business technology strategy and $12 million related to severance charges, professional fees on 3-year financial objectives, restructuring expenses within our Brakes Group operations and costs to convert to legacy systems in conjunction with our revised business technology strategy.
(2) Fiscal 2017 Includes $19 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group and $6 million in transaction costs. Fiscal 2016 includes US Foods merger termination costs.
(3) Includes Brakes Acquisition restructuring charges.
(4) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
(5) The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.
(6) Sysco Corporation issued debt to fund the Brakes Acquisition. The interest expense arising from the debt issued is attributed to the incremental impact of the Brakes Group operating results, even though it is not a direct obligation of the Brakes Group and is not considered a Certain Item.
NM represent that the percentage change is not meaningful.

	26-Week Period Ended Dec. 31, 2016	26-Week Period Ended Dec. 26, 2015	26-Week Period Change in Dollars	26-Week Period % Change
Sales	$27,425,922	$24,716,237	$2,709,685	11.0%
Impact of Brakes	(2,612,423)	—	(2,612,423)	NM
Sales excluding the impact of Brakes (Non-GAAP)	$24,813,499	$24,716,237	$97,262	0.4%

Operating expenses (GAAP)	$4,204,532	$3,468,752	$735,780	21.2%
Impact of restructuring costs (1)	(78,374)	(7,470)	(70,904)	NM
Impact of acquisition-related costs (2)	(47,079)	(9,816)	(37,263)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$4,079,079	$3,451,466	$627,613	18.2%
Impact of Brakes	$(632,156)	$—	$(632,156)	NM
Impact of Brakes restructuring costs (3)	4,981	—	4,981	NM
Impact of Brakes acquisition-related costs (2)	39,790	—	39,790	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$3,491,694	$3,451,466	$40,228	1.2%

Operating income (GAAP)	$1,059,250	$926,057	$133,193	14.4%
Impact of restructuring costs (1)	78,374	7,470	70,904	NM
Impact of acquisition-related costs (2)	47,079	9,816	37,263	NM
Operating income adjusted for certain items (Non-GAAP)	$1,184,703	$943,343	$241,360	25.6%
Impact of Brakes	$(64,029)	$—	$(64,029)	NM
Impact of Brakes restructuring costs (3)	(4,981)	—	(4,981)	NM
Impact of Brakes acquisition-related costs (2)	(39,790)	—	(39,790)	NM

Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$1,075,903	$943,343	$132,560	14.1%

Operating margin (GAAP)	3.86%	3.75%	0.11%	2.9%
Operating margin (Non-GAAP)	4.32%	3.82%	0.50%	13.1%
Operating margin excluding Certain Items and Brakes (Non-GAAP)	4.34%	3.82%	0.52%	13.6%

Interest expense (GAAP)	$145,854	$174,142	$(28,288)	(16.2)%
Impact of acquisition financing costs	—	(94,835)	94,835	NM
Interest expense adjusted for certain items (Non-GAAP)	$145,854	$79,307	$66,547	83.9%

Net earnings (GAAP)	599,054	516,819	82,235	15.9%
Impact of restructuring costs (1)	78,374	7,470	70,904	NM
Impact of acquisition-related costs (2)	47,079	9,816	37,263	NM
Impact of acquisition financing costs	—	94,835	(94,835)	NM
Tax impact of restructuring costs (5)	(19,072)	(2,787)	(16,285)	NM
Tax impact of acquisition-related costs (5)	(10,528)	(3,662)	(6,866)	NM
Tax impact of acquisition financing costs (5)	—	(35,383)	35,383	NM
Net earnings adjusted for certain items (Non-GAAP)	$694,907	$587,108	$107,799	18.4%
Impact of Brakes	$(50,728)	$—	$(50,728)	NM
Impact of Brakes restructuring costs (3)	(3,887)	—	(3,887)	NM
Impact of Brakes acquisition-related costs (2)	(31,047)	—	(31,047)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	39,682	—	39,682	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(15,000)	—	(15,000)	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$633,927	$587,108	$46,819	8.0%

Diluted earnings per share (GAAP)	$1.08	$0.88	$0.20	22.7%
Impact of restructuring costs (1)	0.14	0.01	0.13	NM
Impact of acquisition-related costs (2)	0.08	0.02	0.06	NM
Impact of acquisition financing costs	—	0.16	(0.16)	NM
Tax impact of restructuring costs (5)	(0.03)	—	(0.03)	NM
Tax impact of acquisition-related costs (5)	(0.02)	(0.01)	(0.01)	NM
Tax impact of acquisition financing costs (5)	—	(0.06)	0.06	NM
Diluted EPS adjusted for certain items (Non-GAAP) (4)	$1.25	$1.00	$0.25	25.0%
Impact of Brakes	$(0.09)	$—	$(0.09)	NM
Impact of Brakes restructuring costs (3)	(0.01)	—	(0.01)	NM
Impact of Brakes acquisition-related costs (2)	(0.06)	—	(0.06)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	0.07	—	0.07	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(0.03)	—	(0.03)	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP) (4)	$1.14	$1.00	$0.14	14.0%
Total Brakes accretion	$0.11	$—	$0.11	NM

(1) Includes $56 million in accelerated depreciation associated with our revised business technology strategy and $22 million related to severance charges, professional fees on 3-year financial objectives, restructuring expenses within our Brakes Group operations and costs to convert to legacy systems in conjunction with our revised business technology strategy.
(2) Fiscal 2017 includes $38 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group and $9 million in transaction costs. Fiscal 2016 includes US Foods merger termination costs.
(3) Includes the Brakes Acquisition restructuring charges.
(4) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
(5) The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred. The adjustments also include $7 million in non-deductible transaction costs and $4 million in other one-time costs related to the Brakes Acquisition.
(6) Sysco Corporation issued debt to fund the Brakes Acquisition. The interest expense arising from the debt issued is attributed to the incremental impact of Brakes operating results, even though it is not a direct obligation of the Brakes Group and is not considered a Certain Item.
NM represent that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented:

	13-Week Period Ended Dec. 31, 2016	13-Week Period Ended Dec. 26, 2015	13-Week Period Ended Change in Dollars	13-Week Period % Change
U.S. FOODSERVICE OPERATIONS
Sales (GAAP)	$9,085,565	$9,135,326	$(49,761)	(0.5)%
Gross Profit (GAAP)	1,823,023	1,759,390	63,633	3.6
Gross Margin (GAAP)	20.1%	19.3%	0.7%	3.5%

Operating expenses (GAAP)	$1,141,701	$1,134,174	$7,527	0.7%
Impact of restructuring costs	(470)	(561)	91	NM
Operating expenses adjusted for certain items (Non-GAAP)	$1,141,231	$1,133,613	$7,618	0.7%

Operating income (GAAP)	$681,321	$625,216	$56,105	9.0%
Impact of restructuring costs	470	561	(91)	NM
Operating income adjusted for certain items (Non-GAAP)	$681,791	$625,777	$56,014	9.0%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$2,625,949	$1,280,775	$1,345,174	NM
Gross Profit (GAAP)	576,215	221,198	355,017	NM
Gross Margin (GAAP)	21.9%	17.3%	4.6%	26.6%

Operating expenses (GAAP)	$491,401	$178,986	$312,415	NM
Impact of restructuring costs (1)	(5,590)	(586)	(5,004)	NM
Impact of acquisition-related costs (2)	(20,293)	—	(20,293)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$465,518	$178,400	$287,118	NM
Impact of Brakes	(309,313)	—	(309,313)	NM
Impact of Brakes restructuring costs	1,907	—	1,907	NM
Impact of Brakes acquisition-related costs	20,292	—	20,292	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$178,404	$178,400	$4	—%

Operating income (GAAP)	$84,814	$42,212	$42,602	NM
Impact of restructuring costs (1)	5,590	586	5,004	NM
Impact of acquisition related costs (2)	20,293	—	20,293	NM
Operating income adjusted for certain items (Non-GAAP)	$110,697	$42,798	$67,899	NM
Impact of Brakes	(43,820)	—	(43,820)	NM
Impact of Brakes restructuring costs	(1,907)	—	(1,907)	NM
Impact of Brakes acquisition-related costs	(20,292)	—	(20,292)	NM
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$44,678	$42,798	$1,880	4.4%
(1) Fiscal 2017 includes acquisition-related costs, restructuring charges and other severance charges.
(2) Fiscal 2017 includes $19 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.
NM represent that the percentage change is not meaningful.

U.S. FOODSERVICE OPERATIONS	26-Week Period Ended Dec. 31, 2016	26-Week Period Ended Dec. 26, 2015	26-Week Period Change in Dollars	26-Week Period % Change
Sales (GAAP)	$18,566,681	$18,543,249	$23,432	0.1%
Gross Profit (GAAP)	3,736,138	3,593,744	142,394	4.0
Gross Margin (GAAP)	20.1%	19.4%	0.7%	3.5

Operating expenses (GAAP)	$2,309,585	$2,281,859	$27,726	1.2%
Impact of restructuring costs	(470)	(1,433)	963	NM
Operating expenses adjusted for certain items (Non-GAAP)	$2,309,115	$2,280,426	$28,689	1.3%

Operating income (GAAP)	$1,426,552	$1,311,885	$114,667	8.7%
Impact of restructuring costs	470	1,433	(963)	NM
Operating income adjusted for certain items (Non-GAAP)	$1,427,022	$1,313,318	$113,704	8.7%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$5,354,310	$2,671,034	$2,683,276	NM
Gross Profit (GAAP)	1,174,621	466,660	707,961	NM
Gross Margin (GAAP)	21.9%	17.5%	4.4%	25.1%

Operating expenses (GAAP)	$1,010,372	$372,528	$637,844	NM
Impact of restructuring costs (1)	(10,271)	(1,829)	(8,442)	NM
Impact of acquisition-related costs (2)	(39,790)	—	(39,790)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$960,312	$370,699	$589,613	NM
Impact of Brakes	$(632,156)	$—	$(632,156)	NM
Impact of Brakes restructuring costs	4,981	—	4,981	NM
Impact of Brakes acquisition-related costs	39,790	—	39,790	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$372,927	$370,699	$2,228	0.6%

Operating income (GAAP)	$164,249	$94,132	$70,117	74.49%
Impact of restructuring costs (1)	10,271	1,829	8,442	NM
Impact of acquisition related costs (2)	39,790	—	39,790	NM
Operating income adjusted for certain items (Non-GAAP)	$214,309	$95,961	$118,348	NM
Impact of Brakes	$(64,029)	$—	$(64,029)	NM
Impact of Brakes restructuring costs	(4,981)	—	(4,981)	NM
Impact of Brakes acquisition-related costs	(39,790)	—	(39,790)	NM
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$105,509	$95,961	$9,548	9.9%
(1) Fiscal 2017 includes acquisition-related costs, restructuring charges and other severance charges.
(2) Fiscal 2017 includes $38 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.
NM represent that the percentage change is not meaningful.

Adjusted Cost per Case

Cost per case is an important metric management uses to measure our expense performance. This metric is calculated by dividing the total operating expense of our U.S. Broadline companies by the number of cases sold. Adjusted cost per case is calculated similarly; however, the operating expense component excludes Certain Items applicable to these companies, prior to dividing by the number of cases sold. In the first 26 weeks of fiscal 2017, the U.S. Broadline operations represented approximately 92% of the U.S. Foodservice Operations segment's sales and nearly 85% of its operating expenses. We seek to grow our sales and reduce our costs on a per-case basis.

In the table that follows, the change in adjusted cost per case is reconciled to cost per case for the 13-week and 26-week periods in fiscal 2017.

	13-Week Period Change	26-Week Period Change
Decrease in cost per case	$(0.026)	$(0.036)
Impact of Certain Items (1)	(0.002)	(0.003)
Decrease in adjusted cost per case (Non-GAAP basis)	$(0.024)	$(0.033)
(1) For all periods, the impact of Certain Items excludes charges for restructuring costs, primarily related to severance charges.

Three-Year Financial Targets

Sysco management considers adjusted ROIC to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company's long-term capital investments. In addition, we have targets and expectations that are based on adjusted results including an ROIC target of 15%, We cannot predict with certainty when we will achieve these results or whether the calculation of our ROIC in such future period will be on an adjusted basis due to the effect of certain items, which would be excluded from such calculation. Due to these uncertainties, to the extent our future calculation of ROIC is on an adjusted basis excluding certain items, we cannot provide a quantitative reconciliation of this non-GAAP measure to the most directly comparable GAAP measure without unreasonable effort. However, we would expect to calculate adjusted ROIC, if applicable, in the same manner as we have calculated this historically. All components of our adjusted ROIC calculation would be impacted by Certain Items. We calculate adjusted ROIC as adjusted net earnings divided by (i) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year.

Form of calculation:
Net earnings (GAAP)
Impact of Certain Items on net earnings
Adjusted net earnings (Non-GAAP)

Invested Capital (GAAP)
Adjustments to invested capital
Adjusted Invested capital (GAAP)

Return on investment capital (GAAP)
Return on investment capital (Non-GAAP)

We are half way through the three-year period under our strategic plan and are measuring our operating income performance against our targets on an adjusted basis. The following reconciles operating income cumulative growth from an adjusted to a GAAP basis.

	Year Ended

	July 2, 2016	June 27, 2015	Period Change $	26-Week Period Ended Dec. 31, 2016	26-Week Period Ended Dec 26, 2015	Period Change $	Cumulative 18-month Change $ results
Sales	$50,366,919	$48,680,752	$1,686,167	$27,425,922	$24,716,237	$2,709,685
Impact of Brakes	—	—	—	(2,612,423)	—	(2,612,423)
Sales excluding the impact of Brakes (Non-GAAP)	$50,366,919	$48,680,752	$1,686,167	$24,813,499	$24,716,237	$97,262

Gross profit	$9,040,472	$8,551,516	$488,956	$5,263,782	$4,394,809	$868,973
Impact of Brakes	—	—	—	(696,184)	—	(696,184)
Gross profit excluding the impact of Brakes (Non-GAAP)	$9,040,472	$8,551,516	$488,956	$4,567,598	$4,394,809	$172,789

Gross margin	17.95%	17.57%	0.38%	19.19%	17.78%	1.41%
Impact of Brakes	—	—	—	0.79%	—	0.79%
Gross margin excluding the impact of Brakes (Non-GAAP)	17.95%	17.57%	0.38%	18.41%	17.78%	0.63%

Operating expenses (GAAP)	$7,189,972	$7,322,154	$(132,182)	$4,204,532	$3,468,752	$735,780
Impact of restructuring costs (1)	(123,134)	(7,801)	(115,333)	(78,374)	(7,470)	(70,904)
Impact of acquisition-related costs (2)	(35,614)	(554,667)	519,052	(47,079)	(9,816)	(37,264)
Operating expenses adjusted for certain items (Non-GAAP)	$7,031,224	$6,759,686	$271,537	$4,079,079	$3,451,466	$627,613
Impact of Brakes	—	—	—	(632,156)	—	(632,156)
Impact of Brakes restructuring costs (3)	—	—	—	4,981	—	4,981
Impact of Brakes acquisition-related costs (2)	—	—	—	39,790	—	39,790
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$7,031,224	$6,759,686	$271,537	$3,491,694	$3,451,466	$40,228

Operating income (GAAP)	$1,850,500	$1,229,362	$621,138	$1,059,250	$926,057	$133,193	$754,331
Impact of restructuring costs (1)	123,134	7,801	115,333	78,374	7,470	70,904	186,237
Impact of acquisition-related costs (2)	35,614	554,667	(519,052)	47,079	9,816	37,264	(481,789)
Operating income adjusted for certain items (Non-GAAP)	$2,009,248	$1,791,830	$217,419	$1,184,703	$943,343	$241,360	$458,778
Impact of Brakes	—	—	—	(64,029)	—	(64,029)	(64,029)
Impact of Brakes restructuring costs (3)	—	—	—	(4,981)	—	(4,981)	(4,981)
Impact of Brakes acquisition-related costs (2)	—	—	—	(39,790)	—	(39,790)	(39,790)
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$2,009,248	$1,791,830	$217,419	$1,075,903	$943,343	$132,560	$349,979

(1) Includes $56 million in accelerated depreciation associated with our revised business technology strategy and $22 million related to severance charges and restructuring expenses within our Brakes operations in fiscal 2017. Includes professional fees on 3-year financial objectives and costs to convert to legacy systems in conjunction with our revised business technology strategy in fiscal 2017 and fiscal 2016.

(2) Fiscal 2017 includes $38 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $9 million in transaction costs. Fiscal 2016 includes US Foods merger integration and termination costs.

(3) Includes Brakes Acquisition restructuring charges.

Additional targets and expectations include our adjusted operating income target that we expect to achieve by fiscal 2018 and our expectations that the Brakes Acquisition will be accretive to earnings per share stated on an adjusted basis. Due to uncertainties in projecting Certain Items, we cannot provide a quantitative reconciliation of these non-GAAP measures to the most directly comparable GAAP measures without unreasonable effort. However, we would expect to calculate these adjusted results in the same manner as the reconciliations provided for the historical periods that are presented herein. The impact of future Certain Items could cause projected non-GAAP amounts to differ significantly from our GAAP results.

Liquidity and Capital Resources
Highlights
Comparisons of the cash flows from the first 26 weeks of fiscal 2017 to the first 26 weeks of fiscal 2016:

•	Cash flows from operations were $604.9 million in 2017, compared to $468.9 million in 2016;

•	Capital expenditures totaled $285.7 million in 2017, compared to $248.2 million in 2016;

•	Free cash flow was $330.9 million in 2017, compared to $231.5 million in 2016 (see "Non-GAAP reconciliation" below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses, net of cash received, was $2.9 billion in 2017, compared to $98.2 million in 2016;

•	Commercial paper and net bank borrowings were $1.0 billion in 2017, compared to no bank borrowings in 2016;

•	Dividends paid were $343.4 million in 2017, compared to $348.4 million in 2016; and

•	Cash paid for treasury stock repurchases was $1.2 billion in 2017, compared to $1.5 billion in 2016.

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
Our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations. Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. As of December 31, 2016, we had $847.3 million in cash and cash equivalents, approximately 73.0% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

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

Cash Flows
Operating Activities
We generated $604.9 million in cash flows from operations in the first 26 weeks of fiscal 2017, compared to cash flows of $468.9 million in the first 26 weeks of fiscal 2016. This increase of $136.0 million year-over-year was largely attributable to a favorable comparison on accrued expenses and improved working capital management. These were partially offset by increased tax payments. The cash impact of our Certain Items decreased $210.4 million year-over-year. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations.
The positive comparison on accrued expenses was primarily due to $312.5 million in US Foods merger termination fees that were paid in the first 26 weeks of fiscal 2016, partially offset by a $58.4 million decrease from incentive payments. Our annual incentive payments from the prior fiscal year are paid in the first quarter of each fiscal year, and our fiscal 2016 performance resulted in higher incentive payments as compared to our fiscal 2015 performance.
Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a positive impact of $58.8 million on the period-over-period comparison of cash flow from operations. We made seasonal investments in net working capital in both periods; however, the amount required in the first 26 weeks of fiscal 2017 was less than in the first 26 weeks of fiscal 2016 partially due to improved working capital management. These improvements were partially offset by increased inventories that resulted from our second quarter of fiscal 2017 ending during a holiday period.
Our tax payments in the first 26 weeks of fiscal 2017 were higher than in the first 26 weeks of fiscal 2016 by $426.5 million. Sysco's fourth quarter fiscal 2016 U.S. estimated federal tax payment was deferred to the second quarter of fiscal 2017 due to a disaster area designation for companies located in the Houston area, the location of our corporate headquarters. Additionally, we experienced lower tax payments in the first 26 weeks of fiscal 2016 due to changes in tax elections allowing us to accelerate tax deductions from method changes and from the US Foods merger termination fees.

Investing Activities
Our capital expenditures in the first 26 weeks of fiscal 2017 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment. Our capital expenditures in the first 26 weeks of fiscal 2017 are higher by $37.5 million as compared to the second quarter of fiscal 2016.
During the first 26 weeks of fiscal 2017, we paid cash of $2.9 billion for acquisitions made during fiscal 2017, net of cash acquired primarily for the Acquisition.

Free Cash Flow
Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. Our free cash flow for the first 26 weeks of fiscal 2017 increased by $99.4 million, to $330.9 million, as compared to the first 26 weeks of fiscal 2016. Our cash requirements for our Certain Items were $210.4 million lower in the first 26 weeks of fiscal 2017 than in the first 26 weeks of fiscal 2016, which increased free cash flow as a result. The Certain Items payments for the first 26 weeks of fiscal 2016 included US Foods merger termination fees discussed above. The increase was partially offset by increased additions to plant and equipment.

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

	26-Week Period Ended Dec. 31, 2016	26-Week Period Ended Dec. 26, 2015
	(In thousands)
Net cash provided by operating activities (GAAP)	$604,924	$468,881
Additions to plant and equipment	(285,692)	(248,233)
Proceeds from sales of plant and equipment	11,639	10,827
Free Cash Flow (Non-GAAP)	$330,871	$231,475

Financing Activities
Equity Transactions
Proceeds from exercises of share-based compensation awards were $113.9 million in the first 26 weeks of fiscal 2017, as compared to $132.0 million in the first 26 weeks of fiscal 2016. The decrease in proceeds in the first 26 weeks of fiscal 2017 was due to a decrease in the number of options exercised in this period, as compared to the first 26 weeks of fiscal 2016. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.
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
We purchased 22.7 million shares during the first 26 weeks of fiscal 2017 for $1.2 billion, resulting in a remaining authorization under both programs of approximately $689.9 million. There were 32.3 million shares repurchased in the first 26 weeks of fiscal 2016 for $1.5 billion.  We purchased 1.4 million additional shares under these authorizations through January 20, 2017. The number of shares we repurchase during the remainder of fiscal 2017 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.
Dividends paid in the first 26 weeks of fiscal 2017 were $343.4 million, or $0.62 per share, as compared to $348.4 million, or $0.60 per share, in the first 26 weeks of fiscal 2016.  In November 2016, we declared our regular quarterly dividend for the second quarter of fiscal 2017 of $0.33 per share, which was paid in January 2017.

Debt Activity and Borrowing Availability
Our debt activity and borrowing availability is described in Note 6, "Debt" Our outstanding borrowings at December 31, 2016, and subsequently, are disclosed within that note. Updated amounts through January 20, 2017, include:

•	$1.1 billion outstanding from our commercial paper program

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.
During the first 26 weeks of fiscal 2017 and 2016, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.71% and 0.39%, respectively.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about:

•	expectations regarding long-term consumer demand;

•	expectations regarding earnings per share growth and the factors impacting it, including the earnings per share impact of the Brakes Acquisition, and its estimated intangible amortization expense;

•	expectations regarding future fuel costs;

•	SYGMA’s progress against key business initiatives and three-year financial targets;

•	Sysco's ability to leverage gross profit and expense growth;

•	the ability of the Brakes Group to manage its supply chain, and the related anticipated benefits;

•	anticipated fuel needs for the remainder of fiscal 2017 and fiscal 2018;

•	the impact of general economic conditions on our business and our industry;

•	expectations and goals related to cost per case for our U.S. Broadline companies;

•	expectations regarding the allocation of cash generated from operations;

•	Sysco’s expectations regarding cash held by international subsidiaries;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and maintain sufficient liquidity;

•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;

•	our expectations regarding the impact of seasonal trends on cash flow from operations and free cash flow;

•	our strategy and expectations regarding share repurchases; and

•	expectations related to our forward diesel fuel commitments.

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

•	the impact of unexpected future changes to our business initiatives based on management’s subjective evaluation of our overall business needs;

•	the risk that competition in our industry may adversely impact our margins and our ability to retain customers and make it difficult for us to maintain our market share, growth rate and profitability;

•	the risk that we may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs;

•	the risk of interruption of supplies and increase in product costs as a result of conditions beyond our control;

•	the potential impact on our reputation and earnings of adverse publicity or lack of confidence in our products;

•	risks related to unfavorable changes to the mix of locally managed customers versus corporate-managed customers;

•	the risk that we may not realize anticipated benefits from our operating cost reduction efforts;

•	difficulties in successfully expanding into international markets and complimentary lines of business;

•	the potential impact of product liability claims;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;

•	risks related to our ability to effectively finance and integrate acquired businesses;

•	risks related to our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;

•	our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;

•
the risk that the implementation of various initiatives, the timing and successful completion of acquisitions, construction schedules and the possibility that other cash requirements could result in delays or cancellations of capital spending;

•
the risk that the results of the referendum on June 23, 2016 in the United Kingdom to exit the European Union, commonly referred to as Brexit, may adversely impact our operations in the United Kingdom, including those of the Brakes Group;

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

Interest Rate Risk
At December 31, 2016, there were $1.0 billion in commercial paper issuances outstanding. Total debt as of December 31, 2016 was $8.3 billion, of which approximately 60% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk
Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. During the first 26 weeks of fiscal 2017 and fiscal 2016, fuel costs related to outbound deliveries represented approximately 0.4% of sales in both periods.
We have used both forward purchase contracts and fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of December 31, 2016, we had forward diesel fuel commitments totaling approximately $102.1 million through June 2017 and fuel swap contracts with notional amounts of $32.4 million through November 2017. These contracts will lock in the price of approximately 35% of our fuel purchase needs for the remainder of fiscal 2017 and into fiscal 2018. Our remaining fuel purchase needs will occur at market rates, unless contracted for a fixed price at a later date.

Foreign Currency Risk
See Note 5, "Derivative Financial Instruments", for a discussion of our foreign currency risk hedging.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level. Sysco closed the Brakes Acquisition on July 5, 2016, and the Brakes Group's total assets and sales constituted 23.9% and 9.5%, respectively, of Sysco's consolidated total assets and sales as shown on our consolidated financial statements as of and for the 26 weeks ended December 31, 2016. As the Acquisition occurred in the first quarter of 2017, we excluded the internal control over financial reporting of the Brakes Group entities from the scope of our assessment of the effectiveness of Sysco’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Brakes Acquisition had a material impact on internal control over financial reporting.  Due to the timing of the Brakes Acquisition, we will exclude the internal control over financial reporting of the Brakes Group from our evaluation of internal control over financial reporting of the Company for the year ending July 1, 2017.  This exclusion is in accordance with general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting in the first year of consolidating an acquired business, if specified conditions are satisfied.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended July 2, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the first 26 weeks of fiscal 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
October 2 - October 29	4,139,594	$48.33	4,139,253	—
Month #2
October 30 - November 26	3,750,346	50.94	3,732,110	—
Month #3
November 27 - December 31	3,751,518	54.72	3,747,619	—

Total	11,641,458	$51.23	11,618,982	—

(1) The total number of shares purchased includes 341, 18,236 and 3,899 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We routinely engage in share repurchase programs.  In June 2015, our Board of Directors approved a repurchase program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution.  This share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for "Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs." In addition, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million. The authorization expires on August 21, 2017.

We purchased 22.7 million shares during the first 26 weeks of fiscal 2017, resulting in a remaining authorization under both programs of approximately $689.9 million. We purchased 32.3 million shares in the first 26 weeks of fiscal 2016. We purchased 1.4 million additional shares under these authorizations through January 22, 2017. The number of shares we repurchase during the remainder of fiscal 2017 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

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

Date: February 6, 2017

	By	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: February 6, 2017

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1#†	—	Amendment 2016-1 to the Sysco Corporation Management Savings Plan adopted effective November 15, 2016.

10.2	—
Credit Agreement dated November 2, 2016 between Sysco Corporation, JP Morgan Chase Bank, N.A., as Administrative Agent, and certain Lenders and Guarantors party thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 7, 2016 (File No. 1-6544).

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Review Report from Ernst & Young LLP dated February 6, 2017, re: unaudited financial statements.

15.2#	—	Acknowledgment letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 filed with the SEC on February 6, 2017, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of December 31, 2016, July 2, 2016 and December 26, 2015, (ii) Consolidated Results of Operations for the thirteen and twenty six week periods ended December 31, 2016 and December 26, 2015, (iii) Consolidated Statements of Comprehensive Income for the thirteen and twenty six week periods ended December 31, 2016 and December 26, 2015, (iv) Consolidated Cash Flows for the twenty six week periods ended December 31, 2016 and December 26, 2015, and (v) the Notes to Consolidated Financial Statements.

___________
† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith