Form 10-Q
period 2017-04-01
SYSCO CORP
filed 2017-05-09
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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
Yes  ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

535,197,556 shares of common stock were outstanding as of April 21, 2017.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Apr. 1, 2017	Jul. 2, 2016	Mar. 26, 2016
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$855,133	$3,919,300	$610,838
Accounts and notes receivable, less allowances of $56,525, $37,880, and $66,066	4,282,038	3,380,971	3,509,438
Inventories	2,944,327	2,639,174	2,703,635
Prepaid expenses and other current assets	139,298	114,454	119,408
Prepaid income taxes	104,765	—	16,714
Total current assets	8,325,561	10,053,899	6,960,033
Long-term assets
Plant and equipment at cost, less depreciation	4,271,707	3,880,442	3,900,470
Goodwill	3,767,906	2,121,661	2,079,529
Intangibles, less amortization	1,085,946	207,461	193,672
Deferred income taxes	190,145	207,320	—
Other assets	279,635	251,021	217,390
Total long-term assets	9,595,339	6,667,905	6,391,061
Total assets	$17,920,900	$16,721,804	$13,351,094
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$24,676	$89,563	$79,836
Accounts payable	3,849,670	2,935,982	2,906,651
Accrued expenses	1,328,773	1,289,312	1,118,410
Accrued income taxes	—	110,690	—
Current maturities of long-term debt	526,691	8,909	7,175
Total current liabilities	5,729,810	4,434,456	4,112,072
Long-term liabilities
Long-term debt	8,026,617	7,336,930	4,274,884
Deferred income taxes	185,178	26,942	107,136
Other long-term liabilities	1,568,523	1,368,482	810,642
Total long-term liabilities	9,780,318	8,732,354	5,192,662
Commitments and contingencies
Noncontrolling interest	80,244	75,386	76,929
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,307,914	1,281,140	1,039,236
Retained earnings	9,317,377	9,006,138	8,964,542
Accumulated other comprehensive loss	(1,505,437)	(1,358,118)	(988,101)
Treasury stock at cost, 229,075,540, 205,577,484 and 200,223,397 shares	(7,554,501)	(6,214,727)	(5,811,421)
Total shareholders' equity	2,330,528	3,479,608	3,969,431
Total liabilities and shareholders' equity	$17,920,900	$16,721,804	$13,351,094
Note: The July 2, 2016 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2017	Mar. 26, 2016	Apr. 1, 2017	Mar. 26, 2016
Sales	$13,524,172	$12,002,791	$40,950,094	$36,719,028
Cost of sales	10,990,037	9,859,966	33,152,177	30,181,394
Gross profit	2,534,135	2,142,825	7,797,917	6,537,634
Operating expenses	2,098,173	1,765,207	6,302,705	5,233,959
Operating income	435,962	377,618	1,495,212	1,303,675
Interest expense	81,004	57,699	226,858	231,841
Other expense (income), net	(4,815)	(6,952)	(14,351)	(29,956)
Earnings before income taxes	359,773	326,871	1,282,705	1,101,790
Income taxes	121,495	109,735	445,373	367,835
Net earnings	$238,278	$217,136	$837,332	$733,955

Net earnings:
Basic earnings per share	$0.44	$0.38	$1.53	$1.27
Diluted earnings per share	0.44	0.38	1.52	1.26

Average shares outstanding	539,291,561	566,487,516	546,619,776	576,651,249
Diluted shares outstanding	544,068,915	570,814,798	551,797,431	580,980,865

Dividends declared per common share	$0.33	$0.31	$0.97	$0.92
 See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2017	Mar. 26, 2016	Apr. 1, 2017	Mar. 26, 2016
Net earnings	$238,278	$217,136	$837,332	$733,955
Other comprehensive income (loss):
Foreign currency translation adjustment	89,799	50,373	(189,884)	(81,309)
Items presented net of tax:
Changes in cash flow hedges	(2,941)	1,769	8,153	1,435
Change in net investment hedge	(16,464)	—	8,797	—
Amortization of prior service cost	1,752	1,715	5,256	5,145
Amortization of actuarial loss, net	5,013	3,275	20,359	9,825
Total other comprehensive income (loss)	77,159	57,132	(147,319)	(64,904)
Comprehensive income	$315,437	$274,268	$690,013	$669,051
 See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	39-Week Period Ended
	Apr. 1, 2017	Mar. 26, 2016
Cash flows from operating activities:
Net earnings	$837,332	$733,955
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	65,560	66,333
Depreciation and amortization	667,275	460,664
Amortization of debt issuance and other debt-related costs	25,156	36,088
Loss on extinguishment of debt	—	86,460
Deferred income taxes	(40,286)	125,527
Provision for losses on receivables	14,483	15,596
Other non-cash items	(338)	(18,918)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(287,758)	(174,826)
(Increase) in inventories	(80,660)	(6,825)
Decrease in prepaid expenses and other current assets	5,827	20,530
Increase in accounts payable	318,760	11,358
(Decrease) in accrued expenses	(253,577)	(357,503)
(Decrease) increase in accrued income taxes	(182,089)	93,601
(Increase) decrease in other assets	(42,669)	4,954
Increase (decrease) in other long-term liabilities	11,756	(84,076)
Excess tax benefits from share-based compensation arrangements	(33,997)	(23,937)
Net cash provided by operating activities	1,024,775	988,981
Cash flows from investing activities:
Additions to plant and equipment	(413,776)	(360,883)
Proceeds from sales of plant and equipment	19,091	12,623
Acquisition of businesses, net of cash acquired	(2,910,461)	(167,701)
Decrease in restricted cash	—	168,274
Purchase of foreign currency options	—	(34,648)
Net cash used for investing activities	(3,305,146)	(382,335)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	1,286,452	—
Other debt borrowings	2,010	2,028,639
Other debt repayments	(146,780)	(77,842)
Redemption of senior notes	—	(5,050,000)
Debt issuance costs	(5,094)	(20,491)
Cash paid for settlement of cash flow hedge	—	(6,134)
Cash received from termination of interest rate swap agreements	—	14,496
Proceeds from stock option exercises	175,332	222,798
Treasury stock purchases	(1,531,074)	(1,711,481)
Dividends paid	(521,806)	(523,665)
Excess tax benefits from share-based compensation arrangements	33,997	23,937
Net cash used for financing activities	(706,963)	(5,099,743)
Effect of exchange rates on cash and cash equivalents	(76,833)	(26,109)
Net decrease in cash and cash equivalents	(3,064,167)	(4,519,206)
Cash and cash equivalents at beginning of period	3,919,300	5,130,044
Cash and cash equivalents at end of period	$855,133	$610,838
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$263,421	$158,957
Income taxes	673,076	165,904
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
On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group. This is further described in Note 3, "Acquisitions". This acquisition, combined with a change in how the chief operating decision maker assesses performance and allocates resources, resulted in a change in the company's segment reporting. This is further described in Note 12, "Business Segment Information."
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's fiscal 2016 Annual Report on Form 10-K, as recast by the Current Report on Form 8-K filed on February 6, 2017. Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.
The interim financial information herein has been reviewed by Ernst & Young LLP, independent registered public accounting firm, in accordance with established professional standards and procedures for such a review. A Review Report of Independent Registered Public Accounting Firm has been issued by Ernst & Young LLP and is included as Exhibit 15.1 to this Form 10-Q.

2.  NEW ACCOUNTING STANDARDS
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, which is the first quarter of fiscal 2019 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

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

3.  ACQUISITIONS
During the first 39 weeks of fiscal 2017, the company paid cash of $2.9 billion for acquisitions, net of cash acquired. Certain prior year acquisitions involved contingent consideration that included earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of April 1, 2017, aggregate contingent consideration outstanding was $18.2 million, of which $3.9 million was recorded as earnout liabilities.
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

The purchase price was allocated based on the company’s preliminary estimated fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Preliminary Purchase Price Allocation
Accounts receivable	$720,053
Inventory	248,031
Plant and equipment	595,321
Other assets	10,002
Goodwill and other intangibles (1)	2,796,470
Total assets	4,369,877
Accounts payable	(736,881)
Accrued expenses	(242,743)
Deferred tax liabilities	(201,777)
Other liabilities	(277,934)
Total consideration, net of cash acquired	$2,910,542

(1)
The excess purchase price of $1.8 billion was assigned to goodwill, none of which is deductible for income tax purposes. This goodwill has been assigned to the International Foodservice Operations reportable segment. Intangible assets added include customer relationships of $897.8 million with a weighted average life of 12 years and trademarks and trade names of $140.6 million that are indefinite lived assets. Amortization expense is recognized on a straight line basis and was $56.6 million for the first 39 weeks of fiscal 2017.

The 39 week period ended April 1, 2017 includes the results of operations of the Brakes Group for the period from July 5, 2016 to April 1, 2017. The consolidated statement of operations for the third quarter of fiscal 2017 includes $1.2 billion of sales and $3.0 million of net earnings attributable to the Brakes Group. The consolidated statement of operations for the 39 week period ended April 1, 2017 includes $3.9 billion of sales and $53.7 million of net earnings attributable to the Brakes Group. Sysco incurred debt in order to fund the Acquisition; however, the interest expense on that debt is not reflected within the earnings from operations attributable to the Brakes Group.
Unaudited Pro Forma Results
The following table presents the company’s pro forma consolidated sales, earnings before income taxes, and net earnings for the third quarter and 39 week period ended March 26, 2016. The unaudited pro forma results include the historical statements of operations information of the company and of Brakes Group, giving effect to the Acquisition and related financing as if they had occurred at the beginning of each period presented (in thousands, except per share data).

	13-Week Period Ended	39-Week Period Ended
	Mar. 26, 2016	Mar. 26, 2016
Sales	$13,291,621	$41,029,626
Income before taxes	284,869	958,893
Net earnings	185,165	626,717

Net earnings:
Basic earnings per common share	$0.33	$1.09
Diluted earnings per common share	0.32	1.08
The pro forma results include the following pro forma adjustments related to the Acquisition:

(i)	Additional amortization expense related to the fair value of intangible assets acquired.

(ii)	Additional depreciation expense related to the fair value of property and equipment acquired.

(iii)	The elimination of interest expense, assuming the long-term debt paid off on behalf of the Brakes Group as of the Acquisition date had been retired as of June 28, 2015, the first day of fiscal 2016.

(iv)	The addition of interest expense incurred by Sysco due to the Acquisition of the Brakes Group.

(v)	The elimination of interest income from related party debt instruments issued to the Brakes Group prior to the Acquisition.

(vi)	The elimination of minority interests in the Brakes Group entities, as the majority of the interests were repurchased before the Acquisition.
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

Sysco’s policy is to invest in only high-quality investments. Cash equivalents primarily include time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less. Restricted cash consists of investments in high-quality money market funds. Any derivative instruments described below are discussed further in Note 5, "Derivative Financial Instruments."
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

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of April 1, 2017, July 2, 2016 and March 26, 2016:

	Assets and Liabilities Measured at Fair Value as of Apr. 1, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$91	$44,270	$—	$44,361
Other assets
Interest rate swap agreements	—	659	—	659
Cross-currency swaps	—	4,211	—	4,211
Foreign currency swaps	—	26,691	—	26,691
Fuel swaps	—	831	—	831
Total assets at fair value	$91	$76,662	$—	$76,753

Liabilities:
Contingent consideration	$—	$—	$3,871	$3,871
Other long-term liabilities
Interest rate swap agreements	—	28,062	—	28,062
Foreign currency swaps	—	22,693	—	22,693
Foreign currency forwards	—	431	—	431
Total liabilities at fair value	$—	$51,186	$3,871	$55,057

	Assets and Liabilities Measured at Fair Value as of Jul. 2, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$634,230	$43,270	$—	$677,500
Other assets
Interest rate swap agreements	—	36,805	—	36,805
Total assets at fair value	$634,230	$80,075	$—	$714,305

Liabilities:
Contingent consideration	$—	$—	$16,439	$16,439
Total liabilities at fair value	$—	$—	$16,439	$16,439

	Assets and Liabilities Measured at Fair Value as of Mar. 26, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$134,925	$34,050	$—	$168,975
Prepaid expenses and other current assets
Foreign exchange option contracts	—	37,244	—	37,244
Other assets
Interest rate swap agreement	—	11,801	—	11,801
Total assets at fair value	$134,925	$83,095	$—	$218,020

Liabilities:
Contingent consideration	$—	$—	$19,965	$19,965
Total liabilities at fair value	$—	$—	$19,965	$19,965
The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement. The fair value of total debt approximated $8.9 billion, $7.9 billion and $3.4 billion as of April 1, 2017, July 2, 2016 and March 26, 2016, respectively. The carrying value of total debt was $8.6 billion, $7.4 billion and $3.1 billion as of April 1, 2017, July 2, 2016 and March 26, 2016, respectively.

5.  DERIVATIVE FINANCIAL INSTRUMENTS
Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes.

Hedging of interest rate risk
Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of April 1, 2017 are below:

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

The company entered into cross currency swap contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to earnings when the hedged net investment is either sold or substantially liquidated. Sysco designated its Euro-denominated debt of €500 million issued in June 2016 as a net investment hedge. Sysco also designated its cross currency swap contracts entered into in August 2016 as a net investment hedge, mitigating the risk in foreign operations, with a total notional value of €534 million. The remeasurement gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.
Sysco's operations in the United Kingdom and Sweden have inventory purchases denominated in currencies other than their functional currency, such as Euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of these entities and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity's functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company's foreign currency-denominated inventory purchases. These swap contracts are recorded at fair value on the balance sheet and within accumulated other comprehensive income. The amount of ineffectiveness, if any, is recorded in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transactions affect earnings, which is the period in which the company recognizes the sales associated with the specified foreign currency-denominated inventory purchases.

Hedging of fuel price risk
In the second quarter of fiscal 2017, Sysco began utilizing fuel commodity swaps to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps, with a total notional value of $70 million, have maturity dates extending into June 2018 and have been designated as cash flow hedges. These swap contracts are recorded at fair value on the balance sheet and the effective portion of any derivative gain or loss is initially recorded in accumulated other comprehensive income. The amount of ineffectiveness, if any, is recorded in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transactions occur, which is when the fuel is consumed.
The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of April 1, 2017, July 2, 2016 and March 26, 2016 are as follows:

		Derivative Fair Value
	Balance Sheet location	Apr. 1, 2017	Jul. 2, 2016	Mar. 26, 2016
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$659	$—	$—
Interest rate swaps	Other assets		36,805	11,801
Interest rate swaps	Other long-term liabilities	28,062	—	—

Cash Flow Hedges:
Fuel swaps	Other assets	$831	$—	$—
Cross currency swaps	Other assets	4,211	—	—
Foreign currency forwards	Other long-term liabilities	431	—	—

Net Investment Hedges:
Foreign currency swaps	Other assets	$26,691	$—	$—
Foreign currency swaps	Other long-term liabilities	22,693	—	—

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended April 1, 2017 and March 26, 2016, presented on a pretax basis, are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		13-Week Period Ended
		Apr. 1, 2017	Mar. 26, 2016
		(In thousands)
Fair Value Hedge Relationship:
Interest rate swaps	Interest expense	$(1,661)	$—
Cash Flow Hedge Relationships:
Forward starting interest rate swaps (1)	Interest expense	$2,873	$2,872
Fuel swaps	Other comprehensive income	2,893	—
Foreign currency forwards	Other comprehensive income	(607)	—
Cross currency swaps	Other comprehensive income	8,323	—
Net Investment Hedge Relationships:
Foreign currency swaps	Other comprehensive income	$8,482	$—
(1) Represents amortization of losses on forward starting interest rate swap agreements that were previously settled.
The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 39-week periods ended April 1, 2017 and March 26, 2016 presented on a pretax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		39-Week Period Ended
		Apr. 1, 2017	Mar. 26, 2016
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swaps	Interest expense	$(7,510)	$—
Cash Flow Hedge Relationships:
Forward starting interest rate swaps (1)	Interest expense	8,619	8,463
Fuel swaps	Other comprehensive income	831	—
Foreign currency forwards	Other comprehensive income	1,788	—
Cross currency swaps	Other comprehensive income	4,211	—
Net Investment Hedge Relationships:
Foreign currency swaps	Other comprehensive income	$(3,998)	$—
(1) Represents amortization of losses on forward starting interest rate swap agreements that were previously settled.
For fair value hedges of interest rate risk, hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. For cash flow hedges, hedge ineffectiveness is the lesser of the change in the fair value of the derivative compared to the change in the hedged transaction. Hedge ineffectiveness is recorded directly in earnings within interest expense for interest rate swaps, other income and expense, net for hedging of the foreign exchange risk on intercompany loans, cost of sales for foreign exchange risk on inventory purchases and operating expense for fuel hedging. All amounts were immaterial for the third quarter and first 39 weeks of fiscal 2017 and 2016. None of the instruments contain credit-risk-related contingent features.

6.  DEBT
Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of April 1, 2017, there was $1.3 billion in outstanding commercial paper classified as long-term debt due to the underlying long-term revolving credit facility. During the first 39 weeks of 2017, aggregate outstanding commercial paper and short-term bank borrowings ranged from zero to approximately $1.5 billion.

7.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2017	Mar. 26, 2016	Apr. 1, 2017	Mar. 26, 2016
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$238,278	$217,136	$837,332	$733,955
Denominator:
Weighted-average basic shares outstanding	539,291,561	566,487,516	546,619,776	576,651,249
Dilutive effect of share-based awards	4,777,354	4,327,282	5,177,655	4,329,616
Weighted-average diluted shares outstanding	544,068,915	570,814,798	551,797,431	580,980,865
Basic earnings per share	$0.44	$0.38	$1.53	$1.27
Diluted earnings per share	$0.44	$0.38	$1.52	$1.26
The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,065,000 and 3,100,000 for the third quarter of fiscal 2017 and fiscal 2016, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,349,000 and 4,300,000 for the first 39 weeks of fiscal 2017 and fiscal 2016, respectively.

8.  OTHER COMPREHENSIVE INCOME
Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. Comprehensive income was $315.4 million and $274.3 million for the third quarter of fiscal 2017 and fiscal 2016, respectively. Comprehensive income was $690 million and $669.1 million for the first 39 weeks of fiscal 2017 and fiscal 2016, respectively.

A summary of the components of other comprehensive (loss) income and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Apr. 1, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,844	$1,092	$1,752
Amortization of actuarial loss (gain), net	Operating expenses	8,944	3,931	5,013
Total reclassification adjustments		11,788	5,023	6,765
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	89,799	—	89,799
Interest rate swaps:
Reclassification adjustments:
Gains on cash flow hedges	Interest expense	(4,774)	(1,833)	(2,941)
Change in net investment hedge	N/A	(12,775)	3,689	(16,464)
Total other comprehensive income		$84,038	$6,879	$77,159

		13-Week Period Ended Mar. 26, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,784	$1,069	$1,715
Amortization of actuarial loss (gain), net	Operating expenses	5,317	2,042	3,275
Total reclassification adjustments		8,101	3,111	4,990
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	50,373	—	50,373
Interest rate swaps:
Reclassification adjustments:
Losses on cash flow hedges	Interest expense	2,872	1,103	1,769
Change in fair value of cash flow hedges	N/A	—	—	—
Total other comprehensive income		$61,346	$4,214	$57,132

		39-Week Period Ended Apr. 1, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$8,532	$3,276	$5,256
Amortization of actuarial loss (gain), net	Operating expenses	32,152	11,793	20,359
Total reclassification adjustments		40,685	15,069	25,615
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(189,884)	—	(189,884)
Interest rate swaps:
Reclassification adjustments:
Losses on cash flow hedges	Interest expense	12,711	4,558	8,153
Change in net investment hedge	N/A	30,604	21,807	8,797
Total other comprehensive (loss) income		$(105,884)	$41,435	$(147,319)

		39-Week Period Ended Mar. 26, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$8,352	$3,207	$5,145
Amortization of actuarial loss (gain), net	Operating expenses	15,951	6,126	9,825
Total reclassification adjustments		24,303	9,333	14,970
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(81,309)	—	(81,309)
Interest rate swaps:
Reclassification adjustments:
Losses on cash flow hedges	Interest expense	8,463	3,249	5,214
Change in fair value of cash flow hedges	N/A	(6,134)	(2,355)	(3,779)
Total other comprehensive (loss) income		$(54,677)	$10,227	$(64,904)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Apr. 1, 2017
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging Arrangements, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2016	$(1,104,484)	$(136,813)	$(116,821)	$(1,358,118)
Equity adjustment from foreign currency translation	—	(189,884)	—	(189,884)
Other comprehensive income before reclassification adjustments	—	—	—	—
Losses on cash flow hedges	—	—	8,153	8,153
Change in net investment hedge	—	—	8,797	8,797
Amortization of unrecognized prior service cost	5,256	—	—	5,256
Amortization of unrecognized net actuarial losses	20,359	—	—	20,359
Balance as of Apr. 1, 2017	$(1,078,869)	$(326,697)	$(99,871)	$(1,505,437)

	39-Week Period Ended Mar. 26, 2016
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging Arrangements, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2015	$(705,311)	$(97,733)	$(120,153)	$(923,197)
Other comprehensive income before reclassification adjustments	—	(81,309)	—	(81,309)
Losses on cash flow hedges	—	—	5,214	5,214
Change in fair value of cash flow hedges	—	—	(3,779)	(3,779)
Amortization of unrecognized prior service cost	5,145	—	—	5,145
Amortization of unrecognized net actuarial losses	9,825	—	—	9,825
Balance as of Mar. 26, 2016	$(690,341)	$(179,042)	$(118,718)	$(988,101)

9.  SHARE-BASED COMPENSATION
Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employee Stock Purchase Plan (ESPP), and various non-employee director plans.
Stock Incentive Plans
In the first 39 weeks of fiscal 2017, options to purchase 4,990,396 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2017 was $6.05.
In the first 39 weeks of fiscal 2017, 824,958 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during the first 39 weeks of fiscal 2017 was $52.17. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco's earnings per share compound annual growth rate and adjusted return on invested capital. In the first 39 weeks of fiscal 2017, expense was recognized assuming on-target performance will be achieved.
In the first 39 weeks of fiscal 2017, 623,240 restricted stock units were granted to employees. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2017 was $50.04.

Employee Stock Purchase Plan
Plan participants purchased 838,609 shares of common stock under the Sysco ESPP during the first 39 weeks of fiscal 2017.
The weighted average fair value per right of employee stock purchase rights issued pursuant to the ESPP was $7.71 during the first 39 weeks of fiscal 2017. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.
All Share-Based Payment Arrangements
The total share-based compensation cost that has been recognized in results of operations was $65.6 million and $66.3 million for the first 39 weeks of fiscal 2017 and fiscal 2016, respectively.
As of April 1, 2017, there was $107.7 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.26 years.

10.  INCOME TAXES
Uncertain Tax Positions
As of April 1, 2017, the gross amount of unrecognized tax benefit and related accrued interest was $11.1 million and $11.5 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions challenged upon audit or because the company agrees to the disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rate
Sysco’s effective tax rate is reflective of the jurisdictions where the company has operations. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rates. The effective tax rate for the third quarter of fiscal 2017 of 33.77% and the first 39 weeks of fiscal 2017 of 34.72% was favorably impacted by an increase in earnings in foreign jurisdictions due to the acquisition of the Brakes Group. For the third quarter of fiscal 2017, changes in deferred taxes also impacted these tax rates, with a favorable impact in our European deferred taxes being partially offset by an unfavorable impact from U.S. deferred taxes. For the first 39 weeks of fiscal 2017, factors favorably impacting the tax rate included changes in European deferred taxes and U.S. tax credits. These were partially offset by one-time tax expenses related to the acquisition of the Brakes Group, primarily from non-deductible transaction costs and changes to U.S. deferred taxes. The effective tax rate for the third quarter of fiscal 2016 was 33.57% and the tax rate for the first 39 weeks of fiscal 2016 was 33.39%. Both periods of fiscal 2016 reflected benefits from favorable resolutions of tax contingencies.

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

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2017	Mar. 26, 2016	Apr. 1, 2017	Mar. 26, 2016
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$9,233,048	$9,037,417	$27,799,728	$27,580,667
International Foodservice Operations	2,528,485	1,251,815	7,882,796	3,922,848
SYGMA	1,535,550	1,497,365	4,560,424	4,450,106
Other	227,089	216,194	707,146	765,407
Total	$13,524,172	$12,002,791	$40,950,094	$36,719,028

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2017	Mar. 26, 2016	Apr. 1, 2017	Mar. 26, 2016
Operating income:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$689,210	$643,326	$2,115,762	$1,955,211
International Foodservice Operations	16,076	33,021	180,324	127,153
SYGMA	7,344	9,344	15,407	20,126
Other	6,078	6,616	17,873	23,766
Total segments	718,708	692,307	2,329,366	2,126,256
Corporate expenses	(282,746)	(314,689)	(834,154)	(822,581)
Total operating income	435,962	377,618	1,495,212	1,303,675
Interest expense	81,004	57,699	226,858	231,841
Other expense (income), net	(4,815)	(6,952)	(14,351)	(29,956)
Earnings before income taxes	$359,773	$326,871	$1,282,705	$1,101,790

	Apr. 1, 2017	July 2, 2016	Mar. 26, 2016
Assets:	(In thousands)
U.S. Foodservice Operations	$7,001,351	$6,870,159	$7,017,455
International Foodservice Operations	6,003,449	2,030,917	1,904,436
SYGMA	600,823	541,796	558,612
Other	443,813	469,830	448,115
Total segments	14,049,436	9,912,702	9,928,618
Corporate	3,871,464	6,809,102	3,422,476
Total	$17,920,900	$16,721,804	$13,351,094

13.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES
The wholly owned U.S. Broadline subsidiaries of Sysco Corporation have entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. Borrowings under the company’s revolving credit facility supporting the company’s U.S. commercial paper program are also covered under these guarantees. As of April 1, 2017, Sysco had a total of $8.6 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.
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

	Condensed Consolidating Balance Sheet
	Apr. 1, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$172,105	$3,333,647	$4,819,809	$—	$8,325,561
Investment in subsidiaries	8,794,103	303,876	10,361,078	(19,459,057)	—
Plant and equipment, net	323,763	1,261,167	2,686,777	—	4,271,707
Other assets	438	509,645	4,813,549	—	5,323,632
Total assets	$9,290,409	$5,408,335	$22,681,213	$(19,459,057)	$17,920,900
Current liabilities	$2,039,368	$2,027,763	$1,662,679	$—	$5,729,810
Intercompany payables (receivables)	(3,811,509)	666,597	3,144,912	—	—
Long-term debt	7,943,640	6,122	76,855	—	8,026,617
Other liabilities	1,023,651	144,031	586,019	—	1,753,701
Noncontrolling interest	—	—	80,244	—	80,244
Shareholders’ equity	2,095,259	2,563,822	17,130,504	(19,459,057)	2,330,528
Total liabilities and shareholders’ equity	$9,290,409	$5,408,335	$22,681,213	$(19,459,057)	$17,920,900

	Condensed Consolidating Balance Sheet
	July 2, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$3,440,206	$3,813,524	$2,800,169	$—	$10,053,899
Investment in subsidiaries	6,484,258	224,138	(306,219)	(6,402,177)	—
Plant and equipment, net	429,890	1,587,702	1,862,850	—	3,880,442
Other assets	213,186	642,525	1,931,752	—	2,787,463
Total assets	$10,567,540	$6,267,889	$6,288,552	$(6,402,177)	$16,721,804
Current liabilities	$621,925	$111,728	$3,700,803	$—	$4,434,456
Intercompany payables (receivables)	(1,348,425)	2,097,508	(749,083)	—	—
Long-term debt	7,145,955	62,387	128,588	—	7,336,930
Other liabilities	878,834	248,493	268,097	—	1,395,424
Noncontrolling interest	—	—	75,386	—	75,386
Shareholders’ equity	3,269,251	3,747,773	2,864,761	(6,402,177)	3,479,608
Total liabilities and shareholders’ equity	$10,567,540	$6,267,889	$6,288,552	$(6,402,177)	$16,721,804

	Condensed Consolidating Balance Sheet
	Mar. 26, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$271,185	$3,995,180	$2,693,668	$—	$6,960,033
Investment in subsidiaries	9,989,219	249,270	(429,592)	(9,808,897)	—
Plant and equipment, net	460,989	1,607,870	1,831,611	—	3,900,470
Other assets	1,638	590,248	1,898,705	—	2,490,591
Total assets	$10,723,031	$6,442,568	$5,994,392	$(9,808,897)	$13,351,094
Current liabilities	$553,741	$(209,098)	$3,767,429	$—	$4,112,072
Intercompany payables (receivables)	1,530,408	(766,374)	(764,034)	—	—
Long-term debt	4,080,728	69,426	124,730	—	4,274,884
Other liabilities	610,479	265,785	41,514	—	917,778
Noncontrolling interest	—	—	76,929	—	76,929
Shareholders’ equity	3,947,675	7,082,829	2,747,824	(9,808,897)	3,969,431
Total liabilities and shareholders’ equity	$10,723,031	$6,442,568	$5,994,392	$(9,808,897)	$13,351,094

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Apr. 1, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$6,613,654	$7,352,744	$(442,226)	$13,524,172
Cost of sales	—	5,338,256	6,094,007	(442,226)	10,990,037
Gross profit	—	1,275,398	1,258,737	—	2,534,135
Operating expenses	241,123	762,490	1,094,560	—	2,098,173
Operating income (loss)	(241,123)	512,908	164,177	—	435,962
Interest expense (income)	195,781	(31,023)	(83,754)	—	81,004
Other expense (income), net	(3,484)	(445)	(886)	—	(4,815)
Earnings (losses) before income taxes	(433,420)	544,376	248,817	—	359,773
Income tax (benefit) provision	(149,331)	185,030	85,796	—	121,495
Equity in earnings of subsidiaries	522,368	—	—	(522,368)	—
Net earnings	238,279	359,346	163,021	(522,368)	238,278
Other comprehensive income (loss)	77,159	—	29,292	(29,292)	77,159
Comprehensive income	$315,438	$359,346	$192,313	$(551,660)	$315,437

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 26, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,081,741	$4,305,318	$(384,268)	$12,002,791
Cost of sales	—	6,556,356	3,687,878	(384,268)	9,859,966
Gross profit	—	1,525,385	617,440	—	2,142,825
Operating expenses	257,953	942,577	564,677	—	1,765,207
Operating income (loss)	(257,953)	582,808	52,763	—	377,618
Interest expense (income)	80,266	(39,749)	17,182	—	57,699
Other expense (income), net	(3,153)	(588)	(3,211)	—	(6,952)
Earnings (losses) before income taxes	(335,066)	623,145	38,792	—	326,871
Income tax (benefit) provision	(112,343)	209,079	12,999	—	109,735
Equity in earnings of subsidiaries	439,859	—	—	(439,859)	—
Net earnings	217,136	414,066	25,793	(439,859)	217,136
Other comprehensive income (loss)	57,132	—	48,738	(48,738)	57,132
Comprehensive income	$274,268	$414,066	$74,531	$(488,597)	$274,268

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Apr. 1, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$20,088,294	$22,194,420	$(1,332,620)	$40,950,094
Cost of sales	—	16,184,897	18,299,900	(1,332,620)	33,152,177
Gross profit	—	3,903,397	3,894,520	—	7,797,917
Operating expenses	691,851	2,310,243	3,300,611	—	6,302,705
Operating income (loss)	(691,851)	1,593,154	593,909	—	1,495,212
Interest expense (income)	199,974	(72,837)	99,721	—	226,858
Other expense (income), net	(23,670)	(1,191)	10,510	—	(14,351)
Earnings (losses) before income taxes	(868,155)	1,667,182	483,678	—	1,282,705
Income tax (benefit) provision	(301,888)	579,047	168,214	—	445,373
Equity in earnings of subsidiaries	1,403,600	—	—	(1,403,600)	—
Net earnings	837,333	1,088,135	315,464	(1,403,600)	837,332
Other comprehensive income (loss)	(147,319)	—	(350,637)	350,637	(147,319)
Comprehensive income	$690,014	$1,088,135	$(35,173)	$(1,052,963)	$690,013

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 26, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$24,805,364	$13,125,059	$(1,211,395)	$36,719,028
Cost of sales	—	20,138,552	11,254,237	(1,211,395)	30,181,394
Gross profit	—	4,666,812	1,870,822	—	6,537,634
Operating expenses	663,804	2,838,705	1,731,450	—	5,233,959
Operating income (loss)	(663,804)	1,828,107	139,372	—	1,303,675
Interest expense (income)	296,681	(119,751)	54,911	—	231,841
Other expense (income), net	(13,066)	(1,417)	(15,473)	—	(29,956)
Earnings (losses) before income taxes	(947,419)	1,949,275	99,934	—	1,101,790
Income tax (benefit) provision	(316,299)	650,770	33,364	—	367,835
Equity in earnings of subsidiaries	1,365,075	—	—	(1,365,075)	—
Net earnings	733,955	1,298,505	66,570	(1,365,075)	733,955
Other comprehensive income (loss)	(64,904)	—	(179,111)	179,111	(64,904)
Comprehensive income	$669,051	$1,298,505	$(112,541)	$(1,185,964)	$669,051

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Apr. 1, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$984,603	$3,554,439	$(3,514,267)	$1,024,775
Investing activities	(72,243)	(68,157)	(3,164,746)	(3,305,146)
Financing activities	(425,517)	(64,558)	(216,888)	(706,963)
Effect of exchange rates on cash	—	—	(76,833)	(76,833)
Intercompany activity	(3,751,063)	(3,426,770)	7,177,833	—
Net increase (decrease) in cash and cash equivalents	(3,264,220)	(5,046)	205,099	(3,064,167)
Cash and cash equivalents at the beginning of period	3,376,412	34,072	508,816	3,919,300
Cash and cash equivalents at the end of period	$112,192	$29,026	$713,915	$855,133

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 26, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(485,524)	$(377,988)	$1,852,493	$988,981
Investing activities	58,442	(133,141)	(307,636)	(382,335)
Financing activities	(5,171,619)	52,399	19,477	(5,099,743)
Effect of exchange rates on cash	—	—	(26,109)	(26,109)
Intercompany activity	931,696	471,256	(1,402,952)	—
Net increase (decrease) in cash and cash equivalents	(4,667,005)	12,526	135,273	(4,519,206)
Cash and cash equivalents at the beginning of period	4,851,067	26,380	252,597	5,130,044
Cash and cash equivalents at the end of period	$184,062	$38,906	$387,870	$610,838

14. SUBSEQUENT EVENTS

In May 2017, a Sysco subsidiary voluntarily withdrew from a multiemployer pension plan and has recorded a $35.6 million withdrawal liability subsequent to the third quarter of fiscal 2017. This withdrawal liability was estimated at the time of withdrawal based on the most recently available valuation and participant data for the plan and amounts could be subsequently adjusted to the period of payment to reflect any changes to this estimate. If this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the two plan years following the plan year in which we withdrew from that plan, Sysco could have additional liability. The May 2017 withdrawal was not pursuant to an agreement or arrangement with any other entity.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of potential withdrawal liability among the contributing employers in any of the multiemployer pension plans to which it contributes.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates; however, the company estimates its share of withdrawal liability for these plans is not significant.  This estimate excludes plans for which Sysco has recorded a withdrawal liability or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, which had valuation dates ranging from December 31, 2013 to January 1, 2015, with January 1, 2015 being the date for a majority of the plans. The company’s estimate reflects the condition of each applicable multiemployer pension plan as of those dates.  Due to the lack of current information, management believes Sysco’s share of any potential withdrawal liability at the time of a withdrawal event could materially differ from this estimate.

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
Sysco’s results of operations are impacted by restructuring costs consisting of (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred costs to convert to a modernized version of our established platform, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations, and (4) severance charges related to restructuring. Our results of operations are also impacted by the following acquisition-related items: (1) intangible amortization expense, (2) transaction costs, and (3) integration costs. All acquisition-related costs in fiscal 2017 that have been excluded relate to the Brakes Group acquisition (the Brakes Acquisition). Fiscal 2016 acquisition-related costs, however, include (i) Brakes Group related acquisition costs, (ii) termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (iii) financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. These senior notes were redeemed in the first quarter of fiscal 2016, triggering a redemption loss of $86.5 million, and we incurred interest on these notes through the redemption date. The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. These fiscal 2017 and fiscal 2016 items are collectively referred to as "Certain Items."
Although Sysco has a history of growth through acquisitions, the Brakes Group is significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant periods solely those acquisition costs specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for the third quarter and first 39 weeks of fiscal 2017 to the same periods in fiscal 2016. Also, given the significance of the Brakes Acquisition, management believes that presenting Sysco’s financial measures, excluding the Brakes Group operating results (including, for this purpose, Brakes Group financing costs, which are not included in the Brakes Group GAAP operating results and are also not Certain Items), enhances comparability of the period over period financial performance of Sysco’s legacy business and allows investors to more effectively measure Sysco’s progress against the financial goals under Sysco’s three-year strategic plan.
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

Sysco's segments have changed in fiscal 2017, as discussed in Note 12, "Business Segment Information." Any segment results presented for the third quarter and first 39 weeks of fiscal 2016 have been reclassified to conform to the fiscal 2017 presentation.

Acquisition of the Brakes Group
On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group, pursuant to an agreement for the sale and purchase of securities in the capital of the Brakes Group, dated as of February 19, 2016 (the Purchase Agreement), by and among Sysco, entities affiliated with Bain Capital Investors, LLC, and members of management of the Brakes Group. Following the closing of the Brakes Acquisition, the Brakes Group became a wholly-owned subsidiary of Sysco.
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

Highlights
Sysco's results for the third quarter and first 39 weeks of fiscal 2017 reflect strong local case growth, solid gross profit dollar growth and effective expense management. Sales increased primarily due to the Brakes Acquisition, partially offset by deflation. While the Brakes Group contributed favorably to our results, excluding Brakes, we grew our gross profit at a faster rate than operating expenses due to (1) accelerating local case growth and (2) our improved expense management resulting from productivity initiatives and process enhancements, which improved our supply chain performance, as well as administrative cost reductions. Our net earnings and earnings per share, both including and excluding Certain Items, increased for the third quarter and first 39 weeks of fiscal 2017, as compared to the corresponding periods in fiscal 2016, primarily due to these factors. A decrease in outstanding shares resulting from our share repurchases also favorably impacted our per-share amounts.

Comparisons of results from the third quarter of fiscal 2017 to the third quarter of fiscal 2016:

•	Sales:

◦	increased 12.7%, or $1.5 billion, to $13.5 billion;

◦	adjusted sales, excluding Brakes, increased 2.3%, or $281.7 million, to $12.3 billion;

•	Operating income:

◦	increased 15.5%, or $58.3 million, to $436.0 million;

◦	adjusted operating income increased 14.3%, or $62.7 million, to $500.3 million;

◦	adjusted operating income, excluding Brakes, increased 13.6%, or $59.6 million, to $497.3 million;

•	Net earnings:

◦	increased 9.7%, or $21.1 million, to $238.3 million;

◦	adjusted net earnings increased 5.6%, or $14.5 million, to $275.9 million;

◦	adjusted net earnings, excluding Brakes, increased 3.3%, or $8.5 million, to $269.9 million;

•	Basic earnings per share:

◦	increased 15.8%, or $0.06, to $0.44 per share;

•	Diluted earnings per share:

◦	increased 15.8%, or $0.06, to $0.44 per share;

◦	adjusted diluted earnings per share increased 10.9%, or $0.05, to $0.51 per share; and

◦	adjusted diluted earnings per share, excluding Brakes, increased 8.7%, or $0.04, to $0.50 per share.

Comparisons of results from the first 39 weeks of fiscal 2017 to the first 39 weeks of fiscal 2016:

•	Sales:

◦	increased 11.5%, or $4.2 billion, to $41.0 billion;

◦	adjusted sales, excluding Brakes, increased 1.0%, or $378.9 million, to $37.1 billion;

•	Operating income:

◦	increased 14.7%, or $191.5 million, to $1.5 billion;

◦	adjusted operating income increased 22.0%, or $304.0 million, to $1.7 billion;

◦	adjusted operating income, excluding Brakes, increased 13.9%, or $192.2 million, to $1.6 billion;

•	Net earnings:

◦	increased 14.1%, or $103.4 million, to $837.3 million;

◦	adjusted net earnings increased 14.4%, or $122.3 million, to $970.8 million;

◦	adjusted net earnings, excluding Brakes, increased 6.5%, or $55.3 million, to $903.8 million;

•	Basic earnings per share:

◦	increased 20.5%, or $0.26, to $1.53 per share;

•	Diluted earnings per share:

◦	increased 20.6%, or $0.26, to $1.52 per share;

◦	adjusted diluted earnings per share increased 20.5%, or $0.30, to $1.76 per share; and

◦	adjusted diluted earnings per share, excluding Brakes, increased 12.2%, or $0.18, to $1.64 per share.
See “Non-GAAP Reconciliations” for an explanation of the non-GAAP financial measures listed above.

Trends and Strategy
Our Annual Report on Form 10-K for the fiscal year ended July 2, 2016 (our 2016 Form 10-K) and a Current Report on Form 8-K filed on February 6, 2017, which includes recast sections from our 2016 Form 10-K, contain a discussion of trends impacting our industry and Sysco and strategy. Our discussion herein provides updates to that discussion.

Trends
During the past few months, in the markets in which we operate, we have seen modest economic growth and stable employment levels. While the energy related downturn has resulted in regional economic headwinds in certain areas of the United States and Canada, and political developments continue to contribute to economic uncertainty in some of the countries we operate in, overall consumer confidence generally remains favorable.

Negatively impacting sales and gross profit, we experienced deflation at a rate of 0.3% and 1.7% for the third quarter and first 39 weeks of fiscal 2017, respectively. The industry has been in a deflationary environment for six consecutive quarters; however, that trend is beginning to shift towards inflation. Meat prices are abating, and dairy and produce prices have begun to rise, and, based on those changes, we are anticipating overall modest inflation in the fourth quarter. Our deflation rate is a year-over-year measurement and, therefore, does not include the impact of the Brakes Group operations.

The Brakes Group was approximately $0.01 per share dilutive to our consolidated earnings per share for the third quarter of fiscal 2017 and contributed approximately $0.10 per share to our consolidated earnings per share for the first 39 weeks of fiscal 2017. The Brakes Group experiences some seasonality with lower volumes in the third quarter, leading to lower earnings growth during the quarter. On an adjusted basis, our Brakes Group operations contributed approximately $0.01 and $0.12 per share to our consolidated earnings per share for the third quarter and first 39 weeks of fiscal 2017, respectively. The Brakes Group performed well amidst a challenging environment in the United Kingdom and is making progress in its supply chain transformational efforts. Growth in France remains steady and Sweden continues to produce favorable results. The accretive performance, on an adjusted basis, for the third quarter of fiscal 2017 was largely attributable to changes in deferred taxes. We believe the Brakes Acquisition will be modestly accretive to earnings per share by low to mid double-digits on a cents-per-share basis for fiscal 2017 on a GAAP basis and excluding Certain Items relating to the Brakes Acquisition, with acceleration in fiscal 2018 and beyond. Certain Items attributable to the Brakes Acquisition primarily related to amortization of intangible assets. Based on our preliminary purchase price allocation, this intangible amortization is estimated to be $19 million per quarter in fiscal 2017. See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Strategy

In fiscal 2016, we set three-year financial targets consisting of: (1) improving adjusted operating income by at least $500 million, (2) growing earnings per share faster than operating income, and (3) achieving 15% in adjusted return on invested capital for existing businesses.  The key levers to achieve these targets include delivering accelerated case growth through a focus on local customers, growing gross profit dollars and managing overall expenses. Our business strategy is predicated on disciplined, profitable and sustainable growth, with particular emphasis on (1) utilizing customer insights to enrich our customers' experience, (2) continuously improving productivity in all areas of our business, (3) enhancing our product, service and business solution offerings, and (4) leveraging our talented associates while further developing our rich culture. We are more than half way through the three-year period under our strategic plan, and have exceeded our initial expectations with respect to our operating income improvement goal. Due to our favorable business performance and confidence in the execution of our plans, we increased our adjusted operating income growth target to approximately $600 to $650 million by the end of fiscal 2018. We believe the majority of the increase in adjusted operating income growth, as compared to our original target, will occur in fiscal 2018. Because our original targets were set without the contemplation of the Brakes Acquisition, our Brakes Group operations are not included in our operating improvement goal. See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Multiemployer Pension Plan Withdrawal

In May 2017, a Sysco subsidiary voluntarily withdrew from a multiemployer pension plan and has recorded a $35.6 million withdrawal liability subsequent to the third quarter of fiscal 2017. This withdrawal liability was estimated at the time of withdrawal based on the most recently available valuation and participant data for the plan and amounts could be subsequently adjusted to the period of payment to reflect any changes to this estimate. Sysco considers this fourth quarter charge to operating expense a Certain Item.

Results of Operations
The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2017	Mar. 26, 2016	Apr. 1, 2017	Mar. 26, 2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3	82.1	81.0	82.2
Gross profit	18.7	17.9	19.0	17.8
Operating expenses	15.5	14.7	15.4	14.3
Operating income	3.2	3.1	3.7	3.6
Interest expense	0.6	0.5	0.6	0.6
Other expense (income), net	—	(0.1)	—	(0.1)
Earnings before income taxes	2.7	2.7	3.1	3.0
Income taxes	0.9	0.9	1.1	1.0
Net earnings	1.8%	1.8%	2.0%	2.0%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended		39-Week Period Ended
Sales	12.7%		11.5%
Cost of sales	11.5		9.8
Gross profit	18.3		19.3
Operating expenses	18.9		20.4
Operating income	15.5		14.7
Interest expense	40.4		(2.1)
Other expense (income), net	(30.7)	(1)	(52.1)	(2)
Earnings before income taxes	10.1		16.4
Income taxes	10.7		21.1
Net earnings	9.7%		14.1%
Basic earnings per share	15.8%		20.5%
Diluted earnings per share	15.8		20.6
Average shares outstanding	(4.8)		(5.2)
Diluted shares outstanding	(4.7)		(5.0)

(1) Other expense (income), net was income of $4.8 million in the third quarter of fiscal 2017 and income of $7.0 million in the third quarter of fiscal 2016.
(2) Other expense (income), net was income of $14.4 million in the first 39 weeks of fiscal 2017 and income of $30.0 million in the first 39 weeks of fiscal 2016.

The following represents our results by reportable segments, and also demonstrates the impact of the Brakes Group's results on our international foodservice operations segment:

	13-Week Period Ended Apr 1, 2017
	U.S. Foodservice Operations	International Foodservice Operations	Brakes	International Foodservice Operations Excluding Brakes (Non-GAAP)	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,233,048	$2,528,485	$1,239,721	$1,288,764	$1,535,550	$227,089	$—	$13,524,172
Sales increase (decrease)	2.2%	102.0%	NM	3.0%	2.6%	5.0%		12.7%
Percentage of total	68.3%	18.7%	9.2%	9.5%	11.4%	1.7%		100.0%

Operating income	$689,210	$16,076	$(18,823)	$34,899	$7,344	$6,078	$(282,746)	$435,962
Operating income increase (decrease)	7.1%	(51.3)%	NM	5.7%	(21.4)%	(8.1)%		15.5%
Percentage of total segments	95.9%	2.2%	(2.6)%	4.9%	1.0%	0.8%		100.0%
Operating income as a percentage of sales	7.5%	0.6%	(1.5)%	2.7%	0.5%	2.7%		3.2%

	13-Week Period Ended Mar. 26, 2016
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,037,417	$1,251,815	$1,497,365	$216,194	$—	$12,002,791
Percentage of total	75.3%	10.4%	12.5%	1.8%		100.0%

Operating income	$643,326	$33,021	$9,344	$6,616	$(314,689)	$377,618
Percentage of total segments	92.9%	4.8%	1.3%	1.0%		100.0%
Operating income as a percentage of sales	7.1%	2.6%	0.6%	3.1%		3.1%

	39-Week Period Ended Apr. 1, 2017
	U.S. Foodservice Operations	International Foodservice Operations	Brakes	International Foodservice Operations Excluding Brakes (Non-GAAP)	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$27,799,728	$7,882,796	$3,852,145	$4,030,651	$4,560,424	$707,146	$—	$40,950,094
Sales increase (decrease)	0.8%	100.9%	NM	2.7%	2.5%	(7.6)%		11.5%
Percentage of total	67.9%	19.2%	9.4%	9.8%	11.1%	1.6%		100.0%

Operating income	$2,115,762	$180,324	$45,206	$135,118	$15,407	$17,873	$(834,154)	$1,495,212
Operating income increase (decrease)	8.2%	41.8%	NM	6.3%	(23.4)%	(24.8)%		14.7%
Percentage of total segments	90.8%	7.7%	1.9%	5.8%	0.7%	0.8%		100.0%
Operating income as a percentage of sales	7.6%	2.3%	1.2%	3.4%	0.3%	2.5%		3.7%
NM represent that the percentage change is not meaningful.

	39-Week Period Ended Mar. 26, 2016
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$27,580,667	$3,922,848	$4,450,106	$765,407	$—	$36,719,028
Percentage of total	75.2%	10.7%	12.1%	2.0%		100.0%

Operating income	$1,955,211	$127,153	$20,126	$23,766	$(822,581)	$1,303,675
Percentage of total segments	92.0%	6.0%	0.9%	1.1%		100.0%
Operating income as a percentage of sales	7.1%	3.2%	0.5%	3.1%		3.6%
See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.
Based on information in Note 12 "Business Segment Information." in the third quarter and first 39 weeks of fiscal 2017, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 87.0% and 87.1% of Sysco’s overall sales. In the third quarter and first 39 weeks of fiscal 2017, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 98.1% and 98.5% of the total segment operating income.  This illustrates that these segments represent the majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations
The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Apr. 1, 2017	13-Week Period Ended Mar. 26, 2016	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$9,233,048	$9,037,417	$195,631	2.2%
Gross profit	1,836,226	1,765,279	70,947	4.0
Operating expenses	1,147,016	1,121,953	25,063	2.2
Operating income	$689,210	$643,326	$45,884	7.1%

Gross profit	$1,836,226	$1,765,279	$70,947	4.0%
Adjusted operating expenses (Non-GAAP)	1,147,016	1,121,211	25,805	2.3
Adjusted operating income (Non-GAAP)	$689,210	$644,068	$45,142	7.0%

	39-Week Period Ended Apr. 1, 2017	39-Week Period Ended Mar. 26, 2016	39-Week Period Ended Change in Dollars	39-Week Period % Change
	(In thousands)
Sales	$27,799,728	$27,580,667	$219,061	0.8%
Gross profit	5,572,364	5,359,023	213,341	4.0
Operating expenses	3,456,602	3,403,812	52,790	1.6
Operating income	$2,115,762	$1,955,211	$160,551	8.2%

Gross profit	$5,572,364	$5,359,023	$213,341	4.0%
Adjusted operating expenses (Non-GAAP)	3,456,132	3,401,636	54,496	1.6
Adjusted operating income (Non-GAAP)	$2,116,232	$1,957,387	$158,845	8.1%

Sales
The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	1.8%	$164.0
Deflation	(0.2)	(20.7)
Acquisitions	0.4	31.3
Other (1)	0.2	21.1
Total sales increase	2.2%	$195.7

	Increase (Decrease)
	39-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	1.2%	$316.4
Deflation	(1.3)	(361.0)
Acquisitions	0.4	103.8
Other (1)	0.6	160.0
Total sales increase	0.8%	$219.1
(1) Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations are included within "Other".
Sales for the third quarter of fiscal 2017 were 2.2% higher than the third quarter of fiscal 2016. The largest driver of the increase was case volume growth from our U.S. Broadline operations, which increased 1.8% in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and included an increase of 3.5% in locally managed customer case volume, which was partially offset by declines in case volume for our multi-unit business, including chain restaurants and multi-locational restaurants, and the impact of product cost deflation in our U.S. Broadline operations. As we strive to deliver disciplined, profitable growth as a part of our three-year strategic plan, our continued focus on providing value to our local customers through innovative product offerings and value added services, along with improved e-commerce capabilities, has enabled our growth with locally managed customers for 12 straight quarters. Sales for the first 39 weeks of fiscal 2017 were 0.8% higher than the first 39 weeks of fiscal 2016. The largest driver of this increase was case volume growth from our U.S. Broadline operations, which improved 1.2% in the first 39 weeks of fiscal 2017 compared to the first 39 weeks of fiscal 2016, and included a 2.4% improvement in locally managed customer case volume, which was partially offset by a decline in case volume for our multi-unit business and the impact of product cost deflation in our U.S. Broadline operations.
Operating income increased 7.1% and 7.0% on a reported and adjusted basis, respectively, for the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016. Operating income increased 8.2% and 8.1% on a reported and adjusted basis, respectively, for the first 39 weeks of fiscal 2017, as compared to fiscal 2016. These increases reflect gross profit growth that exceeded our operating expense growth.
Gross profit dollars increased 4.0% in both the third quarter and first 39 weeks of fiscal 2017, as compared to the third quarter and first 39 weeks of fiscal 2016. Gross margin, which is gross profit as a percentage of sales, was 19.9% and 20.0% in the third quarter and first 39 weeks of fiscal 2017, an improvement of 35 and 61 basis points from the gross margin of 19.5% and 19.4% in the third quarter and first 39 weeks of fiscal 2016, respectively. These results reflect (1) local case volume that grew at a pace greater than our multi-unit business, (2) our ongoing category management efforts, including continued focus on providing innovative product offerings and value-added services, (3) revenue management tools that are focused on delivering a more proactive and disciplined approach to pricing and (4) effective management of deflation. Our Sysco brand sales to local customers increased by approximately 60 and 57 basis points for the third quarter and first 39 weeks of fiscal 2017, respectively. The change in product costs, an internal measure of inflation or deflation, for the third quarter and first 39 weeks of fiscal 2017 for our U.S. Broadline operations was deflation of 0.2% and 1.3%, respectively. Deflation in the third quarter and first 39 weeks of fiscal 2017 occurred primarily in the meat, dairy and produce categories.

Operating expenses for the third quarter of fiscal 2017 increased 2.2%, or $25.1 million, compared to the third quarter of fiscal 2016.  The increases in operating expenses for the period resulted primarily from expenses attributable to higher case volumes, including a $6.7 million increase in pay-related expenses. Operating expenses for the first 39 weeks of fiscal 2017 increased 1.6%, or $52.8 million, compared to the first 39 weeks of fiscal 2016. The increases in operating expenses for the period resulted primarily from expenses attributable to higher case volumes, including a $45.9 million increase in pay-related expenses, partially offset by $19.5 million of reduced fuel costs. We have limited our expense growth in both the areas of (1) supply chain (from our productivity initiatives and continuing process improvements, which are driving efficiencies, specifically in the warehouse) and (2) sales and general administrative expense (by managing our administrative expense with a more standardized approach).
In the first 39 weeks of fiscal 2017, the U.S. Broadline operations represented approximately 92% of the U.S. Foodservice Operations segment's sales and nearly 85% of its operating expenses. We seek to grow our sales and reduce our costs on a per-case basis. Our cost per case and adjusted cost per case both decreased $0.02 in the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016. This included approximately $0.01 of benefit attributable to lower fuel prices. Our cost per case and adjusted cost per case both decreased $0.03 in the first 39 weeks of fiscal 2017, as compared to the first 39 weeks of fiscal 2016. This included a $0.03 benefit attributable to lower fuel prices. Reducing our cost per case amounts, after considering the reductions from fuel price, reflects our progress in productivity improvements and cost reductions in our sales, general administrative and supply chain areas. More information on the rationale for our use of adjusted cost per case and reconciliations can be found under "Non-GAAP Reconciliations and Adjusted Cost per Case."

Results of International Foodservice Operations
The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Apr. 1, 2017	13-Week Period Ended Mar. 26, 2016	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$2,528,485	$1,251,815	$1,276,670	NM
Gross profit	516,748	210,682	306,066	NM
Operating expenses	500,672	177,661	323,011	NM
Operating income	$16,076	$33,021	$(16,945)	(51.3)%

Gross profit	$516,748	$210,682	$306,066	NM
Adjusted operating expenses (Non-GAAP)	476,845	177,353	299,492	NM
Adjusted operating income (Non-GAAP)	$39,903	$33,329	$6,574	19.7%

	39-Week Period Ended Apr. 1, 2017	39-Week Period Ended Mar. 26, 2016	39-Week Period Ended Change in Dollars	39-Week Period % Change
	(In thousands)
Sales	$7,882,796	$3,922,848	$3,959,948	NM
Gross profit	1,691,368	677,342	1,014,026	NM
Operating expenses	1,511,044	550,189	960,855	NM
Operating income	$180,324	$127,153	$53,171	41.8%

Gross profit	$1,691,368	$677,342	$1,014,026	NM
Adjusted operating expenses (Non-GAAP)	1,437,157	548,052	889,105	NM
Adjusted operating income (Non-GAAP)	$254,211	$129,290	$124,921	96.6%

Sales
The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	(0.1)%	$(1.8)
Acquisitions (1)	99.0	1,239.7
Foreign currency	2.1	25.9
Other	1.0	12.9
Total sales increase	102.0%	$1,276.7

	Increase (Decrease)
	39-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	(0.9)%	$(36.4)
Acquisitions (1)	100.8	3,955.2
Foreign currency	0.4	14.1
Other	0.7	27.1
Total sales increase	101.0%	$3,959.9
(1) The impact of the Brakes Acquisition is included within this line only.
Sales for the third quarter and first 39 weeks of fiscal 2017 were $1.3 billion and $4.0 billion higher than the third quarter and first 39 weeks of fiscal 2016, respectively, primarily due to the Brakes Group, which added $1.2 billion and $3.9 billion, respectively. In Canada, our sales increased in the third quarter of fiscal 2017, despite the continued softness in Alberta from the energy market decline. We had a modest decrease in sales in Canada for the first 39 weeks of fiscal 2017 due to deflation and a somewhat softer market environment. Also impacting our 39 week comparison is our sales in Mexico, which have increased due to consolidating our joint venture's results in fiscal 2017, which were not consolidated in the first 26 weeks of fiscal 2016.
Operating income decreased by $16.9 million, or 51.3%, for the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016. The decrease was primarily attributable to seasonality in the Brakes Group's business, which generally experiences lower earnings during our third quarter. Operating income increased by $53.2 million, 41.8%, for the first 39 weeks of fiscal 2017, respectively, as compared to the first 39 weeks of fiscal 2016. This increase was primarily attributable to the Brakes Acquisition. The Brakes Group performed well amidst a challenging environment in the United Kingdom and is making progress in its supply chain transformational efforts. Growth in France remains steady and Sweden continues to produce favorable results. Excluding the Brakes Group, non-GAAP operating income increased 10.6% and 10.1% for the third quarter and first 39 weeks of fiscal 2017, respectively, as compared to the third quarter and first 39 weeks of fiscal 2016, primarily from managing costs effectively in Canada within a deflationary and somewhat softer market environment. Our joint venture in Costa Rica also experienced improved operating income performance.
Gross profit dollars increased by $306.1 million and $1.0 billion in the third quarter and first 39 weeks of fiscal 2017, respectively, as compared to the third quarter and first 39 weeks of fiscal 2016, primarily attributable to the Brakes Group, which added $298.9 million and $995.1 million in the third quarter and first 39 weeks of fiscal 2017.

Operating expenses for the third quarter and first 39 weeks of fiscal 2017 increased $323.0 million and $960.9 million, respectively, compared to the third quarter and first 39 weeks of fiscal 2016, with $317.8 million and $949.9 million added from the Brakes Group. Certain Items applicable to this segment include Brakes Acquisition-related costs and restructuring costs within our Canadian operations and the Brakes Group. Excluding the Brakes Group, non-GAAP operating expenses for the third quarter and first 39 weeks of fiscal 2017 increased $3.6 million and $5.8 million, respectively, as compared to the third quarter and first 39 weeks of fiscal 2016.

Results of SYGMA and Other Segment
For SYGMA, sales were 2.6% and 2.5% higher in the third quarter and first 39 weeks of fiscal 2017, respectively, as compared to the third quarter and first 39 weeks of fiscal 2016, primarily from case growth. Case growth was primarily due to increased volume from existing customers, with additional new business also contributing to the growth in the first 39 weeks of fiscal 2017. Operating income decreased by $2.0 million and $4.7 million in the third quarter and first 39 weeks of fiscal 2017, respectively, as compared to the third quarter and first 39 weeks of fiscal 2016.  SYGMA’s profitability has been negatively impacted primarily by rising operating expenses.

For the operations that are grouped within Other, operating income decreased 8.1%, or $0.5 million, and 24.8%, or $5.9 million, in the third quarter and first 39 weeks of fiscal 2017, respectively, as compared to the third quarter and first 39 weeks of fiscal 2016. These decreases are largely the result of expenses for businesses in the early stage of operations in this segment, partially offset by higher earnings from our hotel lodging supply operations.

Corporate Expenses
Corporate expenses in the third quarter of fiscal 2017 decreased $31.9 million, or 10.2%, as compared to the third quarter of fiscal 2016, due primarily to lower pay-related expenses and Certain Items, partially offset by an increase in our estimates for our reserves for our self-insurance program (which covers portions of workers' compensation, general and vehicle liability), resulting from wage increases and unfavorable claim developments. Corporate expenses in the first 39 weeks of fiscal 2017 increased $11.6 million, or 1.4%, as compared to the first 39 weeks of fiscal 2016, which change is primarily attributable to Certain Items and an increase in our estimates for our reserves for our self-insurance program, partially offset by a decrease in pay-related expenses.
Included in corporate expenses are Certain Items that totaled $40.5 million and $115.4 million in the third quarter and first 39 weeks of fiscal 2017, respectively, as compared to $58.9 million and $72.9 million in the third quarter and first 39 weeks of fiscal 2016. Certain Items impacting the third quarter and first 39 weeks of fiscal 2017 were primarily expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred expenses of $27.7 million and $83.6 million in the third quarter and first 39 weeks of fiscal 2017, respectively, to convert to a modernized version of our established platform in conjunction with our revised business technology strategy. We incurred $12.8 million and $31.9 million in the third quarter and first 39 weeks of fiscal 2017, respectively, related to Brakes Acquisition transaction costs, project costs to convert to a modernized version of our established platform in conjunction with our revised business technology strategy, professional fees on 3-year financial objectives, and severance charges. Certain Items for the first 39 weeks of fiscal 2016 primarily related to termination costs incurred during the first quarter of fiscal 2016 in connection with the merger that had been proposed with US Foods.

Interest Expense
Interest expense increased $23.3 million for the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016, due to higher relative debt levels in the third quarter of fiscal 2017. Interest expense decreased $5.0 million for the first 39 weeks of fiscal 2017, as compared to the first 39 weeks of fiscal 2016, due to Certain Item interest costs specific to the first 39 weeks of fiscal 2016, partially offset by higher relative debt levels in the first 39 weeks of fiscal 2017. The first 39 weeks of fiscal 2016 included a loss of $86.5 million in connection with the redemption of the notes issued in fiscal 2015 to fund the merger that was proposed with US Foods. These items, along with interest expense incurred in fiscal 2016 through the date the senior notes were redeemed, are included in our Certain Items. Our interest expense increased $33.8 million and $100.3 million, excluding Certain Items, for the third quarter and first 39 weeks of fiscal 2017, respectively, from the third quarter and first 39 weeks of fiscal 2016 due to higher debt balances from senior notes that were issued in fiscal 2016 and commercial paper borrowings issued in fiscal 2017.

Net Earnings
Net earnings increased 9.7% and 14.1% in the third quarter and first 39 weeks of fiscal 2017, respectively, as compared to the third quarter and first 39 weeks of the prior year due primarily to the items noted above, as well as items impacting our income taxes that are discussed in Note 10, "Income Taxes". Adjusted net earnings increased 5.6% and 14.4% in the third quarter and first 39 weeks of fiscal 2017, respectively, primarily from gross profit growth, strong expense management and the results of the Brakes Group. Partially offsetting these increases were increased interest expense and negative tax impacts to our domestic business due to changes in deferred taxes, which resulted in earnings growth that was lower than our operating income growth.

Earnings Per Share
Basic and diluted earnings per share in the third quarter of fiscal 2017 were both $0.44, a 15.8% increase from the comparable prior period amounts of $0.38 per share. Adjusted diluted earnings per share in the third quarter of fiscal 2017 were

$0.51, a 10.9% increase from the comparable prior period amount of $0.46 per share. These results were primarily attributable to the factors discussed above related to net earnings in the third quarter of fiscal 2017.
Basic earnings per share in the first 39 weeks of fiscal 2017 were $1.53, a 20.5% increase from the comparable prior period amount of $1.27 per share. Diluted earnings per share in the first 39 weeks of fiscal 2017 were $1.52, a 20.6% increase from the comparable prior period amount of $1.26 per share. Adjusted diluted earnings per share in the first 39 weeks of fiscal 2017 were $1.76, a 20.5% increase from the comparable prior period amount of $1.46 per share. These results were primarily from the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our share repurchases in fiscal 2016 and in the first 39 weeks of fiscal 2017, which generated an approximate year over year impact of $0.04 per share benefit for the first 39 weeks of fiscal 2017, net of interest expense associated with the debt issued to repurchase the shares.

Non-GAAP Reconciliations
Sysco’s results of operations are impacted by restructuring costs consisting of (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred costs to convert to a modernized version of our established platform, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations, and (4) severance charges related to restructuring. Our results of operations are also impacted by the following acquisition-related items: (1) intangible amortization expense, (2) transaction costs, and (3) integration costs. All acquisition-related costs in fiscal 2017 that have been excluded relate to the Brakes Acquisition. Fiscal 2016 acquisition-related costs, however, include (i) Brakes Acquisition related costs, (ii) termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (iii) financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. These senior notes were redeemed in the first quarter of fiscal 2016, triggering a redemption loss of $86.5 million, and we incurred interest on these notes through the redemption date. The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. These fiscal 2017 and fiscal 2016 items are collectively referred to as "Certain Items."
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
Although Sysco has a history of growth through acquisitions, the Brakes Group is significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for the third quarter and first 39 weeks of fiscal 2017 to the same periods in fiscal 2016. Also, given the significance of the Brakes Acquisition, management believes that presenting Sysco’s financial measures, excluding the Brakes Group operating results (including, for this purpose, Brakes Group financing costs, which are not included in the Brakes Group GAAP operating results and are also not Certain Items), enhances comparability of the period over period financial performance of Sysco’s legacy business and allows investors to more effectively measure Sysco’s progress against the financial goals under Sysco’s three-year strategic plan.
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

	13-Week Period Ended Apr. 1, 2017	13-Week Period Ended Mar. 26, 2016	13-Week Period Change in Dollars	13-Week Period %/bps Change (3)
	(In thousands, except for share and per share data)
Sales	$13,524,172	$12,002,791	$1,521,381	12.7%
Impact of Brakes	(1,239,721)	—	(1,239,721)	NM
Sales excluding the impact of Brakes (Non-GAAP)	$12,284,451	$12,002,791	$281,660	2.3%

Operating expenses (GAAP)	$2,098,173	$1,765,207	$332,966	18.9%
Impact of restructuring costs (1)	(40,064)	(59,443)	19,380	NM
Impact of acquisition-related costs (2)	(24,273)	(586)	(23,686)	NM

Operating expenses adjusted for certain items (Non-GAAP)	$2,033,836	$1,705,178	$328,658	19.3%
Impact of Brakes	$(317,770)	$—	$(317,770)	NM
Impact of Brakes restructuring costs (3)	4,813	—	4,813	NM
Impact of Brakes acquisition-related costs (2)	17,048	—	17,048	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$1,737,926	$1,705,178	$32,748	1.9%

Operating income (GAAP)	$435,962	$377,618	$58,344	15.5%
Impact of restructuring costs (1)	40,064	59,443	(19,380)	NM
Impact of acquisition-related costs (2)	24,273	586	23,686	NM
Operating income adjusted for certain items (Non-GAAP)	$500,299	$437,647	$62,652	14.3%
Impact of Brakes	$18,823	$—	$18,823	NM
Impact of Brakes restructuring costs (3)	(4,813)	—	(4,813)	NM
Impact of Brakes acquisition-related costs (2)	(17,048)	—	(17,048)	NM
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$497,262	$437,647	$59,615	13.6%

Operating margin (GAAP)	3.22%	3.15%		8 bps
Operating margin (Non-GAAP)	3.70%	3.65%		5 bps
Operating margin excluding Certain Items and Brakes (Non-GAAP)	4.05%	3.65%		40 bps

Interest expense (GAAP)	$81,004	$57,699	$23,305	40.4%
Impact of acquisition financing costs	—	(10,495)	10,495	NM
Interest expense adjusted for certain items (Non-GAAP)	$81,004	$47,204	$33,800	71.6%

Net earnings (GAAP)	$238,278	$217,136	$21,142	9.7%
Impact of restructuring costs (1)	40,064	59,443	(19,379)	(32.6)
Impact of acquisition-related costs (2)	24,273	586	23,687	NM
Impact of acquisition financing costs	—	10,495	(10,495)	NM
Tax impact of restructuring costs (5)	(17,524)	(22,172)	4,648	(21.0)
Tax impact of acquisition-related costs (5)	(9,229)	(218)	(9,011)	NM
Tax impact of acquisition financing costs (5)	—	(3,914)	3,914	NM
Net earnings adjusted for certain items (Non-GAAP)	$275,862	$261,356	$14,506	5.6%
Impact of Brakes	$(3,020)	$—	$(3,020)	NM
Impact of Brakes restructuring costs (3)	(3,125)	—	(3,125)	NM
Impact of Brakes acquisition-related costs (2)	(11,065)	—	(11,065)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	20,937	—	20,937	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(9,733)	—	(9,733)	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$269,856	$261,356	$8,500	3.3%

Diluted earnings per share (GAAP)	$0.44	$0.38	$0.06	15.8%
Impact of restructuring costs (1)	0.07	0.11	(0.04)	(36.4)
Impact of acquisition-related costs (2)	0.04	—	0.04	NM
Impact of acquisition financing costs	—	0.02	(0.02)	NM
Tax impact of restructuring costs (5)	(0.03)	(0.04)	0.01	(22.8)

Tax impact of acquisition-related costs (5)	(0.02)	—	(0.02)	NM
Tax impact of acquisition financing costs (5)	—	(0.01)	0.01	NM
Diluted EPS adjusted for certain items (Non-GAAP) (4)	$0.51	$0.46	$0.05	10.9%
Impact of Brakes	$0.01	$—	$0.01	NM
Impact of Brakes restructuring costs (3)	(0.01)	—	(0.01)	NM
Impact of Brakes acquisition-related costs (2)	(0.02)	—	(0.02)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	0.04	—	0.04	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(0.02)	—	(0.02)	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP) (7)	$0.50	$0.46	$0.04	8.7%
Total Brakes accretion	$0.01	$—	$0.01	NM

(1) Includes $28 million in accelerated depreciation associated with our revised business technology strategy and $12 million related to restructuring expenses within our Brakes Group operations, costs to convert to legacy systems in conjunction with our revised business technology strategy, severance charges related to restructuring and professional fees on 3-year financial objectives.
(2) Fiscal 2017 Includes $19 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group and $7 million in transaction costs. Fiscal 2016 includes US Foods merger termination costs.
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
NM represent that the percentage change is not meaningful.

	39-Week Period Ended Apr. 1, 2017	39-Week Period Ended Mar. 26, 2016	39-Week Period Change in Dollars	39-Week Period %/bps Change
Sales	$40,950,094	$36,719,028	$4,231,066	11.5%
Impact of Brakes	(3,852,145)	—	(3,852,145)	NM
Sales excluding the impact of Brakes (Non-GAAP)	$37,097,949	$36,719,028	$378,921	1.0%

Operating expenses (GAAP)	$6,302,705	$5,233,959	$1,068,746	20.4%
Impact of restructuring costs (1)	(118,438)	(66,913)	(51,524)	77.0
Impact of acquisition-related costs (2)	(71,352)	(10,402)	(60,950)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$6,112,915	$5,156,644	$956,271	18.5%
Impact of Brakes	$(949,926)	$—	$(949,926)	NM
Impact of Brakes restructuring costs (3)	9,794	—	9,794	NM
Impact of Brakes acquisition-related costs (2)	56,838	—	56,838	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$5,229,621	$5,156,644	$72,976	1.4%

Operating income (GAAP)	$1,495,212	$1,303,675	$191,537	14.7%
Impact of restructuring costs (1)	118,438	66,913	51,524	77.0
Impact of acquisition-related costs (2)	71,352	10,402	60,950	NM
Operating income adjusted for certain items (Non-GAAP)	$1,685,002	$1,380,990	$304,012	22.0%

Impact of Brakes	$(45,206)	$—	$(45,206)	NM
Impact of Brakes restructuring costs (3)	(9,794)	—	(9,794)	NM
Impact of Brakes acquisition-related costs (2)	(56,838)	—	(56,838)	NM
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$1,573,164	$1,380,990	$192,174	13.9%

Operating margin (GAAP)	3.65%	3.55%		10 bps
Operating margin (Non-GAAP)	4.11%	3.76%		35 bps
Operating margin excluding Certain Items and Brakes (Non-GAAP)	4.24%	3.76%		48 bps

Interest expense (GAAP)	$226,858	$231,841	$(4,983)	(2.1)%
Impact of acquisition financing costs	—	(105,330)	105,330	NM
Interest expense adjusted for certain items (Non-GAAP)	$226,858	$126,511	$100,347	79.3%

Net earnings (GAAP)	$837,332	$733,955	$103,377	14.1%
Impact of restructuring costs (1)	118,438	66,913	51,525	77.0
Impact of acquisition-related costs (2)	71,352	10,402	60,950	NM
Impact of acquisition financing costs	—	105,330	(105,330)	NM
Tax impact of restructuring costs (5)	(36,840)	(24,958)	(11,882)	47.6
Tax impact of acquisition-related costs (5)	(19,515)	(3,880)	(15,635)	NM
Tax impact of acquisition financing costs (5)	—	(39,288)	39,288	NM
Net earnings adjusted for certain items (Non-GAAP)	$970,767	$848,474	$122,293	14.4%
Impact of Brakes	$(53,747)	$—	$(53,747)	NM
Impact of Brakes restructuring costs (3)	(7,220)	—	(7,220)	NM
Impact of Brakes acquisition-related costs (2)	(41,901)	—	(41,901)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	60,618	—	60,618	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(24,732)	—	(24,732)	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$903,785	$848,474	$55,311	6.5%

Diluted earnings per share (GAAP)	$1.52	$1.26	$0.26	20.6%
Impact of restructuring costs (1)	0.21	0.11	0.10	90.9
Impact of acquisition-related costs (2)	0.13	0.02	0.11	NM
Impact of acquisition financing costs	—	0.18	(0.18)	NM
Tax impact of restructuring costs (5)	(0.07)	(0.04)	(0.03)	75.0
Tax impact of acquisition-related costs (5)	(0.04)	(0.01)	(0.03)	NM
Tax impact of acquisition financing costs (5)	—	(0.07)	0.07	NM
Diluted EPS adjusted for certain items (Non-GAAP) (4)	$1.76	$1.46	$0.30	20.5%
Impact of Brakes	$(0.10)	$—	$(0.10)	NM
Impact of Brakes restructuring costs (3)	(0.01)	—	(0.01)	NM
Impact of Brakes acquisition-related costs (2)	(0.08)	—	(0.08)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	0.11	—	0.11	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(0.04)	—	(0.04)	NM
Net earnings adjusted for certain items and excluding the impact of Brakes (Non-GAAP) (4)	$1.64	$1.46	$0.18	12.2%

Total Brakes accretion	$0.12	$—	$0.12	NM
(1) Includes $84 million in accelerated depreciation associated with our revised business technology strategy and $35 million related to professional fees on 3-year financial objectives, restructuring expenses within our Brakes Group operations, costs to convert to legacy systems in conjunction with our revised business technology strategy and severance charges related to restructuring.
(2) Fiscal 2017 includes $57 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group and $15 million in transaction costs. Fiscal 2016 includes US Foods merger termination costs.
(3) Includes the Brakes Acquisition-related restructuring charges.
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
(6) Sysco Corporation issued debt to fund the Brakes Acquisition. The interest expense arising from the debt issued is attributed to the incremental impact of Brakes Group operating results, even though it is not a direct obligation of the Brakes Group and is not considered a Certain Item.
NM represent that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented:

	13-Week Period Ended Apr. 1, 2017	13-Week Period Ended Mar. 26, 2016	13-Week Period Ended Change in Dollars	13-Week Period %/bps Change
U.S. FOODSERVICE OPERATIONS
Sales (GAAP)	$9,233,048	$9,037,417	$195,631	2.2%
Gross Profit (GAAP)	1,836,226	1,765,279	70,947	4.0
Gross Margin (GAAP)	19.89%	19.53%		35 bps

Operating expenses (GAAP)	$1,147,016	$1,121,953	$25,063	2.2%
Impact of restructuring costs	—	(742)	742	NM
Operating expenses adjusted for certain items (Non-GAAP)	$1,147,016	$1,121,211	$25,805	2.3%

Operating income (GAAP)	$689,210	$643,326	$45,884	7.1%
Impact of restructuring costs	—	742	(742)	NM
Operating income adjusted for certain items (Non-GAAP)	$689,210	$644,068	$45,142	7.0%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$2,528,485	$1,251,815	$1,276,670	NM
Gross Profit (GAAP)	516,748	210,682	306,066	NM
Gross Margin (GAAP)	20.44%	16.83%		361 bps

Operating expenses (GAAP)	$500,672	$177,661	$323,011	NM
Impact of restructuring costs (1)	(6,779)	(308)	(6,471)	NM
Impact of acquisition-related costs (2)	(17,048)	—	(17,048)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$476,845	$177,353	$299,492	NM
Impact of Brakes	(317,770)	—	(317,770)	NM
Impact of Brakes restructuring costs	4,813	—	4,813	NM
Impact of Brakes acquisition-related costs	17,048	—	17,048	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$180,936	$177,353	$3,583	2.0%

Operating income (GAAP)	$16,076	$33,021	$(16,945)	(51.3)%
Impact of restructuring costs (1)	6,779	308	6,470	NM
Impact of acquisition related costs (2)	17,048	—	17,048	NM
Operating income adjusted for certain items (Non-GAAP)	$39,903	$33,329	$6,575	19.7%
Impact of Brakes	18,823	—	18,823	NM
Impact of Brakes restructuring costs	(4,813)	—	(4,813)	NM
Impact of Brakes acquisition-related costs	(17,048)	—	(17,048)	NM
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$36,865	$33,329	$3,536	10.6%
(1) Fiscal 2017 includes acquisition-related costs, restructuring charges and other severance charges related to restructuring.
(2) Fiscal 2017 includes $19 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.

(3) Fiscal 2017 includes $28 million in accelerated depreciation associated with our revised business technology strategy. Also includes $5 million related to professional fees on 3-year financial objectives and costs to convert to legacy systems in conjunction with our revised business technology strategy.
(4) Fiscal 2017 includes $7 million related to transaction costs from the Brakes Acquisition. Fiscal 2016 includes US Foods merger termination costs.
NM represent that the percentage change is not meaningful.

U.S. FOODSERVICE OPERATIONS	39-Week Period Ended Apr. 1, 2017	39-Week Period Ended Mar. 26, 2016	39-Week Period Change in Dollars	39-Week Period %/bps Change
Sales (GAAP)	$27,799,728	$27,580,667	$219,061	0.8%
Gross Profit (GAAP)	5,572,364	5,359,023	213,341	4.0
Gross Margin (GAAP)	20.04%	19.43%		61 bps

Operating expenses (GAAP)	$3,456,602	$3,403,812	$52,790	1.6%
Impact of restructuring costs	(470)	(2,176)	1,706	(78.4)
Operating expenses adjusted for certain items (Non-GAAP)	$3,456,132	$3,401,636	$54,496	1.6%

Operating income (GAAP)	$2,115,762	$1,955,211	$160,551	8.2%
Impact of restructuring costs	470	2,176	(1,706)	(78.4)
Operating income adjusted for certain items (Non-GAAP)	$2,116,232	$1,957,387	$158,845	8.1%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$7,882,796	$3,922,848	$3,959,948	NM
Gross Profit (GAAP)	1,691,368	677,342	1,014,026	NM
Gross Margin (GAAP)	21.46%	17.27%		419 bps

Operating expenses (GAAP)	$1,511,044	$550,189	$960,855	NM
Impact of restructuring costs (1)	(17,049)	(2,137)	(14,912)	NM
Impact of acquisition-related costs (2)	(56,838)	—	(56,838)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$1,437,157	$548,052	$889,105	NM
Impact of Brakes	$(949,926)	$—	$(949,926)	NM
Impact of Brakes restructuring costs	9,794	—	9,794	NM
Impact of Brakes acquisition-related costs	56,838	—	56,838	NM
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$553,863	$548,052	$5,811	1.1%

Operating income (GAAP)	$180,324	$127,153	$53,171	41.8%
Impact of restructuring costs (1)	17,049	2,137	14,912	NM
Impact of acquisition related costs (2)	56,838	—	56,838	NM
Operating income adjusted for certain items (Non-GAAP)	$254,211	$129,290	$124,921	96.6%
Impact of Brakes	$(45,206)	$—	$(45,206)	NM
Impact of Brakes restructuring costs	(9,794)	—	(9,794)	NM
Impact of Brakes acquisition-related costs	(56,838)	—	(56,838)	NM
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$142,373	$129,290	$13,083	10.1%

(1) Fiscal 2017 includes acquisition-related costs, restructuring charges and other severance charges.

(2) Fiscal 2017 includes $57 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.
(3) Fiscal 2017 includes $84 million in accelerated depreciation associated with our revised business technology strategy. Also includes $18 million related to professional fees on 3-year financial objectives and costs to convert to legacy systems in conjunction with our revised business technology strategy.
(4) Fiscal 2017 includes $15 million related to transaction costs from the Brakes Acquisition. Fiscal 2016 includes US Foods merger termination costs.
NM represent that the percentage change is not meaningful.

Adjusted Cost per Case

Cost per case is an important metric management uses to measure our expense performance. This metric is calculated by dividing the total operating expense of our U.S. Broadline companies by the number of cases sold. Adjusted cost per case is calculated similarly; however, the operating expense component excludes Certain Items applicable to these companies, prior to dividing by the number of cases sold. In the first 39 weeks of fiscal 2017, the U.S. Broadline operations represented approximately 92% of the U.S. Foodservice Operations segment's sales and nearly 85% of its operating expenses. We seek to grow our sales and reduce our costs on a per-case basis.

In the table that follows, the change in adjusted cost per case is reconciled to cost per case for the 13-week and 39-week periods in fiscal 2017.

	13-Week Period Change	39-Week Period Change
Decrease in cost per case	$(0.019)	$(0.030)
Impact of Certain Items (1)	(0.003)	(0.003)
Decrease in adjusted cost per case (Non-GAAP basis)	$(0.016)	$(0.028)
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

Liquidity and Capital Resources
Highlights
Comparisons of the cash flows from the first 39 weeks of fiscal 2017 to the first 39 weeks of fiscal 2016:

•	Cash flows from operations were $1.0 billion in 2017, compared to $989.0 million in 2016;

•	Capital expenditures totaled $413.8 million in 2017, compared to $360.9 million in 2016;

•	Free cash flow was $630.1 million in 2017, compared to $640.7 million in 2016 (see "Non-GAAP reconciliation" below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses, net of cash received, was $2.9 billion in 2017, compared to $167.7 million in 2016;

•	Commercial paper and net bank borrowings were $1.3 billion in 2017, compared to no commercial paper or bank borrowings in 2016;

•	Dividends paid were $521.8 million in 2017, compared to $523.7 million in 2016; and

•	Cash paid for treasury stock repurchases was $1.5 billion in 2017, compared to $1.7 billion in 2016.

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

Our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations. Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. As of April 1, 2017, we had $855.1 million in cash and cash equivalents, approximately 74.0% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.
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

Cash Flows
Operating Activities
We generated $1.0 billion in cash flows from operations in the first 39 weeks of fiscal 2017, compared to cash flows of $989.0 million in the first 39 weeks of fiscal 2016. This increase of $35.8 million year-over-year was largely attributable to higher operating results, improved working capital management, a favorable comparison on accrued expenses. These were principally offset by increased tax payments. The cash impact of our Certain Items decreased $213.2 million year-over-year primarily due to merger termination payments in fiscal 2016 relating to the proposed merger with US Foods. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations.
Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a positive impact of $120.6 million on the period-over-period comparison of cash flow from operations. We made seasonal investments in net working capital in both periods; however, the amount required in the first 39 weeks of fiscal 2017 was less than in the first 39 weeks of fiscal 2016 partially due to improved working capital management, with a larger contribution from accounts payable.
The positive comparison on accrued expenses was primarily due to $312.5 million in US Foods merger termination fees that were paid in the first 39 weeks of fiscal 2016, partially offset by a $98.0 million decrease from incentive payments. Our annual incentive payments from the prior fiscal year are paid in the first quarter of each fiscal year, and our fiscal 2016 performance resulted in higher incentive payments as compared to our fiscal 2015 performance.
Our tax payments in the first 39 weeks of fiscal 2017 were higher than in the first 39 weeks of fiscal 2016 by $507.2 million. Sysco's fourth quarter fiscal 2016 U.S. estimated federal tax payment was deferred to the second quarter of fiscal 2017 due to a disaster area designation for companies located in the Houston area, the location of our corporate headquarters. Additionally, we experienced lower tax payments in the first 39 weeks of fiscal 2016 due to changes in tax elections allowing us to accelerate tax deductions from method changes and from the US Foods merger termination fees.

Investing Activities
Our capital expenditures in the first 39 weeks of fiscal 2017 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment, including supply chain opportunities involving the Brakes Group. Our capital expenditures in the first 39 weeks of fiscal 2017 are higher by $52.9 million as compared to the first 39 weeks of fiscal 2016.
We estimate that our capital expenditures, net of proceeds from sales of assets, in fiscal 2017 will be in the range of approximately 1.0% to 1.1% of total sales.
During the first 39 weeks of fiscal 2017, we paid cash of $2.9 billion for acquisitions made during fiscal 2017, net of cash acquired, primarily for the Brakes Acquisition.

Free Cash Flow
Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. Our free cash flow for the first 39 weeks of fiscal 2017 decreased by $10.6 million, to $630.1 million, as compared to the first 39 weeks of fiscal 2016, principally as a result of increased tax payments.
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

	39-Week Period Ended Apr. 1, 2017	39-Week Period Ended Mar. 26, 2016
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,024,775	$988,981
Additions to plant and equipment	(413,776)	(360,883)
Proceeds from sales of plant and equipment	19,091	12,623
Free Cash Flow (Non-GAAP)	$630,090	$640,721

Financing Activities
Equity Transactions
Proceeds from exercises of share-based compensation awards were $175.3 million in the first 39 weeks of fiscal 2017, as compared to $222.8 million in the first 39 weeks of fiscal 2016. The decrease in proceeds in the first 39 weeks of fiscal 2017 was due to a decrease in the number of options exercised in this period, as compared to the first 39 weeks of fiscal 2016. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.
We routinely engage in share repurchase programs.  In June 2015, our Board of Directors approved a repurchase program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution.  In addition, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million. The authorization expires on August 21, 2017. Also, in February 2017, our Board of Directors approved a separate repurchase program authorizing the repurchase of shares of the company's common stock not to exceed $1.0 billion through the end of fiscal 2019. This repurchase program, which is in addition to any amounts remaining under the prior repurchase programs, is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company's benefit plans.
We purchased 29.1 million shares during the first 39 weeks of fiscal 2017 for $1.5 billion, resulting in a remaining authorization under the three programs of approximately $1.4 billion. There were 32.3 million shares repurchased in the first 39 weeks of fiscal 2016 for $1.7 billion.  We purchased 1.4 million additional shares under these authorizations through April 21, 2017. The number of shares we repurchase during the remainder of fiscal 2017 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.
Dividends paid in the first 39 weeks of fiscal 2017 were $521.8 million, or $0.95 per share, as compared to $523.7 million, or $0.91 per share, in the first 39 weeks of fiscal 2016.  In February 2017, we declared our regular quarterly dividend for the third quarter of fiscal 2017 of $0.33 per share, which was paid in April 2017.

Debt Activity and Borrowing Availability
Our debt activity and borrowing availability is described in Note 6, "Debt". Our outstanding borrowings at April 1, 2017, and subsequently, are disclosed within that note. Updated amounts through April 21, 2017, include:

•	$1.3 billion outstanding from our commercial paper program

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

During the first 39 weeks of fiscal 2017 and 2016, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.85% and 0.44%, respectively.

Included in current maturities of long-term debt as of April 1, 2017 are the 5.25% senior notes totaling $500.0 million, which mature in February 2018. It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes or a combination thereof.

Multiemployer Plans
Our exposure to multiemployer defined benefit plans is discussed in Note 14 "Subsequent Events" including our estimate of our share of withdrawal liability for these plans.
Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended July 2, 2016 (our 2016 Form 10-K), contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of July 2, 2016. Since July 2, 2016, there have been no material changes to our specified contractual obligations.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Sysco’s most critical accounting policies and estimates include those that pertain to the company sponsored pension plans, income taxes, goodwill and intangible assets and share-based compensation, which are described in Item 7 of our 2016 Form 10-K and a Current Report on Form 8-K filed on February 6, 2017, which includes recast sections from our 2016 Form 10-K.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about:

•	consumer confidence;

•	expectations regarding earnings per share growth and the factors impacting it, including the earnings per share impact of the Brakes Acquisition, and its estimated intangible amortization expense;

•	expectations with respect to achieving our three-year financial targets;

•	expectations regarding segment operating income increasing at a greater rate than segment sales growth;

•	expectations regarding leveraging earnings growth at a greater rate than sales growth;

•	expectations regarding future fuel costs;

•	Sysco's ability to achieve accelerated case growth through a focus on local customers, grow gross profit dollars and manage overall expenses;

•	the ability of the Brakes Group to manage its supply chain, and the related anticipated benefits;

•	anticipated performance in our European operations;

•	anticipated fuel needs for the remainder of fiscal 2017 and fiscal 2018;

•	the impact of general economic conditions on our business and our industry;

•	expectations regarding inflation and deflation;

•	anticipated capital expenditures;

•	expectations regarding potential multiemployer pension plan liability;

•	expectations and goals related to sales and cost per case for our U.S. Broadline companies;

•	expectations regarding the allocation of cash generated from operations;

•	Sysco’s expectations regarding cash held by international subsidiaries;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and maintain sufficient liquidity;

•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;

•	our expectations regarding the impact of seasonal trends on cash flow from operations and free cash flow;

•	our strategy and expectations regarding share repurchases; and

•	expectations related to our forward diesel fuel commitments.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our 2016 Form 10-K:

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

•
capital expenditures may vary based on changes in business plans and other factors, including risks related to the implementation of various initiatives, the timing and successful completion of acquisitions, construction schedules and the possibility that other cash requirements could result in delays or cancellations of capital spending; and

•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our 2016 Form 10-K.

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

Interest Rate Risk
At April 1, 2017, there were $1.3 billion in commercial paper issuances outstanding. Total debt as of April 1, 2017 was $8.6 billion, of which approximately 59% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk
Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. During the first 39 weeks of fiscal 2017 and fiscal 2016, fuel costs related to outbound deliveries represented approximately 0.5% of sales in both periods.
We have used both forward purchase contracts and fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of April 1, 2017, we had forward diesel fuel commitments totaling approximately $25.0 million through June 2017 and fuel swap contracts with notional amounts of $70.0 million through June 2018. These contracts will lock in the price of approximately 40% to 45% of our fuel purchase needs through June 2018. Our remaining fuel purchase needs will occur at market rates, unless contracted for a fixed price at a later date.

Foreign Currency Risk
See Note 5, "Derivative Financial Instruments," for a discussion of our foreign currency risk hedging.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 1, 2017, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level. Sysco closed the Brakes Acquisition on July 5, 2016, and the Brakes Group's total assets and sales constituted 23.7% and 9.4%, respectively, of Sysco's consolidated total assets and sales as shown on our consolidated financial statements as of and for the 39 weeks ended April 1, 2017. As the Acquisition occurred in the first quarter of 2017, we excluded the internal control over financial reporting of the Brakes Group entities from the scope of our assessment of the effectiveness of Sysco’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 1, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Brakes Acquisition had a material impact on internal control over financial reporting.  Due to the timing of the Brakes Acquisition, we will exclude the internal control over financial reporting of the Brakes Group from our evaluation of internal control over financial reporting of the Company for the year ending July 1, 2017.  This exclusion is in accordance with general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting in the first year of consolidating an acquired business, if specified conditions are satisfied.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended July 2, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the first 39 weeks of fiscal 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
January 1 - January 28	1,913,297	$54.93	1,911,083	—
Month #2
January 29 - February 25	2,170,800	52.48	2,170,800	—
Month #3
February 26 - April 1	2,292,511	52.44	2,286,394	—

Total	6,376,608	$53.20	6,368,277	—

(1) The total number of shares purchased includes 2,214, 0 and 6,117 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We routinely engage in share repurchase programs.  In June 2015, our Board of Directors approved a repurchase program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution.  This share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for "Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs." In addition, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million. The authorization expires on August 21, 2017. Also, in February 2017, our Board of Directors approved a separate repurchase program authorizing the repurchase of shares of the company's common stock not to exceed $1.0 billion through the end of fiscal 2019. This repurchase program, which is in addition to any amounts remaining under the prior repurchase programs, is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company's benefit plans.

We purchased 29.1 million shares during the first 39 weeks of fiscal 2017, resulting in a remaining authorization under these three programs of approximately $1.4 billion. We purchased 32.3 million shares in the first 39 weeks of fiscal 2016. We purchased 1.4 million additional shares under these authorizations through April 21, 2017. The number of shares we repurchase during the remainder of fiscal 2017 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

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

Sysco Corporation
(Registrant)

	By	/s/ WILLIAM J. DELANEY
Date: May 8, 2017		William J. DeLaney
Chief Executive Officer

	By	/s/ JOEL T. GRADE
Date: May 8, 2017		Joel T. Grade
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—
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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Review Report from Ernst & Young LLP dated May 8, 2017, re: unaudited financial statements.

15.2#	—	Acknowledgment letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 filed with the SEC on May 8, 2017, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of April 1, 2017, July 2, 2016 and Mar 26, 2016, (ii) Consolidated Results of Operations for the thirteen and thirty nine week periods ended April 1, 2017 and March 26, 2016, (iii) Consolidated Statements of Comprehensive Income for the thirteen and thirty nine week periods ended April 1, 2017 and March 26, 2016, (iv) Consolidated Cash Flows for the thirty nine week periods ended April 1, 2017 and March 26, 2016, and (v) the Notes to Consolidated Financial Statements.

___________
# Filed herewith