Form 10-K
period 2017-07-01
SYSCO CORP
filed 2017-08-30
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $27,403,829,196 as of December 31, 2016 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 30, 2016, as reported by The Wall Street Journal (Southwest Edition)).  As of August 11, 2017, the registrant had issued and outstanding an aggregate of 527,881,766 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the company’s 2017 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest global distributor of food and related products primarily to the foodservice or food-away-from-home industry.  We provide products and related services to over 500,000 customer locations, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock.  Since our formation, we have grown from $115 million to $55.4 billion in annual sales, both through internal expansion of existing operations and through acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending July 1, 2017 for fiscal 2017, a 53-week year ending July 2, 2016 for fiscal 2016, and a 52-week year ending June 27, 2015 for fiscal 2015. We will have a 52-week year ending June 30, 2018 for fiscal 2018.

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

Acquisition of Brakes Group

In February 2016, Sysco entered into a share sale and purchase agreement (the Purchase Agreement) to acquire Cucina Lux Investments Limited, the parent holding company of the Brakes Group (the Brakes Acquisition). On July 5, 2016, following the end of fiscal year 2016, Sysco closed the Brakes Acquisition. The consideration paid by Sysco in connection with the Brakes Acquisition was approximately £2.3 billion (approximately $3.1 billion based on exchange rates on July 5, 2016), and included the repayment of approximately $2.3 billion of the Brakes Group’s then outstanding debt. The purchase price was paid primarily in cash using the proceeds from recent debt issuances and other cash on hand, and was subject to certain adjustments as provided in the Purchase Agreement. The Brakes Group is now wholly owned by Sysco.

The Brakes Group is a large European foodservice business supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to foodservice customers ranging from large customers, including leisure, pub, restaurant, hotel and contract catering groups, to smaller customers, including independent restaurants, hotels, fast food outlets, schools and hospitals. The Brakes Group’s largest businesses are in the United Kingdom (U.K.), France, and Sweden, in addition to a presence in Ireland, Belgium, Spain, and Luxembourg. The Brakes Acquisition significantly strengthens Sysco’s position as the global leader in selling, marketing and distributing food products and offers attractive opportunities for organic growth and future expansion in European markets.

The Brakes Group supplies a broad variety of products, including a portfolio of privately branded products, which are generally delivered through its distribution networks, consisting of central distribution hubs, satellite depots and its fleet of delivery vehicles. The Brakes Group also has separate divisions specializing in catering supplies and equipment. Brakes Group companies include: Brakes, Brakes Catering Equipment, Brake France, Country Choice, Davigel, Fresh Direct, Freshfayre, M&J Seafood, Menigo Foodservice, Pauley’s, Wild Harvest and Woodward Foodservice.

Reporting Segments

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located in North America and Europe.  Under the accounting provisions related to disclosures about segments of an enterprise, we have aggregated our operating segments into three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•
U.S. Foodservice Operations - primarily includes U.S. Broadline operations, custom-cut meat and seafood companies, FreshPoint (our specialty produce companies) and European Imports (a specialty import company);

•
International Foodservice Operations - includes broadline operations in Canada and Europe, including the Brakes Group (which was acquired in fiscal 2017), Bahamas, Mexico, Costa Rica and Panama, as well as a company that distributes to international customers;

•	SYGMA - our customized distribution subsidiary; and

•
Other - primarily our hotel supply operations and Sysco Labs, which includes our suite of technology solutions that help support the business needs of our customers and provides support for some of our business technology needs.

Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. Selected financial data for each of our reportable segments, as well as financial information concerning geographic areas, can be found in Note 21, "Business Segment Information," in the Notes to Consolidated Financial Statements in Item 8.

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

The products we distribute include:

•	a full line of frozen foods, such as meats, seafood, fully prepared entrées, fruits, vegetables and desserts;

•	a full line of canned and dry foods;

•	fresh meats and seafood;

•	dairy products;

•	beverage products;

•	imported specialties; and

•	fresh produce.
We also supply a wide variety of non-food items, including:

•	paper products such as disposable napkins, plates and cups;

•	tableware such as china and silverware;

•	cookware such as pots, pans and utensils;

•	restaurant and kitchen equipment and supplies; and

•	cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2017	2016	2015
Fresh and frozen meats	19%	20%	21%
Canned and dry products	16	17	16
Frozen fruits, vegetables, bakery and other	15	13	13
Poultry	11	11	11
Dairy products	11	11	11
Fresh produce	8	8	8
Paper and disposables	6	7	7
Seafood	6	5	5
Beverage products	4	4	4
Janitorial products	2	2	2
Equipment and smallwares	1	1	1
Medical supplies	1	1	1
Totals	100%	100%	100%

Our distribution centers, which we refer to as operating companies, distribute branded merchandise, as well as products packaged under our private brands.  Products packaged under our private brands have been manufactured for Sysco according to specifications that have been developed by our quality assurance team.  In addition, our quality assurance team certifies the manufacturing and processing plants where these products are packaged, enforces our quality control standards and identifies supply sources that satisfy our requirements.

We believe that prompt and accurate delivery of orders, competitive pricing, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of foodservice products to our customers.  Our operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice.  Through the sales and marketing representatives and support staff of Sysco and our operating companies, we stay informed of the needs of our customers and acquaint them with new products and services.  Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers’ businesses.

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended July 1, 2017.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2017	2016	2015
Restaurants	61%	63%	64%
Healthcare	9	9	9
Education, government	9	8	8
Travel, leisure, retail	9	8	8
Other (1)	12	12	11
Totals	100%	100%	100%

(1)
Other includes cafeterias that are not stand alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports.  None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

Sources of Supply

We purchase from thousands of suppliers, both domestic and international, none of which individually accounts for more than 10% of our purchases.  These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers.  Purchasing is generally carried out through both centrally developed purchasing programs, domestically and internationally, and direct purchasing programs established by our various operating companies.

We administer a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products.  The program covers the purchasing and marketing of branded merchandise, as well as products from a number of national brand suppliers, encompassing substantially all product lines.  Some of our products are purchased internationally within global procurement centers in order to build strategic relationships with international suppliers and to optimize our supply chain network. Sysco’s operating companies purchase product from the suppliers participating in these consolidated programs and from other suppliers, although Sysco Brand products are only available to the operating companies through these consolidated programs.  We also focus on increasing profitability by lowering operating costs and by lowering aggregate inventory levels, which reduces future facility expansion needs at our Broadline operating companies, while providing greater value to our suppliers and customers.

Working Capital Practices

Our growth is funded through a combination of cash flow from operations, commercial paper issuances and long-term borrowings.  See the discussion in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” regarding our liquidity, financial position and sources and uses of funds.

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

Corporate Headquarters and Shared Services Center

Our corporate staff makes available a number of services to our operating companies and our shared services center performs support services for employees, suppliers and customers.  Members of these groups possess experience and expertise in, among other areas, customer and vendor contract administration, accounting and finance, treasury, legal, information technology, payroll and employee benefits, risk management and insurance, sales and marketing, human resources, strategy, and tax compliance services.  The corporate office also makes available warehousing and distribution services, which provide assistance in operational best practices including space utilization, energy conservation, fleet management and work flow.

Capital Improvements

During fiscal 2017, 2016 and 2015, approximately $686.4 million, $527.3 million and $542.8 million, respectively, were invested in delivery fleet, facilities, technology and other capital asset enhancements.  From time to time, we dispose of assets in the normal course of business; we consider proceeds from these asset sales to be an offset to capital expenditures.  During fiscal 2017, 2016 and 2015, capital expenditures, net of proceeds from sales of assets, were $662.7 million, $503.8 million and $518.4 million, respectively. Capital expenditures as a percentage of sales during fiscal 2017, 2016 and 2015 were 1.2%, 1.0% and 1.1%, respectively.  We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2018 should be approximately 1.3% to 1.4% of sales.  During the three years ended July 1, 2017, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings.  We expect to finance our fiscal 2018 capital expenditures from the same sources.

Employees

As of July 1, 2017, we had approximately 66,500 employees, approximately 15% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden.  Contract negotiations are handled by each individual operating company.  Approximately 14% of our union employees who are covered by collective bargaining agreements have or will have expired contracts during fiscal 2018, which contracts are subject to renegotiation.  Since July 1, 2017, there have been 3 contract renegotiations.  We consider our labor relations to be satisfactory.

Competition

We believe there are a large number of companies engaged in the distribution of food and non-food products to the foodservice industry in the United States (U.S.).  Our customers may also choose to purchase products directly from wholesale or retail outlets, including club, cash and carry and grocery stores, online retailers, or negotiate prices directly with our suppliers.  Online retailers and e-commerce companies are also participants in the foodservice industry.  While we compete primarily in the U.S. with local and regional distributors, some organizations compete with us on a multi-region basis.  In addition, these local, regional and multi-regional distributors can create purchasing cooperatives and marketing groups to enhance their competitive abilities by expanding their product mix, improving purchasing power and extending their geographic capabilities.  We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices.  Our customers are accustomed to purchasing from multiple suppliers and channels concurrently.  Product needs, service requirements and price are just a few of the factors they evaluate when deciding where to purchase.  Customers can choose from many broadline foodservice distributors, specialty distributors that focus on specific categories such as produce, meat or seafood, other wholesale channels, club stores, cash and carry stores, grocery stores and numerous online retailers.  Since switching costs are very low, customers can make supplier and channel changes very quickly.  There are few barriers to market entry.  Existing foodservice competitors can extend their shipping distances and add truck routes and warehouses relatively quickly to serve new markets or customers.

We estimate that we serve about 16% of an approximately $280 billion annual foodservice market in the U.S. based on a measurement as of the end of calendar 2016, based on industry data obtained from Technomic, Inc. We also serve certain international geographies that vary in size and amount of market share. We believe, based upon industry trade data, that our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2017.  While comprehensive industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trading areas.  We believe our competitive advantages include our marketing associates; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers such as business reviews and menu analysis; and our multi-regional presence in North America and Europe, which mitigates some of the impact of regional economic declines that may occur over time.

Through our acquisition of the Brakes Group, we are also a large distributor of food and non-food products to the foodservice sector in Europe. Our largest businesses in Europe are in the U.K., France, Sweden and Ireland, and we also have a presence in Belgium, Spain and Luxembourg. Foodservice distribution is highly competitive in the different European countries. Across Europe, we face competition from other national broadline distributors, as well as a large number of regional, local and specialty distributors.

We believe our liquidity and access to capital provides us the ability to continuously invest in business improvements.  There are a small number of companies competing in the food-away-from-home industry in the U.S. with publicly traded equity.  While our public company status provides us with some advantages over many of our competitors, including access to capital, we believe it also puts us at a disadvantage, in that most of our competitors do not face the obligations and additional costs related to complying with regulatory requirements.

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

The recently published and pending rules under the Food Safety Modernization Act (FSMA) will significantly expand our food safety requirements. Among other things, FDA regulations implementing the FSMA require us to establish and maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA further imposes new requirements for food products imported into the U.S. and provides the FDA with mandatory recall authority. In particular, the final rule on the sanitary transportation of food, which became effective for Sysco in the fourth quarter of fiscal 2017, required us to enhance certain of our systems to ensure that we met the rule’s new standards for maintaining the safety of food during transportation.

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

Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections by the FDA and USDA. Our facilities are generally inspected at least annually by federal and/or state authorities. We also must establish communication programs to transmit information about the hazards of certain chemicals present in some of the products we distribute.

Our customers include several departments of the federal government, including the Department of Defense and Department of Veterans Affairs facilities, as well as certain state and local entities. These customer relationships subject us to additional regulations applicable to government contractors.

We are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate our trucking operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours-of service. Such matters as weight and dimension of equipment also fall under federal and state regulations. In addition, we are subject to the U.S. False Claims Act, and similar state statutes, which prohibit the submission of claims for payment to the government that are false and the knowing retention of overpayments.

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

Our business is subject to competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act and related federal and state antitrust laws in the U.S. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, or engaging in other conduct that unreasonably restrains competition. In many jurisdictions, compliance with these competition laws is of special importance to us, and our operations may come under special scrutiny by competition law authorities, due to our competitive position in those jurisdictions.

Outside the U.S., our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements. For example, as a result of our acquisition of the Brakes Group on July 5, 2016, we became subject to legal and regulatory requirements of the principal regions where Brakes conducts its business (including in the U.K., Ireland, France and Sweden (the Brakes Principal Regions), as well as those of the European Union, which requirements relate to, among other things, competition, product composition, packaging, labeling, advertisement and the safety of food products, as well as the health, safety and working conditions of employees. In addition, following the acquisition of the Brakes Group, our business became subject to the U.K. Modern Slavery Act 2015, which requires certain companies that operate in the U.K. to prepare a report describing steps taken to ensure that slavery and human trafficking is not taking place in its supply chain or business, as well as the U.K. Bribery Act 2010, an anti-corruption law that restricts the offer or payment of anything of value to both government officials as well as to other non-governmental persons with the intent of gaining favorable government action, business or an advantage.

All of our company's facilities and other operations in the U.S. and elsewhere around the world are subject to various environmental protection statutes and regulations, including those in the U.S., the European Union and the Brakes Principal Regions, relating to: (1) the use of water resources and the discharge of wastewater; (2) the discharge of pollutants into the air, including vehicle emissions; (3) proper handling, treatment and disposing of solid and hazardous wastes; and (4) protecting against and appropriately investigating and remediating spills and releases.  Further, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks (including the investigation and remediation of soil and groundwater contamination associated with the use of underground storage tanks). See “Item1A. Risk Factors - Business and Operational Risks - We may incur significant costs to comply with environmental laws and regulations, and we may be subject to substantial fines, penalties, or third-party claims for non-compliance.”

General

We have numerous trademarks that are of significant importance, including the SYSCO® and Brakes® trademarks, in addition to our privately branded product trademarks that include these trademarks.  These trademarks and the private brands on which they are used are widely recognized within the foodservice industry.  In North America, approximately half of our privately branded sales are from products labeled with our SYSCO® trademark without any other trademark.  We believe the loss of the SYSCO® trademark would have a material adverse effect on our results of operations.  In Europe, approximately 25% of our privately branded European sales are from products labeled with the Brakes® trademark. Both our U.S. and European trademarks are effective for a ten-year period and the company generally renews its trademarks before their expiration dates unless a particular trademark is no longer in use.  The company does not have any material patents or licenses.

We are not engaged in material research and development activities relating to the development of new products or the improvement of existing products.

Our sales do not generally fluctuate significantly on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.

As of July 1, 2017, we operated 324 distribution facilities throughout North America and Europe.

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

Volatile food costs have a direct impact on our industry.  Periods of significant product cost inflation may have a negative impact on our results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers.  In addition, periods of rapidly increasing inflation may negatively impact our business due to the timing needed to pass on such increases, the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment.  Conversely, our business may be adversely impacted by periods of product cost deflation, because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage margin.  As a result, our results of operations may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

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

•
Liquidity issues and the inability of our customers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to conduct day-to-day transactions involving the collection of funds from such customers.

•
Liquidity issues and the inability of our suppliers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to obtain the foodservice products and supplies needed by us in the quantities and at the prices requested.

We believe that uncertainty in the economic environment over the past several years has adversely affected the rate of improvement in both business and consumer confidence and spending, and uncertainty about the long-term investment environment could further depress capital investment and economic activity in the future.

Economic and political instability and potential unfavorable changes in laws and regulations resulting from the U.K.’s exit from the European Union could adversely affect our results of operations and financial condition.

The U.K.’s anticipated exit from the European Union (the EU) and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and its laws and regulations impacting business conducted between them) could disrupt the overall stability of the U.K. and the EU given the diverse economic and political circumstances of the U.K. and individual EU countries and otherwise negatively impact our European operations, including the Brakes Group. If changes occur in laws and regulations impacting the flow of goods, services and workers between the U.K. and the EU, our European operations could also be negatively impacted. The completion of the U.K.’s exit from the EU could have less severe, but still significant, implications. Such exit could adversely affect the value of our euro- and pound-denominated assets and obligations. Exchange rates related to the British pound sterling have been more volatile since the U.K. announced it would exit the EU and such volatility may continue in the future. Future fluctuations in the exchange rate between the British pound sterling and the local currencies of our suppliers may have the effect of increasing our cost of goods sold in the U.K., which increases we may not be able to pass on to our customers. In addition, the U.K.’s exit from the EU could cause financial and capital markets within and outside the EU to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact the foodservice distribution industry. Any one of these impacts could have an adverse effect on our financial condition and results of operations.

Competition in our industry may adversely impact our margins and our ability to retain customers, and makes it difficult for us to maintain our market share, growth rate and profitability.

The foodservice distribution industry is fragmented and highly competitive, with local, regional, multi-regional distributors and specialty competitors.  Local and regional companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These suppliers may also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Furthermore, barriers to entry by new competitors, or geographic or product line expansion by existing competitors, are low.  Additionally, increased competition from non-traditional sources (such as club stores and commercial wholesale outlets with lower cost structures), cash and carry operations and group purchasing organizations have served to further increase pressure on the industry’s profit margins, and continued margin pressure within the industry may have a material adverse effect on our results of operations.   We are also experiencing growing competition from online direct food wholesalers. Finally, demand for food-away-from-home products is volatile and price sensitive, imposing limits on our customers’ ability to absorb cost increases.  New and increasing competitive sources may result in increased focus on pricing and on limiting price increases, or may require increased discounting or other concessions.  Such competition or other industry pressures may result in margin erosion and/or make it difficult for us to attract and retain customers.

If we are unable to effectively differentiate ourselves from our competitors, our results of operations could be adversely impacted. In addition, even if we are able to effectively differentiate ourselves, we may only be able to do so through increased expenditures or decreased prices, which could also adversely impact our results of operations.

We may not be able to fully compensate for increases in fuel costs, and fuel hedging arrangements intended to contain fuel costs could result in above market fuel costs.

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

We routinely enter into fuel hedging arrangements, including fuel derivatives, to hedge our exposure to volatile fuel prices. There can be no assurance that our fuel hedging transactions will be effective to protect us from changes in fuel prices, and if fuel prices decrease significantly, these hedging arrangements would result in our paying higher than market costs for a portion of our diesel fuel. In addition, our future use of fuel derivatives would expose us to the risk that one of our counterparties fails to perform its obligations, whether due to its insolvency or otherwise, which could result in financial losses.

Business and Operational Risks

Conditions beyond our control can interrupt our supplies and increase our product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, animal disease outbreaks, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, terrorist attacks or international hostilities and natural disasters or other catastrophic events (including, but not limited to, food-borne illnesses). Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

In addition, as a foodservice distributor, it is necessary for us to maintain an inventory of products, and declines in product pricing levels between the time we purchase the product from our suppliers and the time we sell the product to our customers could reduce our margin on that inventory, adversely affecting our results of operations.

Adverse publicity about us or lack of confidence in our products could negatively impact our reputation and reduce earnings.

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business.  Sysco’s brand names, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them.  Anything that damages our reputation or public confidence in our products, whether or not justified, including adverse publicity about the quality, safety, sustainability or integrity of our products or relating to illegal or unethical activities by our employees, suppliers or agents, could tarnish our reputation and diminish the value of our brand, which could adversely affect our results of operations.

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

Our relationships with long-term customers may be materially diminished or terminated.

We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms, or at all, or collect amounts owed to us from insolvent customers. Our customer agreements are generally terminable upon advance written notice (typically ranging from 30 days to six months) by either us or the customer, which provides our customers with the opportunity to renegotiate their contracts with us on less favorable terms or to award more business to our competitors. The loss of one or more of our major customers could adversely affect our business, financial condition, and results of operations.

Unfavorable changes to the mix of locally managed customers versus multi-unit customers could have a material adverse effect on our results of operations and financial condition.

Increasing the volume of our sales to locally managed customers is very important for our business and our results of operations. Gross margin from our multi-unit customers is generally lower than that of our locally managed customers because we typically sell higher volumes of products to these customers and provide a relatively lower level of value-added services than we do to locally managed customers.  If sales to our locally managed customers do not grow at the same or a greater rate as sales to our multi-unit customers, our operating margins may decline.

Moreover, if sales to our multi-unit customers increase at a faster pace of growth than sales to our locally-managed customers, we will become more dependent on multi-unit customers as they begin to represent a greater proportion of our total sales.  Additionally, the loss of sales to the larger of these multi-unit customers could have a material negative impact on our results of operations and financial condition.  Additionally, as a result of our greater dependence on these customers, we could be pressured by them to lower our prices and/or offer expanded or additional services at the same prices.  In that event, if we were unable to achieve additional cost savings to offset these price reductions and/or cost increases, our results of operations could be materially adversely affected.  We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic and locally grown products, and a shift towards plant-based proteins and/or animal proteins derived from animals that were humanely treated and anti-biotic free. Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in terms of spend, seek new and different, as well as more ethnic, menu options and menu innovation. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs and/or supply shortages associated with our efforts to accommodate those changes as our suppliers adapt to the new eating preferences. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits.

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

As demonstrated by our acquisition of the Brakes Group, an element of our strategy includes further expansion of operations into international markets and the establishment of international procurement organizations.  Our ability to successfully operate in international markets may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations, of the countries or regions in which we currently operate or intend to operate in the future.  Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, maintaining product quality and greater difficulty in enforcing intellectual property rights.  Additionally, foreign currency exchange rates and fluctuations thereof may have an adverse effect on the financial results of our international operations.

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

We may have exposure to additional tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, the U.S. and many countries in the EU where we do business, are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. In particular, reforming the taxation of international businesses has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes, some of which could have a significant adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination could change if tax laws or tax rulings were to be modified. We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. Although we believe that our income and non-income based tax estimates are appropriate, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

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

We are subject to regulation by various federal, state, provincial, regional and local governments in the countries in which we operate with respect to many aspects of our business, such as food safety and sanitation, ethical business practices, transportation, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety, and due to the services we provide in connection with governmentally funded entitlement programs. For a detailed discussion of the laws and regulations to which our business is subject, please refer to “Business - Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.

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

If we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, or seizures or debarments from contracting with such government. The cost of compliance or the consequences of non-compliance, including debarments, could have an adverse effect on our results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

We may incur significant costs to comply with environmental laws and regulations, and we may be subject to substantial fines, penalties or third-party claims for non-compliance.

Our operations are subject to various federal, state, provincial, regional and local laws, rules and regulations in the various countries in which we operate relating to the protection of the environment, including those governing:

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

For example, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products, which are subject to laws regulating such systems and storage tanks (including the investigation and remediation of soil and groundwater contamination associated with the use of underground storage tanks).  Certain of these laws and regulations in the European Union and the Brakes Principal Regions may impose liability for costs (which could be material) of investigation or remediation of contamination regardless of fault or the legality of the original disposal, and even if such contamination was present prior to the commencement of Brakes’ operations at the site and was not caused by its activities. In addition, many of our facilities have propane and battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs.

We must finance and integrate acquired businesses effectively.

Historically, a portion of our growth has come through acquisitions.  If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our earnings per share may be materially adversely affected.   Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise, or with a culture different from Sysco’s. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources.  Significant acquisitions may also require the issuance of material additional amounts of debt or equity, which could materially alter our debt-to-equity ratio, increase our interest expense and decrease earnings per share, and make it difficult for us to obtain favorable financing for other acquisitions or capital investments. In addition, our failure to implement effective internal control over financial reporting and disclosure controls and procedures with respect to a significant acquired business, such as the Brakes Group, could result in material weaknesses and/or a failure to file our periodic reports with the SEC on a timely basis.

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

As described in Note 11, "Debt and Other Financing Arrangements," as of July 1, 2017, we had approximately $8.2 billion of total indebtedness which included a commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion; a revolving credit facility supporting our U.S. commercial paper program in the amount of $2.0 billion scheduled to expire on November 2, 2021, and various other smaller bank facilities.

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

Our indebtedness may further increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures, potential acquisitions, joint ventures and/or share repurchase programs.  Our increased level of indebtedness and the ultimate cost of such indebtedness could have a negative impact on our liquidity, cost of future debt financing and financial results, and our credit ratings may be adversely affected as a result of the incurrence of additional indebtedness.  In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and any alternative financing measures available may not be successful and may not permit us to meet our scheduled debt service obligations.

We rely on technology in our business and any cybersecurity incident, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers.

We use technology in substantially all aspects of our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. We use software and other technology systems, among other things, to generate and select orders, to load and route trucks, to make purchases, to manage our warehouses and to monitor and manage our business on a day-to-day basis. We also use mobile devices, social networking and other online platforms to connect with our employees, suppliers, business partners and customers. Further, our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about the company and our business partners.

These technology systems and our uses thereof are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information.  Any such disruption to these software and other technology systems, or the technology systems of third parties on which we rely, the failure of these systems to otherwise perform as anticipated, or the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage, any or all of which would potentially adversely affect our customer service, decrease the volume of our business and result in increased costs and lower profits.

Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk.  If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

While Sysco has invested, and continues to invest, in technology security initiatives and other measures to prevent security breaches and cyber incidents, as well as disaster recovery plans, these initiatives and measures may not be entirely effective to insulate us from technology disruption that could result in adverse effects on our results of operations. Additionally, information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. If our competitors implement new technologies more quickly or successfully than we do, such competitors may be able to provide lower cost or enhanced services of superior quality compared to those we provide, which could have an adverse effect on our results of operations.

We may be required to pay material amounts under multiemployer defined benefit pension plans.

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  Approximately 13% of our current U.S. employees are participants in such multiemployer plans.  In fiscal 2017, our total contributions to these plans were approximately $44.6 million and, in May 2017, a Sysco subsidiary voluntarily withdrew from a multiemployer pension plan and recorded a $35.6 million withdrawal liability.  The costs of providing benefits through such plans have increased in recent years.  The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit.  Based upon the information available to us from plan administrators, we believe that several of these multiemployer plans are underfunded.  The unfunded liabilities of these plans may result in increased future payments by us and the other participating employers.  Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions.  Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.  We could also be treated as partially withdrawing from participation in one of these plans if the number of our employees participating in a given plan is reduced to a certain degree over a certain period of time. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $147.9 million as of July 1, 2017.  A significant increase to funding requirements could adversely affect the company’s financial condition, results of operations or cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines.

At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (Retirement Plan) as of December 31, 2012 for all U.S. based salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.  While these actions will serve to limit future growth in our pension liabilities, we had a sizable pension obligation of $4.2 billion as of July 1, 2017; therefore, financial market factors could impact our funding requirements.  Although recent pension funding relief legislation has served to defer some required funding, additional contributions may be required if our plan is not fully funded when the provisions that provided the relief are phased out.  See Note 14, "Company-Sponsored Employee Benefit Plans" to the Consolidated Financial Statements in Item 8 for a discussion of the funded status of the Retirement Plan.

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

As of July 1, 2017, approximately 9,813 employees at 55 operating companies were members of 53 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. Moreover, labor organizing activities could result in additional employees becoming unionized, which could increase our labor costs.  In fiscal 2018, 12 agreements covering approximately 1,367 employees have expired or will expire.  Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages.  Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each country and the aggregate square footage devoted to cold and dry storage as of July 1, 2017.

Location	Number of Facilities	Square Feet (in thousands)	Segment Served (1)
Bahamas	1	200	I
Canada	37	4,597	I, O
Costa Rica	4	317	I
France	38	1,192	I
Ireland and Northern Ireland	3	587	I
Mexico	4	192	I
Panama	1	44	I
Spain	2	26	I
Sweden	7	742	I
United Kingdom	65	2,855	I, O
United States and its territories (2)	162	37,970	U, I, S, O
Totals	324	48,722

(1)	Segments served include U.S. Foodservice (U), International Foodservice (I), SYGMA (S), and Other (O).

(2)	Texas, California, and Florida account for 17, 18, and 19, respectively, of the facilities located in the U.S.

We own approximately 38,086,000 square feet of our distribution facilities (or 78.2% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2018 to fiscal 2063, exclusive of renewal options.

We own our approximately 625,000 square foot headquarters office complex in Houston, Texas.  In addition, we own our approximately 669,000 square foot complex in Cypress, Texas that houses shared business services and other corporate services.

We are currently constructing expansions or build-outs for our distribution facilities in Maryland, Missouri and Texas. These operating companies, in the aggregate, accounted for 4% of fiscal 2017 sales.

As of July 1, 2017, our fleet of approximately 13,400 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods.  We own approximately 87% of these vehicles and lease the remainder.

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

	Common Stock Prices		Dividends Declared Per Share
	High	Low
Fiscal 2016:
First Quarter	$41.87	$35.45	$0.30
Second Quarter	42.03	38.34	0.31
Third Quarter	46.69	38.84	0.31
Fourth Quarter	50.94	45.19	0.31
Fiscal 2017:
First Quarter	$53.97	$48.70	$0.31
Second Quarter	57.07	47.14	0.33
Third Quarter	55.95	49.90	0.33
Fourth Quarter	56.10	49.22	0.33

The number of record owners of Sysco’s common stock as of August 11, 2017 was 9,751.

We currently expect that comparable quarterly cash dividends will continue to be paid in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

We made the following share repurchases during the fourth quarter of fiscal 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
April 2 – April 29	2,013,592	$52.12	2,013,592	—
Month #2
April 30 – May 27	1,853,126	54.09	1,849,499	—
Month #3
May 28 – July 1	2,840,637	53.88	2,840,637	—
Total	6,707,355	$53.41	6,703,728	—

(1)
The total number of shares purchased includes zero, 3,627, and zero shares tendered by individuals in connection with stock option exercised in month #1, month #2, and month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.

In June 2015, our Board of Directors approved a program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company’s common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. In August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million.  We repurchased all shares under the $3.0 billion authorization that expired on July 1, 2017. We also repurchased all $800 million in shares under the August 2015 authorization, which expired on August 21, 2017. In February 2017, our Board of Directors approved a separate repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. This share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for "Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs."

We purchased 35,744,589 shares under these plans in fiscal 2017, resulting in a remaining authorization under these programs of $988.4 million.  There were 44,716,180 shares repurchased under our then outstanding plans in fiscal 2016. We purchased an additional 3,026,737 shares through August 11, 2017.

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

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2012, and that all dividends were reinvested.  Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

	6/30/2012	6/29/2013	6/28/2014	6/27/2015	7/2/2016	7/1/2017
Sysco Corporation	$100	$119	$136	$142	$195	$197
S&P 500	100	121	150	164	168	198
S&P 500 Food/Staple Retail Index	100	121	146	173	176	171

Item 6.  Selected Financial Data

	Fiscal Year
	2017 (1)	2016 (1)(2)	2015 (1)	2014 (1)	2013
	(In thousands except for per share data)
Sales	$55,371,139	$50,366,919	$48,680,752	$46,516,712	$44,411,233

Operating income	2,053,171	1,850,500	1,229,362	1,587,122	1,658,478

Earnings before income taxes	1,766,230	1,433,007	1,008,147	1,475,624	1,547,455
Income taxes	623,727	483,385	321,374	544,091	555,028
Net earnings	$1,142,503	$949,622	$686,773	$931,533	$992,427

Net earnings:
Basic earnings per share	$2.10	$1.66	$1.16	$1.59	$1.68
Diluted earnings per share	2.08	1.64	1.15	1.58	1.67

Dividends declared per share	$1.30	$1.23	$1.19	$1.15	$1.11

Total assets	$17,756,655	$16,721,804	$17,989,281	$13,141,113	$12,678,208
Capital expenditures	686,378	527,346	542,830	523,206	511,862

Current maturities of long-term debt (3)	$530,075	$8,909	$4,979,301	$304,777	$207,301
Long-term debt	7,660,877	7,336,930	2,271,825	2,357,330	2,627,544
Total long-term debt	8,190,952	7,345,839	7,251,126	2,662,107	2,834,845
Shareholders’ equity	2,381,516	3,479,608	5,260,224	5,266,695	5,191,810
Total capitalization	$10,572,468	$10,825,447	$12,511,350	$7,928,802	$8,026,655
Ratio of long-term debt to capitalization (3)	77.5%	67.9%	58.0%	33.6%	35.3%

(1)
Our results of operations are impacted by Certain Items that have resulted in reduced earnings on a GAAP basis. See “Non-GAAP Reconciliations,” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of these items and our results on an adjusted basis that exclude Certain Items.

(2)	Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year ending July 2, 2016 for fiscal 2016.

(3)
Specific to fiscal 2015, our current maturities of long-term debt included senior notes issued for the proposed merger with US Foods that were required to be redeemed due to the termination of the merger agreement. We redeemed these notes in July 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from restructuring costs consisting of (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our then-existing system and incurred costs to convert to a modernized version of our established platform, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations, and (4) severance charges related to restructuring. Our results of operations are also impacted by the following acquisition-related items: (1) intangible amortization expense, (2) transaction costs, and (3) integration costs. All acquisition-related costs in fiscal 2017 that have been excluded relate to the Brakes Group acquisition (the Brakes Acquisition). Sysco’s results of operations are also impacted by multiemployer pension (MEPP) withdrawal charges. Fiscal 2016 acquisition-related costs, however, include (i) Brakes Acquisition related costs, (ii)

termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (iii) financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. These senior notes were redeemed in the first quarter of fiscal 2016, triggering a redemption loss of $86.5 million, and we incurred interest on these notes through the redemption date. The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. Additionally, our results of operations were impacted by multiemployer pension plan withdrawal costs in fiscal 2017. These fiscal 2017 and fiscal 2016 items are collectively referred to as "Certain Items," and they have been excluded from our non-GAAP financial measures. With respect to the adjusted return on invested capital targets, our invested capital is adjusted for the accumulation of debt incurred for the Brakes Acquisition that would not have been borrowed absent this acquisition.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending July 1, 2017 for fiscal 2017, a 53-week year ending July 2, 2016 for fiscal 2016, and a 52-week year ending June 27, 2015 for fiscal 2015. Because fiscal 2017 contained one fewer week as compared to fiscal 2016, our Consolidated Results of Operations for fiscal 2017 are not directly comparable to the prior year. Management believes that adjusting the fiscal 2016 Consolidated Results of Operations for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. Sysco’s results of operations and related metrics within this section will be disclosed on both a 52-week and 53-week basis for fiscal 2017 as compared to fiscal 2016. This is calculated by deducting one-fourteenth of the total metric for the fourth quarter of fiscal 2016.

Any metric within this section referred to as “adjusted” will reflect the applicable impact of both Certain Items and the extra week in fiscal 2016. More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.  Our primary operations are located in North America and Europe. The company has aggregated certain of its operating segments into three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•	U.S. Foodservice Operations - primarily includes U.S. Broadline, custom-cut meat and seafood companies, FreshPoint (our specialty produce companies) and European Imports (a specialty import company);

•
International Foodservice Operations - primarily includes broadline operations in Canada and Europe (including the Brakes Group, which was acquired in fiscal 2017), Bahamas, Mexico, Costa Rica and Panama, as well as a company that distributes to international customers;

•	SYGMA - our customized distribution subsidiary; and

•
Other - primarily our hotel supply operations and Sysco Labs, which includes our suite of technology solutions that help support the business needs of our customers and provides support for some of our business technology needs.

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

We estimate that we serve approximately 16% of the $280 billion annual foodservice market in the United States (U.S.) based on industry data obtained from Technomic, Inc. From time to time, Technomic may revise the methodology used to calculate the size of the foodservice market and, as a result, our percentage can change not only from our sales results, but also from such revisions. We also serve certain international geographies that vary in size and amount of market share.

According to industry sources, the foodservice, or food-away-from-home, market represents approximately 51% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar 2016. Industry sources estimate the total foodservice market in the U.S. experienced a real sales increase of approximately 1.4% in calendar year 2016 and 2.3% in calendar year 2015.  Real sales changes do not include the impact of inflation or deflation.

Acquisition of Brakes Group
On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group, pursuant to an agreement for the sale and purchase of securities in the capital of the Brakes Group, dated as of February 19, 2016 (the Purchase Agreement), by and among Sysco, entities affiliated with Bain Capital Investors, LLC, and members of management of the Brakes Group. Following the closing of the Brakes Acquisition, the Brakes Group became a wholly owned subsidiary of Sysco.

The Brakes Group is a large European foodservice business, supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to foodservice customers. The Brakes Group’s largest businesses are in the United Kingdom (U.K.), France, and Sweden, in addition to a presence in Ireland, Belgium, Spain, and Luxembourg. The Brakes Acquisition significantly strengthens Sysco’s position as the global leader in selling, marketing and distributing food products and offers attractive opportunities for organic growth and future expansion in European markets.

Highlights and Trends

Comparison of results from fiscal 2017 to fiscal 2016:

•	Sales:

◦	increased 9.9%, or $5.0 billion, to $55.4 billion;

◦	adjusted sales, on a comparable 52-week basis and excluding Brakes, increased 1.6%;

•	Operating income:

◦	increased 11.0%, or $202.7 million, to $2.1 billion;

◦	adjusted operating income increased 17.1%, or $343 million, to $2.4 billion;

◦	adjusted operating income, on a comparable 52-week basis and excluding Brakes, increased 12.4%;

•	Net earnings:

◦	increased 20.3%, or $192.9 million, to $1.1 billion;

◦	adjusted net earnings increased 11.9%, or $145 million, to $1.4 billion;

◦	adjusted net earnings, on a comparable 52-week basis and excluding Brakes, increased 8.0%;

•	Basic earnings per share:

◦	increased 26.5%, or $0.44, to $2.10 from the comparable prior year amount of $1.66 per share;

•	Diluted earnings per share:

◦	increased 26.8%, or $0.44, to $2.08 from the comparable prior year amount of $1.64 per share;

◦	adjusted diluted earnings per share were $2.48 in fiscal 2017, an 18.1% increase from the comparable prior year amount of $2.10 per share and a 20.4% increase on a comparable 52-week basis;

◦	adjusted diluted earnings per share, on a comparable 52-week basis and excluding Brakes, were $2.34 in fiscal 2017, a 13.6% increase.
See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

The general foodservice market environment since the beginning of fiscal 2017 has reflected a modestly growing U.S. economy, disparate regional economic conditions in Canada, and mixed economic backdrops in the U.K., Ireland, France and Sweden. While we continue to transition some large contract customers in our U.S. Foodservice Operations, our case growth with local customers in that business segment improved during the second half of the year. Favorable consumer confidence throughout much of the U.S. contributed to restaurant check size increases, even though year-over-year traffic trends were unfavorable in certain customer segments. Throughout fiscal 2017, we provided our customers with excellent service, delivered case growth through a focus on local customers, improved our gross profit dollars and effectively managed overall expenses. These are all important steps towards achieving our three-year plan financial objectives. We also completed the Brakes Acquisition, which added positively to our results.

Our sales and gross profit performance can be influenced by multiple factors including price, volume and product mix.  The modest level of growth in the foodservice market has created additional competitive pricing pressures, which can impact our profitability. The majority of our sales are to locally managed customers and multi-unit customers. Our locally managed customers, including independent restaurant customers, comprise a greater percentage of our profitability as compared to multi-unit customers. Case growth with our locally managed broadline business is important to drive gross profit dollar growth.  Our sales to multi-unit customers, including chain restaurants and multi-locational restaurants, also comprise a significant portion of our overall volumes. Gross margin on sales to our multi-unit customers is generally lower than on sales to other types of customers due to the higher volumes we sell to these customers. In fiscal 2017, we grew our cases with local customers; however, case growth for our multi-unit customers declined due in part to our efforts to deliver disciplined, profitable growth. We will continue to focus on local customer growth by providing value through innovative product offerings and value-added services, along with improved e-commerce capabilities. We also expect case growth trends for multi-unit customers to begin to improve as we progress through fiscal 2018. We offer an assortment of Sysco-branded products that we can differentiate from privately branded products, which enables us to achieve higher gross profits. As a result, we focus on sales growth for these products, especially with locally managed customers. Inflation is a factor that contributes to the level of sales and gross profit growth and can be a factor that contributes to gross margin pressure.  We experienced deflation at a rate of 0.6% for fiscal 2017. Deflation in fiscal 2017 occurred primarily in the meat, dairy and produce categories, partially offset by modest inflation in other categories. We saw modest overall inflation during the last quarter of the year, driven by poultry, produce, dairy and seafood categories. We expect inflation to continue for the balance of calendar 2017. Periods of high inflation, either overall or in certain product categories, can have an unfavorable effect on us and our customers, as high food costs can be difficult to pass on to our customers.

We have experienced higher operating expenses in fiscal 2017, as compared to fiscal 2016, that are attributable to higher case volumes and the addition of the Brakes Group. While these costs are increasing, certain of our expenses declined, including fuel costs attributable to lower fuel prices in fiscal 2017, as compared to fiscal 2016. We expect operating expenses to increase in fiscal 2018, primarily driven by anticipated growth in case volume. We also expect transportation costs to increase due to higher fuel prices. We intend to make increased investments in the sales team, which will drive local case growth. We have also incurred Certain Items in fiscal 2017 for restructuring costs, currently consisting of the impact of changes to our business technology strategy, restructuring expenses within our Brakes Group operations, professional fees incurred related to our three-year strategic plan, and severance charges. Additionally, we incurred costs associated with a withdrawal from a multiemployer pension plan in fiscal 2017.

During the year, Brakes performed reasonably well amidst a challenging environment in the U.K., exceeding our expectations for earnings per share accretion by contributing $0.09 per share for fiscal 2017. On an adjusted basis, our Brakes Group operations contributed approximately $0.14 per share to our adjusted consolidated earnings per share for fiscal 2017. The Brakes Group is progressing in its supply chain transformational efforts as it moves to multi-temperature capability across the U.K. Growth in France remains steady. Additionally we continue to see long term opportunities for growth across our new European business. See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Strategy

We are focused on optimizing our core foodservice business through our customer centric strategy with a “One Sysco” approach that is being executed at a high level and that positions us to deliver disciplined, profitable and sustainable growth moving forward. We aspire to be the most valued and trusted business partner for all of our customers and are committed to delivering on our targeted financial objectives for Sysco’s shareholders. We will continue to develop and refine current key strategic initiatives, such as category management, revenue management, enhanced customer facing technology and multiple productivity improvement measures, in our ongoing effort to create competitive advantage. We will do this by deepening our customer insight work, continually enhancing our technology capabilities and by attracting and developing highly capable and increasingly diverse leaders and associates.  We have identified five components of our strategy to help us achieve our mission and vision as follows:

•
Partnership - Profoundly enrich the experience of doing business with Sysco:  Our primary focus is to help our customers succeed.  We believe that by building on our current competitive advantages, we will be able to further differentiate our offering to customers.  Our competitive advantages include our marketing associates; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers such as business reviews and menu analysis; and our multi-regional presence in North America and Europe.  In addition, we have a portfolio of businesses spanning broadline, chain restaurant distribution, specialty produce, specialty meat, hotel amenities, specialty import and export which serves our customers’ needs across a wide array of business segments.  We believe this strategy of enriching the experience of doing business with Sysco will increase customer retention and profitably accelerate sales growth with both existing and new customers.

•
Productivity - Continuously improve productivity in all areas of our business:  We continually strive to improve productivity and improve cost management.  From modernizing software systems to leveraging the power of our end-to-end supply chain, we continue to invest in ways to improve our service to our customers.

•
Products - Enhance our portfolio of products and services by initiating a customer-centric innovation program:  We continually explore opportunities to provide new and improved products, technologies and services to our customers.

•
People - Leverage talent, structure, and culture to drive performance:  Our ability to drive results and grow our business is directly linked to having the best talent in the industry.  We are committed to the continued enhancement of our talent management programs in terms of how we recruit, select, train and develop our associates throughout Sysco, as well as succession planning.  Our ultimate objective is to provide all of our associates with an inclusive environment and outstanding opportunities for professional growth and career development.

•
Portfolio - Explore, assess and pursue new businesses and markets: This strategy is focused on identifying opportunities to expand within our core business, which could include growth in new international markets, and in adjacent areas that complement our core foodservice distribution business.  As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions, joint ventures and sales of assets and businesses.

In fiscal 2016, we set three-year financial targets to be achieved by the end of fiscal 2018:

•	Improve adjusted operating income by at least $500 million using fiscal 2015 as the base year. This was subsequently increased to a range of $600 million to $650 million;

•	Grow adjusted earnings per share faster than operating income; and

•	Achieve 15% in return on invested capital improvement for existing businesses.

Because our original targets were set without the contemplation of the Brakes Acquisition, our Brakes Group operations are not included in our adjusted operating income improvement or earnings per share goals.

The key strategic levers of our three-year plan include delivering accelerated case growth through a focus on local customers, growing gross profit dollars and managing overall expenses. Our strategic focus on accelerating growth with local customers utilizes an insights-based, customer-centric approach that permeates everything we do. We have improved the capabilities of our sales force through investments made in training, technology and targeted specialized resources and, as a result, our marketing associates are spending more time working with our customers on value-added activities and consultative services, such as menu analysis, inventory management, and business reviews. These services foster a deeper relationship with our customers and further enforces the role that the sales force plays in helping our customers succeed. We have seen improvements in our return on invested capital, as net working capital performance continues to improve, driven by improvements in payables, receivables and inventory.

During fiscal 2017, we delivered the following results against these objectives, as compared to fiscal 2016:

•	Total sales grew 9.9%; and increased 1.6% on a comparable 52-week basis and excluding Brakes;

•
Gross profit dollars grew by 16.8% and expanded gross margin by 112 basis points; and adjusted gross profit dollars, on a comparable 52-week basis and excluding Brakes, grew by 4.1%, which included gross margin expansion of 43 basis points;

•	Operating expenses grew by 18.3%; and adjusted operating expenses, on a comparable 52-week basis and excluding Brakes, grew by 1.7%;

•	Operating income grew by 11.0%; and adjusted operating income, on a comparable 52-week basis and excluding Brakes, grew by 12.4%; and

•	Diluted earnings per share grew 26.8%; and adjusted diluted earnings per share, on a comparable 52-week basis and excluding Brakes, grew 13.6%.

Over this two-year period since establishing our three-year financial targets, we have grown our operating income by $823.8 million and our adjusted operating income by $416.9 million. The difference between our reported amount and adjusted amount includes the impact of the Brakes Acquisition. Additionally, our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2015, which were primarily due to termination costs in connection with the merger that had been proposed with US Foods and financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. We expect to continue to drive leverage between gross profit growth and expense growth and believe that we will achieve the high end of our $600 million to $650 million adjusted operating income goal.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2017	2016	2015
Sales	100%	100.0%	100.0%
Cost of sales	80.9	82.1	82.4
Gross profit	19.1	17.9	17.6
Operating expenses	15.4	14.3	15.0
Operating income	3.7	3.7	2.5
Interest expense	0.5	0.6	0.5
Other expense (income), net	—	0.2	(0.1)
Earnings before income taxes	3.2	2.8	2.1
Income taxes	1.1	1.0	0.7
Net earnings	2.1%	1.9%	1.4%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	2017	2016
Sales	9.9%	3.5%
Cost of sales	8.4	3.0
Gross profit	16.8	5.7
Operating expenses	18.3	(1.8)
Operating income	11.0	50.5
Interest expense	(1.1)	20.1
Other expense (income), net (1)	(114.3)	(431.5)
Earnings before income taxes	23.3	42.1
Income taxes	29.0	50.4
Net earnings	20.3%	38.3%
Basic earnings per share	26.5%	43.1%
Diluted earnings per share	26.8	42.6
Average shares outstanding	(5.2)	(3.2)
Diluted shares outstanding	(5.0)	(3.3)

(1)	Other expense (income), net was income of $15.9 million in fiscal 2017 and expense of $111.3 million in fiscal 2016.

Segment Results

We have aggregated certain of our operating segments into three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•
U.S. Foodservice Operations - primarily includes U.S. Broadline operations, custom-cut meat and seafood companies, FreshPoint (our specialty produce companies) and European Imports (a specialty import company);

•
International Foodservice Operations - includes broadline operations in Canada and Europe, including the Brakes Group (which was acquired in fiscal 2017), Bahamas, Mexico, Costa Rica and Panama, as well as a company that distributes to international customers;

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

Management evaluates the performance of each of our operating segments based on its respective operating income results.  Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center.  These also include all share-based compensation costs.  While a segment’s operating income may be impacted in the short-term by increases or decreases in gross profits, expenses, or a combination thereof, over the long-term, each business segment is expected to increase its operating income at a greater rate than sales growth.  This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

The following represents our results by reportable segments, and also demonstrates the impact of the Brakes Group's results on our international foodservice operations segment:

	52-Week Period Ended July 1, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$37,604,698	$10,613,059	$6,178,909	$974,473	$—	$55,371,139
Sales increase (decrease)	(0.5)%	95.2%	1.3%	(7.4)%		9.9%
Percentage of total	67.9%	19.2%	11.2%	1.7%		100.0%

Operating income	$2,891,612	$243,116	$23,299	$20,279	$(1,125,135)	$2,053,171
Operating income increase (decrease)	4.3%	37.2%	(15.2)%	(37.8)%		11.0%
Percentage of total segments	91.0%	7.6%	0.7%	0.6%		100.0%
Operating income as a percentage of sales	7.7%	2.3%	0.4%	2.1%		3.7%

	53-Week Period Ended July 2, 2016
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$37,776,443	$5,436,209	$6,102,328	$1,051,939	$—	$50,366,919
Sales increase (decrease)	4.6%	(2.8)%	0.4%	15.2%		3.5%
Percentage of total	75.0%	10.8%	12.1%	2.1%		100.0%

Operating income	$2,771,932	$177,159	$27,469	$32,586	$(1,158,646)	$1,850,500
Operating income increase (decrease)	11.2%	3.7%	34.8%	22.5%		50.5%
Percentage of total segments	92.1%	5.9%	0.9%	1.1%		100.0%
Operating income as a percentage of sales	7.3%	3.3%	0.5%	3.1%		3.7%

	52-Week Period Ended June 27, 2015
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$36,098,977	$5,592,137	$6,076,215	$913,423	$—	$48,680,752
Percentage of total	74.2%	11.5%	12.5%	1.8%		100.0%

Operating income	$2,493,210	$170,913	$20,381	$26,596	$(1,481,738)	$1,229,362
Percentage of total segments	92.0%	6.3%	0.8%	1.0%		100.0%
Operating income as a percentage of sales	6.9%	3.1%	0.3%	2.9%		2.5%
NM represent that the percentage change is not meaningful.

Based on information in Note 21, "Business Segment Information" in fiscal 2017 and fiscal 2016, U.S. Foodservice Operations and International Foodservice Operations represented approximately 67.9% and 19.2%, respectively, of Sysco’s overall sales. In fiscal 2017 and fiscal 2016, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 91.0% and 7.6%, respectively, of the total segment operating income.  This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.

Results of U.S. Foodservice Operations

In fiscal 2017, the U.S. Foodservice Operations operating results represented approximately 67.9% of Sysco’s overall sales and 91.0% of the aggregated operating income of Sysco’s reporting segments. There are several factors that contribute to these higher operating results as compared to the other operating segments.  We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment.  The breadth of its sales force, geographic reach of its distribution area and its purchasing power enable this segment to generate its relatively stronger results of operations.

The following tables set forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2017	2016	Change in Dollars	% Change
	(In thousands)
Sales	$37,604,698	$37,776,443	$(171,745)	(0.5)%
Gross profit	7,556,392	7,413,436	142,956	1.9
Operating expenses	4,664,780	4,641,504	23,276	0.5
Operating income	$2,891,612	$2,771,932	$119,680	4.3%

Adjusted Gross profit (Non-GAAP)	$7,556,392	$7,266,692	$289,700	4.0%
Adjusted operating expenses (Non-GAAP)	4,628,710	4,549,830	78,880	1.7
Adjusted operating income (Non-GAAP)	$2,927,682	$2,716,862	$210,820	7.8%

	2016	2015	Change in Dollars	% Change
	(In thousands)
Sales	$37,776,443	$36,098,977	$1,677,466	4.6%
Gross profit	7,413,436	6,934,223	479,213	6.9
Operating expenses	4,641,504	4,441,013	200,491	4.5
Operating income	$2,771,932	$2,493,210	$278,722	11.2%

Adjusted Gross profit (Non-GAAP)	$7,266,692	$6,934,223	$332,469	4.8%
Adjusted operating expenses (Non-GAAP)	4,549,830	4,438,172	111,658	2.5
Adjusted operating income (Non-GAAP)	$2,716,862	$2,496,051	$220,811	8.8%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the prior year in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	2017		2016
	(in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	1.0%	$377.7	3.1%	$1,108.1
Deflation	(0.4)	(134.6)	(0.9)	(333.7)
Acquisitions	0.3	100.7	0.3	88.7
Extra week in fiscal 2016	(0.8)	(287.0)	1.9	728.3
Other (1)	(0.6)	(228.5)	0.2	86.1
Total sales increase	(0.5)%	$(171.7)	4.6%	$1,677.5

(1)	Case volume excludes the volume impact from our custom-cut meat and seafood companies that do not measure volume in cases. Any impact in volumes from these operations are included within "Other".

Sales were 0.5% lower in fiscal 2017 than in fiscal 2016.  The largest driver of the 0.5% decrease was the extra week in fiscal 2016, which we estimate contributed 0.8% of the sales decline in fiscal 2017.  Case volumes for the company’s U.S. Broadline operations including acquisitions within the last 12 months declined 1.0% in fiscal 2017 compared to fiscal 2016.  We estimate that the extra week contributed 2.0% of the 1.0% case decline.  Absent the impact of the extra week in fiscal 2016, case volume grew primarily from locally managed customers. Other items impacting the change in sales, but to a lesser extent, were pricing management of product cost deflation and product mix.

	Increase (Decrease)		Increase (Decrease)
	2016		2015
	(in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	3.1%	$1,108.1	3.0%	$1,020.6
(Deflation) inflation	(0.9)	(333.7)	3.7	1,249.6
Acquisitions	0.3	88.7	0.4	142.0
Extra week in fiscal 2016	1.9	728.3	—	—
Other (1)	0.2	86.1	(0.4)	(145.6)
Total sales increase	4.6%	$1,677.5	6.7%	$2,266.6

(1)	Case volume excludes the volume impact from our custom-cut meat and seafood companies that do not measure volume in cases. Any impact in volumes from these operations are included within "Other."

Sales for fiscal 2016 were 4.6% higher than fiscal 2015.  The largest drivers of the increases were case volume growth, an extra week in fiscal 2016 and sales from acquisitions that occurred within fiscal 2016.

Operating Income

Operating income increased by 4.3% in fiscal 2017 over fiscal 2016, primarily due to our gross profits growing at a faster pace than operating expenses. Higher gross profits were achieved as we managed the deflationary environment in the first part of the year and operating expense increases were limited, reflecting favorable expense management. We estimate that the extra week in fiscal 2016 partially offset, by 2.0%, the year-over-year operating income growth.

Gross profit dollars increased in fiscal 2017, as compared to fiscal 2016, primarily due to effective management of deflation, a more beneficial mix of local customer case growth and increased sales of Sysco branded products to local customers. Our case growth for Sysco branded sales to local customers increased 62 basis points for fiscal 2017. The change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.4% during fiscal 2017 for our U.S. Broadline operations.  Deflation in fiscal 2017 occurred primarily in the meat, dairy and produce categories, partially offset by modest inflation in other categories.

Operating expenses increased in 2017, as compared to fiscal 2016, primarily due to costs associated with multiemployer pension plan withdrawal costs in fiscal 2017 and indirect spend. These increases were partially offset by the impact of the extra week in fiscal 2016, reduced fuel costs and pay-related expenses. Indirect spend includes costs such as fleet maintenance and supplies. For our U.S. Broadline operations, our cost per case and adjusted cost per case increased $0.02 per case and decreased $0.01 per case, respectively, in fiscal 2017 as compared to fiscal 2016.  The decrease on an adjusted basis reflects improved productivity in the warehouse and execution of our functional standard organizational design, including a solid territory planning effort in sales. The portion of the decrease attributable to lower fuel prices was a $0.02 benefit per case. Additionally, the impact of the extra week in fiscal 2016 was not large enough to produce a different result on a 52-week basis.

Operating income increased by 11.2% in fiscal 2016 over fiscal 2015, primarily due to the extra week in fiscal 2016 and higher gross profits, partially offset by higher operating expenses attributable to higher case volumes. We estimate that the extra week contributed 2.3% of the 11.2% operating income growth.  Our gross profit grew at a faster pace than operating expenses, reflecting favorable expense management.

Gross profit dollars increased in fiscal 2016 as compared to fiscal 2015 primarily due to the extra week in fiscal 2016, sales volumes, including a more beneficial mix of local customer case growth, higher sales of Sysco branded products to local customers, benefits of category management and revenue management and effective management of deflation. Our focus on center of plate categories, such as beef, pork and poultry, and our emphasis on fresh produce helped drive gross profit growth. Our case growth for Sysco brand sales to local customers increased 82 basis points for fiscal 2016. The change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.9% during fiscal 2016 for our U.S. Broadline operations.  Deflation in fiscal 2016 occurred primarily in the meat, seafood, dairy and poultry categories for both periods, partially offset by modest inflation in other categories.

Operating expenses increased in 2016, as compared to fiscal 2015, primarily due to the extra week in fiscal 2016 and expenses attributable to higher case volumes. These increases were partially offset by reduced indirect spend and fuel costs and administrative expense. Indirect spend includes costs such as fleet maintenance and supplies. For our U.S. Broadline operations, our cost per case and adjusted cost per case decreased $0.04 per case in fiscal 2016 as compared to the corresponding periods of fiscal 2015.  The decrease reflects progress in productivity improvements and cost reductions in our supply chain including reduced fuel costs and indirect spend. The decrease attributable to lower fuel prices was a $0.04 benefit per case. Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for fiscal 2016. Additionally, the impact of the extra week in fiscal 2016 was not large enough to produce a different result on a 52-week basis.

Results of International Foodservice Operations

In fiscal 2017, the International Foodservice Operations operating results represented approximately 19.2% of Sysco’s overall sales and 7.6% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

The following tables set forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2017	2016	Change in Dollars	% Change
	(In thousands)
Sales	$10,613,059	$5,436,209	$5,176,850	95.2%
Gross profit	2,275,819	938,942	1,336,877	142.4
Operating expenses	2,032,703	761,783	1,270,920	166.8
Operating income	$243,116	$177,159	$65,957	37.2%

Adjusted Gross profit (Non-GAAP)	$941,967	$920,256	$21,711	2.4%
Adjusted operating expenses (Non-GAAP)	738,555	738,210	345	—
Adjusted operating income (Non-GAAP)	$203,412	$182,046	$21,366	11.7%

	2016	2015	Change in Dollars	% Change
	(In thousands)
Sales	$5,436,209	$5,592,137	$(155,928)	(2.8)%
Gross profit	938,942	969,433	(30,491)	(3.1)
Operating expenses	761,783	798,520	(36,737)	(4.6)
Operating income	$177,159	$170,913	$6,246	3.7%

Adjusted Gross profit (Non-GAAP)	$920,256	$969,433	$(49,177)	(5.1)%
Adjusted operating expenses (Non-GAAP)	738,210	793,976	(55,766)	(7.0)
Adjusted operating income (Non-GAAP)	$182,046	$175,457	$6,589	3.8%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	2017		2016
	(in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	(0.3)%	$(13.3)	(2.0)%	$(111.0)
Acquisitions (1)	99.0	5,273.8	3.7	204.2
Foreign currency	(0.7)	(38.5)	(10.7)	(597.3)
Extra week in fiscal 2016	(4.0)	(108.2)	1.93	108.8
Other	1.2	63.0	4.3	239.4
Total sales increase	95.2%	$5,176.8	(2.8)%	$(155.9)

(1)	The impact of the Brakes Acquisition is included within this line only.

Sales were 95.2% higher in fiscal 2017 than in fiscal 2016.  The increase for fiscal 2017 was primarily due to the acquisition of the Brakes Group, which added $5.2 billion during the year. The increase was partially offset by the impact of the extra week in fiscal 2016, a small decline in case volume, primarily in Canada, and unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars. We had a modest decrease in sales in Canada due to softer market conditions.

	Increase (Decrease)		Increase (Decrease)
	2016		2015
	(in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	(2.0)%	$(111.0)	7.5%	$423.3
Acquisitions	3.7	204.2	2.3	130.5
Foreign currency	(10.7)	(597.3)	(8.3)	(469.7)
Extra week in fiscal 2016	1.93	108.8	—	—
Other	4.3	239.4	(2.2)	(126.0)
Total sales increase	(2.8)%	$(155.9)	(0.7)%	$(41.9)

Sales were 2.8% lower in fiscal 2016 than in fiscal 2015.  The decrease for fiscal 2016 was primarily due to unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars, partially offset by the extra week within fiscal 2016. The consolidation of our joint venture in Mexico in the last half of fiscal 2016 also partially offset lower sales.

Operating Income

Operating income increased by 37.2% in fiscal 2017 from fiscal 2016, primarily attributable to the Brakes Acquisition.  The Brakes Group is progressing in its supply chain transformational efforts as it moves to multi-temperature capability across the U.K. Growth in France remains steady. Excluding the Brakes Group, non-GAAP operating income, adjusted for the impact of the extra week in fiscal 2016, increased 11.7% in fiscal 2017 as compared to fiscal 2016, primarily from managing costs effectively in Canada within a deflationary and somewhat softer market environment. Our joint venture in Costa Rica also experienced improved operating income performance.

Gross profit dollars increased $1.3 billion in fiscal 2017 as compared to fiscal 2016, primarily due to the Brakes Acquisition. Adjusted gross profit dollars, excluding the impact of Brakes and on a comparable 52 week basis, increased 2.4%. Adjusted gross profit dollar growth was higher due to improved sales execution and implementation of our customer focused initiatives, such as category management and revenue management in our Canadian operations.

Operating expenses increased $1.3 billion in fiscal 2017 as compared to fiscal 2016, largely due to the Brakes Acquisition. Adjusted operating expenses excluding Brakes were flat in fiscal 2017, as compared to fiscal 2016, as a result of our effectively managing costs by streamlining administrative expenses to improve productivity in the Canadian business.

Operating income increased by 3.7% in fiscal 2016 from fiscal 2015, primarily driven by improved operating performance, in addition to the impact of the extra week in fiscal 2016.

Gross profit dollars decreased 3.1%, while operating expenses decreased 4.6% in fiscal 2016 as compared to fiscal 2015.  Gross profit dollar growth was higher due to stronger relative mix of sales for our locally managed customers and case growth primarily in our Canadian operations; however, these improvements were more than offset by unfavorable changes in exchange rates used to translate our gross profit into U.S. dollars.

Operating expenses decreased in fiscal 2016 largely due to reduced general and administrative costs in our Canadian operations, in addition to the favorable impact of changes in exchange rates used to translate our operating expenses into U.S. dollars.

Results of SYGMA and Other Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 1.3% higher in fiscal 2017 than in fiscal 2016.  The increase for fiscal 2017 was primarily attributable to case growth. Case growth was primarily the result of increased volume from existing customers, with additional new business also contributing to such growth.

Sales were 0.4% higher in fiscal 2016 than in fiscal 2015.  The increase for fiscal 2016 was primarily due to the extra week within fiscal 2016, organic customer growth and the addition of new customers. Partially offsetting these increases were lost and strategically resigned business, product cost deflation and lower fuel surcharges.

Operating Income

Operating income decreased by 15.2% in fiscal 2017 as compared to fiscal 2016, primarily driven by operating expense growth exceeding gross profit dollar growth.  Gross profit dollars increased 3.3%, while operating expenses increased 4.5% in fiscal 2017 as compared to fiscal 2016.  Gross profit dollar growth was lower due to higher product margins.  Operating expenses increased in fiscal 2017 largely due to higher pay-related expenses.

Operating income increased by 34.8% in fiscal 2016 from fiscal 2015, primarily driven by improved operating performance in addition to the impact of the extra week in fiscal 2016.  Gross profit dollars decreased 3.2%, while operating expenses decreased 4.9% in fiscal 2016 as compared to fiscal 2015.  Gross profit dollar growth was lower due to lower product margins and reduced fuel surcharges.  Operating expenses decreased in fiscal 2016 largely due to reduced transportation costs reflecting improved retention of drivers and lower fuel costs. Both transportation and warehouse costs, including pay-related expenses, improved from improved expense management and improved productivity.

“Other” segment information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds, primarily including our hotel supply operations and Sysco Labs, which includes our suite of technology solutions that help support the business needs of our customers and provides support for some of our business technology needs.

Operating income decreased 37.8%, or $12.3 million, in fiscal 2017 as compared to fiscal 2016. The decrease was primarily attributable to the extra week applicable to fiscal 2016, partially offset by favorable results from our hotel supply operations.

Operating income increased 22.5%, or $6.0 million, in fiscal 2016 as compared to fiscal 2015.  The increase was primarily attributable to the extra week applicable to fiscal 2016 and favorable results from our hotel supply operations.

Corporate Expenses

Corporate expenses in fiscal 2017 decreased $33.5 million, or 2.9%, as compared to fiscal 2016, due primarily to lower pay-related expenses, partially offset by an increase in our estimates for our reserves for our self-insurance program (which covers portions of workers’ compensation, general and vehicle liability), resulting from wage increases and unfavorable claims developments.

Included in corporate expenses are Certain Items that totaled $159.2 million in fiscal 2017, as compared to $146.2 million in fiscal 2016. Certain Items impacting fiscal 2017 were primarily expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our existing system and incurred expenses of $111.3 million in fiscal 2017 to convert to a modernized version of our established platform. We incurred $48.0 million in expenses in fiscal 2017 related to Brakes Acquisition transaction costs, project costs to convert to a modernized version of our established platform in conjunction with our revised business technology strategy, professional fees on 3-year financial objectives, and severance charges.

Corporate expenses in fiscal 2016 decreased $323.1 million or 21.8%, as compared to fiscal 2015, due primarily to the decrease in Certain Items. Certain Items for fiscal 2016 primarily related to costs associated with our revised business technology strategy, Brakes Acquisition transaction costs, professional fees on our three-year financial objectives and severance charges. Certain Items for fiscal 2015 consisted of $554.7 million related to integration planning and transaction costs incurred in conjunction with the merger that had been proposed with US Foods, including termination costs.

Interest Expense

Interest expense decreased $3.3 million for fiscal 2017, as compared to fiscal 2016 due to Certain Item interest costs specific to fiscal 2016, partially offset by higher relative debt levels in fiscal 2017. Fiscal 2016 included a loss of $86.5 million in connection with the redemption of the notes issued in fiscal 2015 to fund the merger that was proposed with US Foods. These items, along with interest expense incurred in fiscal 2016 through the date the senior notes were redeemed and interest cost incurred from financing the Brakes Acquisition, are included in our Certain Items. Excluding Certain Items, our interest expense increased $120.7 million for fiscal 2017 from fiscal 2016 due to higher debt balances from senior notes that were issued in fiscal 2016 and commercial paper borrowings issued in fiscal 2017.

Interest expense increased $51.3 million for fiscal 2016, as compared to fiscal 2015, primarily due to the redemption of the senior notes issued in fiscal 2015 to fund the merger that had been proposed with US Foods. These senior notes were redeemed in the first quarter of fiscal 2016 and triggered a redemption loss of $86.5 million. This increase was partially offset by lower average debt levels in fiscal 2016 as compared to fiscal 2015. We incurred interest costs from financing the Brakes Acquisition in the last half of fiscal 2016. In fiscal 2015, we incurred interest costs related to the proposed merger with US Foods. Interest costs related to these proposed acquisitions, as well as the redemption costs noted above are considered Certain Items. Our interest expense, excluding Certain Items, increased $61.8 million as compared to fiscal 2015, due to higher borrowing levels from senior notes that were issued in fiscal 2016 primarily for our accelerated share repurchase program.

Net Earnings

Net earnings increased 20.3% in fiscal 2017 as compared to the prior year due primarily to the items noted above, as well as items impacting our income taxes that are discussed in Note 19, "Income Taxes."  Adjusted net earnings increased 11.9% in fiscal 2017, primarily due to strong local case growth, gross profit growth with margin expansion, strong expense management and the results of the Brakes Group, partially offset by increased interest expense, which resulted in earnings growth that was lower than our operating income growth. Adjusted net earnings, on a comparable 52-week basis and excluding Brakes, increased 8.0% in fiscal 2017 as compared to fiscal 2016.

Net earnings increased 38.3% in fiscal 2016 from fiscal 2015 due primarily to the items noted above and the beneficial impact from the favorable resolution of tax contingencies.  Items impacting our income taxes from effective tax rates are discussed in Note 19, "Income Taxes."  Adjusted net earnings increased 8.0% in fiscal 2016 primarily from gross profit growth, strong expense management and the favorable resolutions of tax contingencies. An additional unfavorable impact on our net earnings and adjusted net earnings resulted from the strengthening U.S. dollar, which reduced both amounts by $11.5 million for fiscal 2016 as we converted foreign earnings to U.S. dollars.

Earnings Per Share

Basic earnings per share in fiscal 2017 were $2.10, a 26.5% increase from the comparable prior year amount of $1.66 per share. Diluted earnings per share in fiscal 2017 were $2.08, a 26.8% increase from the fiscal 2016 amount of $1.64 per share. Adjusted diluted earnings per share in fiscal 2017 were $2.48, an 18.1% increase from the fiscal 2016 amount of $2.10 per share.  Adjusted diluted earnings per share, on a comparable 52-week basis and excluding Brakes, were $2.34, a 13.6% increase from the fiscal 2016 amount of $2.06 per share. These results were primarily attributable to the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our share repurchases in fiscal 2017 and fiscal 2016.

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

Non-GAAP Reconciliations

Sysco’s consolidated results of operations are impacted by restructuring costs consisting of (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation on our prior ERP system and incurred costs to convert to a modernized version of our established platform, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations, and (4) severance charges related to restructuring. Our results of operations are also impacted by the following acquisition-related items: (1) intangible amortization expense, (2) transaction costs, and (3) integration costs. All acquisition-related costs in fiscal 2017 that have been excluded relate to the Brakes Acquisition. Additionally, our results of operations were impacted by multiemployer pension plan withdrawal costs in fiscal 2017. Fiscal 2016 acquisition-related costs, however, include (i) Brakes Acquisition related costs, (ii) termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (iii) financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. These senior notes were redeemed in the first quarter of fiscal 2016, triggering a redemption loss of $86.5 million, and we incurred interest on these notes through the redemption date.  The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. These fiscal 2017 and fiscal 2016 items are collectively referred to as "Certain Items."

Management believes that adjusting its operating expenses, operating income, operating margin as a percentage of sales, interest expense, net earnings and diluted earnings per share to remove these Certain Items provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company's underlying operations and facilitates comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated, and which as a result, are difficult to include in analysts' financial models and our investors' expectations with any degree of specificity. Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending June 27, 2017 for fiscal 2017 and a 53-week year ending July 2, 2016 for fiscal 2016. Because the fourth quarter of fiscal 2016 contained an additional week as compared to fiscal 2017, our Consolidated Results of Operations for fiscal 2017, and any related case growth metrics, are not directly comparable to the prior year. Management believes that adjusting the fiscal 2016 results for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. As a result, the case growth and operating metrics for fiscal 2017 presented in the tables below reflect a comparison to fiscal 2016 as adjusted by one-fourteenth of the total metric for the fourth quarter. Failure to make these adjustments causes the year-over-year changes in these metrics to be understated.

Although Sysco has a history of growth through acquisitions, the Brakes Group is significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is also excluding from certain of its non-GAAP financial measures for the relevant periods, solely those acquisition costs specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s adjusted results for fiscal 2017, 2016 and 2015. As the Brakes Acquisition took place at the beginning of fiscal 2017, and given the significance of the Brakes Acquisition, management believes that presenting Sysco’s adjusted financial measures, excluding the Brakes Group operating results (including, for this purpose, Brakes Group financing costs, which are not included in the Brakes Group GAAP operating results and are also not Certain Items), enhances comparability of the period over period financial performance of Sysco’s legacy business and allows investors to more effectively measure Sysco’s progress against the financial goals under Sysco’s three-year strategic plan.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending July 1, 2017 for fiscal 2017 and a 53-week year ending July 2, 2016 for fiscal 2016. Because the fourth quarter of fiscal 2016 contained an additional week as compared to fiscal 2017, our consolidated results of operations for fiscal 2017 are not directly comparable to the prior year. Management believes that adjusting the fiscal 2016 consolidated results of operations for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. As a result, the metrics from the consolidated results of operations for fiscal 2016 presented in the table below are adjusted by one-fourteenth of the total metric for the fourth quarter. Failure to make these adjustments causes the year-over-year changes in certain metrics such as sales, operating expenses, operating income, net earnings and diluted earnings per share to be understated, whereas in certain cases, a metric may actually have increased on a more comparable year-over-year basis.

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

	2017	2016	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Sales (GAAP)	$55,371,139	$50,366,919	$5,004,220	9.9%
Impact of Brakes	(5,170,787)	—	(5,170,787)	NM
Less 1 week fourth quarter sales	—	(974,849)	974,849	NM
Comparable sales using a 52 weeks basis and excluding the impact of Brakes (Non-GAAP)	$50,200,352	$49,392,070	$808,282	1.6%

Gross profit (GAAP)	$10,557,507	$9,040,472	$1,517,035	16.8%
Impact of Brakes	(1,333,852)	—	(1,333,852)	NM
Less 1 week fourth quarter gross profit	—	(178,774)	178,774	NM
Comparable gross profit using a 52 week basis and excluding the impact of Brakes (Non-GAAP)	$9,223,655	$8,861,698	$361,957	4.1%

Gross margin (GAAP)	19.1%	17.9%		112 bps
Impact of Brakes	0.7	—		69 bps
Less 1 week fourth quarter sales	—	—		-1 bps
Gross margin using a 52 week basis and excluding the impact of Brakes (Non-GAAP)	18.4%	17.9%		43 bps

Operating expenses (GAAP)	$8,504,336	$7,189,972	$1,314,364	18.3%
Impact of MEPP charge	(35,600)	—	(35,600)	NM
Impact of restructuring costs (1)	(161,011)	(123,134)	(37,877)	30.8
Impact of acquisition-related costs (2)	(102,049)	(35,614)	(66,435)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$8,205,676	$7,031,224	$1,174,452	16.7%
Impact of Brakes	$(1,282,800)	$—	$(1,282,800)	NM
Impact of Brakes restructuring costs (3)	13,732	—	13,732	NM
Impact of Brakes acquisition-related costs (2)	78,273	—	78,273	NM
Less 1 week fourth quarter operating expenses	—	(133,899)	133,899	NM
Operating expenses adjusted for Certain Items, extra week and excluding the impact of Brakes (Non-GAAP)	$7,014,881	$6,897,325	$117,556	1.7%

	2017	2016	Change in Dollars	% Change
	(In thousands, except for share and per share data)

Operating income (GAAP)	$2,053,171	$1,850,500	$202,671	11.0%
Impact of MEPP charge	35,600	—	35,600	NM
Impact of restructuring costs (1)	161,011	123,134	37,877	30.8
Impact of acquisition-related costs (2)	102,049	35,614	66,435	NM
Operating income adjusted for Certain Items (Non-GAAP)	$2,351,831	$2,009,248	$342,583	17.1%
Impact of Brakes	$(51,053)	$—	$(51,053)	NM
Impact of Brakes restructuring costs (3)	(13,732)	—	(13,732)	NM
Impact of Brakes acquisition-related costs (2)	(78,273)	—	(78,273)	NM
Less 1 week fourth quarter operating income	—	(44,876)	44,876	NM
Operating income adjusted for certain items, extra week and excluding the impact of Brakes (Non-GAAP)	$2,208,773	$1,964,372	$244,401	12.4%

Operating margin (GAAP)	3.71%	3.67%		4 bps
Operating margin excluding Certain Items (Non-GAAP)	4.25%	3.99%		26 bps
Operating margin excluding Certain Items, extra week and Brakes (Non-GAAP)	4.40%	3.98%		42 bps

Interest expense (GAAP)	$302,878	$306,146	$(3,268)	(1.1)%
Impact of acquisition financing costs	—	(123,990)	123,990	NM
Interest expense adjusted for certain items (Non-GAAP)	$302,878	$182,156	$120,722	66.3%
Less 1 week fourth quarter other (income) expenses	—	(3,975)	3,975	NM
Interest expenses adjusted for certain items and extra week Non-GAAP)	$302,878	$178,181	$124,697	70.0%

Other (income) expense (GAAP)	$(15,937)	$111,347	$(127,284)	NM
Impact of foreign currency re-measurement and hedging	—	(146,950)	146,950	NM
Other (income) expense adjusted for certain items (Non-GAAP)	$(15,937)	$(35,603)	$19,666	(55.2)%
Less 1 week fourth quarter other (income) expense	—	403	(403)	NM
Other (income) expense adjusted for certain items, extra week and Brakes (Non-GAAP)	$(15,937)	$(35,200)	$19,263	(54.7)%

Net earnings (GAAP)	$1,142,503	$949,622	$192,881	20.3%
Impact of MEPP charge	35,600	—	35,600	NM
Impact of restructuring costs (1)	161,011	123,134	37,877	30.8
Impact of acquisition-related costs (2)	102,049	35,614	66,435	NM
Impact of acquisition financing costs	—	123,990	(123,990)	NM
Impact of foreign currency re-measurement and hedging	—	146,950	(146,950)	NM
Tax impact of MEPP charge	(11,903)	—	(11,903)	NM
Tax impact of restructuring costs (5)	(51,184)	(47,333)	(3,851)	8.1
Tax impact of acquisition-related costs (5)	(19,003)	(13,690)	(5,313)	38.8
Tax impact of acquisition financing costs (5)	—	(47,662)	47,662	NM
Tax impact of foreign currency re-measurement and hedging	—	(56,488)	56,488	NM
Net earnings adjusted for certain items (Non-GAAP)	$1,359,073	$1,214,137	$144,936	11.9%
Impact of Brakes	$(46,988)	$—	$(46,988)	NM
Impact of Brakes restructuring costs (3)	(11,794)	—	(11,794)	NM
Impact of Brakes acquisition-related costs (2)	(67,221)	—	(67,221)	NM

	2017	2016	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Impact of interest expense on debt issued for the Brakes acquisition (6)	83,633	—	83,633	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(33,880)	—	(33,880)	NM
Less 1 week fourth quarter net earnings	—	(26,119)	26,119	NM
Net earnings adjusted for certain items, extra week and Brakes (Non-GAAP)	$1,282,823	$1,188,018	$94,805	8.0%

Diluted earnings per share (GAAP)	$2.08	$1.64	$0.44	26.8%
Impact of MEPP charge	0.06	—	0.06	NM
Impact of restructuring costs (1)	0.29	0.21	0.08	38.1
Impact of acquisition-related costs (2)	0.19	0.06	0.13	NM
Impact of acquisition financing costs	—	0.21	(0.21)	NM
Impact of foreign currency re-measurement and hedging	—	0.25	(0.25)	NM
Tax impact of MEPP charge	(0.02)	—	(0.02)	NM
Tax impact of restructuring costs (5)	(0.09)	(0.08)	(0.01)	12.5
Tax impact of acquisition-related costs (5)	(0.03)	(0.02)	(0.01)	50.0
Tax impact of acquisition financing costs (5)	—	(0.08)	0.08	NM
Tax impact of foreign currency re-measurement and hedging	—	(0.10)	0.10	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$2.48	$2.10	$0.38	18.1%
Impact of Brakes	$(0.09)	$—	$(0.09)	NM
Impact of Brakes restructuring costs (3)	(0.02)	—	(0.02)	NM
Impact of Brakes acquisition-related costs (2)	(0.12)	—	(0.12)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	0.15	—	0.15	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(0.06)	—	(0.06)	NM
Total impact of Brakes Certain Items	$(0.05)	$—	$(0.05)	NM
Total Brakes accretion (Non-GAAP)	$(0.14)	$—	$0.14	NM
Less 1 week impact of fourth quarter diluted earnings per share	—	(0.05)	0.05	NM
Diluted EPS adjusted for Certain Items, extra week and Brakes (Non-GAAP) (4)	$2.34	$2.06	$0.37	13.6%

Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$2.48	$2.10	$0.38	18.1%
Less 1 week impact of fourth quarter diluted earnings per share	—	(0.05)	0.05	NM
Diluted EPS adjusted for Certain Items and extra week (Non-GAAP) (4)	$2.48	$2.06	$0.42	20.4%

(1)
Fiscal 2017 includes $111 million in accelerated depreciation associated with our revised business technology strategy and $46 million related to professional fees on 3-year financial objectives, restructuring expenses within our Brakes operations, costs to convert to legacy systems in conjunction with our revised business technology strategy and severance charges related to restructuring.

(2)
Fiscal 2017 includes $76 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes and $24 million in transaction costs. Fiscal 2016 includes US Foods merger termination costs.

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

NM represents that the percentage change is not meaningful.

	2016	2015	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Sales (GAAP)	$50,366,919	$48,680,752	$1,686,167	3.5%
Less 1 week fourth quarter sales	(974,849)	—	(974,849)	NM
Comparable sales using a 52 week basis (Non-GAAP)	$49,392,070	$48,680,752	$711,318	1.5%

Gross Profit (GAAP)	$9,040,472	$8,551,516	$488,956	5.7%
Less 1 week fourth quarter gross profit	(178,774)	—	(178,774)	NM
Comparable gross profit using a 52 week basis (Non-GAAP)	$8,861,698	$8,551,516	$310,182	3.6%
Gross margin using a 52 week basis	17.9%	17.6%	$—	2.1%

Operating expenses (GAAP)	$7,189,972	$7,322,154	$(132,182)	(1.8)%
Impact of restructuring costs (1)	(123,134)	(7,801)	(115,333)	1,478.4
Impact of acquisition-related costs (2)	(35,614)	(554,667)	519,053	(93.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	$7,031,224	$6,759,686	$271,538	4.0%
Less 1 week fourth quarter operating income	$(133,899)	$—	$(133,899)	NM
Operating expenses adjusted for Certain Items and extra week (Non-GAAP)	$6,897,325	$6,759,686	$137,639	2.0%

Operating income (GAAP)	$1,850,500	$1,229,362	$621,138	50.5%
Impact of restructuring costs (1)	123,134	7,801	115,333	NM
Impact of acquisition-related costs (2)	35,614	554,667	(519,053)	(93.6)
Operating income adjusted for Certain Items (Non-GAAP)	$2,009,248	$1,791,830	$217,418	12.1%
Less 1 week fourth quarter operating income	$(44,876)	$—	$(44,876)	NM
Operating income adjusted for Certain Items and extra week (Non-GAAP)	$1,964,372	$1,791,830	$172,542	9.6%

Operating margin (GAAP)	3.67%	2.53%	1.15%	45.5%
Operating margin (non-GAAP)	3.99%	3.68%	0.31%	8.4%
Operating margin adjusted for 52 weeks (Non-GAAP)	3.98%	3.68%	0.30%	8.1%

Interest expense (GAAP)	$306,146	$254,807	$51,339	20.1%
Impact of acquisition financing costs (3)	(123,990)	(138,422)	14,432	(10.4)
Interest expense adjusted for Certain Items (Non-GAAP)	$182,156	$116,385	$65,771	56.5%
Less 1 week fourth quarter other (income) expenses	$(3,975)	$—	$(3,975)	NM
Interest expenses adjusted for Certain Items and extra week (Non-GAAP)	$178,181	$116,385	$61,796	53.1%

Other (income) expense (GAAP)	$111,347	$(33,592)	$144,939	NM
Impact of foreign currency re-measurement and hedging	(146,950)	—	(146,950)	NM
Other (income) expense adjusted for Certain Items (Non-GAAP)	$(35,603)	$(33,592)	$(2,011)	6.0%
Less 1 week fourth quarter other (income) expense	$403	$—	$403	NM
Other (income) expense adjusted for Certain Items and extra week (Non-GAAP)	$(35,200)	$(33,592)	$(1,608)	4.8%

	2016	2015	Change in Dollars	% Change
	(In thousands, except for share and per share data)

Net earnings (GAAP)	$949,622	$686,773	$262,849	38.3%
Impact of restructuring costs (1)	123,134	7,801	115,333	NM
Impact of acquisition-related costs (2)	35,614	554,667	(519,053)	(93.6)
Impact of acquisition financing costs (3)	123,990	138,422	(14,432)	(10.4)
Impact of foreign currency re-measurement and hedging	146,950	—	146,950	NM
Tax impact of restructuring costs (4)	(47,333)	(3,200)	(44,133)	NM
Tax impact of acquisition-related costs (4)	(13,690)	(227,518)	213,828	(94.0)
Tax impact of acquisition financing costs (4)	(47,662)	(56,779)	9,117	(16.1)
Tax impact of foreign currency re-measurement and hedging	(56,488)	—	(56,488)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,214,137	$1,100,166	$113,971	10.4%
Less 1 week fourth quarter net earnings	$(26,119)	$—	$(26,119)	NM
Net earnings adjusted for Certain Items and extra week (Non-GAAP)	$1,188,018	$1,100,166	$87,852	8.0%

Diluted earnings per share (GAAP) (1)	$1.64	$1.15	$0.49	42.6%
Impact of restructuring costs (1)	0.21	—	0.21	NM
Impact of acquisition-related costs (2)	0.06	0.93	(0.87)	(93.5)
Impact of foreign currency re-measurement and hedging	0.25	—	0.25	NM
Impact of acquisition financing costs (3)	0.21	0.24	(0.03)	(12.5)
Tax impact of restructuring costs (4)	(0.08)	—	(0.08)	NM
Tax impact of acquisition-related costs (4)	(0.02)	(0.38)	0.36	(94.7)
Tax impact of acquisition financing costs (4)	(0.08)	(0.10)	0.02	(20.0)
Tax impact of foreign currency re-measurement and hedging	(0.10)	—	(0.10)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP)	$2.10	$1.84	$0.26	14.1%
Less 1 week impact of fourth quarter diluted earnings per share	(0.05)	—	(0.05)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (5)	$2.06	$1.84	$0.22	12.0%
Diluted shares outstanding	577,391,406	596,849,034

(1)	Includes severance charges, professional fees on 3-year strategic plan financial objectives, facility closure costs and costs associated with our revised business technology strategy.

(2)
Includes US Foods merger and integration planning and transaction costs (first quarter fiscal 2016 and fiscal 2015 only) and Brakes Acquisition transaction costs (third and fourth quarter fiscal 2016 only).

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

NM represents that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented:

U.S. FOODSERVICE OPERATIONS	2017	2016	Change in Dollars	%/bps Change
Sales (GAAP)	$37,604,698	$37,776,442	$(171,744)	(0.5)%
Less 1 week fourth quarter sales	—	(728,270)	728,270	NM

Comparable sales using a 52 week basis (Non-GAAP)	$37,604,698	$37,048,172	$556,526	1.5%

Gross Profit (GAAP)	$7,556,392	$7,413,436	$142,956	1.9%
Less 1 week fourth quarter sales	—	(146,744)	146,744	NM
Comparable gross profit using a 52 week basis (Non-GAAP)	$7,556,392	$7,266,692	$289,700	4.0%

Gross Margin (GAAP)	20.09%	19.62%		47 bps
Less 1 week fourth quarter sales	—	0.01		NM
Comparable gross margin using a 52 week basis (Non-GAAP)	20.09%	19.61%		48 bps

Operating expenses (GAAP)	$4,664,780	$4,641,504	$23,276	0.5%
Impact of MEPP charge	(35,600)	—	(35,600)	NM
Impact of restructuring costs	(470)	(3,351)	2,881	(86.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$4,628,710	$4,638,153	$(9,443)	(0.2)%
Less 1 week fourth quarter operating expenses	$—	$(88,323)	$88,323	NM
Operating expenses adjusted for extra week (Non-GAAP)	$4,628,710	$4,549,830	$78,880	1.7%

Operating income (GAAP)	$2,891,612	$2,771,932	$119,680	4.3%
Impact of MEPP charge	35,600	—	35,600	NM
Impact of restructuring costs	470	3,351	(2,881)	(86.0)
Operating income adjusted for Certain Items (Non-GAAP)	$2,927,682	$2,775,283	$152,399	5.5%
Less 1 week fourth quarter operating income	—	(58,421)	58,421	NM
Operating income adjusted for extra week (Non-GAAP)	$2,927,682	$2,716,862	$210,820	7.8%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$10,613,059	$5,436,209	$5,176,850	95.2%
Impact of Brakes	(5,170,787)	—	(5,170,787)	NM
Less 1 week fourth quarter sales	—	(108,097)	108,097	NM
Comparable sales using a 52 week basis and excluding the impact of Brakes (Non-GAAP)	$5,442,272	$5,328,112	$114,160	2.1%

Gross Profit (GAAP)	$2,275,819	$938,942	$1,336,877	NM
Impact of Brakes	(1,333,852)	—	(1,333,852)	NM
Less 1 week fourth quarter sales	—	(18,686)	18,686	NM
Comparable gross profit using a 52 week basis and excluding the impact of Brakes (Non-GAAP)	$941,967	$920,256	$21,711	2.4%

Gross Margin (GAAP)	21.44%	17.27%		417 bps
Impact of Brakes	4.14	—		NM
Less 1 week fourth quarter sales	—	—		NM
Comparable gross margin using a 52 week basis and excluding the impact of Brakes (Non-GAAP)	17.30%	17.27%		3 bps

Operating expenses (GAAP)	$2,032,703	$761,783	$1,270,920	NM
Impact of restructuring costs (1)	(25,080)	(8,945)	(16,135)	NM
Impact of acquisition-related costs (2)	(78,273)	—	(78,273)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,929,350	$752,838	$1,176,512	NM
Impact of Brakes	$(1,282,800)	$—	$(1,282,800)	NM
Impact of Brakes restructuring costs	13,732	—	13,732	NM
Impact of Brakes acquisition-related costs	78,273	—	78,273	NM

Less 1 week fourth quarter operating expenses	—	(14,628)	14,628	NM
Operating expenses adjusted for Certain Items, extra week and excluding the impact of Brakes (Non-GAAP)	$738,555	$738,210	$345	—%

Operating income (GAAP)	$243,116	$177,159	$65,957	37.2%
Impact of restructuring costs (1)	25,080	8,945	16,135	NM
Impact of acquisition related costs (2)	78,273	—	78,273	NM
Operating income adjusted for Certain Items (Non-GAAP)	$346,469	$186,104	$160,365	86.2%
Impact of Brakes	$(51,053)	$—	$(51,053)	NM
Impact of Brakes restructuring costs	(13,732)	—	(13,732)	NM
Impact of Brakes acquisition-related costs	(78,273)	—	(78,273)	NM
Less 1 week fourth quarter operating income	—	$(4,058)	4,058	NM
Operating income adjusted for Certain Items and excluding the impact of Brakes (Non-GAAP)	$203,411	$182,046	$21,365	11.7%

(1)	Fiscal 2017 includes Brakes Acquisition-related restructuring charges and other severance charges related to restructuring.

(2)	Fiscal 2017 includes $76 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.

NM represents that the percentage change is not meaningful.

U.S. FOODSERVICE OPERATIONS	2016	2015	Change in Dollars	%/bps Change
Sales (GAAP)	$37,776,442	$36,098,977	$1,677,465	4.6%
Less 1 week fourth quarter sales	(728,270)	—	(728,270)	NM
Comparable sales using a 52 week basis (Non-GAAP)	$37,048,172	$36,098,977	$949,195	2.6%

Gross Profit (GAAP)	$7,413,436	$6,934,223	$479,213	6.9
Less 1 week fourth quarter sales	(146,744)	—	(146,744)	NM
Comparable gross profit using a 52 week basis (Non-GAAP)	$7,266,692	$6,934,223	$332,469	4.8%

Gross Margin (GAAP)	19.62%	19.21%		41 bps
Less 1 week fourth quarter sales	0.01	—		1 bps
Comparable gross margin using a 52 week basis (Non-GAAP)	19.61%	19.21%		40 bps

Operating expenses (GAAP)	$4,641,504	$4,441,013	$200,491	4.5%
Impact of restructuring costs (1)	(3,351)	(2,841)	(510)	18.0
Operating expenses adjusted for Certain Items (Non-GAAP)	$4,638,153	$4,438,172	$199,981	4.5%
Less 1 week fourth quarter operating expenses	(88,323)	—	(88,323)	NM
Operating expenses adjusted for extra week (Non-GAAP)	$4,549,830	$4,438,172	$111,658	2.5%

Operating income (GAAP)	$2,771,932	$2,493,210	$278,722	11.2%
Impact of restructuring costs (1)	3,351	2,841	510	18.0
Operating income adjusted for Certain Items (Non-GAAP)	$2,775,283	$2,496,051	$279,232	11.2%
Less 1 week fourth quarter operating income	(58,421)	—	(58,421)	NM
Operating income adjusted for extra week (Non-GAAP)	$2,716,862	$2,496,051	$220,811	8.8%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$5,436,209	$5,592,137	$(155,928)	(2.8)%
Less 1 week fourth quarter sales	(108,097)	—	(108,097)	NM

Comparable sales using a 52 week basis (Non-GAAP)	$5,328,112	$5,592,137	$(264,025)	(4.7)%

Gross Profit (GAAP)	$938,942	$969,433	$(30,491)	(3.1)%
Less 1 week fourth quarter sales	(18,686)	—	(18,686)	NM
Comparable gross margin using a 52 week basis (Non-GAAP)	$920,256	$969,433	$(49,177)	(5.1)%

Gross Margin (GAAP)	17.27%	17.34%		-7 bps
Less 1 week fourth quarter sales	—	—		0 bps
Comparable gross margin using a 52 week basis (Non-GAAP)	17.27%	17.34%		-7 bps

Operating expenses (GAAP)	$761,783	$798,520	$(36,737)	(4.6)%
Impact of restructuring costs (1)	(8,945)	(4,544)	(4,401)	96.9
Operating expenses adjusted for Certain Items (Non-GAAP)	$752,838	$793,976	$(41,138)	(5.2)%
Less 1 week fourth quarter operating expenses	(14,628)	—	(14,628)	NM
Operating expenses adjusted for extra week (Non-GAAP)	$738,210	$793,976	$(55,766)	(7.0)%

Operating income (GAAP)	$177,159	$170,913	$6,246	3.7%
Impact of restructuring costs (1)	8,945	4,544	4,401	96.9
Operating income adjusted for Certain Items (Non-GAAP)	$186,104	$175,457	$10,647	6.1%
Less 1 week fourth quarter operating income	(4,058)	—	(4,058)	NM
Operating income adjusted for extra week (Non-GAAP)	$182,046	$175,457	$6,589	3.8%

(1)	Includes severance charges, professional fees on 3-year financial objectives, facility closure costs and costs associated with our revised business technology strategy.
NM represents that the percentage change is not meaningful.

Case Growth

Case growth is impacted by the extra week in fiscal 2016. This amount is adjusted out of case growth measures to remove the extra week for comparability purposes for the same underlying reasons the extra week is excluded from the measures presented above. The table that follows provides a reconciliation of case growth to remove the impact of the extra week.

	July 1, 2017 (52 weeks) (GAAP)	Impact of 14th week from fiscal 2016	July 1, 2017 (52 weeks basis) (Non-GAAP)
U.S. Foodservice Operations	(1.0)%	2.0%	0.9%
Total local Broadline	(0.1)	2.5	2.4

Adjusted Cost per Case

Cost per case is an important metric management uses to measure our expense performance. This metric is calculated by dividing the total operating expense of our U.S. Broadline companies by the number of cases sold. Adjusted cost per case is calculated similarly; however, the operating expense component excludes Certain Items applicable to these companies, prior to dividing by the number of cases sold. In fiscal 2017, the U.S. Broadline operations represented approximately 92% of the U.S. Foodservice Operations segment’s sales and nearly 84% of its operating expenses. We seek to grow our sales and reduce our costs on a per-case basis.

In the table that follows, the change in adjusted cost per case is reconciled to costs per case for fiscal 2017 and fiscal 2016.

	Increase (Decrease)
	2017	2016
Increase in cost per case (GAAP basis)	$0.022	$0.040
Impact of Certain Items	0.032	—
(Decrease) increase in adjusted cost per case (Non-GAAP basis)	(0.011)	0.040
Impact of fuel prices	(0.022)	0.040
Increase in adjusted cost per case (Non-GAAP basis)	$0.011	$—

Three-Year Financial Targets

Sysco management considers adjusted ROIC to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company's long-term capital investments. In addition, we have targets and expectations that are based on adjusted results, including an adjusted ROIC target of 15%. We cannot predict with certainty when we will achieve these results or whether the calculation of our ROIC in such future period will be on an adjusted basis due to the effect of Certain Items, which would be excluded from such calculation. Due to these uncertainties, to the extent our future calculation of ROIC is on an adjusted basis excluding Certain Items, we cannot provide a quantitative reconciliation of this non-GAAP measure to the most directly comparable GAAP measure without unreasonable effort. However, we would expect to calculate adjusted ROIC, if applicable, in the same manner as we have calculated this historically. All components of our adjusted ROIC calculation would be impacted by Certain Items. We calculate adjusted ROIC as adjusted net earnings divided by (i) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year.

Form of calculation:
Net earnings (GAAP)
Impact of Certain Items on net earnings
Adjusted net earnings (Non-GAAP)

Invested Capital (GAAP)
Adjustments to invested capital
Adjusted Invested capital (GAAP)

Return on investment capital (GAAP)
Return on investment capital (Non-GAAP)

We are two years into the three-year period under our strategic plan and are measuring our operating income performance against our targets on an adjusted basis. The following reconciles operating income cumulative growth from an adjusted to a GAAP basis.

	Year Ended			Year Ended
	July 1, 2017	July 2, 2016	Period Change $	July 2, 2016	June 27, 2015	Period Change $	Cumulative 24-month Change $ results
Sales (GAAP)	$55,371,139	$50,366,919	$5,004,220	$50,366,919	$48,680,752	$1,686,167
Impact of Brakes	(5,170,787)	—	(5,170,787)	—	—	—
Sales excluding the impact of Brakes (Non-GAAP)	$50,200,352	$50,366,919	$(166,567)	$50,366,919	$48,680,752	$1,686,167

Gross profit (GAAP)	$10,557,507	$9,040,472	$1,517,035	$9,040,472	$8,551,516	$488,956
Impact of Brakes	(1,333,852)	—	(1,333,852)	—	—	—
Gross profit excluding the impact of Brakes (Non-GAAP)	$9,223,655	$9,040,472	$183,183	$9,040,472	$8,551,516	$488,956

Gross margin (GAAP)	19.07%	17.95%	1.12%	17.95%	17.57%	0.38%
Impact of Brakes	0.69	—	0.69	—	—	—
Gross margin excluding the impact of Brakes (Non-GAAP)	18.38%	17.95%	0.43%	17.95%	17.57%	0.38%

Operating expenses (GAAP)	$8,504,336	$7,189,972	$1,314,364	$7,189,972	$7,322,154	$(132,182)
MEPP Charge	(35,600)	—		—
Impact of restructuring costs (1)	(161,011)	(123,134)	(37,877)	(123,134)	(7,801)	(115,333)
Impact of acquisition-related costs (2)	(102,049)	(35,614)	(66,435)	(35,614)	(554,667)	519,053
Operating expenses adjusted for certain items (Non-GAAP)	$8,205,676	$7,031,224	$1,210,052	$7,031,224	$6,759,686	$271,538
Impact of Brakes	(1,282,800)	—	(1,282,800)	—	—	—
Impact of Brakes restructuring costs (3)	13,732	—	13,732	—	—	—
Impact of Brakes acquisition-related costs (2)	78,273	—	78,273	—	—	—
Operating expenses adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$7,014,881	$7,031,224	$19,257	$7,031,224	$6,759,686	$271,538

Operating income (GAAP)	$2,053,171	$1,850,500	$202,671	$1,850,500	$1,229,362	$621,138	$754,331
MEPP Charge	35,600	—	35,600	—	—	—	35,600
Impact of restructuring costs (1)	161,011	123,134	37,877	123,134	7,801	115,333	153,210
Impact of acquisition-related costs (2)	102,049	35,614	66,435	35,614	554,667	(519,053)	(452,618)
Operating income adjusted for certain items (Non-GAAP)	$2,351,831	$2,009,248	$342,583	$2,009,248	$1,791,830	$217,418	$560,001
Impact of Brakes	(51,053)	—	(51,053)	—	—	—	(51,053)
Impact of Brakes restructuring costs (3)	(13,732)	—	(13,732)	—	—	—	(13,732)
Impact of Brakes acquisition-related costs (2)	(78,273)	—	(78,273)	—	—	—	(78,273)
Operating income adjusted for certain items and excluding the impact of Brakes (Non-GAAP)	$2,208,773	$2,009,248	$199,525	$2,009,248	$1,791,830	$217,418	$416,943

(1)
Includes $111 million in accelerated depreciation associated with our revised business technology strategy and $46 million related to professional fees on 3-year financial objectives, restructuring expenses within our Brakes operations, costs to convert to legacy systems in conjunction with our revised business technology strategy and severance charges related to restructuring.

(2)
Fiscal 2017 includes $76 million related to intangible amortization expense from the Brakes acquisition, which is included in the results of Brakes and $24 million in transaction costs. Fiscal 2016 includes US Foods merger integration and termination costs.

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

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from fiscal 2017 to fiscal 2016:

•	Cash flows from operations were $2.2 billion in fiscal 2017 compared to $1.9 billion in fiscal 2016;

•	Net capital expenditures totaled $662.7 million in fiscal 2017 compared to $503.8 million in fiscal 2016;

•	Free cash flow was $1.5 billion in fiscal 2017 compared to $1.4 billion in fiscal 2016 (see “Non-GAAP reconciliation” below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses was $2.9 billion in fiscal 2017 compared to $219.2 million in fiscal 2016;

•	There were $119.7 million of net bank borrowings in fiscal 2017 compared to no net bank borrowings in fiscal 2016;

•	Dividends paid were $698.6 million in fiscal 2017 compared to $698.9 million in fiscal 2016; and

•	We repurchased $1.9 billion of shares in each of fiscal 2017 and fiscal 2016.
In addition, for our senior notes:

•	We issued an aggregate of $750.0 million and $5.1 billion in new senior notes in fiscal 2017 and 2016, respectively; and

•	We redeemed senior notes in the amount of $5.1 billion in fiscal 2016, using cash on hand and proceeds from borrowings under our commercial paper program.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position; however, our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.  Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. As of July 1, 2017, we had $869.5 million in cash and cash equivalents, approximately 79.0% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

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

Cash Flows

Operating Activities

Fiscal 2017 vs. Fiscal 2016

We generated $2.2 billion in cash flows from operations in fiscal 2017 compared to cash flow generation of $1.9 billion in fiscal 2016. This increase of $243.3 million year-over-year was largely attributable to higher operating results, improved working capital management and a favorable comparison on accrued expenses and other long-term liabilities. These were partially offset by an unfavorable comparison on accrued income taxes and deferred income taxes. The cash impact of our Certain Items decreased $193.9 million year-over-year. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations.

The statement of cash flows included within this annual report reflects the correction of misclassifications from the statement of cash flows included in the earnings release furnished with our Current Report on Form 8-K filed on August 14, 2017. Specifically, in comparing the cash flow statement to the unaudited statement provided in our Form 8-K filed on August 14, 2017, “Net cash provided by operating activities” decreased by $65.5 million, “Net cash used in financing activities” increased $13.4 million and “Effect of exchange rates on cash and cash equivalents” decreased by $78.9 million. Additionally, a reclassification between goodwill, intangible assets and deferred taxes was made in the fiscal 2017 consolidated balance sheet. Goodwill increased by $26.4 million, intangible assets decreased by $31.8 million and deferred tax liabilities decreased by $5.3 million.

Changes in working capital, specifically accounts receivable and accounts payable, had a positive impact of $166.1 million on the period over period comparison of cash flow from operations, primarily from improvements in accounts payable management.  This was partially offset by inventory. Sales growth impacted all components of working capital; however, deflation contributed to lower levels of increase in fiscal 2017 as compared to fiscal 2016.

Included in the change in other long-term liabilities was a positive comparison primarily from pension contributions. Pension contributions were $57.6 million in fiscal 2017, including a $25.0 million contribution to our U.S. Retirement Plan in fiscal 2017, which resulted in a decrease to other long-term liabilities. Pension Contributions were $157.5 million in fiscal 2016, including a $130 million contribution to our Retirement Plan in fiscal 2016, which resulted in a decrease to other long-term liabilities. The level and timing of the contribution to our Retirement Plan in fiscal 2018 is still being determined.

The positive comparison on accrued expenses was primarily due to $312.5 million in US Foods merger termination fees that were paid in fiscal 2016, partially offset by a $70.2 million decrease from incentive payments. Our annual incentive payments, for performance in the prior fiscal year, are paid in the first quarter of each succeeding fiscal year. Incentive payments paid in fiscal 2017 were higher than amounts paid in fiscal 2016 due to larger payouts achieved from fiscal 2016 performance.

Our tax payments in fiscal 2016 were lower than in fiscal 2017 due to changes in tax elections allowing us to accelerate tax deductions from method changes which, in turn, significantly reduced our estimated payments in fiscal 2016 by delaying the timing of these payments to future periods. Additionally, Sysco’s fourth quarter U.S. estimated federal tax payment for fiscal 2016 was deferred to the second quarter of fiscal 2017 due to a disaster area designation for companies located in the Houston area, the location of our corporate headquarters. We made tax payments of approximately $761.4 million in fiscal 2017, including an approximate $120 million for the deferred tax payment from the fourth quarter of fiscal 2016. We expect future tax payments to grow with our earnings.

Fiscal 2016 vs. Fiscal 2015

We generated $1.9 billion in cash flows from operations in fiscal 2016 compared to cash flow generation of $1.6 billion in fiscal 2015. This increase of 377.7 million year-over-year was largely attributable to tax payments deferred to future periods and improved working capital management, partially offset by an unfavorable comparison on accrued expenses and other long-term liabilities. The cash impact of our Certain Items increased $48.9 million year-over-year. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations. The extra week in fiscal 2016 also contributed to the increase in fiscal 2016 as compared to fiscal 2015.

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

Included in the change in other long-term liabilities was a negative comparison primarily from pension contributions of $153.4 million. Pension contributions were $157.5 million in fiscal 2016, including a $130 million contribution to our Retirement Plan in fiscal 2016, which resulted in a decrease to other long-term liabilities. Of this $130 million amount, $100 million represented funding that the company would have made in fiscal 2017, but chose to fund in the fourth quarter of fiscal 2016. Pension Contributions were $75.1 million in fiscal 2015, including a $50 million contribution to our Retirement Plan in fiscal 2015, which resulted in a decrease to other long-term liabilities.

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

Investing Activities

Fiscal 2017 capital expenditures included:

•	fleet replacements;

•	investments in technology;

•	replacement or significant expansion of facilities in Costa Rica, Georgia, Missouri, Maryland, and Texas; and

•	warehouse equipment.

Fiscal 2016 capital expenditures included:

•	fleet replacements;

•	investments in technology;

•	replacement or significant expansion of facilities in California, Maryland, Texas, and Virginia; and

•	construction of fold-out facilities in Ireland and Texas.

Fiscal 2015 capital expenditures included:

•	fleet replacements;

•	investments in technology;

•	replacement or significant expansion of facilities in Arizona, California, Iowa and Virginia; and

•	construction of fold-out facilities in Ireland.

The level of capital expenditures in fiscal 2017 increased $159.0 million as compared to fiscal 2016. The increase was primarily due to $131.9 million associated with the Brakes Group. Capital expenditures in fiscal 2016 decreased by $15.5 million.

We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2018, to be approximately 1.3% to 1.4% of fiscal sales. Fiscal 2018 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology.

During fiscal 2017, the company paid cash of $2.9 billion for acquisitions, net of cash acquired, including the Brakes Group and also acquired a small produce company in Sweden.

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

During fiscal 2015, in the aggregate, the company paid cash of $115.9 million for operations acquired during fiscal 2015 and for contingent consideration related to operations acquired in previous fiscal years.  We also acquired a broadline company in Ontario, Canada; a joint venture interest in a foodservice distribution company in Mexico; a joint venture interest in a foodservice distribution company in Costa Rica and a specialty seafood company in New Jersey.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of increased cash provided by operating activities, free cash flow for fiscal 2017 increased 5.9%, or $84.5 million, to $1.5 billion, as compared to fiscal 2016.  Our cash requirements for our Certain Items were $193.9 million lower in fiscal 2017 than in fiscal 2016. As a result of increased cash provided by operating activities, decreased capital spending and decreased proceeds from sale of plant and equipment, free cash flow for fiscal 2016 increased 37.8%, or $392.2 million, to $1.4 billion, as compared to fiscal 2015.

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

	2017	2016	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$2,176,425	$1,933,142	$243,283	12.6%
Additions to plant and equipment	(686,378)	(527,346)	(159,032)	30.2
Proceeds from sales of plant and equipment	23,715	23,511	204	0.9
Free Cash Flow (Non-GAAP)	$1,513,762	$1,429,307	$84,455	5.9%

	2016	2015	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,933,142	$1,555,484	$377,658	24.3%
Additions to plant and equipment	(527,346)	(542,830)	15,484	(2.9)
Proceeds from sales of plant and equipment	23,511	24,472	(961)	(3.9)
Free Cash Flow (Non-GAAP)	$1,429,307	$1,037,126	$392,181	37.8%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $204.8 million in fiscal 2017, $282.5 million in fiscal 2016 and $240.2 million in fiscal 2015.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs.  The number of shares acquired and their cost during fiscal 2017 were 35,744,589 shares for $1.9 billion, with 44,716,180 shares repurchased in fiscal 2016 for $1.9 billion. No shares were acquired in fiscal 2015 due to the proposed US Foods merger. In June 2015, our Board of Directors approved a program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company’s common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. We executed all $3.0 billion of this authorization in fiscal 2017 and fiscal 2016. In addition to the share repurchase program approved in June 2015, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million.  The authorization expired on August 21, 2017. We executed all $800 million under this authorization and purchased 6,859,399 shares through July 1, 2017. In February 2017, our Board of Directors approved a separate repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. We repurchased 232,685 shares for $11.6 million under this authorization through July 1, 2017. We repurchased 3,026,737 additional shares for $154.0 million through August 11, 2017. We intend to continue purchasing shares under our current repurchase program in fiscal 2018 through open market purchases to align with our capital allocation strategy, which will involve opportunistic purchases and purchases to offset dilution resulting from shares issued under the company’s benefit plans.

We have made dividend payments to our shareholders in each fiscal year since our company's inception over 40 years ago. Dividends paid were $698.6 million, or $1.28 per share, in fiscal 2017, $698.9 million, or $1.22 per share, in fiscal 2016, and $695.3 million, or $1.17 per share, in fiscal 2015.  In May 2017, we declared our regular quarterly dividend for the fourth quarter of fiscal 2017 of $0.33 per share, which was paid in July 2017. We expect to continue to grow our dividend in fiscal 2018.

In August 2015, we filed a universal shelf registration statement with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 11, 2017, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 11, "Debt and Other Financing Arrangements."  Our outstanding borrowings at July 1, 2017, and repayment activity since the close of fiscal 2017 are disclosed within those notes.  Updated amounts through August 11, 2017, include:

•	$551.0 million outstanding from our commercial paper program

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper programs.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.97% for fiscal 2017, 0.49% for fiscal 2016, and 0.54% for fiscal 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth, as of July 1, 2017, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Principal payments of long-term debt	$8,172,958	$620,908	$755,593	$1,700,140	$5,096,317
Capital leases	95,332	28,371	42,406	19,186	5,369
Deferred compensation (1)	99,692	8,974	13,882	8,285	68,551
U.S. pension plan (2)	174,000	—	—	—	174,000
International pension plans	140,723	9,169	21,419	25,636	84,499
SERP and other postretirement plans (3)	316,332	30,837	62,710	63,576	159,209
Unrecognized tax benefits and interest (4)	26,985
Unrecorded Contractual Obligations:
Interest payments related to debt (5)	3,255,546	290,735	513,014	445,561	2,006,236
Operating lease obligations	605,216	96,953	146,940	100,306	261,017
Purchase obligations (6)	3,466,595	2,809,804	550,583	94,192	12,016
Total contractual cash obligations	$16,353,379	$3,895,751	$2,106,547	$2,456,882	$7,867,214

(1)
The estimate of the timing of future payments under the Executive Deferred Compensation Plan and Management Savings Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)
The estimated contributions through fiscal 2027 to meet ERISA minimum funding requirements based on actuarial assumptions include the extension of funding relief included in the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015.

(3)
Includes estimated contributions to the unfunded SERP and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2027, based on actuarial assumptions.

(4)
Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions.  As of July 1, 2017, we had a liability of $16.3 million for unrecognized tax benefits for all tax jurisdictions and $10.7 million for related interest that could result in cash payment.  We are not able to reasonably estimate the timing of payments or the amount by which the liability will increase or decrease over time.  Accordingly, the related balances have not been reflected in the “Payments Due by Period” section of the table.

(5)
Includes payments on floating rate debt based on rates as of July 1, 2017, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.  The impact of our outstanding fixed-to-floating interest rate swap on the fixed rate debt interest payments is included as well based on the floating rates in effect as of July 1, 2017.

(6)
For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our category management initiative.  As we progress with this initiative, our purchase obligations are increasing.  Such amounts included in the table above are based on estimates.  Purchase obligations also includes amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2022 (see discussion under Note 20, "Commitments and Contingencies," to the Notes to Consolidated Financial Statements in Item 8). Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 1, 2017 were $15.3 million. This amount is not included in the table above.

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

Company-Sponsored Pension Plans

Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Our U.S. Retirement Plan is largely frozen and is only open to a small number of employees. Our SERP is frozen and is not open to any employees. Our U.K. Retirement Plan is also frozen to new participants. Due to the low level of active employees in our Retirement Plans, our assumption for the rate of increase in future compensation is not a critical assumption.

For guidance in determining the discount rates for our U.S. pension plans, we calculate the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan. The discount rates for our international pension plans were calculated using annualized corporate bond yield and spread curves that are similar to the respective expected cash flows of each plan. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate for determining fiscal 2017 net pension costs for the U.S. Retirement Plan decreased 77 basis points to 4.07% as of the July 2, 2016 measurement date.  The discount rate for determining fiscal 2017 net pension costs for the SERP decreased 72 basis points to 3.91% as of the July 2, 2016 measurement date. The combined effect of these discount rate changes increased our net company-sponsored pension costs for all plans for fiscal 2017 by an estimated $8 million. The discount rate for determining fiscal 2018 net pension costs for the U.S. Retirement Plan increased 12 basis points to 4.19% as of the July 1, 2017 measurement date.  The discount rate for determining fiscal 2018 net pension costs for the SERP increased 17 basis points to 4.08% as of the July 1, 2017 measurement date. The combined effect of these discount rate changes will increase our net company-sponsored pension costs for all plans for fiscal 2018 by an estimated $1 million. A 100 basis point increase (or decrease) in the discount rates for fiscal 2017 would decrease (or increase) Sysco’s net company-sponsored pension cost by approximately $10 million. Sysco’s pension plans are primarily frozen, therefore, the net company-sponsored pension cost is not as sensitive to discount rate changes as compared to an active plan.

The expected long-term rate of return on plan assets of the U.S. Retirement Plan was 7.25% for both fiscal 2017 and fiscal 2016.  The expected long-term rate of return on plan assets of the U.K. Retirement Plan was 4.15% for fiscal 2017. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments. Although not determinative of future returns, the effective annual rate of return on the U.S. Retirement Plan assets, developed using geometric/compound averaging, was approximately 6.9%, 5.6%, 9.6%, and 11.5%, over the 20-year, 10-year, 5-year and 1-year periods ended U.S. Plan, respectively. In addition, in four of the last 15 years, the actual return on plan assets has exceeded 10%. The effective annual rate of return on the U.K. Retirement Plan assets, developed using geometric/compound averaging, was approximately 18% over the 1-year period ended June 30, 2017. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the U.S. and U.K. Retirement Plans are 7.00% and 4.55%, respectively, for fiscal 2018. A 100 basis point increase (decrease) in the assumed rate of return in each Plan for fiscal 2018 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2017 by approximately $36 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 1, 2017 was a charge, net of tax, of $974.2 million.  The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 2, 2016 was a charge, net of tax, of $1.1 billion.

We made cash contributions to our company-sponsored pension plans of $57.6 million and $157.5 million in fiscal years 2017 and 2016, respectively. Our contributions in fiscal 2017 include a $25 million contribution to the U.S. Retirement Plan that was voluntary, as there was no minimum required contribution for the calendar 2017 plan year to meet ERISA minimum funding requirements. There are no required contributions to the U.S. Retirement Plan to meet ERISA minimum funding requirements in fiscal 2018. The estimated fiscal 2018 contributions to fund benefit payments for the SERP plan are approximately $30.5 million. The estimated fiscal 2018 contributions to fund benefit payments for the international retirement plans are approximately $9.2 million.

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

Goodwill and Intangible Assets

We account for acquired businesses using the acquisition method of accounting, which requires that, once control of a business is obtained, 100% of the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. We use multiple valuation methods to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we generally use the income method, which uses a forecast of the expected future net cash flows associated with each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows and the discount rate selected to measure the risks inherent in the future cash flows. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. More information on our acquisitions can be found in Note 4, "Acquisitions" in the Notes to Consolidated Financial Statements in Item 8.

Annually in our fourth quarter, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values exceed the carrying values of these assets. Impairment reviews, outside our annual review time frame, are performed if events or circumstances occur that include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price.

For fiscal 2017, we tested 21 reporting units from our 15 operating segments as described in Note 21, "Business Segment Information" to the Consolidated Financial Statements in Item 8. Certain of our operating segments are disaggregated into components for testing purposes, while other components with similar economic characteristics are aggregated and tested at the operating segment level. Our testing may be performed utilizing either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative test is performed.

When using a quantitative test, we arrive at our estimates of fair value using a combination of discounted cash flow and earnings or revenue multiple models. The results from each of these models are then weighted and combined into a single estimate of fair value for each reporting unit. We generally use a higher weighting for our discounted cash flow valuation compared to the earnings multiple models because the forecasted operating results that serve as a basis for the analysis incorporate management’s outlook and anticipated changes for the businesses consistent with a market participant. When reporting units represent recently acquired operations, we generally use a higher weighting for our earnings multiple models than our discounted cash flow valuation as we believe this aligns with how acquired operations are valued in the market place. The primary assumptions used in these various models include estimated earnings multiples of comparable acquisitions in the industry, including control premiums, earnings or revenue multiples on acquisitions completed by Sysco in the past, future cash flow estimates of the reporting units, which are dependent on internal forecasts and projected growth rates, and weighted average cost of capital, along with working capital and capital expenditure requirements. When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units.  We update our projections used in our discounted cash flow model based on historical performance and changing business conditions for each of our reporting units.

Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss.  There were no impairments of goodwill or indefinite-lived intangibles recorded as a result of assessment in fiscal 2017, 2016 and 2015. Our past estimates of fair value for fiscal 2016 and 2015 would not have been materially different when revised to include subsequent years’ actual results. Sysco has not made any material changes in its impairment assessment methodology during the past three fiscal years, with the exception of introducing a qualitative assessment in fiscal 2017 for seven reporting units. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future, but we will continue to assess the estimates in the future based on the expectations of the reporting units. In the fiscal 2017 assessment, our estimates of fair value did not require additional analysis. However, we would have performed additional analysis to determine if an impairment existed for our Brakes U.K. broadline, Fresh Direct specialty, Sweden broadline, Ireland broadline, Mexico broadline and Costa Rica broadline reporting units if our estimates of fair value were decreased by an amount in the range of 5% and 28%, with goodwill of $1.7 billion in the aggregate as of July 1, 2017, recorded for these reporting units.

Certain reporting units (such as those noted above) have a greater proportion of goodwill recorded to estimated fair value as compared to the U.S. Broadline, Canada Broadline or SYGMA reporting units. This is primarily due to these businesses having been more recently acquired, and as a result there has been less history of organic growth than in the U.S. Broadline, Canadian Broadline and SYGMA reporting units. In addition, these businesses also have lower levels of cash flow than the U.S. Broadline reporting unit. As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn.

Share-Based Compensation

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, a non-employee director plan and the Employee Stock Purchase Plan (ESPP).

As of July 1, 2017, there was $95.4 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The fair value of each restricted stock unit award and performance share unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock units and performance share units granted without dividend equivalents, the fair value is reduced by the present value of expected dividends during the vesting period. Expense recognized on performance share unit awards is subsequently adjusted based on forecasted performance compared to planned targets until the performance period concludes and the actual number of shares of Sysco common stock to be received upon the vesting of the performance share units is known.

The fair value of the stock issued under the ESPP is calculated as the difference between the stock price and the employee purchase price.

The fair value of restricted stock granted to employees or non-employee directors is based on the stock price on grant date.  The application of a discount to the fair value of a restricted stock grant is dependent upon whether or not each individual grant contains a post-vesting restriction.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. The compensation cost related to stock issuances resulting from employee purchases of stock under the ESPP is recognized during the quarter in which the employee payroll withholdings are made.

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

Forward-Looking Statements

Statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current expectations and estimates.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results.

Examples of forward-looking statements include, but are not limited to, statements about our liquidity and our possible or assumed future results of operations or economic performance, as well as descriptions of our plans, projections and strategies, including those described in the following paragraph, and our ability to meet those goals and expectations. Such statements in this document include, but are not limited to, projections of future performance under our three-year strategic financial plan, including, for example, our expectation to drive leverage between gross profit and expense growth, our goal of leveraging earnings growth at a greater rate than sales growth, and our projections of adjusted operating income for fiscal 2018; statements regarding expected improvements in case growth trends; statements regarding increased investments in the sales team; our estimates of anticipated capital expenditures for fiscal 2018, including estimates provided net of estimated proceeds from sales of assets, and our ability to fund them; our discussions of various types of market risks, including interest rate risks, floating rate debt projections and the effectiveness of our interest rate swaps; discussions about trends in transportation costs, including fuel pricing, our projected fuel requirements and the effectiveness of fuel hedging arrangements; statements regarding the adequacy and anticipated amounts and uses of our cash flows, including our future ability to effectively access the commercial paper market and long-term capital market; statements regarding our intentions to continuously improve productivity and competitiveness, including by modernizing software and improving our e-commerce and other technological capabilities; statements regarding our expectation that we will increase customer retention and profitably accelerate sales growth with existing and new customers; projections regarding the rate of return on retirement plan assets; statements regarding expected contributions for the SERP plan and the international retirement plans; and statements regarding the impact of changes in foreign currency exchange rates.

Forward-looking statements are not guarantees of future performance, and our actual results may differ materially from the results discussed in our forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” Additional forward-looking statements and some important risks that could cause outcomes to vary materially from those expected include the following: The success of our three-year strategic financial objectives could be affected by conditions in the economy and the industry as well as internal factors, such as the ability to control expenses, including fuel costs.  Our expectations for the Brakes Acquisition could be impacted by unfavorable economic conditions in Europe. Our expectations regarding case growth and cost per case may be impacted by factors beyond our control, including actions by our competitors and/or customers.  Our expectations for deflation and inflation could be impacted by market events and supplier costs. Company-sponsored pension plan liabilities are impacted by a number of factors including the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets.  The amount of shares repurchased in a given period is subject to a number of factors, including available cash and our general working capital needs at the time.  Meeting our dividend target objectives depends on our level of earnings, available cash and the success of our various strategic initiatives.  Our expectations regarding earnings per share and various items impacting earnings is subject to a number of factors, including our ability to manage operating expenses and the impact of Certain Items. Our plans with respect to growth in international markets and adjacent areas that complement our core business are subject to our other strategic initiatives, the allocation of resources, and plans and economic conditions generally.  Legal proceedings and the adequacy of insurance are impacted by events, circumstances and individuals beyond our control.  Expectations of cash tax payments can be impacted by our performance. The need for additional borrowing or other capital is impacted by various factors, including capital expenditures or acquisitions in excess of those currently anticipated, levels of share repurchases, or other unexpected cash requirements.  Plans regarding the repayment of debt are subject to change at any time based on management’s assessment of the overall needs of the company.  Capital expenditures may vary from those projected based on changes in business plans and other factors, including risks related to the timing and successful completion of acquisitions, construction schedules and the possibility that other cash requirements could result in delays or cancellations of capital spending.  Our ability to finance capital expenditures as anticipated may be influenced by our results of operations, our borrowing capacity, share repurchases, dividend levels and other factors.  Expectations regarding tax rates and the transfer of cash held in foreign jurisdictions are subject to various factors beyond our control and decisions of management throughout the fiscal year that are subject to change based on our business needs. The anticipated impact of compliance with laws and regulations also involves the risk that estimates may turn out to be materially incorrect, and laws and regulations, as well as methods of enforcement, are subject to change.

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

At July 1, 2017, there were $119.7 million in commercial paper issuances outstanding.  Total debt as of July 1, 2017 was $8.2 billion, of which approximately 71% was at fixed rates of interest, including the impact of our interest rate swap agreements.

At July 2, 2016, there were no commercial paper issuances outstanding.  Total debt as of July 2, 2016 was $7.4 billion, of which approximately 68% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Details of our outstanding swap agreements as of July 1, 2017 are below:

Maturity Date of Swap	Notional Value	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
February 12, 2018	$500,000,000	5.25%	Six-month LIBOR	Every six months in arrears	Other current assets	$707
April 1, 2019	500,000,000	1.90	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(4,226)
October 1, 2020	750,000,000	2.60	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(7,449)
July 15, 2021	500,000,000	2.50	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(9,715)

We receive or pay amounts on these interest rate swap agreements on a semi-annual basis.

The following tables present our interest rate position as of July 1, 2017.  All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 1, 2017
	Principal Amount by Expected Maturity
	Average Interest Rate
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(Dollars in thousands)
U.S. $ Denominated:
Fixed Rate Debt	$119,750	$250,050	$70	$70	$450,070	$4,525,140	$5,345,150	$5,552,832
Average Interest Rate	1.4%	5.4%	—%	—%	2.6%	4.3%	4.1%
Floating Rate Debt (1)	$500,000	$500,000	$—	$750,000	$500,000	$—	$2,250,000	$2,250,000
Average Interest Rate	5.3%	1.9%	—%	2.6%	2.5%	—%	3.0%
Euro Denominated:
Fixed Rate Debt	$209	$—	$—	$—	$—	$571,177	$571,387	$575,835
Average Interest Rate	—%	—%	—%	—%	—%	1.3%	1.2%

(1)	Includes fixed rate debt that has been converted to floating rate debt through an interest rate swap agreement.

	Interest Rate Position as of July 1, 2017
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$500,000	$500,000	$750,000	$500,000	$—	$—	$2,250,000	$(20,683)
Average Variable Rate Paid:
Rate A Plus	3.24%	—%	—%	—%	—%	—%	3.24%	—%
Rate B Plus	—%	0.8%	1.12%	1.13%	—%	—%	1.03%	—%
Fixed Rate Received	5.25%	1.9%	2.6%	2.5%	—%	—%	3.01%	—%
Rate A – six-month LIBOR
Rate B – three-month LIBOR

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk.  We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars.  Our largest currency exposures are with Canadian dollars, British pound sterling and Euro currencies. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.1% in fiscal 2017 when compared to fiscal 2016. The exchange rate used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.3% in fiscal 2016 when compared to fiscal 2015. The impact to our operating income, net earnings and earnings per share was not material in fiscal 2017 or fiscal 2016. A 10% unfavorable change in the fiscal 2017 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively impacted fiscal 2017 sales by 1.8% and would not have materially impacted our operating income, net earnings and earnings per share. We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

Our Brakes Acquisition created additional foreign currency exposure. In fiscal 2017, we designated €500 million of Euro notes issued in June 2016 and various cross currency swaps as hedges of a portion of our net investment in Euro-denominated and Sterling-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates are recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). In fiscal 2017, we entered into various cross currency swaps to mitigate the risk of exchange rate changes for an intercompany loan that is not in the functional currency of one of our subsidiaries. These have been designated as cash flow hedges with changes recorded within foreign currency translation adjustments within Accumulated other comprehensive income (loss).

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases.  Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during both fiscal 2017 and fiscal 2016.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges. During fiscal 2017, we began entering into diesel fuel swaps for fiscal 2018 for a portion of our projected monthly diesel fuel requirements. As of July 1, 2017, we had diesel fuel swaps with a total notional amount of approximately $78.0 million through June 2018. These swaps will lock in the price of approximately 55% to 60% of our projected fuel purchase needs for fiscal 2018. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $8.6 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our company-sponsored qualified pension plans (U.S. Retirement Plan and U.K. Retirement Plan) hold various investments, including public and private equity, fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored Retirement Plans at the plan’s fiscal year end (December 31, 2016) would not have a material impact on our anticipated future contributions for fiscal 2018; however, such an unfavorable change would increase our pension expense for fiscal 2018 by $34.0 million and would reduce our shareholders’ equity on our balance sheet as of July 1, 2017 by $334.2 million. An unfavorable change in the fair value of our U.K. Plan assets would increase our pension expense for fiscal 2018 by $2.1 million and would reduce our shareholders’ equity on our balance sheet, as of July 1, 2017, by $25.9 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of July 1, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on this assessment, management concluded that, as of July 1, 2017, Sysco’s internal control over financial reporting was effective based on those criteria. This assessment did not include the internal controls over financial reporting related to the Brakes Group, because it was acquired by Sysco on July 5, 2016. The Brakes Group's total assets represented 25.2% of Sysco’s consolidated total assets as of July 1, 2017, and sales and net earnings constituted 9.3% and 4.2%, respectively, of Sysco's consolidated sales and net earnings for the year-ended July 1, 2017. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of July 1, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Sysco Corporation

We have audited Sysco Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of July 1, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sysco Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business that the company acquired in the acquisition of Cucina Lux Investments Limited (the “Brakes Group”), which is included in the 2017 consolidated financial statements of the Company and constituted 25.2% of total assets as of July 1, 2017 and 9.3% and 4.2% of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Brakes Group.

In our opinion, Sysco Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 1, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 1, 2017 and July 2, 2016, and the related consolidated results of operations, and statements of comprehensive income, changes in shareholders’ equity, and cash flow for each of the three years in the period ended July 1, 2017 of Sysco Corporation and subsidiaries and our report dated August 29, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
August 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of July 1, 2017 and July 2, 2016, and the related consolidated results of operations and statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended July 1, 2017.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 1, 2017 and July 2, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 1, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
August 29, 2017

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	July 1, 2017	July 2, 2016
ASSETS
Current assets
Cash and cash equivalents	$869,502	$3,919,300
Accounts and notes receivable, less allowances of $31,059 and $37,880	4,012,393	3,380,971
Inventories, net	2,995,598	2,639,174
Prepaid expenses and other current assets	139,185	114,454
Income tax receivable	16,760	—
Total current assets	8,033,438	10,053,899
Plant and equipment at cost, less depreciation	4,377,302	3,880,442
Long-term assets
Goodwill	3,916,128	2,121,661
Intangibles, less amortization	1,037,511	207,461
Deferred income taxes	142,472	207,320
Other assets	249,804	251,021
Total long-term assets	5,345,915	2,787,463
Total assets	$17,756,655	$16,721,804
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$3,938	$89,563
Accounts payable	3,971,112	2,935,982
Accrued expenses	1,576,221	1,289,312
Accrued income taxes	14,540	110,690
Current maturities of long-term debt	530,075	8,909
Total current liabilities	6,095,886	4,434,456
Long-term liabilities
Long-term debt	7,660,877	7,336,930
Deferred income taxes	161,715	26,942
Other long-term liabilities	1,373,822	1,368,482
Total long-term liabilities	9,196,414	8,732,354
Commitments and contingencies
Noncontrolling interests	82,839	75,386
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,327,366	1,281,140
Retained earnings	9,447,755	9,006,138
Accumulated other comprehensive loss	(1,262,737)	(1,358,118)
Treasury stock at cost, 235,135,699 and 205,577,484 shares	(7,896,043)	(6,214,727)
Total shareholders’ equity	2,381,516	3,479,608
Total liabilities and shareholders’ equity	$17,756,655	$16,721,804

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except for share and per share data)

	Year Ended
	Jul. 1, 2017	Jul. 2, 2016	Jun. 27, 2015
	(In thousands except for share and per share data)
Sales	$55,371,139	$50,366,919	$48,680,752
Cost of sales	44,813,632	41,326,447	40,129,236
Gross profit	10,557,507	9,040,472	8,551,516
Operating expenses	8,504,336	7,189,972	7,322,154
Operating income	2,053,171	1,850,500	1,229,362
Interest expense	302,878	306,146	254,807
Other expense (income), net	(15,937)	111,347	(33,592)
Earnings before income taxes	1,766,230	1,433,007	1,008,147
Income taxes	623,727	483,385	321,374
Net earnings	$1,142,503	$949,622	$686,773

Net earnings:
Basic earnings per share	$2.10	$1.66	$1.16
Diluted earnings per share	2.08	1.64	1.15

Average shares outstanding	543,496,816	573,057,406	592,072,308
Diluted shares outstanding	548,545,027	577,391,406	596,849,034
Dividends declared per common share	$1.30	$1.23	$1.19
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	Jul. 1, 2017	Jul. 2, 2016	Jun. 27, 2015
	(In thousands)
Net earnings	$1,142,503	$949,622	$686,773
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,243)	(39,080)	(232,185)
Items presented net of tax:
Amortization of cash flow hedges	7,082	7,111	5,116
Change in net investment hedge	(24,012)	—	—
Change in cash flow hedge	(6,698)	—	—
Change in fair value of cash flow hedges	—	(3,779)	(34,111)
Amortization of prior service cost	7,004	6,992	6,949
Amortization of actuarial loss, net	25,965	13,352	11,972
Actuarial gain (loss), net arising in current year	97,283	(419,517)	(38,275)
Total other comprehensive income (loss)	95,381	(434,921)	(280,534)
Comprehensive income	$1,237,884	$514,701	$406,239

See Notes to Consolidated Financial Statements

 Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
	(In thousands except for share data)
Balance as of June 28, 2014	765,174,900	$765,175	$1,139,218	$8,770,751	$(642,663)	179,050,186	$(4,765,786)	$5,266,695
Net earnings				686,773				686,773
Foreign currency translation adjustment					(232,185)			(232,185)
Amortization of cash flow hedges, net of tax					5,116			5,116
Change in fair value of cash flow hedges, net of tax					(34,111)			(34,111)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					18,921			18,921
Pension funded status adjustment, net of tax					(38,275)			(38,275)
Dividends declared				(705,539)				(705,539)
Share-based compensation awards			74,781			(8,192,955)	218,048	292,829
Balance as of June 27, 2015	765,174,900	$765,175	$1,213,999	$8,751,985	$(923,197)	170,857,231	$(4,547,738)	$5,260,224
Net earnings				949,622				949,622
Foreign currency translation adjustment					(39,080)			(39,080)
Amortization of cash flow hedges, net of tax					7,111			7,111
Change in fair value of cash flow hedges, net of tax					(3,779)			(3,779)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					20,344			20,344
Pension funded status adjustment, net of tax					(419,517)			(419,517)
Dividends declared				(695,469)				(695,469)
Treasury stock purchases						44,716,180	(1,949,445)	(1,949,445)
Share-based compensation awards			67,141			(9,995,927)	282,456	349,597
Balance as of July 2, 2016	765,174,900	$765,175	$1,281,140	$9,006,138	$(1,358,118)	205,577,484	$(6,214,727)	$3,479,608
Net earnings				1,142,503				1,142,503
Foreign currency translation adjustment					(11,243)			(11,243)
Change in fair value of cash flow hedges, net of tax					(23,628)			(23,628)
Pension funded status adjustment, net of tax					130,252			130,252
Dividends declared				(700,886)				(700,886)
Treasury stock purchases						36,224,078	(1,886,121)	(1,886,121)
Increase in ownership interest in subsidiaries			(39,991)					(39,991)
Share-based compensation awards			86,217			(6,665,863)	204,805	291,022
Balance as of July 1, 2017	765,174,900	$765,175	$1,327,366	$9,447,755	$(1,262,737)	235,135,699	$(7,896,043)	$2,381,516

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended
	Jul. 1, 2017	Jul. 2, 2016	Jun. 27, 2015
Cash flows from operating activities:
Net earnings	$1,142,503	$949,622	$686,773
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	83,883	79,466	73,766
Depreciation and amortization	901,992	662,710	553,021
Amortization of debt issuance and other debt-related costs	31,852	45,137	27,943
Loss on extinguishment of debt	—	86,460	—
Loss on foreign exchange remeasurement	—	101,228	—
Deferred income taxes	(51,846)	93,871	(4,705)
Provision for losses on receivables	20,672	20,372	17,996
Other non-cash items	6,704	23,347	(24,205)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Decrease (increase) in receivables	20,452	(27,311)	(11,741)
(Increase) decrease in inventories	(113,647)	66,937	(125,232)
Decrease (increase) in prepaid expenses and other current assets	8,158	(8,468)	(10,508)
Increase in accounts payable	322,775	23,863	72,516
(Decrease) increase in accrued expenses	(28,422)	(178,275)	464,403
(Decrease) increase in accrued income taxes	(74,590)	231,542	(32,843)
(Increase) in other assets	(36,449)	(6,639)	(10,745)
(Decrease) in other long-term liabilities	(18,629)	(196,190)	(105,501)
Excess tax benefits from share-based compensation arrangements	(38,983)	(34,530)	(15,454)
Net cash provided by operating activities	2,176,425	1,933,142	1,555,484
Cash flows from investing activities:
Additions to plant and equipment	(686,378)	(527,346)	(542,830)
Proceeds from sales of plant and equipment	23,715	23,511	24,472
Acquisition of businesses, net of cash acquired	(2,921,798)	(219,218)	(115,862)
Decrease (increase) in restricted cash	—	168,274	(20,126)
Purchase of foreign currency options	—	(103,501)	—
Proceeds from the sales of foreign currency options	—	57,452	—
Net cash used for investing activities	(3,584,461)	(600,828)	(654,346)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	119,700	—	(129,999)
Other debt borrowings including senior notes	753,834	5,134,709	5,041,032
Other debt repayments	(143,664)	(126,797)	(354,007)
Redemption of senior notes	—	(5,050,000)	—
Debt issuance costs	(8,599)	(39,676)	(30,980)
Cash paid for settlement of cash flow hedge	—	(6,134)	—
Cash received (paid) from termination of interest rate swap agreements	—	14,496	(188,840)
Proceeds from stock option exercises	204,805	282,455	240,176
Treasury stock purchases	(1,886,121)	(1,949,445)	—
Dividends paid	(698,647)	(698,869)	(695,274)
Excess tax benefits from share-based compensation arrangements	38,983	34,530	15,454
Net cash (used for) provided by financing activities	(1,619,709)	(2,404,731)	3,897,562
Effect of exchange rates on cash and cash equivalents	(22,104)	(138,327)	(81,702)
Net (decrease) increase in cash and cash equivalents	(3,049,849)	(1,210,744)	4,716,998
Cash and cash equivalents at beginning of period	3,919,351	5,130,044	413,046
Cash and cash equivalents at end of period	$869,502	$3,919,300	$5,130,044
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$285,025	$200,174	$192,939
Income taxes	761,384	180,565	376,508

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.  SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry.  These services are performed for over 500,000 customers from 324 distribution facilities located throughout North America and Europe.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ended July 1, 2017 for fiscal 2017, a 53-week year ended July 2, 2016 for fiscal 2016, and a 52-week year ended June 27, 2015 for fiscal 2015.

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

Certain internal and external costs related to the acquisition and development of internal use software are capitalized within plant and equipment during the application development stages of the project. Costs related to the acquisition and development of internal use software for the past three fiscal years was $23.5 million in fiscal 2017, $82.1 million in fiscal 2016 and $25.0 million in fiscal 2015.

Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives.  Interest capitalized for the past three fiscal years was $2.0 million in each of fiscal 2017 and fiscal 2016, and $0.9 million in fiscal 2015.

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

Goodwill and Intangibles

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired.  Goodwill and intangibles with indefinite lives are not amortized.  Goodwill is assigned to the reporting units that are expected to benefit from the synergies of a business combination.  The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values.  This annual testing may be performed utilizing either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and it is determined that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative test is performed.

For fiscal 2017, the company analyzed its 15 operating segments as defined in Note 21, "Business Segment Information." and determined that 21 reporting units existed for purposes of evaluating for goodwill impairment. For seven reporting units, the company utilized a qualitative assessment. For the remaining reporting units, Sysco performed a quantitative test using a combination of the income and market approaches. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions. The company does not believe the estimates used in the analysis are reasonably likely to change materially in the future, but Sysco will continue to assess the estimates in the future based on the expectations of the reporting units. In the fiscal 2017 assessment, our estimates of fair value did not require additional analysis. However, the company would have performed additional analysis to determine if an impairment existed for our Brakes U.K. broadline, Fresh Direct specialty, Sweden broadline, Ireland broadline, Mexico broadline and Costa Rica broadline reporting units if our estimates of fair value were decreased by an amount in the range of 5% and 28%, with goodwill of $1.7 billion in the aggregate as of July 1, 2017, recorded for these reporting units.

Intangibles with definite lives are amortized over their useful lives in a manner consistent with underlying cash flow, which generally ranges from two to fifteen years.  Management reviews finite-lived intangibles for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Cash flows expected to be generated by the finite-lived intangibles are estimated over the intangible asset’s useful life based on updated projections on an undiscounted basis.  If the evaluation indicates that the carrying value of the finite-lived intangible asset may not be recoverable, the potential impairment is measured at fair value.

Restricted Cash

Sysco is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims.  Sysco has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.  Sysco chose to satisfy these collateral requirements by issuing letters of credit in fiscal 2017 and 2016.

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

Gains or losses on derivative financial instruments designated as cash flow hedges are recorded as a separate component of shareholders’ equity from inception of the hedges and are reclassified to the Consolidated Results of Operations in conjunction with the recognition of the underlying hedged item.

For net investment hedges, the remeasurement gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.

Investments in Corporate-Owned Life Insurance

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date.  Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses.  Sysco has the ability and intent to hold certain of its COLI policies to maturity; therefore, the company does not record deferred tax balances related to cash surrender value gains or losses for these policies.  Deferred tax balances are recorded for those policies that Sysco intends to redeem prior to maturity.  The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $163.7 million and $163.3 million at July 1, 2017 and July 2, 2016, respectively.

Treasury Stock

The company records treasury stock purchases at cost.  Shares removed from treasury are valued at cost using the average cost method. Sysco routinely repurchases shares in the normal course of business, however, in fiscal 2016, Sysco executed a $1.5 billion accelerated share repurchase program, under which it repurchased a total of 34,716,180 shares.

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

Vendor Consideration

Sysco recognizes consideration received from vendors as a reduction to cost of sales when the services performed in connection with the monies received are completed and when the related product has been sold by Sysco.  There are several types of cash consideration received from vendors.  In many instances, the vendor consideration is in the form of a specified amount per case or per pound.  In these instances, Sysco will recognize the vendor consideration as a reduction of cost of sales when the product is sold.  In the situations in which the vendor consideration is not related directly to specific product purchases, Sysco will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts are realized.

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers.  Included in operating expenses are shipping and handling costs of approximately $3.4 billion in fiscal 2017 and $2.6 billion each in fiscal 2016 and fiscal 2015.

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

Share-Based Compensation

Sysco recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of performance share unit awards is determined based on the target number of shares of common stock and the company’s stock price on the date of grant and subsequently adjusted based on actual and forecasted performance compared to planned targets. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock and restricted stock unit awards are based on the company’s stock price on the date of grant. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows on the consolidated cash flows statements.

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

The purchase price of the acquired entities is preliminarily allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition, with any excess of cost over the fair value of net assets acquired, including intangibles, recognized as goodwill. Subsequent changes to preliminary amounts are made prospectively.

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

Sysco has interests in various jointly-owned foodservice operations in Mexico, Costa Rica and Panama for which it consolidates the results of the operations; therefore, the financial position, results of operations and cash flows for this company have been included in Sysco’s consolidated financial statements. The value of the noncontrolling interest in each entity is considered redeemable due to certain features of the investment agreement and has therefore been presented as mezzanine equity, which is outside of permanent equity, in the consolidated balance sheets. The income attributable to the noncontrolling interest is located within Other expense (income), net, in the consolidated results of operations, as this amount is not material. The non-cash add back for the change in the value of the noncontrolling interest is located within Other non-cash items on the consolidated cash flows.

Reclassifications

Prior year amounts have been reclassified to conform with the current year presentation.

2.  CHANGES IN ACCOUNTING

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Topic 205-40). This ASU required management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date of the consolidated financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around the company’s plan to alleviate these doubts are required. The adoption of this standard did not have any effect on the company’s consolidated financial statements.

3.  NEW ACCOUNTING STANDARDS

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, which is the first quarter of fiscal 2019 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which is the first quarter of fiscal 2021 for Sysco. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The fair value of the company’s reporting units exceeded its carrying value in its fiscal 2017 impairment analysis for goodwill and, therefore, early adoption was not considered in fiscal 2017.

Guidance in Presentation of Cash Flows - Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. This guidance is effective for fiscal years-and interim periods within those fiscal years-beginning after December 15, 2017, which is the first quarter of fiscal 2019 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact and expect the ASU will not have a material impact on our consolidated financial statements.

Guidance in Presentation of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate

of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Invitees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, which is the first quarter of fiscal 2019 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years-and interim periods within those fiscal years-beginning after December 15, 2019, which is the first quarter of fiscal 2021 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards. The areas for simplification involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. The guidance is effective for interim and annual periods beginning after December 15, 2016, which is fiscal 2018 for Sysco. The company will adopt this ASU in the first quarter of fiscal 2018 by including excess tax benefits and deficiencies as a component of our income tax expense. This will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on our stock price at the date the awards vest.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which is fiscal 2020 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard. The company does engage in leasing assets, so it does expect additional assets and liabilities to be recognized on its balance sheet upon implementation of this new standard.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard will replace all current guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 15, 2017, which is fiscal 2019 for Sysco, and could be early adopted in fiscal 2018. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

The company’s impact assessment of the standard is ongoing and the company does not intend to early adopt this standard in fiscal 2018. Enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition, are required. We will continue our assessment, which may identify other impacts of the adoption of ASC 606. The company will adopt the standard in the first quarter of fiscal 2019 and preliminarily expects to use the modified retrospective method. However, our adoption method is subject to change as we continue to evaluate the impact of the standard.

4.  ACQUISITIONS

During fiscal 2017, the company paid cash of $2.9 billion for acquisitions, net of cash acquired. Certain prior year acquisitions involved contingent consideration that included earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved.  As of July 1, 2017, aggregate contingent consideration outstanding was $15.3 million, of which $5.3 million was recorded as earnout liabilities.

Brakes Group

On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group, pursuant to an agreement for the sale and purchase of securities in the capital of such holding company, dated as of February 19, 2016 (the Purchase Agreement), by and among Sysco, entities affiliated with Bain Capital Investors, LLC, and members of management of the Brakes Group (the Brakes Acquisition). Following the closing of the Brakes Acquisition, the Brakes Group became a wholly owned subsidiary of Sysco.

The Brakes Group is a large European foodservice business supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to foodservice customers ranging from large customers, including leisure, pub, restaurant, hotel and contract catering groups, to smaller customers, including independent restaurants, hotels, fast food outlets, schools and hospitals. Brakes Group businesses include: Brakes, Brakes Catering Equipment, Brake France, Country Choice, Davigel, Fresh Direct, Freshfayre, M&J Seafood, Menigo Foodservice, Pauley's, Wild Harvest and Woodward Foodservice. The Brakes Group’s largest businesses are in the U.K., France, and Sweden, in addition to a presence in Ireland, Belgium, Spain and Luxembourg. The principal reason for the Brakes Acquisition was the ability to expand Sysco's footprint and infrastructure in Europe and profitably grow Sysco's business. These contributed to a purchase price that resulted in recognition of goodwill.

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

During the fourth quarter of fiscal 2017, the company completed the determination of fair value of the assets acquired and liabilities assumed. The company recorded certain measurement period adjustments during each quarter of fiscal 2017, none of which were individually or in the aggregate material to the company’s financial statements. The final allocation of the purchase price of the Brakes Group was as follows (in thousands):

Purchase Price Allocation
Accounts receivable	$686,776
Inventory	248,031
Plant and equipment	595,388
Other assets	47,217
Goodwill and other intangibles (1)	2,789,065
Total assets	4,366,477
Accounts payable	(707,622)
Accrued expenses	(474,501)
Deferred tax liabilities	(197,629)
Other liabilities	(76,183)
Total consideration, net of cash acquired	$2,910,542

(1)
The excess purchase price of $1.8 billion was assigned to goodwill, none of which is deductible for income tax purposes. This goodwill has been assigned to the International Foodservice Operations reportable segment. Intangible assets added include customer relationships of $832.6 million with a weighted average life of 12 years and trademarks and trade names of $141.0 million that are indefinite lived assets. Amortization expense is recognized on a straight line basis and was $76.2 million for fiscal 2017.

The fiscal year ended July 1, 2017 includes the results of operations of the Brakes Group for the period from July 5, 2016 to July 1, 2017. The consolidated statement of operations for fiscal 2017 includes $5.2 billion of sales and $47.0 million of net earnings attributable to the Brakes Group. Sysco incurred debt in order to fund the Brakes Acquisition; however, the interest expense on that debt is not reflected within the earnings from operations attributable to the Brakes Group.

Unaudited Pro Forma Results

The following table presents the company’s pro forma consolidated sales, earnings before income taxes, and net earnings for the fiscal year ended July 2, 2016. The unaudited pro forma results include the historical statements of operations information of the company and of Brakes Group, giving effect to the Brakes Acquisition and related financing as if they had occurred at the beginning of the period presented (in thousands, except per share data).

Year Ended
Jul. 2, 2016
Sales	$55,922,506
Income before taxes	1,441,667
Net earnings	954,888

Net earnings:
Basic earnings per common share	$1.67
Diluted earnings per common share	1.65

The pro forma results include the following pro forma adjustments related to the Brakes Acquisition:

(i)	Additional amortization expense related to the fair value of intangible assets acquired.

(ii)	Additional depreciation expense related to the fair value of property and equipment acquired.

(iii)
The elimination of interest expense, assuming the long-term debt paid off on behalf of the Brakes Group as of the Brakes Acquisition date had been retired as of June 28, 2015, the first day of fiscal 2016.

(iv)	The addition of interest expense incurred by Sysco due to the Brakes Acquisition.

(v)	The elimination of interest income from related party debt instruments issued to the Brakes Group prior to the Brakes Acquisition.

(vi)	The elimination of minority interests in the Brakes Group entities, as the majority of the interests were repurchased before the Brakes Acquisition.

The unaudited pro forma results do not include any operating efficiencies, cost reductions or revenue enhancements that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination or the nature and amount of any material, nonrecurring pro forma adjustments.

The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Brakes Acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future consolidated operating results of the combined companies.

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

•
The foreign currency swap agreements, including cross-currency swaps, are valued using a swap valuation model that utilizes an income approach applying observable market inputs, including interest rates, LIBOR swap rates for U.S. dollars, pound sterling and Euro currencies, and credit default swap rates. These are included as Level 2 measurements in the tables below.

•	Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. These are included as Level 2 measurements in the tables below.

•	Fuel swap contracts are valued based on observable market transactions of forward commodity prices. These are included as Level 2 measurements in the tables below.
The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 and July 2, 2016:

	Assets and Liabilities Measured at Fair Value as of Jul. 1, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$238,954	$49,430	$—	$288,384
Other assets
Interest rate swaps	—	707	—	707
Fuel swaps	—	717	—	717
Total assets at fair value	$238,954	$50,854	$—	$289,808

Liabilities:
Other current liabilities:
Fuel swaps	$—	$6,160	$—	$6,160
Other long-term liabilities:
Interest rate swap agreements	—	21,390	—	21,390
Cross-currency swaps		5,816		5,816
Foreign currency swaps	—	12,308	—	12,308
Foreign currency forwards	—	154	—	154
Fuel swaps		160		160
Total liabilities at fair value	$—	$45,988	$—	$45,988

	Assets and Liabilities Measured at Fair Value as of Jul. 2, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$634,230	$43,270	$—	$677,500
Other assets
Interest rate swaps	—	36,805	—	36,805
Total assets at fair value	$634,230	$80,075	$—	$714,305

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement. The fair value of total debt was approximately $8.6 billion and $7.9 billion as of July 1, 2017 and July 2, 2016, respectively. The carrying value of total debt was $8.2 billion and $7.4 billion as of July 1, 2017 and July 2, 2016, respectively.

6.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts appears below:

	2017	2016	2015
	(In thousands)
Balance at beginning of period	$37,880	$41,720	$49,902
Charged to costs and expenses	20,672	20,372	17,996
Customer accounts written off, net of recoveries	(26,943)	(23,551)	(25,719)
Other adjustments	(550)	(661)	(459)
Balance at end of period	$31,059	$37,880	$41,720

7. PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jul. 1, 2017	Jul. 2, 2016	Estimated Useful Lives
	(In thousands)
Plant and equipment at cost:
Land	$477,577	$448,981
Buildings and improvements	4,072,339	3,962,454	10-30 years
Fleet and equipment	3,595,095	2,990,267	3-10 years
Computer hardware and software	1,554,122	1,183,548	3-7 years
Total plant and equipment at cost	9,699,133	8,585,250
Accumulated depreciation	(5,321,831)	(4,704,808)
Total plant and equipment, net	$4,377,302	$3,880,442

Depreciation expense, including amortization of capital leases, was $765.4 million in 2017, $608.7 million in 2016 and $495.8 million in 2015.

In fiscal 2016, Sysco announced its revised business technology strategy focused on improving the customer experience. In refocusing its technology approach, Sysco created plans to modernize and add new capability and functionality to its existing SUS Enterprise Resource Planning (ERP) system. In connection with this strategy, Sysco created plans to remove the SAP ERP platform then used by 12 of its operating companies by the end of fiscal 2017. At the time of the decision, the company had $31.6 million recorded as construction in progress for incomplete projects for the SAP ERP platform and $251.1 million in net book value for internal use software for the SAP ERP platform, with a remaining life of three years. These are included within “computer hardware and software” in the table above. Sysco concluded that the projects under development would not be completed and expensed the $31.6 million in construction in progress in fiscal 2016 within operating expense in the consolidated results of operations. The company tested the internal use software for the SAP ERP platform for impairment on an undiscounted cash flow basis and concluded that those cash flows would be sufficient to recover the full asset value for the remaining period the asset is planned to be in use. Sysco shortened the remaining life of the internal use assets to be fully amortized by the end of fiscal 2017, concurrent with the expected time frame to fully migrate the 12 operating companies to the SUS ERP system, which was completed as of July 1, 2017. For fiscal years 2017 and 2016, Sysco recognized an additional $111.3 million and $41.9 million, respectively, in amortization expense as a result of shortening the useful lives of these assets.

8. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment for the years presented are as follows:

	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Carrying amount as of June 27, 2015	$1,123,474	$615,402	$32,609	$188,332	$1,959,817
Goodwill acquired during year	97,351	31,447	—	47,419	176,217
Currency translation/other	(123)	(14,149)	(2)	(99)	(14,373)
Carrying amount as of July 2, 2016	$1,220,702	$632,700	$32,607	$235,652	$2,121,661
Goodwill acquired during year	—	1,815,890	—	—	1,815,890
Currency translation/other	10,343	(16,082)	—	(15,684)	(21,423)
Carrying amount as of July 1, 2017	$1,231,045	$2,432,508	$32,607	$219,968	$3,916,128

Amortizable intangible assets acquired during fiscal 2017 were $833.1 million, with a weighted-average amortization period of 12.0 years.  Amortizable intangible assets acquired during fiscal 2017 by category were customer relationships and other of $832.6 million and $0.5 million, respectively, with a weighted-average amortization period of 12.0 years and 3.0 years, respectively.

Fully amortized intangible assets have been removed in the period fully amortized in the table below, which presents the company’s amortizable intangible assets in total by category as follows:

	Jul. 1, 2017			Jul. 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$1,073,577	$(209,253)	$864,324	$265,441	$(126,194)	$139,247
Non-compete agreements	32,385	(25,384)	7,001	36,405	(21,312)	15,093
Trademarks	11,050	(7,002)	4,048	10,753	(5,363)	5,390
Other	13,622	(10,704)	2,917	13,622	(7,786)	5,836
Total amortizable intangible assets	$1,130,634	$(252,343)	$878,291	$326,221	$(160,655)	$165,566

The table below presents the company’s indefinite-lived intangible assets by category as follows:

	Jul. 1, 2017	Jul. 2, 2016
	(In thousands)
Trademarks	$158,251	$40,929
Licenses	969	966
Total indefinite-lived intangible assets	$159,220	$41,895

Amortization expense for 2017, 2016 and 2015 was $112.9 million, $37.3 million and $40.0 million, respectively.  The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of July 1, 2017 is shown below:

Amount
(In thousands)
2018	$105,474
2019	98,915
2020	94,880
2021	85,255
2022	83,548

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes.

Hedging of interest rate risk

Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of July 1, 2017 are set forth below:

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

Hedging of foreign currency risk

In fiscal 2017, Sysco entered into cross-currency swap contracts to hedge the foreign currency transaction risk of certain pound sterling-denominated intercompany loans with a total notional value of £234.2 million. These swaps have been designated as cash flow hedges and mature at the same time as the related loans in July 2021. There are no credit-risk-related contingent features associated with these swaps. These intercompany loans are considered to be of a long-term investment nature, therefore, the effective portion of the derivative gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to earnings when the loan balances are no longer considered to be of a long-term investment nature.

The company entered into cross currency swap contracts to hedge the foreign currency exposure of our net investment in certain foreign operations. The effective portion of the derivative gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to earnings when the hedged net investment is either sold or substantially liquidated. Sysco designated its Euro-denominated debt of €500 million issued in June 2016 as a net investment hedge. Sysco also designated its cross currency swap contracts entered into in August 2016 as a net investment hedge with a total notional value of €534 million. The remeasurement gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.

Sysco's operations in the U.K. and Sweden have inventory purchases denominated in currencies other than their functional currency, such as the Euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity's functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company's foreign currency-denominated inventory purchases. These swap contracts are recorded at fair value on the balance sheet and within accumulated other comprehensive income. The amount of ineffectiveness, if any, is recorded in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transactions affect earnings, which is the period in which the company recognizes the sales associated with the specified foreign currency-denominated inventory purchases.

Hedging of fuel price risk

In fiscal 2017, Sysco began utilizing fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps, with a total notional value of $78 million, have maturity dates extending into June 2018 and have been designated as cash flow hedges. These swap contracts are recorded at fair value on the balance sheet and the effective portion of any derivative gain or loss is initially recorded in accumulated other comprehensive income. The amount of ineffectiveness, if any, is recorded in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transactions occur, which is when the fuel is consumed.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of July 1, 2017, July 2, 2016 and June 27, 2015 are as follows:

		Derivative Fair Value
	Balance Sheet Location	Jul. 1, 2017	Jul. 2, 2016	Jun. 27, 2015
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$707	$—	$—
Interest rate swaps	Other assets		36,805	12,597
Interest rate swaps	Other long-term liabilities	(21,390)	—	—

Cash Flow Hedges:
Fuel swaps	Other current assets	$717	$—	$—
Fuel swaps	Other current liabilities	(6,160)
Foreign currency forwards	Other current liabilities	(154)	—	—
Fuel swaps	Other long-term liabilities	(160)
Cross currency swaps	Other long-term liabilities	(5,816)	—	—

Net Investment Hedges:
Foreign currency swaps	Other long-term liabilities	$(12,308)	$—	$—

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the fiscal periods ended July 1, 2017, July 2, 2016 and June 27, 2015 presented on a pretax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		2017	2016	2015
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swaps	Interest expense	$(9,022)	$(12,033)	$(21,960)
Cash Flow Hedge Relationships:
Forward starting interest rate swaps (1)	Interest expense	$11,495	$11,543	$8,305
Forward starting interest rate swaps	Other comprehensive income	—	(6,134)	(55,374)
Fuel swaps	Other comprehensive income	(5,335)	—	—
Foreign currency forwards	Other comprehensive income	(4,389)	—	—
Cross currency swaps	Other comprehensive income	(1,148)	—	—
Net Investment Hedge Relationships:
Foreign currency swaps	Other comprehensive income	$(34,152)	$—	$—

(1)	Represents amortization of losses on forward starting interest rate swap agreements that were previously settled.

For fair value hedges of interest rate risk, hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. For cash flow hedges, hedge ineffectiveness is the difference of the change in the fair value of the derivative compared to the change in the hedged transaction. Hedge ineffectiveness is recorded directly in earnings within interest expense for interest rate swaps, other income and expense, net for hedging of the foreign exchange risk on intercompany loans, cost of sales for foreign exchange risk on inventory purchases and operating expense for fuel hedging. All amounts were immaterial for fiscal 2017, 2016 and 2015. None of the instruments contain credit-risk-related contingent features.

10. SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs.  The amounts in excess of the self-insured levels are fully insured by third party insurers.  The company also maintains a fully self-insured group medical program.  A summary of the activity in self-insured liabilities appears below:

	2017	2016	2015
	(In thousands)
Balance at beginning of period	$199,059	$193,312	$194,476
Charged to costs and expenses	523,674	418,917	367,025
Payments	(476,922)	(413,170)	(368,189)
Balance at end of period	$245,811	$199,059	$193,312

11.  DEBT AND OTHER FINANCING ARRANGEMENTS

Sysco’s debt consists of the following:

	Jul. 1, 2017	Jul. 2, 2016
	(In thousands)
Commercial paper, interest at 1.42% as of July 1, 2017	$119,691	$—
Senior notes, interest at 5.25%, maturing in fiscal 2018 (1)	500,311	506,456
Senior notes, interest at 1.90%, maturing in fiscal 2019 (1)	491,260	502,151
Senior notes, interest at 5.375%, maturing in fiscal 2019 (1)	249,456	249,141
Senior notes, interest at 2.60%, maturing in fiscal 2021 (1)	739,239	762,227
Senior notes, interest at 2.50%, maturing in fiscal 2022 (1)	488,554	506,484
Senior notes, interest at 2.60%, maturing in fiscal 2022 (1)	445,853	445,026
Senior notes, interest at 1.25%, maturing in fiscal 2023 (1)	566,767	552,391
Senior notes, interest at 3.75%, maturing in fiscal 2026 (1)	746,288	746,023
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)	991,370	990,603
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)	50,000	50,000
Senior notes, interest at 3.25%, maturing in fiscal 2028 (1)	742,526	—
Debentures, interest at 6.50%, maturing in fiscal 2029 (1)	223,822	223,716
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)	497,089	496,932
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)	248,396	244,655
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)	495,552	495,395
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)	493,981	493,897
Notes payable, capital leases, and other debt, interest averaging 6.14% and maturing at various dates to fiscal 2026 as of July 1, 2017 and 3.12% and maturing at various dates to fiscal 2025 as of July 2, 2016	104,735	170,305
Total debt	8,194,890	7,435,402
Less current maturities of long-term debt	(530,075)	(8,909)
Less notes payable	(3,938)	(89,563)
Net long-term debt	$7,660,877	$7,336,930

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

As of July 1, 2017, the principal payments required to be made during the next five fiscal years on long-term debt, excluding notes payable and commercial paper, are shown below:

Amount
(In thousands)
2018	$529,579
2019	774,138
2020	23,862
2021	762,906
2022	956,420

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2 billion. As of July 1, 2017, there were $119.7 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 52 weeks of 2017, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1.6 billion.

Senior notes offering related to repayment of commercial paper borrowings

On June 19, 2017, Sysco issued 3.25% senior notes totaling $750 million in principal amount. Sysco used the net proceeds from the offering to pay off a portion of its outstanding commercial paper borrowings. The notes are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes. Interest on the senior notes maturing in 2027 will be paid semi-annually in arrears on January 15 and July 15, commencing on January 15, 2018. At Sysco’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem the notes before the date that is three months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed that would be due if such notes matured on the applicable date described above. If Sysco elects to redeem the notes on or after the date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the notes to be redeemed. Sysco will pay accrued and unpaid interest on the notes redeemed to the redemption date.

Interest expense on redemption of senior notes related to US Foods Merger

On June 26, 2015, Sysco terminated the US Foods merger agreement, triggering the redemption of the senior notes that had been issued in contemplation of the proposed merger at a redemption price equal to 101% of the principal of the senior notes. The repayment of these senior notes in July 2015 triggered a redemption loss of $86.5 million included in interest expense for the first quarter of fiscal 2016.

At the time of the offering of notes, the company entered into interest rate swap agreements that effectively converted $500 million of senior notes maturing in fiscal 2018 and $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates. The company terminated the swaps in fiscal 2016 for proceeds of $14.5 million in connection with the redemption of these senior notes.

Interest expense for fiscal 2016 includes the following amounts from these transactions:

53-Week Period Ended Jul. 2, 2016
(In thousands)
Redemption premium payment	$50,000
Debt issuance cost write-off	28,642
Bond discount write-off	17,869
Gain on swap termination	(10,051)
Loss on extinguishment of debt	86,460
Interest expense on senior notes	8,375
Total	$94,835

As of July 1, 2017 and July 2, 2016, letters of credit outstanding were $191.3 million and $207.7 million, respectively.

12. LEASES

Sysco has obligations under capital and operating leases for certain distribution facilities, vehicles, equipment and computers.  Total rental expense under operating leases was $170.5 million, $100.0 million, and $104.3 million in fiscal 2017, 2016 and 2015, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

Aggregate minimum lease payments by fiscal year under existing long-term operating leases are as follows:

Amount
(In thousands)
2018	$96,953
2019	79,929
2020	67,010
2021	54,456
2022	45,851
Thereafter	261,017

13.  OTHER LONG-TERM LIABILITIES

The following table presents details of the company’s other long-term liabilities:

	Jul. 1, 2017	Jul. 2, 2016
	(In thousands)
Retirement Plans	$573,298	$689,310
Supplemental executive retirement plan	432,614	450,945
Self-insurance	153,144	119,689
Other	214,766	108,538
Total	$1,373,822	$1,368,482

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

Sysco’s expense related to its defined contribution plans was $141.2 million in fiscal 2017, $135.5 million in fiscal 2016, and $125.4 million in fiscal 2015.

Defined Benefit Plans

Sysco maintains various qualified pension plans (Retirement Plans) that pays benefits to participating employees at retirement, using formulas based on a participant’s years of service and compensation.  The U.S. plan is frozen for all U.S.-based salaried and non-union hourly employees, as these employees are eligible for benefits under the company’s defined contribution 401(k) plan. In connection with the Brakes Acquisition, Sysco assumed the obligations of various defined benefit pension plans that were maintained by the Brakes Group that cover certain employees, primarily in the U.K., France and Sweden; however, the U.K. defined benefit plan is frozen to plan participants. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations.

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

The company also provides certain health care benefits to eligible retirees and their dependents. These health care benefits represent Sysco’s unfunded other postretirement medical plans. The plan had benefit obligations of $13.6 million as of July 1, 2017 and $13.4 million as of July 2, 2016.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represents the funded status of a given plan.  The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below.  The caption “U.S. Pension Benefits” in the tables below includes both the Retirement Plan and the SERP.

	U.S. Pension Benefits		International Pension Benefits
	Jul. 1, 2017	Jul. 2, 2016	Jul. 1, 2017
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,284,776	$3,679,127	$400,028
Service cost	14,287	11,815	2,880
Interest cost	171,282	174,602	9,951
Amendments	925	—	(110)
Curtailments	—	—	(611)
Actuarial (gain) loss, net	(86,680)	517,070	26,528
Total disbursements (1)	(160,359)	(97,838)	(13,879)
Exchange rate changes	—	—	(4,052)
Benefit obligation at end of year	4,224,231	4,284,776	420,735
Change in plan assets:
Fair value of plan assets at beginning of year	3,115,040	3,003,128	271,821
Actual return on plan assets	333,890	52,268	1,938
Employer contribution (1)	53,091	157,482	4,530
Total disbursements (1)	(160,359)	(97,838)	(13,879)
Exchange rate changes	—	—	(5,037)
Fair value of plan assets at end of year	3,341,662	3,115,040	259,373
Funded status at end of year	$(882,569)	$(1,169,736)	$(161,362)

In order to meet a portion of its obligations under the SERP, Sysco has contributed to a rabbi trust, COLI policies on the lives of participants and interests in corporate-owned real estate assets.  These assets are not included as plan assets or in the funded status amounts in the tables above and below.  The life insurance policies on the lives of the participants had carrying values of $95.3 million as of July 1, 2017 and $97.0 million as of July 2, 2016.  Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	U.S. Pension Benefits		International Pension Benefits
	Jul. 1, 2017	Jul. 2, 2016	Jul. 1, 2017
	(In thousands)
Current accrued benefit liability (Accrued expenses)	$(30,538)	$(29,480)	$(1,477)
Non-current accrued benefit liability (Other long-term liabilities)	(852,031)	(1,140,256)	(159,886)
Net amount recognized	$(882,569)	$(1,169,736)	$(161,363)

Accumulated other comprehensive loss (income) as of July 1, 2017 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$28,630	$114	$28,744
Actuarial losses (gains)	1,521,174	(35,935)	1,485,239
Total	$1,549,804	$(35,821)	$1,513,983

Accumulated other comprehensive loss (income) as of July 2, 2016 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

U.S. Pension Benefits
(In thousands)
Prior service cost	$38,907
Actuarial losses (gains)	1,760,556
Total	$1,799,463

The accumulated benefit obligation, which does not consider any salary increases for the remaining active union employees in the U.S. Retirement Plan, for the company-sponsored defined benefit pension plans was $4.6 billion and $4.3 billion as of July 1, 2017 and July 2, 2016, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	U.S. Pension Benefits (1)		International Pension Benefits
	Jul. 1, 2017	Jul. 2, 2016	Jul. 1, 2017
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$4,213,318	$4,272,547	$413,552
Fair value of plan assets at end of year	3,341,662	3,115,040	259,373

(1)	Information under Pension Benefits as of July 1, 2017 and July 2, 2016 includes both the Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	2017		2016	2015
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	U.S. Pension Benefits
	(In thousands)
Service cost	$14,287	$2,880	$11,815	$11,263
Interest cost	171,282	9,951	174,602	171,120
Expected return on plan assets	(222,699)	(10,033)	(216,888)	(228,624)
Amortization of prior service cost	11,202	(1)	11,201	11,111
Amortization of actuarial loss	41,511	(38)	22,186	19,871
Curtailment loss	—	(611)	—	—
Net pension (benefits) costs	$15,583	$2,148	$2,916	$(15,259)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	2017		2016	2015
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	U.S. Pension Benefits
	(In thousands)
Amortization of prior service cost	$11,202	$(1)	$11,202	$11,111
Amortization of actuarial loss	41,511	(38)	22,186	19,871
Prior service cost arising in current year	(925)	110	—	(914)
Effect of exchange rates on amounts in AOCI	—	(1,269)	—	—
Actuarial (loss) gain arising in current year	197,871	(34,623)	(681,691)	(62,270)
Net pension costs	$249,659	$(35,821)	$(648,303)	$(32,202)

Amounts included in accumulated other comprehensive loss (income) as of July 1, 2017 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2018 are:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Amortization of prior service cost	$9,460	$(10)	$9,450
Amortization of actuarial losses (gains)	35,696	2	35,698
Total	$45,156	$(8)	$45,148

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $57.6 million and $157.5 million in fiscal years 2017 and 2016, respectively.  The $25 million contribution to the U.S. Retirement Plan in fiscal 2017 was voluntary, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2017.  There are no required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2018.  The company’s contributions to the SERP plan are made in the amounts needed to fund current year benefit payments.  The estimated aggregate fiscal 2018 contribution to fund benefit payments for the SERP plan is $30.5 million. The estimated fiscal 2018 contributions to fund benefit payments for the international retirement plans are $9.2 million.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
2018	$127,700	$9,169
2019	137,971	10,374
2020	147,995	11,045
2021	159,056	12,671
2022	170,078	12,965
Subsequent five years	1,005,292	84,500

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Jul. 1, 2017	Jul. 2, 2016
Discount rate — U.S. Retirement Plan	4.19%	4.07%
Discount rate — SERP	4.08	3.91
Discount rate — U.K. Retirement Plan	2.60	N/A
Rate of compensation increase — U.S. Retirement Plan	2.62	2.62
Rate of compensation increase — U.K. Retirement Plan	N/A	N/A

As benefit accruals under the SERP are frozen, future pay is not projected in the determination of the benefit obligation as of July 1, 2017 or July 2, 2016.

Weighted-average assumptions used to determine net company-sponsored pension costs for each fiscal year were:

	2017	2016	2015
Discount rate — U.S. Retirement Plan	4.07%	4.84%	4.74%
Discount rate — SERP	3.91	4.63	4.59
Discount rate — U.K. Retirement Plan	2.80	N/A	N/A
Expected rate of return — U.S. Retirement Plan	7.25	7.25	7.75
Expected rate of return — U.K. Retirement Plan	4.15	N/A	N/A
Rate of compensation increase — U.S. Retirement Plan	2.62	3.89	3.89
Rate of compensation increase — U.K. Retirement Plan	N/A	N/A	N/A

For guidance in determining the discount rate for U.S. defined benefit plans, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans.  Sysco uses an annualized corporate bond yield curve to estimate the rate at which pension benefits could effectively be settled to estimate a discount rate for the U.K. Retirement Plan. The discount rate assumption is updated annually and revised as deemed appropriate.  The discount rates to be used for the calculation of fiscal 2018 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 4.19% and 2.60%, respectively.  The discount rate to be used for the calculation of fiscal 2018 net company-sponsored benefit costs for the SERP is 4.08%.

The expected long-term rate of return on plan assets assumption for the Retirement Plans are net return on assets assumption, representing gross return on assets less plan expenses.  The expected return for the U.S. Retirement Plan is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The expected return for the U.K. Retirement Plan is derived from a long-term swap yield time horizon adjusted for the expected return based on the plan’s current asset allocation and historical results. The rate of return assumption is reviewed annually and revised as deemed appropriate.  The expected long-term rate of return to be used in the calculation of fiscal 2018 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 7.0% and 4.55%, respectively.

Plan Assets

Investment Strategy

The company’s overall strategic investment objectives for the U.S. Retirement Plan are to preserve capital for future benefit payments and to balance risk and return commensurate with ongoing changes in the valuation of plan liabilities.  Over time, the company intends to decrease the risk of the U.S. Retirement Plan’s investments in order to preserve the U.S. Retirement Plan’s funded status.  In order to accomplish these objectives, the company oversees the U.S. Retirement Plan’s investment objectives and policy design, decides proper plan asset class strategies and structures, monitors the performance of plan investment managers and investment funds and determines the proper investment allocation of pension plan contributions.  The company has created an investment structure for the U.S. Retirement Plan that takes into account the nature of the U.S. Retirement Plan’s liabilities.  This structure ensures the U.S. Retirement Plan’s investments are diversified within each asset class, in addition to being diversified across asset classes with the intent to build asset class portfolios that are structured without strategic bias for or against any subcategories within each asset class.  The company has also created a set of investment guidelines for the U.S. Retirement Plan’s investment managers to specify prohibited transactions, including borrowing of money except for real estate, private equity or hedge fund portfolios where leverage is a key component of the investment strategy and permitted in the investments’ governing documents, the purchase of securities on margin unless fully collateralized by cash or cash equivalents or short sales, pledging, mortgaging or hypothecating of any securities, except for loans of securities that are fully collateralized, market timing transactions and the direct purchase of the securities of Sysco or the investment manager.  The purchase or sale of derivatives for speculation or leverage is also prohibited; however, investment managers are allowed to use derivative securities so long as they do not increase the risk profile or leverage of the manager’s portfolio.

The U.S. Retirement Plan’s target and actual investment allocation as of July 1, 2017 is as follows:

	U.S. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
U.S. equity	24%	27%
International equity	24	22
Long duration fixed income	27	26
High yield & emerging markets	7	7
Alternative investments	18	18
		100%

Sysco’s U.S. Retirement Plan investment strategy is implemented through a combination of balanced and specialized investment managers, passive investment funds and actively managed investment funds.  U.S. equity consists of both large-cap and small-to-mid-cap securities.  Long duration fixed income investments include U.S. government and agency securities, corporate bonds from diversified industries, asset-backed securities, mortgage-backed securities, other debt securities and derivative securities.  High yield fixed income consists of below investment grade corporate debt securities and may include derivative securities.  Alternative investments may include private equity, private real estate, hedge funds, timberland, and commodities investments.  Investment funds are selected based on each fund’s stated investment strategy to align with Sysco’s overall target mix of investments.  Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate.

The primary objective for the U.K. Retirement Plan is to provide sufficient assets to pay benefits as they fall due. The Retirement Plan has a return objective that aims to achieve a return on plan assets of 2.9% in excess of the return on the liability benchmark over rolling five year periods. The liability benchmark is the portfolio of swaps that best matches the liability profile of the Retirement Plan. The investment objective includes a risk statement that allows for the active risk within the plan asset portfolio to be below 12% per year, which may fluctuate over time as the composition of the portfolio changes and the levels of risk in markets change. The Retirement Plan’s Trustee and Solvency Manager seeks to achieve the Plan’s investment objectives by investing in a suitably diversified mix of assets. The company allows the Trustee and Solvency Manager to use derivatives such as forwards, futures, swaps and options for risk management and for the efficient implementation of the investment strategy.

The company’s target and actual investment allocation as of July 1, 2017 is as follows:

	International Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Common contractual fund	75%	74%
Liability hedging assets	25	26
		100%

The U.K. plan’s investment strategy is implemented primarily through a bespoke common contractual investment fund and liability hedging assets. The pooled investment fund consists of investment types including (1) equity investments covering a range of geographies and including investment managers that hold long and short positions,  (2) credit investments including global investment grade and high yield bonds, loans and other debt and derivative securities, (3) property investments including global direct or indirect real estate holdings, (4) macro-oriented funds that seek to generate return by going long and short in a variety of markets and operate strategies which focus on markets rather than individual stocks and often use derivatives rather than physical assets, and (5) multi-strategy funds which combine a range of different credit, equity and macro-orientated ideas and dynamically allocate funds across asset classes. Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate.

As discussed above, the Retirement Plans’ investments in equities, debt instruments and alternative investments provide a range of returns and also expose the plan to investment risk.  However, the investment policies put in place by the company require diversification of plan assets across issuers, industries and countries.  As such, the Retirement Plans do not have significant concentrations of risk in plan assets.

Fair Value of Plan Assets

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price).  See Note 5, "Fair Value Measurements," for a description of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The following is a description of the valuation methodologies used for assets and liabilities held by Sysco’s Retirement Plans measured at fair value.

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

Investment funds: Represents collective trust and funds holding debt, equity, hedge funds, private equity funds, exchange-traded real estate securities, and common contractual funds which are valued at the net asset value (NAV) provided by the manager of each fund.  The NAV is calculated as the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV is based on the fair value of the underlying securities within the fund.  Non-exchange traded real estate funds are valued based on the proportionate interest held by the U.S. Retirement Plan, which is based on the valuations of the underlying real estate investments held by each fund.  Each real estate investment is valued on the basis of a discounted cash flow approach.  Inputs used include future rental receipts, expenses and residual values from a market participant view of the highest and best use of the real estate as rental property.  The private equity funds are valued based on the proportionate interest held by the U.S. Retirement Plan, which is based on the valuations of the underlying private equity investments held by each fund.  The hedge funds are valued based on the hedge funds’ proportionate share of the net assets of the underlying private investment fund as determined by the underlying private investment fund’s general partner. Indirectly held investments are valued utilizing the latest financial reports supplied by the fund’s portfolio investments.  Directly held investments are valued initially based on transaction price and are adjusted utilizing available market data and investment-specific factors, such as estimates of liquidation value, prices of recent transactions in the same or similar issuer, current operating performance and future expectations of the particular investment, changes in market outlook and the financing environment.

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

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of July 1, 2017:

	Assets Measured at Fair Value as of Jul. 1, 2017
	Level 1	Level 2	Level 3	Measured at NAV (4)	Total
	(In thousands)
Cash and cash equivalents	$2,989	$37,346	$—	$—	$40,335
U.S. equity (1)	331,946	—	—	577,626	909,572
International equity (1)	185,502	—	—	537,317	722,819
Long duration fixed income:
Corporate bonds	—	628,033	—	—	628,033
U.S. government and agency securities	—	250,940	—	—	250,940
Other (2)	—	6,220	—	—	6,220
High yield and emerging markets fixed income (3)	—	—	—	226,358	226,358
Alternative investment funds:
Hedge fund of funds (5)	—	—	—	336,812	336,812
Real estate funds (6)	—	—	—	145,208	145,208
Private equity funds (7)	—	—	—	75,365	75,365
Total investments at fair value	$520,437	$922,539	$—	$1,898,686	$3,341,662

(1)
Include direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of July 1, 2017, and there were no redemption restrictions as of July 1, 2017. Investments in the funds may be redeemed once per day.

(2)	Include foreign government and state and municipal debt securities.

(3)
There was no unfunded commitments as of July 1, 2017, and there were no redemption restrictions as of July 1, 2017. The investment may be redeemed once per day. The daily maximum withdrawal limitation is the greater of $2.0 million or 5% of the asset value.

(4)
Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(5)	There was no unfunded commitments as of July 1, 2017, and there were no redemption restrictions as of July 1, 2017. The investment may be redeemed once per quarter.

(6)
For investments in the funds listed in this category, total unfunded commitment as of July 1, 2017 was $10.0 million. Approximately 15% of the investments cannot be redeemed but the fund will make distributions through liquidation. The estimate of the liquidation period for these funds varies from 2020 to 2021. The remaining investments may be redeemed once per day or once per quarter.

(7)
Total unfunded commitment as of July 1, 2017 was $30.7 million. The investments cannot be redeemed but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2017 to 2031.

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of July 1, 2017:

	Assets Measured at Fair Value as of Jul. 1, 2017
	Level 1	Level 2	Level 3	Measured at NAV (3)	Total
	(In thousands)
Liability hedging assets:
Cash and cash equivalents	$26,992	$—	$—	$—	$26,992
U.K. government securities	—	9,327	—	—	9,327
Derivatives, net (1)	—	20,900	—	—	20,900
Pooled funds	—	10,296	—	—	10,296
Investment funds:
Common contractual fund (2)	—	—	—	191,508	191,508
Total investments at fair value	$26,992	$40,523	$—	$191,508	$259,023

(1)	Include interest rate swaps and zero coupon swaps. The fair value of asset positions totaled $47.4 million; the fair value of liability positions totaled $26.5 million.

(2)	There were $9.3 million of unfunded commitments as of July 1, 2017, and there were no redemption restrictions as of July 1, 2017. The investment may be redeemed once per week.

(3)
Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of July 2, 2016:

	Assets Measured at Fair Value as of Jul. 2, 2016
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
Alternative investment funds:
Hedge fund of funds (5)	—	—	—	309,208	309,208
Real estate funds (6)	793	—	—	162,108	162,901
Private equity funds (7)	—	—	—	63,093	63,093
Total investments at fair value	$731,529	$816,147	$—	$1,567,364	$3,115,040

(1)
Include direct investments in equity securities and within investment funds for which fair value is measured at NAV. There were no unfunded commitments as of July 2, 2016, and there were no redemption restrictions as of July 2, 2016.

(2)	Include credit default swaps, interest rate swaps and futures. The fair value of asset positions totaled $0.3 million; the fair value of liability positions totaled $0.3 million.

(3)
There was no unfunded commitments as of July 2, 2016, and there were no redemption restrictions as of July 2, 2016. The investment may be redeemed once per day. The daily maximum withdrawal limitation is the greater of $2.0 million or 5% of the asset value.

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

(6)
For investments in the funds listed in this category, total unfunded commitment as of July 2, 2016 was $10 million. Approximately 20% of the investments cannot be redeemed but the fund will make distributions through liquidation. The estimate of the liquidation period for these funds varies from 2020 to 2021. The remaining investments may be redeemed once per day or once per quarter.

(7)
Total unfunded commitments as of July 2, 2016 was $39.0 million. The investments cannot be redeemed but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2017 to 2031.

15.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco participates in several multiemployer defined benefit pension plans in the U.S. based on obligations arising under collective bargaining agreements covering union-represented employees.  Expense is recognized at the time the contribution is made. Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by employers contributing to the plan.  Approximately 13% of Sysco’s current employees in the U.S. are participants in such multiemployer plans as of July 1, 2017.

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

•
If Sysco chooses to stop participating in some of its multiemployer plans in the U.S, Sysco may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2017	2016	2015
	(In thousands)
Individually significant plans	$36,653	$33,787	$32,097
All other plans	7,898	7,260	6,047
Total contributions	$44,551	$41,047	$38,144

Sysco’s Albany operating company withdrew from the New York State Teamsters Conference Pension and Retirement Fund in the fourth quarter of fiscal 2017. As a result, a withdrawal liability of $35.6 million was accrued in the fourth quarter of 2017.

Individually Significant Plans

The information in the following tables relates to multiemployer defined benefit pension plans which Sysco has determined to be individually significant to the company.  To determine individually significant plans, the company evaluated several factors, including Sysco’s significance to the plan in terms of employees and contributions, the funded status of the plan and the size of the company’s potential withdrawal liability if it were to voluntarily withdraw from the plan.

The following table provides information about the funded status of individually significant plans:

•	The “EIN-PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN).

•
The “Pension Protection Act Zone Status” columns provide the two most recent Pension Protection Act zone statuses available from each plan.  The zone status is based on information that the company received from the plan’s administrators and is certified by each plan’s actuary.  Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The Multiemployer Protection Act of 2014 created a new zone called “critical and declining.” Plans are generally considered “critical and declining” if they are projected to become insolvent within 15 years.

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/17	As of 12/31/16	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	9/1/2018 to 1/6/2024 (1)
Teamsters Pension Trust Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Implemented	N/A	7/20/2020 (2)
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	N/A	Red (3)	Implemented	No	Withdrew in fiscal 2017
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	52-6043608-001	Yellow	Yellow	Implemented	N/A	3/1/2018
Minneapolis Food Distributing Industry Pension Plan	41-6047047-001	Green	Green	Implemented	N/A	8/6/2017

(1)
Sysco is party to 22 CBAs that require contributions to the Western Conference of Teamsters Pension Trust.  Each agreement covers anywhere from less than 1% to 9% of the total contributions Sysco is required to pay the fund.

(2)
Sysco is party to 1 CBA that require contributions to the Teamsters Pension Trust Fund of Philadelphia and Vicinity. This agreement expires July 20, 2020 and covers approximately 5% of the total Contribution Sysco is required to pay the fund.

(3)	This fund has filed a Critical and Declining Notice. Sysco withdrew from this plan in the fourth quarter of fiscal 2017.

The following table provides information about the company’s contributions to individually significant plans:

•	The “Sysco Contributions” columns provide contribution amounts based on Sysco’s fiscal years, which may not coincide with the plans’ fiscal years.

•
The “Sysco 5% of Total Plan Contributions” columns indicate whether Sysco was listed in the plan’s most recently filed Form 5500s as providing more than five percent of the total contributions to the plan, and the plan year-end is noted.

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2017	2016	2015	Year Ending 12/31/16	Year Ending 12/31/15
	(In thousands)
Western Conference of Teamsters Pension Plan	$28,145	$24,684	$23,268	No	No
Teamsters Pension Trust Fund of Philadelphia and Vicinity	3,081	2,375	2,233	No	No
N.Y. State Teamsters Conference Pension and Retirement Fund	—	1,496	1,455	No	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	2,430	2,237	2,068	Yes	No
Minneapolis Food Distributing Industry Pension Plan	2,996	2,996	3,073	Yes	Yes

For all of the plans noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

Other Postretirement Benefit Plans

In addition to the contributions to the defined benefit pension plans described above, Sysco also contributes to several multiemployer plans that provide other postretirement benefits in the U.S. and Canada based on obligations arising under collective bargaining agreements covering union-represented employees.  These plans may provide medical, pharmacy, dental, vision, mental health and other benefits to active employees and retirees as determined by the trustees of each plan.  Sysco contributed to these plans $25.8 million in fiscal 2017, $25.9 million in fiscal 2016 and $28.5 million in fiscal 2015.  There have been no significant changes that affect the comparability of fiscal 2017, fiscal 2016 and fiscal 2015 contributions.

16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2017	2016	2015
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$1,142,503	$949,622	$686,773
Denominator:
Weighted-average basic shares outstanding	543,496,816	573,057,406	592,072,308
Dilutive effect of share-based awards	5,048,211	4,334,000	4,776,726
Weighted-average diluted shares outstanding	548,545,027	577,391,406	596,849,034
Basic earnings per share	$2.10	$1.66	$1.16
Diluted earnings per share	$2.08	$1.64	$1.15

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,194,173, 3,586,927 and 2,400,000 for fiscal 2017, 2016 and 2015, respectively.

Dividends declared were $700.9 million, $695.5 million and $705.5 million in fiscal 2017, 2016 and 2015, respectively.  Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $174.9 million, $174.1 million and $178.3 million in fiscal 2017, 2016 and 2015, respectively.

17.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. Comprehensive income was $1.2 billion, $514.7 million and $406.2 million for fiscal 2017, 2016 and 2015, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$11,370	$4,366	$7,004
Amortization of actuarial loss (gain), net	Operating expenses	41,689	15,724	25,965
Total reclassification adjustments		53,059	20,090	32,969
Other comprehensive income before reclassification adjustments:
Net actuarial (loss) gain, net arising in the current year		168,498	71,215	97,283
Total other comprehensive income before reclassification adjustments		168,498	71,215	97,283
Foreign currency translation:
Foreign currency translation adjustment	N/A	(11,243)	—	(11,243)
Hedging instruments:
Reclassification adjustments:
Gains on cash flow hedges	Interest expense	11,495	4,413	7,082
Other comprehensive income before reclassification adjustments:
Change in cash flow hedge		(10,871)	(4,173)	(6,698)
Change in net investment hedge	N/A	(34,152)	(10,140)	(24,012)
Total other comprehensive income		$176,786	$81,405	$95,381

		2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$11,351	$4,359	$6,992
Amortization of actuarial loss (gain), net	Operating expenses	21,677	8,325	13,352
Total reclassification adjustments		33,028	12,684	20,344
Other comprehensive income before reclassification adjustments:
Net actuarial (loss) gain, net arising in the current year		(681,034)	(261,517)	(419,517)
Total other comprehensive income before reclassification adjustments		(681,034)	(261,517)	(419,517)
Foreign currency translation:
Foreign currency translation adjustment	N/A	(39,080)	—	(39,080)
Interest rate swaps:
Reclassification adjustments:
Gains on cash flow hedges	Interest expense	11,543	4,432	7,111
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges		(6,134)	(2,355)	(3,779)
Total other comprehensive loss		$(681,677)	$(246,756)	$(434,921)

		2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$11,279	$4,331	$6,949
Amortization of actuarial loss (gain), net	Operating expenses	19,437	7,464	11,972
Total reclassification adjustments		30,716	11,795	18,921
Other comprehensive income before reclassification adjustments
Prior service cost arising in the current year	N/A	(914)	(351)	(563)
Net actuarial loss (gain) arising in the current year	N/A	(61,221)	(23,509)	(37,712)
Total other comprehensive income before reclassification adjustments		(62,135)	(23,860)	(38,275)
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(232,185)	—	(232,185)
Interest rate swaps:
Reclassification adjustments:
Gains on cash flow hedges	Interest expense	8,305	3,189	5,116
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedge	N/A	(55,374)	(21,263)	(34,111)
Total other comprehensive loss		$(310,673)	$(30,139)	$(280,534)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swap, net of tax	Total
	(In thousands)
Balance as of June 28, 2014	$(685,957)	$134,452	$(91,158)	$(642,663)
Other comprehensive income before reclassification adjustments	(38,275)	(232,185)	(34,111)	(304,571)
Amounts reclassified from accumulated other comprehensive loss	18,921	—	5,116	24,037
Balance as of June 27, 2015	(705,311)	(97,733)	(120,153)	(923,197)
Other comprehensive income before reclassification adjustments	(419,517)	(39,080)	(3,779)	(462,376)
Amounts reclassified from accumulated other comprehensive loss	20,344	—	7,111	27,455
Balance as of July 2, 2016	(1,104,484)	(136,813)	(116,821)	(1,358,118)
Other comprehensive income before reclassification adjustments	97,283	(11,243)	(30,710)	55,330
Amounts reclassified from accumulated other comprehensive loss	32,969	—	7,082	40,051
Balance as of July 1, 2017	$(974,232)	$(148,056)	$(140,449)	$(1,262,737)

18.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock long-term incentive plans, a non-employee director plan and the Employees’ Stock Purchase Plan (ESPP).

Stock Incentive Plans

In November 2013, Sysco’s Long-term Incentive Plan (2013 Plan) was adopted and reserved up to 55,600,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 55,600,000 authorized shares, the full 55,600,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, Sysco has issued options, restricted stock units and performance share units under the 2013 Plan. Vesting requirements for awards under the 2013 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2013 Plan are and will be no greater than ten years. As of July 1, 2017, there were 32,457,613 remaining shares authorized and available for grant in total under the 2013 Plan, of which the full 32,457,613 shares may be issued as options or stock appreciation rights, or as a combination of up to 12,611,851 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of July 1, 2017. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2013 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is seven years.

In November 2009, Sysco’s 2009 Non-Employee Directors Stock Plan (2009 NED Plan) was adopted and provided for the issuance of up to 750,000 shares of Sysco common stock as share-based awards to non-employee directors. The authorized shares were granted as restricted stock, restricted stock units, elected shares or additional shares. Vesting requirements for awards under the 2009 NED Plan varied by individual grant and include either time-based vesting or vesting based on performance criteria.  As of July 1, 2017, there were no remaining shares authorized and available for grant under the 2009 NED Plan.

Performance Share Units

During fiscal 2017, 829,460 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during fiscal 2017 was $52.17. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco's earnings per share, compound annual growth rate and adjusted return on invested capital.

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

The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2017	2016	2015
Dividend yield	2.8%	3.1%	3.2%
Expected volatility	16.9%	20.4%	20.7%
Risk-free interest rate	1.4%	2.0%	2.0%
Expected life	7.2 years	7.2 years	7.3 years

The following summary presents information regarding outstanding options as of July 1, 2017 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 2, 2016	21,228,328	$34.13
Granted	4,990,396	52.43
Exercised	4,850,087	30.60
Forfeited	268,433	44.94
Expired	29,368	27.69
Outstanding as of July 1, 2017	21,070,836	$39.16	6.53	$245,657
Vested or expected to vest as of July 1, 2017	13,515,614	$42.65	7.72	$113,962
Exercisable as of July 1, 2017	7,361,568	$32.58	4.28	$130,638

The total number of employee options granted was 4,990,396, 4,367,764 and 4,497,954 in fiscal years 2017, 2016 and 2015, respectively.

During fiscal 2017, 1,529,997 and 3,460,399 options were granted to 9 executive officers and approximately 187 other key employees, respectively. During fiscal 2016, 1,495,351 and 2,872,413 options were granted to 8 executive officers and approximately 169 other key employees, respectively. During fiscal 2015, 1,286,533 and 3,211,421 options were granted to 6 executive officers and 173 other key employees, respectively.

The weighted average grant date fair value of options granted in fiscal 2017, 2016 and 2015 was $6.05, $5.99 and $5.78, respectively. The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $22.1 million, $36.1 million and $21.6 million, respectively.

Restricted Stock Units

During fiscal 2017, 2016 and 2015, restricted stock units of 631,281, 1,257,889 and 1,198,588 were granted to employees, respectively, the majority of which will vest ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the date of grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2017, 2016 and 2015 was $50.04, $42.78 and $37.59, respectively. The total fair value of restricted stock units vested during fiscal 2017, 2016 and 2015 was $46.0 million, $43.4 million and $52.5 million, respectively.

Non-Employee Director Awards

During fiscal 2017, 2016 and 2015, restricted awards of 40,498, 43,362 and 37,035 were granted to non-employee directors (NEDs), respectively, that will vest over a one-year period. NEDs may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2017, 2016 and 2015 was $53.49, $40.59 and $38.89, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2017, 2016 and 2015 was $2.0 million, $1.6 million and $1.6 million, respectively. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

NEDs may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis.  Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations. As a result of such elections, a total of 22,094, 25,185 and 23,949 shares with a weighted-average grant date fair value of $51.46, $39.31 and $38.26 per share were issued in fiscal 2017, 2016 and 2015, respectively, in the form of fully vested common stock or deferred units. The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2017, 2016 and 2015 was $1.1 million, $1.0 million and $0.9 million, respectively. Common stock shares are valued on their vesting date.  Vested deferred units are valued on their subsequent conversion and distribution date.

As of July 1, 2017, there were 112,779 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Non-vested Awards

The following summary presents information regarding outstanding non-vested awards as of July 1, 2017 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees and restricted awards granted to non-employee directors.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of July 2, 2016	2,532,721	$38.93
Granted	1,499,610	51.31
Vested	(1,264,408)	37.97
Forfeited	(124,095)	42.65
Non-vested as of July 1, 2017	2,643,828	$46.23

Employees’ Stock Purchase Plan

The Sysco ESPP permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares which may be sold pursuant to the ESPP may not exceed 79,000,000 shares, of which 8,303,783 remained available as of July 1, 2017.

During fiscal 2017, 1,103,995 shares of Sysco common stock were purchased by the participants, as compared to 1,275,765 shares purchased in fiscal 2016 and 1,243,275 shares purchased in fiscal 2015. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $7.73, $6.04 and $5.73 per share during fiscal 2017, 2016 and 2015, respectively.  The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost included in operating expenses in the consolidated results of operations was $83.9 million, $79.5 million and $73.8 million for fiscal 2017, 2016 and 2015, respectively. The total income tax benefit for share-based compensation arrangements was $30.0 million, $30.7 million and $27.4 million for fiscal 2017, 2016 and 2015, respectively.

As of July 1, 2017, there was $95.4 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 2.07 years.

Cash received from option exercises and purchases of shares under the ESPP was $204.8 million, $282.4 million and $240.2 million during fiscal 2017, 2016 and 2015, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $38.9 million, $42.5 million and $20.7 million during fiscal 2017, 2016 and 2015, respectively.

19.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2017	2016	2015
	(In thousands)
U.S.	$1,569,073	$1,225,142	$818,244
Foreign	197,157	207,865	189,903
Total	$1,766,230	$1,433,007	$1,008,147

The income tax provision / (benefit) for each fiscal year consists of the following:

	2017	2016	2015
	(In thousands)
U.S. federal income taxes	$534,266	$429,658	$285,807
State and local income taxes	69,913	34,032	(2,737)
Foreign income taxes	19,548	19,695	38,304
Total	$623,727	$483,385	$321,374

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2017	2016	2015
	(In thousands)
Current	$675,573	$389,514	$326,079
Deferred	(51,846)	93,871	(4,705)
Total	$623,727	$483,385	$321,374

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	Jul. 1, 2017	Jul. 2, 2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$194,287	$66,471
Benefit on unrecognized tax benefits	9,218	12,842
Pension	360,864	453,394
Share-based compensation	48,077	43,698
Deferred compensation	39,830	38,840
Self-insured liabilities	84,401	67,050
Receivables	30,842	41,574
Inventory	21,332	24,138
Cash flow hedge	8,748	7,421
Foreign currency remeasurement losses and currency hedge	13,221	47,632
Other	36,653	29,550
Deferred tax assets before valuation allowances	847,473	832,610
Valuation allowances	(114,151)	—
Total deferred tax assets	733,322	832,610
Deferred tax liabilities:
Excess tax depreciation and basis differences of assets	247,510	346,900
Goodwill and intangible assets	455,340	254,202
Other	49,654	51,130
Total deferred tax liabilities	752,504	652,232
Total net deferred tax assets / (liabilities)	$(19,182)	$180,378

The company’s deferred tax asset for net operating loss carryforwards as of July 1, 2017 consisted of state and foreign net operating tax loss carryforwards, whereas the deferred tax asset as of July 2, 2016 consisted primarily of state net operating tax loss carryforwards.  The state net operating loss carryforwards outstanding as of July 1, 2017 expire in fiscal years 2018 through 2036. The foreign net operating loss carryfoward periods vary by jurisdiction, from 17 years to unlimited.

The company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the company's analysis, it was concluded that as of July 1, 2017 a valuation allowance of $114.2 million should be established through acquisition accounting against the portion of the deferred tax asset attributable to net operating losses of the Brakes Group. The company will continue to monitor facts and circumstances in the reassessment of the likelihood that net operating loss carryforwards will be realized.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2017	2016	2015
U.S. statutory federal income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of any applicable federal income tax benefit	2.61	1.79	0.91
Foreign tax rate differential	(2.81)	(2.40)	(2.84)
Uncertain tax position (1)	0.01	(1.96)	—
Other	0.50	1.30	(1.19)
Effective income tax rate	35.31%	33.73%	31.88%

(1)	Uncertain tax positions are included within “Other” for fiscal 2015

The effective tax rate of 35.3% for fiscal 2017 was favorably impacted by tax credits allowed against U.S. Federal and State income tax liabilities, as well as a reduction of the statutory tax rate in certain foreign jurisdictions. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate of 33.7% for fiscal 2016 was favorably impacted by the favorable resolution of tax contingencies resulting in tax benefits of $29.6 million ($10.6 million in tax and $19.0 million in interest). Costs associated with the redemption of the senior notes that had been issued in contemplation of the proposed merger with US Foods and charges incurred from the revision to the Company’s business technology strategy resulted in lower state taxes. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate of 31.9% for fiscal 2015 was favorably impacted by lower earnings in the U.S. primarily from the termination of the US Foods merger agreement, litigation costs, merger integration planning costs and interest expense attributable to the proposed merger of $693 million for the fiscal year. These costs were attributed to the company’s U.S. earnings, which has the highest tax rate of all of the jurisdictions where it remits taxes. These losses created low levels of earnings in the U.S. and generated net operating losses in certain states, making the company’s indefinitely reinvested earnings in its foreign operations a more predominant factor in its effective tax rate because those operations have lower tax rates. Additionally, Sysco made the decision to amend a prior U.S. tax return in order to maximize a foreign tax credit as opposed to a foreign tax deduction which also created benefit in our effective tax rate.

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2017	2016
	(In thousands)
Unrecognized tax benefits at beginning of year	$24,614	$37,546
Additions for tax positions related to prior years	648	142
Reductions for tax positions related to prior years	(2,147)	(12,932)
Reductions due to settlements with taxing authorities	(6,837)	(142)
Unrecognized tax benefits at end of year	$16,278	$24,614

As of July 1, 2017, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $10.7 million. As of July 2, 2016, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $14.9 million.  The expense recorded for interest and penalties related to unrecognized tax benefits in fiscal 2017 was not material.

If Sysco were to recognize all unrecognized tax benefits recorded as of July 1, 2017, approximately $10.8 million of the $16.3 million reserve would reduce the effective tax rate. If Sysco were to recognize all unrecognized tax benefits recorded as of July 2, 2016, approximately $16.9 million of the $24.6 million reserve would reduce the effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions.  In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring.  At this time, an estimate of the range of the reasonably possible change cannot be made.

Sysco's federal tax returns for 2012 and subsequent tax years have been audited and/or have statutes of limitations that remain open for audit.  As of July 1, 2017, Sysco’s tax returns in the majority of the state and local jurisdictions and Canada are no longer subject to audit for the years before 2009.  However, in Canada, the company remains open to transfer pricing adjustments back to 2003 for some entities.  Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been accrued for any adjustments that may result from those open years.

Other

Undistributed income of certain consolidated foreign subsidiaries at July 1, 2017 amounted to $1.4 billion, for which no deferred U.S. income tax provision has been recorded because Sysco intends to indefinitely reinvest such income in those foreign operations.  An estimate of any U.S. income or foreign withholding taxes that may be applicable upon actual or deemed repatriation is not practical due to the complexities associated with the hypothetical calculation.

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

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing.  A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2021.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.  Minimum amounts committed to as of July 1, 2017 totaled approximately $1.9 billion.  Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2018	$1,590,953
2019	338,805
2020	2,863
2021	1,451

Sysco has contracts with various third-party service providers to receive information technology services.  The services have been committed for periods up to fiscal 2022 and may be extended.  As of July 1, 2017, the total remaining cost of the services over that period is expected to be approximately $445.1 million.  A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources.  Certain agreements allow adjustments for inflation.  Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time.  If Sysco were to terminate all of the services in fiscal 2018, the estimated termination fees incurred in fiscal 2018 would be approximately $70.5 million.

21.  BUSINESS SEGMENT INFORMATION

The Acquisition, combined with a change in how the chief operating decision maker assesses performance and allocates resources, resulted in a change in Sysco’s segment reporting in the first quarter of fiscal 2017. Sysco has aggregated certain of its operating companies into three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•
U.S. Foodservice Operations - primarily includes U.S. Broadline operations, custom-cut meat and seafood companies, FreshPoint (our specialty produce companies) and European Imports (a specialty import company);

•
International Foodservice Operations - primarily includes broadline operations in Canada and Europe (including the Brakes Group, which was acquired in fiscal 2017), Bahamas, Mexico, Costa Rica and Panama, as well as a company that distributes to international customers;

•	SYGMA - our customized distribution subsidiary; and

•
Other - primarily our hotel supply operations and Sysco Labs, which includes our suite of technology solutions that help support the business needs of our customers and provides support for some of our business technology needs.

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

The following tables set forth certain financial information for Sysco’s business segments. Prior year amounts have been reclassified to conform to the current year presentation and include the impact of a change in allocation between corporate and these segments that is not material but is consistent with management’s assessment of segment performance in fiscal 2017.

	Fiscal Year
	2017	2016	2015
Sales:	(In thousands)
U.S. Foodservice Operations	$37,604,698	$37,776,443	$36,098,977
International Foodservice Operations (1)	10,613,059	5,436,209	5,592,137
SYGMA	6,178,909	6,102,328	6,076,215
Other	974,473	1,051,939	913,423
Total	$55,371,139	$50,366,919	$48,680,752
Operating income:
U.S. Foodservice Operations	$2,891,612	$2,771,932	$2,493,210
International Foodservice Operations (1)	243,116	177,159	170,913
SYGMA	23,299	27,469	20,381
Other	20,279	32,586	26,596
Total segments	3,178,306	3,009,146	2,711,100
Corporate expenses	(1,125,135)	(1,158,646)	(1,481,738)
Total operating income	2,053,171	1,850,500	1,229,362
Interest expense	302,878	306,146	254,807
Other expense (income), net	(15,937)	111,347	(33,592)
Earnings before income taxes	$1,766,230	$1,433,007	$1,008,147
Depreciation and amortization:
U.S. Foodservice Operations	$266,024	$252,392	$260,021
International Foodservice Operations (1)	243,628	70,184	63,037
SYGMA	34,890	31,792	29,753
Other	10,678	12,450	9,581
Total segments	555,220	366,818	362,392
Corporate	346,772	295,892	190,629
Total	$901,992	$662,710	$553,021
Capital Expenditures:
U.S. Foodservice Operations	$194,714	$153,528	$184,567
International Foodservice Operations (1)	228,564	56,689	80,170
SYGMA	50,722	31,811	36,948
Other	13,237	20,702	4,287
Total segments	487,237	262,730	305,972
Corporate	199,141	264,616	236,858
Total	$686,378	$527,346	$542,830

	Fiscal Year
	2017	2016	2015
Assets:	(In thousands)
U.S. Foodservice Operations	$6,675,543	$6,753,056	$6,772,270
International Foodservice Operations (1)	6,433,815	2,019,406	1,915,011
SYGMA	625,653	539,639	510,626
Other	448,885	459,785	327,691
Total segments	14,183,896	9,771,886	9,525,598
Corporate	3,572,759	6,949,918	8,463,683
Total	$17,756,655	$16,721,804	$17,989,281

(1)	Amounts are impacted by changes in exchange rates used to translate foreign results into U.S. dollars.

The sales mix for the principal product categories for each fiscal year is as follows:

	Fiscal Year
	2017	2016	2015
	(In thousands)
Fresh and frozen meats	$10,605,678	$10,273,247	$10,080,290
Canned and dry products	8,695,829	8,402,230	7,999,250
Frozen fruits, vegetables, bakery and other	8,444,260	6,719,648	6,339,537
Poultry	5,873,944	5,392,933	5,189,496
Dairy products	5,610,101	5,276,991	5,199,036
Fresh produce	4,701,440	4,156,978	3,828,298
Paper and disposables	3,596,470	3,557,514	3,507,007
Seafood	3,089,350	2,541,239	2,490,523
Beverage products	2,059,453	1,849,780	1,754,944
Janitorial products	1,331,019	1,251,821	1,102,855
Equipment and smallwares	794,087	593,595	661,254
Medical supplies	569,508	350,943	528,262
Total	$55,371,139	$50,366,919	$48,680,752

Information concerning geographic areas is as follows:

	Fiscal Year
	2017	2016	2015
	(In thousands)
Sales:
United States	$44,395,765	$44,922,937	$43,146,591
Canada	4,346,894	4,486,282	4,727,742
United Kingdom	2,974,133	—	—
France	1,426,973	—	—
Other	2,227,374	957,700	806,419
Total	$55,371,139	$50,366,919	$48,680,752
Long-lived assets:
United States	$3,252,980	$3,461,505	$3,519,610
Canada	329,090	309,027	317,231
United Kingdom	303,178	—	—
France	284,611	—	—
Other	207,443	109,910	145,302
Total	$4,377,302	$3,880,442	$3,982,143

22.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.  Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees.  As of July 1, 2017, Sysco had a total of $8.2 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.

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

	Condensed Consolidating Balance Sheet
	Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$177,495	$2,988,736	$4,867,207	$—	$8,033,438
Intercompany receivables	6,559,966	—	—	(6,559,966)	—
Investment in subsidiaries	6,451,994	—	—	(6,451,994)	—
Plant and equipment, net	258,527	1,276,342	2,842,433	—	4,377,302
Other assets	151,744	418,968	4,775,203	—	5,345,915
Total assets	$13,599,726	$4,684,046	$12,484,843	$(13,011,960)	$17,756,655
Current liabilities	$2,766,831	$2,605,828	$723,227	$—	$6,095,886
Intercompany payables	—	1,642,663	4,917,303	(6,559,966)	—
Long-term debt	7,588,041	7,773	65,063	—	7,660,877
Other liabilities	863,338	103,784	568,415	—	1,535,537
Noncontrolling interest	—	—	82,839	—	82,839
Shareholders’ equity	2,381,516	323,998	6,127,996	(6,451,994)	2,381,516
Total liabilities and shareholders’ equity	$13,599,726	$4,684,046	$12,484,843	$(13,011,960)	$17,756,655

	Condensed Consolidating Balance Sheet
	Jul. 2, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$3,440,206	$3,813,524	$2,800,169	$—	$10,053,899
Intercompany receivables	1,348,425	—	749,083	(2,097,508)	—
Investment in subsidiaries	6,694,615	—	—	(6,694,615)	—
Plant and equipment, net	429,890	1,587,702	1,862,850	—	3,880,442
Other assets	213,186	642,525	1,931,752	—	2,787,463
Total assets	$12,126,322	$6,043,751	$7,343,854	$(8,792,123)	$16,721,804
Current liabilities	$621,925	$111,728	$3,700,803	$—	$4,434,456
Intercompany payables	—	2,097,508	—	(2,097,508)	—
Long-term debt	7,145,955	62,387	128,588	—	7,336,930
Other liabilities	878,834	248,493	268,097	—	1,395,424
Noncontrolling interest	—	—	75,386	—	75,386
Shareholders’ equity	3,479,608	3,523,635	3,170,980	(6,694,615)	3,479,608
Total liabilities and shareholders’ equity	$12,126,322	$6,043,751	$7,343,854	$(8,792,123)	$16,721,804

	Condensed Consolidating Statement of Comprehensive Income
	Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$27,200,744	$29,987,271	$(1,816,876)	$55,371,139
Cost of sales	—	21,912,558	24,717,950	(1,816,876)	44,813,632
Gross profit	—	5,288,186	5,269,321	—	10,557,507
Operating expenses	931,498	3,123,076	4,449,762	—	8,504,336
Operating income (loss)	(931,498)	2,165,110	819,559	—	2,053,171
Interest expense (income)	260,365	(95,687)	138,200	—	302,878
Other expense (income), net	(23,740)	(837)	8,640	—	(15,937)
Earnings (losses) before income taxes	(1,168,123)	2,261,634	672,719	—	1,766,230
Income tax (benefit) provision	(412,511)	800,537	235,701	—	623,727
Equity in earnings of subsidiaries	1,898,115	—	—	(1,898,115)	—
Net earnings	1,142,503	1,461,097	437,018	(1,898,115)	1,142,503
Other comprehensive income (loss)	95,381	—	(9,317)	9,317	95,381
Comprehensive income	$1,237,884	$1,461,097	$427,701	$(1,888,798)	$1,237,884

	Condensed Consolidating Statement of Comprehensive Income
	Jul. 2, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$33,932,334	$18,112,973	$(1,678,388)	$50,366,919
Cost of sales	—	27,485,111	15,519,724	(1,678,388)	41,326,447
Gross profit	—	6,447,223	2,593,249	—	9,040,472
Operating expenses	944,457	3,857,415	2,388,100	—	7,189,972
Operating income (loss)	(944,457)	2,589,808	205,149	—	1,850,500
Interest expense (income)	381,122	(145,852)	70,876	—	306,146
Other expense (income), net	128,777	(1,876)	(15,554)	—	111,347
Earnings (losses) before income taxes	(1,454,356)	2,737,536	149,827	—	1,433,007
Income tax (benefit) provision	(490,579)	923,416	50,548	—	483,385
Equity in earnings of subsidiaries	1,913,399	—	—	(1,913,399)	—
Net earnings	949,622	1,814,120	99,279	(1,913,399)	949,622
Other comprehensive income (loss)	(434,921)	—	(52,306)	52,306	(434,921)
Comprehensive income	$514,701	$1,814,120	$46,973	$(1,861,093)	$514,701

	Condensed Consolidating Statement of Comprehensive Income
	Jun. 27, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$32,626,221	$17,477,986	$(1,423,455)	$48,680,752
Cost of sales	—	26,572,257	14,980,434	(1,423,455)	40,129,236
Gross profit	—	6,053,964	2,497,552	—	8,551,516
Operating expenses	1,232,956	3,709,320	2,379,878	—	7,322,154
Operating income (loss)	(1,232,956)	2,344,644	117,674	—	1,229,362
Interest expense (income)	323,918	(108,233)	39,122	—	254,807
Other expense (income), net	(9,496)	(3,609)	(20,487)	—	(33,592)
Earnings (losses) before income taxes	(1,547,378)	2,456,486	99,039	—	1,008,147
Income tax (benefit) provision	(493,263)	783,066	31,571	—	321,374
Equity in earnings of subsidiaries	1,740,888	—	—	(1,740,888)	—
Net earnings	686,773	1,673,420	67,468	(1,740,888)	686,773
Other comprehensive income (loss)	(280,534)		(232,185)	232,185	(280,534)
Comprehensive income	$406,239	$1,673,420	$(164,717)	$(1,508,703)	$406,239

	Condensed Consolidating Cash Flows
	Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,472,847	$2,908,792	$557,343	$(2,762,557)	$2,176,425
Investing activities	(3,274,566)	(142,124)	(294,771)	127,000	(3,584,461)
Financing activities	(1,463,168)	(2,782,134)	(9,964)	2,635,557	(1,619,709)
Effect of exchange rates on cash	—	—	(22,104)	—	(22,104)
Net increase (decrease) in cash and cash equivalents	(3,264,887)	(15,466)	230,504	—	(3,049,849)
Cash and cash equivalents at the beginning of period	3,376,463	34,069	508,819	—	3,919,351
Cash and cash equivalents at the end of period	$111,576	$18,603	$739,323	—	$869,502

	Condensed Consolidating Cash Flows
	Jul. 2, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$990,695	$4,101,840	$767,607	$(3,927,000)	$1,933,142
Investing activities	20,094	(212,270)	(408,652)	—	(600,828)
Financing activities	(2,485,444)	(3,881,879)	35,592	3,927,000	(2,404,731)
Effect of exchange rates on cash	—	—	(138,327)	—	(138,327)
Net increase (decrease) in cash and cash equivalents	(1,474,655)	7,691	256,220	—	(1,210,744)
Cash and cash equivalents at the beginning of period	4,851,075	26,378	252,591	—	5,130,044
Cash and cash equivalents at the end of period	$3,376,420	$34,069	$508,811	—	$3,919,300

	Condensed Consolidating Cash Flows
	Jun. 27, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,019,873	$191,181	$422,884	$(78,454)	$1,555,484
Investing activities	(160,234)	(108,099)	(386,013)	—	(654,346)
Financing activities	3,832,479	(84,476)	71,105	78,454	3,897,562
Effect of exchange rates on cash	—	—	(81,702)	—	(81,702)
Net increase (decrease) in cash and cash equivalents	4,692,118	(1,394)	26,274	—	4,716,998
Cash and cash equivalents at the beginning of period	158,957	27,772	226,317	—	413,046
Cash and cash equivalents at the end of period	$4,851,075	$26,378	$252,591	—	$5,130,044

(1) Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation.

23. QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended July 1, 2017 and July 2, 2016 is set forth below:

	Fiscal 2017 Quarter Ended
	October 1	December 31	April 1	July 1	Fiscal Year
	(In thousands except for per share data)
Sales	$13,968,654	$13,457,268	$13,524,172	$14,421,045	$55,371,139
Cost of sales	11,276,735	10,885,405	10,990,037	11,661,455	44,813,632
Gross profit	2,691,919	2,571,863	2,534,135	2,759,590	10,557,507
Operating expenses	2,125,086	2,079,446	2,098,173	2,201,631	8,504,336
Operating income	566,833	492,417	435,962	557,959	2,053,171
Interest expense	73,623	72,231	81,004	76,020	302,878
Other expense (income), net	(7,216)	(2,320)	(4,815)	(1,586)	(15,937)
Earnings before income taxes	500,426	422,506	359,773	483,525	1,766,230
Income taxes	176,539	147,339	121,495	178,354	623,727
Net earnings	$323,887	$275,167	$238,278	$305,171	$1,142,503
Per share:
Basic net earnings	$0.58	$0.50	$0.44	$0.57	$2.10
Diluted net earnings	0.58	0.50	0.44	0.57	2.08
Dividends declared	0.31	0.33	0.33	0.33	1.30

	Fiscal 2016 Quarter Ended
	September 26 (1)	December 26	March 26	July 2 (2), (3)	Fiscal Year (3)
	(In thousands except for per share data)
Sales	$12,562,611	$12,153,626	$12,002,791	$13,647,891	$50,366,919
Cost of sales	10,324,616	9,996,812	9,859,966	11,145,053	41,326,447
Gross profit	2,237,995	2,156,814	2,142,825	2,502,838	9,040,472
Operating expenses	1,744,521	1,724,231	1,765,207	1,956,013	7,189,972
Operating income	493,474	432,583	377,618	546,825	1,850,500
Interest expense	126,907	47,235	57,699	74,305	306,146
Other expense (income), net	(15,240)	(7,764)	(6,952)	141,303	111,347
Earnings before income taxes	381,807	393,112	326,871	331,217	1,433,007
Income taxes	137,387	120,713	109,735	115,550	483,385
Net earnings	$244,420	$272,399	$217,136	$215,667	$949,622
Per share:
Basic net earnings	$0.41	$0.48	$0.38	$0.38	$1.66
Diluted net earnings	0.41	0.48	0.38	0.38	1.64
Dividends declared	0.30	0.31	0.31	0.31	1.23

Percentage change — 2017 vs. 2016:
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
Sales	11%	11%	13%	6%	10%
Operating income	15	14	15	2	11
Net earnings	33	1	10	42	20
Basic net earnings per share	41	4	16	50	27
Diluted net earnings per share	41	4	16	50	27

(1)	Sysco’s first quarter of fiscal 2016 included a charge for $94.8 million in interest expense related to the redemption of senior notes. See Note 11 "Debt and Other Financing Arrangements."

(2)	Sysco’s fourth quarter of fiscal 2016 includes a remeasurement loss of $101.2 million in other expense (income), net due to the remeasurement of foreign cash held by Sysco for the Brakes Acquisition.

(3)	Sysco’s fiscal year ends on the Saturday nearest to June 30th, which resulted in a 14-week quarter and 53-week year ending July 2, 2016 for fiscal 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of July 1, 2017, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level. Management’s evaluation of disclosure controls and procedures did not include the internal controls of the Brakes Group, which the company acquired on July 5, 2016. The Brakes Group's total assets represented 25.2% of Sysco’s consolidated total assets as of July 1, 2017, and sales and net earnings constituted 9.3% and 4.2%, respectively, of Sysco's consolidated sales and net earnings for the year-ended July 1, 2017. As the Acquisition occurred in the first quarter of 2017, we excluded the internal control over financial reporting of the Brakes Group entities from the scope of our assessment of the effectiveness of Sysco’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 57.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended July 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2017 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2017 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Director Compensation” and “Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2017 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2017 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2017 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.All financial statements.  See Index to Consolidated Financial Statements on page 56 of this Form 10-K.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of August 2017.

SYSCO CORPORATION
By:	/s/ WILLIAM J. DELANEY
William J. DeLaney
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ WILLIAM J. DELANEY	Chief Executive Officer
William J. DeLaney	(principal executive officer)

/s/ JOEL T. GRADE	Executive Vice President and Chief Financial Officer
Joel T. Grade	(principal financial officer)

/s/ ANITA A. ZIELINSKI	Senior Vice President and Chief Accounting Officer
Anita A. Zielinski	(principal accounting officer)

DIRECTORS:

/s/ DANIEL J. BRUTTO	/s/ BRADLEY M. HALVERSON
Daniel J. Brutto	Bradley M. Halverson

/s/ JOHN M. CASSADAY	/s/ HANS-JOACHIM KOERBER
John M. Cassaday	Hans-Joachim Koerber

/s/ JUDITH B. CRAVEN	/s/ NANCY S. NEWCOMB
Judith B. Craven	Nancy S. Newcomb

/s/ WILLIAM J. DELANEY	/s/ NELSON PELTZ
William J. DeLaney	Nelson Peltz

/s/ JOSHUA D. FRANK	/s/ EDWARD D. SHIRLEY
Joshua D. Frank	Edward D. Shirley

/s/ LARRY C. GLASSCOCK	/s/ RICHARD G. TILGHMAN
Larry C. Glasscock	Richard G. Tilghman

/s/ JONATHAN GOLDEN	/s/ JACKIE M. WARD
Jonathan Golden	Jackie M. Ward

EXHIBIT INDEX

Exhibits.

2.1	—
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
Form of Guarantee of Indebtedness of Sysco Corporation under Exhibits 4.1 through 4.6 as executed by Sysco’s U.S. Broadline subsidiaries, incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 20, 2011 (File No. 1-6544).

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
Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

10.1	—
Credit Agreement dated November 2, 2016 between Sysco Corporation, JP Morgan Chase Bank, N.A., as Administrative Agent, and certain Lenders and Guarantors party thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 7, 2016 (File No. 1-6544).

10.2	—
Issuing and Paying Agent Agreement, dated as of October 31, 2014, between Sysco Corporation and U.S. Bank National Association, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 27, 2014 filed on February 2, 2015 (File No. 1-6544).

10.3	—
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as issuer, and JPMorgan Morgan Securities LLC, as Dealer, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 27, 2014 filed on February 2, 2015(File No. 1-6544).

10.4	—
Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as issuer, and Goldman, Sachs & Co, as Dealer, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 27, 2014 filed on February 2, 2015(File No. 1-6544).

10.5#	—	Commercial Paper Dealer Agreement, dated as of January 18, 2017, between Sysco Corporation, as issuer, and Wells Fargo Securities, LLC, as Dealer.

10.6#	—	Commercial Paper Dealer Agreement, dated as of February 3, 2017, between Sysco Corporation, as issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer.

10.7	—
Demand Facility Agreement, dated as of June 30, 2011, between SFS Canada I, LP and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.8	—
Guaranty Agreement, dated as of June 30, 2011, between Sysco Corporation and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.9†	—
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

10.11†	—
Seventh Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.12†	—
Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, effective June 29, 2013, incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.13†	—
2015-1 Amendment to the Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 27, 2015 filed on August 25, 2015 (File No. 1-6544).

10.14†	—
Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.15†	—
First Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.16†	—
Second Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.17†	—
Eleventh Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.18†	—
Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, including the Amended and Restated Sysco Corporation MIP Retirement Program, attached as Appendix I, effective as of June 29, 2013, incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.19†	—
First Amendment to the Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.20†	—
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

10.22†	—	Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.23†	—
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
2016-1 Amendment to the Amended and Restated Sysco Corporation Management Savings Plan, adopted effective November 15, 2016, incorporated by reference to the Form 10-Q for the quarter ended December 31, 2016 filed on February 7, 2017 (File No. 1-6544).

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

10.29†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.30†#	—	Amendment 2017-1 to the Sysco Corporation 2013 Long-Term Incentive Plan.

10.31†	—
Form of Stock Option Grant Agreement issued to executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.32†	—
Form of Stock Option Grant Agreement (Fiscal Year 2016) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 26, 2015 filed on February 2, 2016 (File No. 1-6544).

10.33†	—
Form of Stock Option Grant Agreement (Fiscal Year 2017) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended October 1, 2016 filed on November 7, 2016 (File No. 1-6544).

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
Form of Performance Share Unit Grant Agreement (Fiscal Year 2017) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 1, 2016 filed on November 7, 2016 (File No. 1-6544).

10.37 †	—
Form of Sysco Protective Covenants Agreement (RSU Grant) issued to executive officers in connection with a Restricted Stock Unit Award Agreement issued under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.38†	—
Form of Sysco Protective Covenants Agreement, adopted August 25, 2016, issued to executive officers in connection with a Performance Share Unit Grant Agreement under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 1, 2016 filed on November 7, 2016 (File No. 1-6544).

10.39†	—
Sysco Corporation Fiscal Year 2016 Cash Performance Unit Program (Performance Period Fiscal 2016-2018) adopted effective August 20, 2015, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2015 filed on November 3, 2015 (File No. 1-6544).

10.40†	—
Sysco Corporation Fiscal 2017 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective August 25, 2016, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 1, 2016, filed on November 7, 2016 (File No. 1-6544).

10.41†	—
Description of Sysco Corporation's Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.42†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.43†	—
Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.44†	—
Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.45†	—
Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.46†	—
First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.47†	—
Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.48†	—
Third Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.49†	—
Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.50†	—
First Amendment to the Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.51†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.52†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.53†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.54†#	—	Transition and Retirement Agreement, dated July 17, 2017, between Sysco Corporation and William J. DeLaney.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—
The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended July 1, 2017 filed with the SEC on August 29, 2017, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of July 1, 2017 and July 2, 2016, (ii) Consolidated Results of Operations for  the periods ended July 1, 2017, July 2, 2016 and June 27, 2015, (iii) Consolidated Shareholders’ Equity for the periods ended July 1, 2017, July 2, 2016 and June 27, 2015, (iv) Consolidated Cash Flows for the periods ended July 1, 2017, July 2, 2016 and June 27, 2015, and (v) the Notes to Consolidated Financial Statements.

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