Form 10-Q
period 2017-09-30
SYSCO CORP
filed 2017-11-09
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

521,056,320 shares of common stock were outstanding as of October 13, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Sep. 30, 2017	Jul. 1, 2017	Oct. 1, 2016
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$909,203	$869,502	$759,898
Accounts and notes receivable, less allowances of $41,184, $31,059, and $41,246	4,333,704	4,012,393	4,191,460
Inventories, net	3,180,631	2,995,598	3,025,811
Prepaid expenses and other current assets	173,464	139,185	158,301
Income tax receivable	—	16,760	—
Total current assets	8,597,002	8,033,438	8,135,470
Plant and equipment at cost, less depreciation	4,388,299	4,377,302	4,418,524
Long-term assets
Goodwill	3,970,617	3,916,128	3,815,674
Intangibles, less amortization	1,052,704	1,037,511	1,203,888
Deferred income taxes	149,932	142,472	198,867
Other assets	260,036	249,804	252,387
Total long-term assets	5,433,289	5,345,915	5,470,816
Total assets	$18,418,590	$17,756,655	$18,024,810
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$4,513	$3,938	$6,834
Accounts payable	3,951,205	3,971,112	3,716,517
Accrued expenses	1,502,021	1,576,221	1,381,300
Accrued income taxes	148,902	14,540	252,681
Current maturities of long-term debt	533,641	530,075	9,218
Total current liabilities	6,140,282	6,095,886	5,366,550
Long-term liabilities
Long-term debt	8,426,359	7,660,877	7,843,517
Deferred income taxes	165,622	161,715	218,414
Other long-term liabilities	1,367,965	1,373,822	1,498,680
Total long-term liabilities	9,959,946	9,196,414	9,560,611
Commitments and contingencies
Noncontrolling interests	83,108	82,839	76,863
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,348,349	1,327,366	1,313,245
Retained earnings	9,638,386	9,447,755	9,159,866
Accumulated other comprehensive loss	(1,142,578)	(1,262,737)	(1,434,940)
Treasury stock at cost, 243,513,095, 235,135,699 and 216,182,601 shares	(8,374,078)	(7,896,043)	(6,782,560)
Total shareholders’ equity	2,235,254	2,381,516	3,020,786
Total liabilities and shareholders’ equity	$18,418,590	$17,756,655	$18,024,810

Note: The July 1, 2017 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended
	Sep. 30, 2017	Oct. 1, 2016
Sales	$14,650,424	$13,968,654
Cost of sales	11,856,756	11,276,735
Gross profit	2,793,668	2,691,919
Operating expenses	2,170,576	2,125,086
Operating income	623,092	566,833
Interest expense	80,884	73,623
Other expense (income), net	(4,248)	(7,216)
Earnings before income taxes	546,456	500,426
Income taxes	178,816	176,539
Net earnings	$367,640	$323,887

Net earnings:
Basic earnings per share	$0.70	$0.58
Diluted earnings per share	0.69	0.58

Average shares outstanding	527,289,675	555,437,764
Diluted shares outstanding	533,063,426	560,954,068
Dividends declared per common share	$0.33	$0.31

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 30, 2017	Oct. 1, 2016
Net earnings	$367,640	$323,887
Other comprehensive income (loss):
Foreign currency translation adjustment	121,329	(89,553)
Items presented net of tax:
Amortization of cash flow hedges	1,770	1,770
Change in net investment hedges	(12,024)	—
Change in cash flow hedges	2,203	(319)
Amortization of prior service cost	1,484	1,752
Amortization of actuarial loss, net	5,397	8,790
Prior service cost arising in current year	—	738
Total other comprehensive income (loss)	120,159	(76,822)
Comprehensive income	$487,799	$247,065

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 30, 2017	Oct. 1, 2016
Cash flows from operating activities:
Net earnings	$367,640	$323,887
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	27,955	25,127
Depreciation and amortization	179,662	211,685
Amortization of debt issuance and other debt-related costs	7,192	6,560
Deferred income taxes	(3,706)	11,374
Provision for losses on receivables	8,999	3,494
Other non-cash items	6,849	(6,829)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(294,989)	(140,031)
(Increase) in inventories	(166,992)	(149,759)
(Increase) in prepaid expenses and other current assets	(28,312)	(12,657)
(Decrease) increase in accounts payable	(57,368)	110,914
(Decrease) in accrued expenses	(83,883)	(259,698)
Increase in accrued income taxes	165,944	145,601
(Increase) in other assets	(13,616)	(17,066)
(Decrease) increase in other long-term liabilities	(32,600)	1,340
Net cash provided by operating activities	82,775	253,942
Cash flows from investing activities:
Additions to plant and equipment	(136,261)	(142,255)
Proceeds from sales of plant and equipment	1,722	4,261
Acquisition of businesses, net of cash acquired	—	(2,910,461)
Net cash used for investing activities	(134,539)	(3,048,455)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	745,100	442,777
Other debt borrowings	1,512	1,201
Other debt repayments	(5,186)	(94,935)
Debt issuance costs	(644)	(2,846)
Proceeds from stock option exercises	57,075	32,307
Treasury stock purchases	(550,098)	(600,139)
Dividends paid	(174,864)	(173,292)
Net cash provided by (used for) financing activities	72,895	(394,927)
Effect of exchange rates on cash and cash equivalents	18,570	30,038
Net increase (decrease) in cash and cash equivalents	39,701	(3,159,402)
Cash and cash equivalents at beginning of period	869,502	3,919,300
Cash and cash equivalents at end of period	$909,203	$759,898
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$72,057	$118,426
Income taxes	28,714	24,406

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 1, 2017 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the company’s fiscal 2017 Annual Report on Form 10-K.  The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows.  In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s fiscal 2017 Annual Report on Form 10-K.  Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

Reclassifications

Prior year amounts have been reclassified to conform with the current year presentation.

2. CHANGES IN ACCOUNTING

Stock Compensation

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The company elected to maintain the current policy to estimate forfeitures expected to occur to determine stock-based compensation expense. Further, the company adopted the provisions that have changed its accounting for excess tax benefits, or detriments. Excess tax benefits, or detriments, were previously included within additional paid-in capital in the consolidated balance sheet and were a part of the diluted share calculation. With the adoption of ASU 2016-09 on a prospective basis, excess tax benefits, or detriments, are included within income tax expense in the consolidated results of operations and are no longer a part of the diluted share calculation. In the first quarter of fiscal 2018, the company recognized excess tax benefits of $16.0 million from stock option exercises that occurred during the quarter.

The standard also requires several presentation changes with regard to the statement of cash flows. Cash flows related to excess tax benefits or detriments are included in net cash provided by operating activities, rather than as a financing activity. Sysco chose a retrospective application of this provision; therefore, amounts presented for fiscal 2017 reflect the guidance required by this ASU. The standard further requires that cash paid by an employer, when directly withholding shares for tax withholding purposes, should be classified as a financing activity. Retrospective application is required for this provision; however, amounts were not material for either period and, therefore, were not separately disclosed or retroactively applied.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The company elected to early adopt this ASU, as it is easier to execute.

3.  NEW ACCOUNTING STANDARDS

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, which is the first quarter of fiscal 2020 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has issued subsequent amendments to this guidance. This new standard will replace all current guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods within new fiscal years beginning after December 15, 2017, which is fiscal 2019 for Sysco, and could be early adopted in fiscal 2018. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

The company’s impact assessment of the standard is ongoing, and the company does not intend to early adopt this standard in fiscal 2018. Enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition, are required. We will continue our assessment, which may identify other impacts of the adoption of Topic 606. The company will adopt the standard in the first quarter of fiscal 2019 and preliminarily expects to use the modified retrospective method. However, our adoption method is subject to change as we continue to evaluate the impact of the standard.

4.  ACQUISITIONS

During the first 13 weeks of fiscal 2018, the company had no acquisitions. Certain prior year acquisitions involved contingent consideration that included earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved.  As of September 30, 2017, aggregate contingent consideration outstanding was $11.3 million, of which $2.1 million was recorded as earnout liabilities.

Brakes Group

On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group, pursuant to an agreement for the sale and purchase of securities in the capital of the Brakes Group, dated as of February 19, 2016 (the Purchase Agreement), by and among Sysco, entities affiliated with Bain Capital Investors, LLC, and members of management of the Brakes Group (the Brakes Acquisition). The company paid cash of $2.9 billion, net of cash acquired, for the Brakes Acquisition. Following the closing of the Brakes Acquisition, the Brakes Group became a wholly owned subsidiary of Sysco.

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

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, July 1, 2017 and October 1, 2016:

	Assets and Liabilities Measured at Fair Value as of Sep. 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$287,203	$43,191	$—	$330,394
Other current assets:
Interest rate swaps	—	223	—	223
Foreign currency forwards	—	461	—	461
Fuel swaps	—	4,743	—	4,743
Other assets:
Foreign currency swaps	—	5,912	—	5,912
Total assets at fair value	$287,203	$54,530	$—	$341,733

Liabilities:
Other current liabilities:
Foreign currency forwards	$—	$118	$—	$118
Other long-term liabilities:
Interest rate swaps	—	22,653	—	22,653
Cross-currency swaps	—	15,115	—	15,115
Foreign currency swaps	—	34,114	—	34,114
Total liabilities at fair value	$—	$72,000	$—	$72,000

	Assets and Liabilities Measured at Fair Value as of Jul. 1, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$238,954	$49,430	$—	$288,384
Other current assets:
Fuel swaps	—	717	—	717
Other assets:
Interest rate swaps	—	707	—	707
Total assets at fair value	$238,954	$50,854	$—	$289,808

Liabilities:
Other current liabilities:
Fuel swaps	$—	$6,320	$—	$6,320
Foreign currency forwards	—	154	—	154
Other long-term liabilities:
Interest rate swaps	—	21,390	—	21,390
Cross-currency swaps	—	5,816	—	5,816
Foreign currency swaps	—	12,308	—	12,308
Total liabilities at fair value	$—	$45,988	$—	$45,988

	Assets and Liabilities Measured at Fair Value as of Oct. 1, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$9,176	$43,270	$—	$52,446
Other current assets:
Foreign currency forwards	—	873	—	873
Other assets
Interest rate swap agreement	—	18,935	—	18,935
Foreign currency swaps	—	3,979	—	3,979
Total assets at fair value	$9,176	$67,057	$—	$76,233

Liabilities:
Other current liabilities:
Fuel hedges	$—	$618	$—	$618
Other long-term liabilities
Cross-currency swaps	—	3,184	—	3,184
Foreign currency swaps	—	10,695	—	10,695
Total liabilities at fair value	$—	$14,497	$—	$14,497

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a

Level 2 measurement.  The fair value of total debt was approximately $9.4 billion, $8.6 billion and $8.4 billion as of September 30, 2017, July 1, 2017 and October 1, 2016, respectively.  The carrying value of total debt was $9.0 billion, $8.2 billion and $7.8 billion as of September 30, 2017, July 1, 2017 and October 1, 2016, respectively.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk. Details of outstanding hedging instruments as of September 30, 2017 are below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value (in millions)

Hedging of interest rate risk
February 2018	U.S. Dollar	500
April 2019	U.S. Dollar	500
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500

Hedging of foreign currency risk (1)
July 2021	British Pound Sterling	234
August 2021	Euro	534
June 2023	Euro	500

Hedging of fuel risk
Various (October 2017 to August 2018)	Gallons	49

(1) Sysco’s European operations use foreign currency forward contracts to hedge against foreign exchange exposures related to inventory purchases. These are not material to Sysco’s overall hedging portfolio.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of September 30, 2017, July 1, 2017 and October 1, 2016 are as follows:

		Derivative Fair Value
	Balance Sheet location	Sep. 30, 2017	Jul. 1, 2017	Oct. 1, 2016
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$223	$707	$—
Interest rate swaps	Other assets	—	—	18,935
Interest rate swaps	Other long-term liabilities	22,653	21,390	—

Cash Flow Hedges:
Fuel swaps	Other current assets	$4,743	$717	$—
Foreign currency forwards	Other current assets	461	—	873
Fuel swaps	Other current liabilities	—	6,320	618
Foreign currency forwards	Other current liabilities	118	154	—
Cross currency swaps	Other long-term liabilities	15,115	5,816	3,184

Net Investment Hedges:
Foreign currency swaps	Other assets	$5,912	$—	$3,979
Foreign currency swaps	Other long-term liabilities	34,114	12,308	10,695

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended September 30, 2017 and October 1, 2016, presented on a pretax basis, are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		13-Week Period Ended
		Sep. 30, 2017	Oct. 1, 2016
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swaps	Interest expense	$(600)	$(3,400)
Cash Flow Hedge Relationships:
Forward starting interest rate swaps (1)	Interest expense	$(2,873)	$(2,873)
Fuel swaps	Other comprehensive income	(10,859)	—
Foreign currency forwards	Other comprehensive income	(185)	—
Cross currency swaps	Other comprehensive income	7,638	—
Net Investment Hedge Relationships:
Foreign currency swaps	Other comprehensive income	$23,376	$—

(1)	Represents amortization of losses on forward starting interest rate swap agreements that were previously settled.

For fair value hedges of interest rate risk, hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  For cash flow hedges, hedge ineffectiveness is the difference between the change in the fair value of the derivative and the change in the hedged transaction. Hedge ineffectiveness is recorded directly in earnings within interest expense for interest rate swaps, other income and expense, net for hedging of the foreign exchange risk on intercompany loans, cost of sales for foreign exchange risk on inventory purchases and operating expense for fuel hedging. All amounts were immaterial for the first quarter of fiscal 2018 and 2017. None of the instruments contain credit-risk-related contingent features.

7.  DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of September 30, 2017, there was $864.8 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 13 weeks of 2018, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from $254.5 million to approximately $1.1 billion.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 30, 2017	Oct. 1, 2016
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$367,640	$323,887
Denominator:
Weighted-average basic shares outstanding	527,289,675	555,437,764
Dilutive effect of share-based awards	5,773,751	5,516,304
Weighted-average diluted shares outstanding	533,063,426	560,954,068
Basic earnings per share	$0.70	$0.58
Diluted earnings per share	$0.69	$0.58

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 6,438,000 and 2,056,000 for the first quarter of fiscal 2018 and fiscal 2017, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $487.8 million and $247.1 million for the first quarter of fiscal 2018 and fiscal 2017, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 30, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,409	$925	$1,484
Amortization of actuarial loss (gain), net	Operating expenses	8,761	3,364	5,397
Total reclassification adjustments		11,170	4,289	6,881
Foreign currency translation:
Foreign currency translation adjustment	N/A	121,329	—	121,329
Hedging instruments:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	1,103	1,770
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges	N/A	3,406	1,203	2,203
Change in net investment hedges	N/A	(23,376)	(11,352)	(12,024)
Total other comprehensive income		$115,402	$(4,757)	$120,159

		13-Week Period Ended Oct. 1, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,844	$1,092	$1,752
Amortization of actuarial loss (gain), net	Operating expenses	12,721	3,931	8,790
Prior service cost arising in current year	Operating expenses	738	—	738
Total reclassification adjustments		16,303	5,023	11,280
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(89,553)	—	(89,553)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	1,103	1,770
Change in cash flow hedges	N/A	(319)	—	(319)
Total other comprehensive income		$(70,696)	$6,126	$(76,822)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 30, 2017
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jul. 1, 2017	$(974,232)	$(148,056)	$(140,449)	$(1,262,737)
Equity adjustment from foreign currency translation	—	121,329	—	121,329
Change in cash flow hedges	—	—	2,203	2,203
Amortization of cash flow hedges	—	—	1,770	1,770
Change in net investment hedges	—	—	(12,024)	(12,024)
Amortization of unrecognized prior service cost	1,484	—	—	1,484
Amortization of unrecognized net actuarial losses	5,397	—	—	5,397
Balance as of Sep. 30, 2017	$(967,351)	$(26,727)	$(148,500)	$(1,142,578)

	13-Week Period Ended Oct. 1, 2016
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2016	$(1,104,484)	$(136,813)	$(116,821)	$(1,358,118)
Equity adjustment from foreign currency translation	—	(89,553)	—	(89,553)
Other comprehensive income before reclassification adjustments	—	—	—	—
Amortization of cash flow hedges	—	—	1,770	1,770
Change in cash flow hedges	—	—	(319)	(319)
Prior service cost arising in current year	738	—	—	738
Amortization of unrecognized prior service cost	1,752	—	—	1,752
Amortization of unrecognized net actuarial losses	8,790	—	—	8,790
Balance as of Oct. 1, 2016	$(1,093,204)	$(226,366)	$(115,370)	$(1,434,940)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first quarter of fiscal 2018, options to purchase 4,018,653 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first quarter of fiscal 2018 was $7.08.

In the first quarter of fiscal 2018, 857,527 performance share units (PSUs) were granted to employees.  Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents.  The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant.  For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period.  The weighted average grant-date fair value per performance share unit granted during the first quarter of fiscal 2018 was $51.09.  The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco’s earnings per share compound annual growth rate and adjusted return on invested capital.

Employee Stock Purchase Plan

Plan participants purchased 280,673 shares of common stock under the Sysco ESPP during the first quarter of fiscal 2018.

The weighted average fair value per right of employee stock purchase rights issued pursuant to the ESPP was $7.55 during the first quarter of fiscal 2018.  The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $28.0 million and $25.1 million for the first quarter of fiscal 2018 and fiscal 2017, respectively.

As of September 30, 2017, there was $145.5 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.23 years.

11.  INCOME TAXES

Effective Tax Rate

Sysco’s effective tax rate is reflective of the jurisdictions where the company has operations. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rates. The effective tax rates for the first quarters of fiscal 2018 and fiscal 2017 were 32.72% and 35.28%, respectively. The lower effective tax rate for the first quarter of fiscal 2018 is primarily due to the favorable impact of the excess tax benefits of equity-based compensation that totaled $16.0 million. Sysco began recognizing these amounts within income tax expense in the first quarter of fiscal 2018 due to the adoption of ASU 2016-09.

Uncertain Tax Positions

As of September 30, 2017, the gross amount of unrecognized tax benefit and related accrued interest was $16.2 million and $11.1 million, respectively.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions challenged upon audit or because the company agrees to the disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

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

12.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sysco is engaged in various legal proceedings that have arisen but have not been fully adjudicated.  The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable.  When probable and reasonably estimable, the losses have been accrued.  Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the company.  However, the final results of legal proceedings cannot be predicted with certainty, and if the company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the company’s current estimates of the range of potential losses, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

13.  BUSINESS SEGMENT INFORMATION

The company has aggregated certain of its operating companies into three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•
U.S. Foodservice Operations - primarily includes U.S. Broadline operations, custom-cut meat and seafood companies, FreshPoint (our specialty produce companies) and European Imports (a specialty import company);

•
International Foodservice Operations - primarily includes broadline operations in Canada, Europe, Bahamas, Mexico, Costa Rica and Panama, as well as a company that distributes to international customers;

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

The following tables set forth certain financial information for Sysco’s business segments.

	13-Week Period Ended
	Sep. 30, 2017	Oct. 1, 2016
Sales:	(In thousands)
U.S. Foodservice Operations	$9,848,942	$9,481,115
International Foodservice Operations	2,903,255	2,728,360
SYGMA	1,640,671	1,504,692
Other	257,556	254,487
Total	$14,650,424	$13,968,654

	13-Week Period Ended
	Sep. 30, 2017	Oct. 1, 2016
Operating income:	(In thousands)
U.S. Foodservice Operations	$780,869	$745,231
International Foodservice Operations	76,646	79,435
SYGMA	4,845	4,908
Other	6,929	8,001
Total segments	869,289	837,575
Corporate	(246,197)	(270,742)
Total operating income	623,092	566,833
Interest expense	80,884	73,623
Other expense (income), net	(4,248)	(7,216)
Earnings before income taxes	$546,456	$500,426

	Sep. 30, 2017	Jul. 1, 2017	Oct. 1, 2016
Assets:	(In thousands)
U.S. Foodservice Operations	$7,153,312	$6,675,543	$6,988,148
International Foodservice Operations	6,607,325	6,433,815	6,410,354
SYGMA	626,589	625,653	583,106
Other	448,891	448,885	433,895
Total segments	14,836,117	14,183,896	14,415,503
Corporate	3,582,473	3,572,759	3,609,307
Total	$18,418,590	$17,756,655	$18,024,810

14.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.  Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees.  As of September 30, 2017, Sysco had a total of $9.0 billion in senior notes, debentures and commercial paper issuances outstanding that was covered by these guarantees.

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

In conjunction with the preparation of our September 30, 2017 condensed consolidating financial statements, the company identified certain wholly owned U.S. Broadline subsidiaries that are guarantors of the outstanding senior notes and debentures of Sysco Corporation but were presented within Other Non-Guarantor Subsidiaries during fiscal 2017. The fiscal 2017 Condensed Consolidating Balance Sheet and Statements of Comprehensive Income and Cash flows included herein have been revised to present such U.S. Broadline subsidiaries as guarantor subsidiaries.   The company assessed the materiality of the incorrect guarantor disclosures and concluded that the misstatement was not material to the financial statements as a whole, but have provided revised information below for the sake of consistency with the current period disclosures.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the company’s U.S. Broadline subsidiaries), and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Sep. 30, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$200,583	$4,228,854	$4,167,565	$—	$8,597,002
Intercompany receivables	4,275,051	966,873	—	(5,241,924)	—
Investment in subsidiaries	7,138,247	—	—	(7,138,247)	—
Plant and equipment, net	261,906	2,032,227	2,094,166	—	4,388,299
Other assets	151,031	514,392	4,767,866	—	5,433,289
Total assets	$12,026,818	$7,742,346	$11,029,597	$(12,380,171)	$18,418,590
Current liabilities	$360,586	$4,859,882	$919,814	$—	$6,140,282
Intercompany payables	—	—	5,241,924	(5,241,924)	—
Long-term debt	8,352,110	7,191	67,058	—	8,426,359
Other liabilities	1,078,868	20,268	434,451	—	1,533,587
Noncontrolling interest	—	—	83,108	—	83,108
Shareholders’ equity	2,235,254	2,855,005	4,283,242	(7,138,247)	2,235,254
Total liabilities and shareholders’ equity	$12,026,818	$7,742,346	$11,029,597	$(12,380,171)	$18,418,590

	Condensed Consolidating Balance Sheet
	July 1, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$177,495	$3,786,055	$4,069,888	$—	$8,033,438
Intercompany receivables	4,444,035	—	—	(4,444,035)	—
Investment in subsidiaries	6,451,994	—	—	(6,451,994)	—
Plant and equipment, net	258,527	2,039,761	2,079,014	—	4,377,302
Other assets	151,743	426,257	4,767,915	—	5,345,915
Total assets	$11,483,794	$6,252,073	$10,916,817	$(10,896,029)	$17,756,655
Current liabilities	$650,899	$3,521,661	$1,923,326	$—	$6,095,886
Intercompany payables	—	276,933	4,167,102	(4,444,035)	—
Long-term debt	7,588,041	7,776	65,060	—	7,660,877
Other liabilities	863,338	103,784	568,415	—	1,535,537
Noncontrolling interest	—	—	82,839	—	82,839
Shareholders’ equity	2,381,516	2,341,919	4,110,075	(6,451,994)	2,381,516
Total liabilities and shareholders’ equity	$11,483,794	$6,252,073	$10,916,817	$(10,896,029)	$17,756,655

	Condensed Consolidating Balance Sheet
	Oct. 1, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$226,681	$4,130,493	$3,778,296	$—	$8,135,470
Intercompany receivables	3,408,107	—		(3,408,107)
Investment in subsidiaries	7,865,699	—	—	(7,865,699)	—
Plant and equipment, net	394,254	2,032,194	1,992,076	—	4,418,524
Other assets	199,918	1,111,301	4,159,597	—	5,470,816
Total assets	$12,094,659	$7,273,988	$9,929,969	$(11,273,806)	$18,024,810
Current liabilities	$433,751	$1,708,547	$3,224,252	$—	$5,366,550
Intercompany payables	—	1,617,949	1,790,158	(3,408,107)	—
Long-term debt	7,607,826	61,663	174,028	—	7,843,517
Other liabilities	1,032,296	156,272	528,526	—	1,717,094
Noncontrolling interest	—	—	76,863	—	76,863
Shareholders’ equity	3,020,786	3,729,557	4,136,142	(7,865,699)	3,020,786
Total liabilities and shareholders’ equity	$12,094,659	$7,273,988	$9,929,969	$(11,273,806)	$18,024,810

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 30, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$9,021,657	$6,120,313	$(491,546)	$14,650,424
Cost of sales	—	7,275,423	5,072,879	(491,546)	11,856,756
Gross profit	—	1,746,234	1,047,434	—	2,793,668
Operating expenses	197,864	1,007,359	965,353	—	2,170,576
Operating income (loss)	(197,864)	738,875	82,081	—	623,092
Interest expense (income) (1)	98,996	(23,351)	5,239	—	80,884
Other expense (income), net	(3,615)	(422)	(211)	—	(4,248)
Earnings (losses) before income taxes	(293,245)	762,648	77,053	—	546,456
Income tax (benefit) provision	(95,958)	249,561	25,213	—	178,816
Equity in earnings of subsidiaries	564,927	—	—	(564,927)	—
Net earnings	367,640	513,087	51,840	(564,927)	367,640
Other comprehensive income (loss)	120,159	—	121,329	(121,329)	120,159
Comprehensive income	$487,799	$513,087	$173,169	$(686,256)	$487,799

(1) Interest expense (income) includes $27.8 million of intercompany interest income, net, for the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Statement of Comprehensive Income
	For the 52-Week Period Ended Jul. 1, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$34,325,884	$22,862,131	$(1,816,876)	$55,371,139
Cost of sales	—	27,690,469	18,940,039	(1,816,876)	44,813,632
Gross profit	—	6,635,415	3,922,092	—	10,557,507
Operating expenses	931,498	3,907,829	3,665,009	—	8,504,336
Operating income (loss)	(931,498)	2,727,586	257,083	—	2,053,171
Interest expense (income) (1)	405,030	(122,012)	19,860	—	302,878
Other expense (income), net	(23,740)	(1,116)	8,919	—	(15,937)
Earnings (losses) before income taxes	(1,312,788)	2,850,714	228,304	—	1,766,230
Income tax (benefit) provision	(463,598)	1,006,703	80,622	—	623,727
Equity in earnings of subsidiaries	1,991,693	—	—	(1,991,693)	—
Net earnings	1,142,503	1,844,011	147,682	(1,991,693)	1,142,503
Other comprehensive income (loss)	95,381	—	(9,317)	9,317	95,381
Comprehensive income	$1,237,884	$1,844,011	$138,365	$(1,982,376)	$1,237,884

(1) Interest expense (income) includes $135.9 million of intercompany interest income, net, for the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Oct. 1, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,706,151	$5,707,420	$(444,917)	$13,968,654
Cost of sales	—	7,012,713	4,708,939	(444,917)	11,276,735
Gross profit	—	1,693,438	998,481	—	2,691,919
Operating expenses	217,903	983,072	924,111	—	2,125,086
Operating income (loss)	(217,903)	710,366	74,370	—	566,833
Interest expense (income) (1)	90,158	(21,210)	4,675	—	73,623
Other expense (income), net	(14,891)	(241)	7,916	—	(7,216)
Earnings (losses) before income taxes	(293,170)	731,817	61,779	—	500,426
Income tax (benefit) provision	(103,424)	258,169	21,794	—	176,539
Equity in earnings of subsidiaries	513,633	—	—	(513,633)	—
Net earnings	323,887	473,648	39,985	(513,633)	323,887
Other comprehensive income (loss)	(76,822)	—	(89,553)	89,553	(76,822)
Comprehensive income	$247,065	$473,648	$(49,568)	$(424,080)	$247,065

(1) Interest expense (income) includes $24.8 million of intercompany interest income, net, for the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Sep. 30, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(49,085)	$76,658	$55,202	$82,775
Investing activities	(18,365)	(53,281)	(62,893)	(134,539)
Financing activities	76,568	(4,872)	1,199	72,895
Effect of exchange rates on cash	—	—	18,570	18,570
Net increase (decrease) in cash and cash equivalents	9,118	18,505	12,078	39,701
Cash and cash equivalents at the beginning of period	111,576	18,788	739,138	869,502
Cash and cash equivalents at the end of period	$120,694	$37,293	$751,216	$909,203

	Condensed Consolidating Cash Flows
	For the 52-Week Period Ended Jul. 1, 2017
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,511,881	$3,023,400	$658,229	$(2,978,000)	$2,215,510
Investing activities	(3,274,566)	(261,330)	(175,565)	127,000	(3,584,461)
Financing activities	(1,502,151)	(2,777,661)	(229,931)	2,851,000	(1,658,743)
Effect of exchange rates on cash	—	—	(22,104)	—	(22,104)
Net increase (decrease) in cash and cash equivalents	(3,264,836)	(15,591)	230,629	—	(3,049,798)
Cash and cash equivalents at the beginning of period	3,376,412	34,379	508,509	—	3,919,300
Cash and cash equivalents at the end of period	$111,576	$18,788	$739,138	$—	$869,502
(1) Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation.

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Oct. 1, 2016
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$151,435	$55,491	$47,016	$253,942
Investing activities	(3,095,842)	(48,677)	96,064	(3,048,455)
Financing activities	(301,193)	(8,894)	(84,840)	(394,927)
Effect of exchange rates on cash	—	—	30,038	30,038
Net increase (decrease) in cash and cash equivalents	(3,245,600)	(2,080)	88,278	(3,159,402)
Cash and cash equivalents at the beginning of period	3,376,412	34,379	508,509	3,919,300
Cash and cash equivalents at the end of period	$130,812	$32,299	$596,787	$759,898

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of July 1, 2017, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017 (our 2017 Form 10-K), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

Sysco’s results of operations for fiscal 2018 and 2017 are impacted by restructuring costs consisting of (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we incurred costs to convert to a modernized version of our established platform, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations, and (4) severance charges related to restructuring. In addition, fiscal 2018 results of operations are impacted by business technology costs. Our results of operations for fiscal 2018 and 2017 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2018 and 2017 that have been excluded relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition), discussed in Note 4, "Acquisitions." The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible integration costs. These fiscal 2018 and fiscal 2017 items are collectively referred to as "Certain Items."

More information on the rationale for the use of these items and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Highlights and Trends

Highlights

Sysco’s results for the first quarter of fiscal 2018 reflect a continued execution of our customer-centric strategy in a cohesive and effective manner, as our U.S. Foodservice Operations delivered favorable first quarter results that more than offset weaker performance from our International Foodservice Operations. These results largely mitigated the unfavorable near-term financial impact of multiple devastating hurricanes in several of our key markets. These results were driven by continued local case growth and sound margin management. Our operating income, net earnings and earnings per share, both including and excluding Certain Items, increased for the first quarter of fiscal 2018, as compared to the corresponding period in fiscal 2017, primarily due to these factors.

Comparisons of results from the first quarter of fiscal 2018 to the first quarter of fiscal 2017:

•	Sales:

◦	increased 4.9%, or $0.7 billion, to $14.7 billion;

•	Operating income:

◦	increased 9.9%, or $56.3 million, to $623.1 million;

◦	adjusted operating income increased 5.6%, or $35.1 million, to $661.9 million;

•	Net earnings:

◦	increased 13.5%, or $43.8 million, to $367.6 million;

◦	adjusted net earnings increased 4.9%, or $18.4 million, to $394.5 million;

•	Basic earnings per share:

◦	increased 20.7%, or $0.12, to $0.70 per share;

•	Diluted earnings per share:

◦	increased 19.0%, or $0.11, to $0.69 per share; and

◦	adjusted diluted earnings per share increased 10.4%, or $0.07, to $0.74 per share.

See “Non-GAAP Reconciliations” for an explanation of the non-GAAP financial measures listed above.

Trends

General macroeconomic conditions in the United States have improved in the past few months, which we hope will lead to increased demand for our domestic customer base. While it is difficult to isolate the impact of the extreme weather experienced in Texas and Florida in September, current market conditions in the Unites States for foodservice operators appear modestly favorable. Larger check sizes at restaurants continue to offset lower traffic counts, while consumer sentiment remains at positive levels. Conversely, economic growth in the European markets in which we operate is more muted. Our European business continues to face macroeconomic challenges, as customers are experiencing slower restaurant traffic, and there is an overall slowdown in food away from home in the United Kingdom (U.K.) In our U.K. business, food cost inflation, driven by unfavorable foreign exchange rates, is pressuring our pricing, which has impacted our volume growth and gross margins.

Our operating income and net earnings during the first quarter of fiscal 2018 have been affected by some temporary impacts of hurricanes on some of our customers, rising inflation, a challenging in-bound freight environment and reduced depreciation expense. Our U.S. Broadline operations experienced product cost inflation at a rate of 3.8% for the first quarter of fiscal 2018, which increased sales and gross profits. The pace of inflation has been greater in meat, poultry and dairy categories. The recent hurricanes resulted in lost sales and reduced productivity. We believe that the negative impact on operating income was approximately $10 million, and on earnings per share was approximately one cent. Our depreciation expense has declined, as our former Enterprise Resource Planning (ERP) system was fully depreciated by the end of fiscal 2017. We expect to see a one-time benefit of approximately $50 million in reduced depreciation expense, net. We expect to see further softness in our European operations in the second quarter of fiscal 2018, followed by a stronger second half of the year, as we align its fiscal year to our fiscal year.

In the first quarter of fiscal 2018, we prospectively adopted a new accounting standard related to improvements in share-based payment accounting. As discussed in Note 2, "Changes in Accounting," excess tax benefits, or detriments, of equity-based compensation are now recorded within income tax expense in the consolidated results of operations. In the first quarter of fiscal 2018, we recognized tax benefits that totaled $16.0 million, or three cents on a per share basis, primarily from stock option exercises that occurred during the quarter. These tax benefits are difficult to predict and depend on factors such as our stock price and option exercise activity. Absent these benefits, we expect our effective tax rate to be in the range of 35% to 36%.

In the second quarter of fiscal 2018, we acquired Kerr Pacific Corporation d/b/a HFM Foodservice (HFM), a Hawaii-based broadline distributor with approximately $290 million in annual sales. HFM has been providing quality service to Hawaii and Guam for over 50 years. Acquiring HFM provides Sysco with direct access to the growing Hawaiian market and is in clear alignment with our strategy for disciplined, profitable growth of the business. HFM will be a part of our U.S. Foodservice Operations.

In the second quarter of fiscal 2018, we acquired the remaining 50% interest in our joint venture in Costa Rica. Sysco initially acquired a 50% interest in the foodservice company in fiscal 2015.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 30, 2017	Oct. 1, 2016
Sales	100.0%	100.0%
Cost of sales	80.9	80.7
Gross profit	19.1	19.3
Operating expenses	14.8	15.2
Operating income	4.3	4.1
Interest expense	0.6	0.5
Other expense (income), net	—	(0.1)
Earnings before income taxes	3.7	3.6
Income taxes	1.2	1.3
Net earnings	2.5%	2.3%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sales	4.9%
Cost of sales	5.1
Gross profit	3.8
Operating expenses	2.1
Operating income	9.9
Interest expense	9.9
Other expense (income), net (1)	(41.1)
Earnings before income taxes	9.2
Income taxes	1.3
Net earnings	13.5%
Basic earnings per share	20.7%
Diluted earnings per share	19.0
Average shares outstanding	(5.1)
Diluted shares outstanding	(5.0)

(1) Other expense (income), net was income of $4.2 million in the first quarter of fiscal 2018 and income of $7.2 million in the first quarter of fiscal 2017.

The following represents our results by reportable segments:

	13-Week Period Ended Sep. 30, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,848,942	$2,903,255	$1,640,671	$257,556	$—	$14,650,424
Sales increase (decrease)	3.9%	6.4%	9.0%	1.2%		4.9%
Percentage of total	67.2%	19.8%	11.2%	1.8%		100.0%

Operating income	$780,869	$76,646	$4,845	$6,929	$(246,197)	$623,092
Operating income increase (decrease)	4.8%	(3.5)%	(1.3)%	(13.4)%		9.9%
Percentage of total segments	89.8%	8.8%	0.6%	0.8%		100.0%
Operating income as a percentage of sales	7.9%	2.6%	0.3%	2.7%		4.3%

	13-Week Period Ended Oct. 1, 2016
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,481,115	$2,728,360	$1,504,692	$254,487	$—	$13,968,654
Percentage of total	67.9%	19.5%	10.8%	1.8%		100.0%

Operating income	$745,231	$79,435	$4,908	$8,001	$(270,742)	$566,833
Percentage of total segments	89.0%	9.5%	0.6%	1.0%		100.0%
Operating income as a percentage of sales	7.9%	2.9%	0.3%	3.1%		4.1%

Based on information in Note 13 "Business Segment Information." in the first quarter of fiscal 2018, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 87.0% of Sysco’s overall sales. In the first quarter of fiscal 2018, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 98.9% of the total segment operating income.  This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 30, 2017	13-Week Period Ended Oct. 1, 2016	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$9,848,942	$9,481,115	$367,827	3.9%
Gross profit	1,986,283	1,913,115	73,168	3.8
Operating expenses	1,205,414	1,167,884	37,530	3.2
Operating income	$780,869	$745,231	$35,638	4.8%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales as compared to the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	0.4%	$41.2
Inflation	3.8	363.2
Other (1)	(0.3)	(36.6)
Total sales increase	3.9%	$367.8

(1) Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

Sales for the first quarter of fiscal 2018 were 3.9% higher than the first quarter of fiscal 2017. The largest drivers of the increase were the impact of product cost inflation in our U.S. Broadline operations and case volume growth from our U.S. Broadline operations, which increased 0.3% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Case growth for locally managed customers increased 2.8%. This growth was partially offset by declines in case volume for our multi-unit business, including chain restaurants and multi-locational restaurants. We have proactively managed our business in a more disciplined and profitable manner with our multi-unit customers and have begun to add new customers in the second quarter of fiscal 2018. We expect to see multi-unit growth begin in the second quarter, continuing in the second half of the year.

Operating income increased 4.8% for the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017. This increase reflects gross profit growth that exceeded our operating expense growth.

Gross profit dollars increased 3.8% in the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017. Gross margin, which is gross profit as a percentage of sales, was flat at 20.2% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. These results reflect (1) local case volume that grew at a pace greater than our multi-unit business, (2) providing the highest quality products through category management and a balanced approach to pricing with our revenue management efforts and (3) investment in our Sysco brands as part of a larger brand story revitalization effort. Our Sysco brand sales to local customers increased by approximately 82 basis points for the first quarter of fiscal 2018. The estimated change in product costs, an internal measure of inflation or deflation, for the first quarter of fiscal 2018 for our U.S. Broadline operations was inflation of 3.8%. Inflation in the first quarter of fiscal 2018 occurred primarily in the meat, poultry and dairy categories.

Operating expenses for the first quarter of fiscal 2018 increased 3.2%, or $37.5 million, compared to the first quarter of fiscal 2017.  The increases in operating expenses for the period resulted primarily from a $13.3 million increase in pay-related expenses and increased transportation expenses, along with a large favorable bad debt recovery in the prior year.  We are implementing productivity initiatives and process improvements to streamline hours, improve delivery and deliver warehouse efficiencies.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 30, 2017	13-Week Period Ended Oct. 1, 2016	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$2,903,255	$2,728,360	$174,895	6.4%
Gross profit	615,103	598,406	16,697	2.8
Operating expenses	538,457	518,971	19,486	3.8
Operating income	$76,646	$79,435	$(2,789)	(3.5)%

Gross profit	$615,103	$598,406	$16,697	2.8%
Adjusted operating expenses (Non-GAAP)	520,045	494,793	25,252	5.1
Adjusted operating income (Non-GAAP)	$95,058	$103,613	$(8,555)	(8.3)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales as compared to the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	5.6%	$153.8
Foreign currency	1.5	41.9
Other	(0.7)	(20.8)
Total sales increase	6.4%	$174.9

Sales for the first quarter of fiscal 2018 were 6.4% higher than the first quarter of fiscal 2017, primarily due to product cost inflation in Canada and Europe. We experienced sales growth in most regions of Canada, especially in major markets, for the first quarter of fiscal 2018 due to a focused approach to local customers, which has translated into accelerated local case growth. Currency translation also contributed favorably to sales growth due to favorable exchange rates used to translate our Canadian sales into U.S. dollars. In Europe, we experienced an increase in sales for the first quarter of fiscal 2018 due primarily to inflation. The U.K. continues to experience inflation due to weakness in the pound sterling, which contributed to a portion of the high food cost inflation of approximately 9% during the first quarter of fiscal 2018.

Operating income decreased by $2.8 million, or 3.5%, for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The decrease was primarily attributable to softer results in the European business due to lower gross margins and increased operating expenses. Our European business continues to face macroeconomic challenges, as customers are experiencing slower restaurant traffic, and there is an overall slowdown in food away from home in the U.K. The decrease was partially offset by improvements in our Canadian operations, which are implementing strategic initiatives from our U.S. business, such as revenue management and other differentiated customer solutions, including online ordering, while effectively managing our cost structure and improving supply chain efficiencies. Our Latin American operations experienced some weakness due to the recent earthquake in Mexico City and the transition expenses related to the addition of a large customer in Mexico. We continue to see strong growth in Costa Rica and are expanding our cash and carry operations.

Gross profit dollars increased by 2.8% in the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017, primarily attributable to local case growth in our Canadian operations. Growth in gross profit dollars was partially offset by a decline in higher margin sales to independent customers in the U.K. and case volume increases in lower margin independent and multi-unit businesses in France.

Operating expenses for the first quarter of fiscal 2018 increased 3.8%, or $19.5 million, compared to the first quarter of fiscal 2017. The increase was driven primarily by our European operations and resulted from increased transportation and depreciation expenses and investments in our transformation initiatives. Certain Items applicable to this segment include Brakes Acquisition-related costs and restructuring costs within our European and Canadian operations.

Results of SYGMA and Other Segment

For SYGMA, sales were 9.0% higher in the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017, primarily from case growth and product cost inflation. Case growth was primarily due to increased volume from existing customers. SYGMA experienced product cost inflation at a rate of 3.9% for the first quarter of fiscal 2018. Operating income decreased by $0.1 million in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017.  SYGMA’s profitability has been negatively impacted primarily by rising operating expenses attributable to higher case volumes, including an increase in pay-related expenses and fuel expenses. We are focused on implementing operational improvements that will contribute to long-term operating income growth.

For the operations that are grouped within Other, operating income decreased 13.4%, or $1.1 million, in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. These decreases are largely the result from our hotel lodging supply company.

Corporate Expenses

Corporate expenses in the first quarter of fiscal 2018 decreased $25.7 million, or 9.6%, as compared to the first quarter of fiscal 2017, due primarily to the favorable comparison of depreciation expense. During the first quarter of fiscal 2017, we incurred $45.6 million of depreciation on our previously existing ERP system, which became fully depreciated at the end of fiscal 2017. A portion of this depreciation expense was included in Certain Items during fiscal 2017. The decrease in expenses was partially offset by an increase in pay-related expenses resulting from wage increases. Corporate expenses, on an adjusted basis, decreased $10.3 million, or 4.4%, as compared to the first quarter of fiscal 2017, primarily due to lower business technology costs, partially attributable to reduced depreciation expense.

Included in corporate expenses are Certain Items that totaled $20.4 million in the first quarter of fiscal 2018 as compared to $35.8 million in the first quarter of fiscal 2017. Certain Items impacting the first quarter of fiscal 2018 were primarily expenses associated with our business technology transformation projects, Brakes integration costs, professional fees on three-year financial objectives and severance charges. Certain Items for the first quarter of fiscal 2017 primarily included $28.2 million of accelerated depreciation on our previously existing ERP system, in addition to expenses related to professional fees on three-year financial objectives and costs incurred to convert to legacy systems in conjunction with our revised business technology strategy.

Interest Expense

Interest expense increased $7.3 million for the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017, due to higher relative debt levels in the first quarter of fiscal 2018 related to senior notes that were issued in fiscal 2017 and commercial paper borrowings issued in fiscal 2018, largely due to share repurchase programs completed in fiscal 2018.

Net Earnings

Net earnings increased 13.5% in the first quarter of fiscal 2018 as compared to the first quarter of the prior year due primarily to the items noted above, as well as items impacting our income taxes that are discussed in Note 2, "Changes in Accounting" and Note 11, "Income Taxes." Adjusted net earnings increased 4.9% in the first quarter of fiscal 2018, primarily from gross profit growth and favorable expense management. Partially offsetting these increases were increased interest expense.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2018 were $0.70, a 20.7% increase from the comparable prior period amount of $0.58 per share. Diluted earnings per share in the first quarter of fiscal 2018 were $0.69, a 19.0% increase from the comparable prior period amount of $0.58 per share. Adjusted diluted earnings per share in the first quarter of fiscal 2018 were $0.74, a 10.4% increase from the comparable prior period amount of $0.67 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first quarter of fiscal 2018, including a three cent per share benefit from excess tax benefits of equity-based compensation. Hurricanes Harvey, Irma and Maria resulted in lost sales and decreased productivity. In total, we believe that the negative impact on earnings per share was approximately one cent.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2018 and 2017 are impacted by restructuring costs consisting of (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we incurred costs to convert to a modernized version of our established platform, (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations, and (4) severance charges related to restructuring. In addition, fiscal 2018 results of operations are impacted by business technology costs. Our results of operations for fiscal 2018 and 2017 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2018 and 2017 that have been excluded relate to the Brakes Acquisition.  The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. These fiscal 2018 and fiscal 2017 items are collectively referred to as "Certain Items."

Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove these Certain Items provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and facilitates comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated, and which as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

Although Sysco has a history of growth through acquisitions, the Brakes Group is significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2018 and fiscal 2017.

Set forth below is a reconciliation of operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented. Individual components of diluted earnings per share may not add to the total presented due to rounding.  Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	13-Week Period Ended Sep. 30, 2017	13-Week Period Ended Oct. 1, 2016	Change in Dollars	%/bps Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$2,170,576	$2,125,086	$45,490	2.1%
Impact of restructuring costs (1)	(19,053)	(38,285)	19,232	(50.2)
Impact of acquisition-related costs (2)	(19,745)	(21,710)	1,965	(9.1)
Operating expenses adjusted for certain items (Non-GAAP)	$2,131,778	$2,065,091	$66,687	3.2%

Operating income (GAAP)	$623,092	$566,833	$56,259	9.9%
Impact of restructuring costs (1)	19,053	38,285	(19,232)	(50.2)
Impact of acquisition-related costs (2)	19,745	21,710	(1,965)	(9.1)
Operating income adjusted for certain items (Non-GAAP)	$661,890	$626,828	$35,062	5.6%

Net earnings (GAAP)	$367,640	$323,887	$43,753	13.5%
Impact of restructuring costs (1)	19,053	38,285	(19,232)	(50.2)
Impact of acquisition-related costs (2)	19,745	21,710	(1,965)	(9.1)
Tax impact of restructuring costs (3)	(6,943)	(3,593)	(3,350)	93.2
Tax impact of acquisition-related costs (3)	(4,998)	(4,169)	(829)	19.9
Net earnings adjusted for certain items (Non-GAAP)	$394,497	$376,120	$18,377	4.9%

Diluted earnings per share (GAAP)	$0.69	$0.58	$0.11	19.0%
Impact of restructuring costs (1)	0.04	0.07	(0.03)	(42.9)
Impact of acquisition-related costs (2)	0.04	0.04	—	NM
Tax impact of restructuring costs (3)	(0.01)	(0.01)	—	NM
Tax impact of acquisition-related costs (3)	(0.01)	(0.01)	—	NM
Diluted EPS adjusted for certain items (Non-GAAP) (4)	$0.74	$0.67	$0.07	10.4%

(1) Fiscal 2018 includes $19 million related to business technology costs, professional fees on three-year financial objectives, restructuring expenses within our Brakes operations, severance charges related to restructuring and costs to convert to legacy systems in conjunction with our revised business technology strategy. Fiscal 2017 includes $28 million in accelerated depreciation associated with our revised business technology strategy and $10 million related to professional fees on three-year financial objectives, restructuring expenses within our Brakes operations, costs to convert to legacy systems in conjunction with our revised business technology strategy and severance charges related to restructuring.
(2) Fiscal 2018 and 2017 include $15 million and $19 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes and $5 million and $2 million, respectively, in integration costs.
(3) The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred. The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs.
(4) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represent that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented:

	13-Week Period Ended Sep. 30, 2017	13-Week Period Ended Oct. 1, 2016	Change in Dollars	%/bps Change
INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$538,457	$518,971	$19,486	3.8%
Impact of restructuring costs (1)	(3,898)	(4,680)	782	(16.7)
Impact of acquisition-related costs (2)	(14,514)	(19,498)	4,984	(25.6)
Operating expenses adjusted for certain items (Non-GAAP)	$520,045	$494,793	$25,252	5.1%

Operating income (GAAP)	$76,646	$79,435	$(2,789)	(3.5)%
Impact of restructuring costs (1)	3,898	4,680	(782)	(16.7)
Impact of acquisition related costs (2)	14,514	19,498	(4,984)	(25.6)
Operating income adjusted for certain items (Non-GAAP)	$95,058	$103,613	$(8,555)	(8.3)%

CORPORATE
Operating expenses (GAAP)	$242,133	$267,880	$(25,747)	(9.6)%
Impact of restructuring costs (3)	(15,154)	(33,604)	18,450	(54.9)
Impact of acquisition-related costs (4)	(5,232)	(2,212)	(3,020)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$221,747	$232,064	$(10,317)	(4.4)%

Operating income (GAAP)	$(243,284)	$(270,742)	$27,457	(10.1)%
Impact of restructuring costs (3)	15,154	33,604	(18,450)	(54.9)
Impact of acquisition-related costs (4)	5,232	2,212	3,020	NM
Operating income adjusted for certain items (Non-GAAP)	$(222,899)	$(234,925)	$12,027	(5.1)%

(1) Includes Brakes Acquisition-related restructuring charges and other severance charges related to restructuring.
(2) Fiscal 2018 and 2017 include $15 million and $19 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.
(3) Fiscal 2018 includes $15 million related to business technology costs, professional fees on three-year financial objectives, severance charges related to restructuring, and costs to convert to legacy systems in conjunction with our revised business technology strategy. Fiscal 2017 includes $28 million in accelerated depreciation associated with our revised business technology strategy and $5 million in professional fees on three-year financial objectives, costs to convert to legacy systems in conjunction with our revised business technology strategy and severance charges related to restructuring.
(4) Fiscal 2018 and 2017 include $5 million and $2 million, respectively, related to integration costs from the Brakes Acquisition.
NM represent that the percentage change is not meaningful.

Three-Year Financial Targets

Sysco management considers adjusted ROIC to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company’s long-term capital investments. In addition, we have targets and expectations that are based on adjusted results including an adjusted ROIC target of 15%. We cannot predict with certainty when we will achieve these results or whether the calculation of our ROIC in such future period will be on an adjusted basis due to the effect of Certain Items, which would be excluded from such calculation. Due to these uncertainties, to the extent our future calculation of ROIC is on an adjusted basis excluding Certain Items, we cannot provide a quantitative reconciliation of this non-GAAP measure to the most directly comparable GAAP measure without unreasonable effort. However, we would expect to calculate adjusted ROIC, if applicable, in the same manner as we have calculated this historically. All components of our adjusted ROIC calculation would be impacted by Certain Items. We calculate adjusted ROIC as adjusted net earnings divided by (i) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year.

Form of calculation:
Net earnings (GAAP)
Impact of Certain Items on net earnings
Adjusted net earnings (Non-GAAP)

Invested Capital (GAAP)
Adjustments to invested capital
Adjusted Invested capital (GAAP)

Return on investment capital (GAAP)
Return on investment capital (Non-GAAP)

Additional targets and expectations include our adjusted operating income target that we expect to achieve by the end of fiscal 2018. Due to uncertainties in projecting Certain Items, we cannot provide a quantitative reconciliation of these non-GAAP measures to the most directly comparable GAAP measures without unreasonable effort. However, we would expect to calculate these adjusted results in the same manner as the reconciliations provided for the historical periods that are presented herein. The impact of future Certain Items could cause projected non-GAAP amounts to differ significantly from our GAAP results.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first quarter of fiscal 2018 to the first quarter of fiscal 2017:

•	Cash flows from operations were $82.8 million in 2018, compared to $253.9 million in 2017;

•	Capital expenditures totaled $136.3 million in 2018, compared to $142.3 million in 2017;

•	Free cash flow was negative $51.8 million in 2018, compared to $115.9 million in 2017 (see “Non-GAAP Reconciliations” below under the heading “Free Cash Flow”);

•	Commercial paper issuances and net bank borrowings were $745.1 million in 2018, compared to $442.8 million of commercial paper issuances and bank borrowings in 2017;

•	Dividends paid were $174.9 million in 2018, compared to $173.3 million in 2017; and

•	Cash paid for treasury stock repurchases was $550.1 million in 2018, compared to $600.1 million in 2017.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position; however, our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.  Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. As of September 30, 2017, we had $909.2 million in cash and cash equivalents, approximately 76.0% of which was held by our international subsidiaries generated from our earnings of international operations.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

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

Cash Flows

Operating Activities

We generated $82.8 million in cash flows from operations in the first quarter of fiscal 2018, compared to cash flows of $253.9 million in the first quarter of fiscal 2017. This decrease of $171.2 million year-over-year was largely due to working capital, partially offset by a favorable comparison on accrued expenses and higher operating results.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a negative impact of $340.5 million on the period-over-period change in cash flow from operations. This was primarily from working capital investments in support of sales growth.

The positive comparison on accrued expenses was primarily due to a $70.8 million decrease in other accruals, such as corporate business technology accruals and earned rebate accruals. There was also a $55.5 million decrease in accrued interest and a $47.8 million decrease from incentive payments. Our annual incentive payments from the prior fiscal year are paid in the first quarter of each fiscal year. Our fiscal 2017 performance resulted in lower incentive payments, paid in the first quarter of fiscal 2018, as compared to our payments in the first quarter of fiscal 2017, that resulted from our fiscal 2016 performance.

Normally, our U.S. tax payments are greater in the second quarter than the first quarter of each fiscal year. In fiscal 2018, due to relief provided in connection with the impact of Hurricane Harvey, our tax payments will not be made until our third quarter of fiscal 2018, resulting in a one quarter deferral of approximately $300 million.

Seasonal trends also impact our cash flows from operations, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. We believe our operating cash flows for fiscal 2018 will be generally consistent with the results achieved in fiscal 2017.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2018 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment, including supply chain opportunities involving Sysco Europe. Our capital expenditures in the first quarter of fiscal 2018 were higher by $6.0 million as compared to the first quarter of fiscal 2017.

During the first quarter of fiscal 2018, we had no acquisitions.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  Our free cash flow for the first quarter of fiscal 2018 decreased by $167.7 million, to negative $51.8 million, as compared to the first quarter of fiscal 2017, principally as a result of a year-over-year increase in receivables and inventory, as well as a decrease in accounts payable.

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

	13-Week Period Ended Sep. 30, 2017	13-Week Period Ended Oct. 1, 2016
	(In thousands)
Net cash provided by operating activities (GAAP)	$82,775	$253,942
Additions to plant and equipment	(136,261)	(142,255)
Proceeds from sales of plant and equipment	1,722	4,261
Free Cash Flow (Non-GAAP)	$(51,764)	$115,948

Seasonal trends also impact our free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. We believe our free cash flow for fiscal 2018 will be generally consistent with the results achieved in fiscal 2017 and, therefore, anticipate that we will experience free cash flow growth over the remainder of the fiscal year.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $57.1 million in the first quarter of fiscal 2018, as compared to $32.3 million in the first quarter of fiscal 2017. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs.  The number of shares acquired and their cost during the first quarter of fiscal 2018 were 10.5 million shares for $550.1 million, with 11.1 million shares repurchased in the first quarter of fiscal 2017 for $600.1 million. We repurchased 1.4 million additional shares for $77.0 million through October 13, 2017. In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. This repurchase program is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans. All share repurchases in the first quarter of fiscal 2018 were done under this authorization. The number of shares we repurchase during the remainder of fiscal 2018 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash. At this time, we do not expect our repurchase activity to match the pace of repurchases that occurred in the first quarter of fiscal 2018.

Dividends paid in the first quarter of fiscal 2018 were $174.9 million, or 0.33 per share, as compared to $173.3 million, or $0.31 per share, in the first quarter of fiscal 2017.  In July 2017, we declared our regular quarterly dividend for the first quarter of fiscal 2018 of $0.33 per share, which was paid in October 2017.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 7, "Debt." Our outstanding borrowings at September 30, 2017, and repayment activity since the close of the first quarter of fiscal 2018, are disclosed within that note.  Updated amounts through October 13, 2017, include:

•	$959.8 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

During the first quarter of fiscal 2018 and 2017, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 1.40% and 0.62%, respectively.

Included in current maturities of long-term debt as of September 30, 2017 are the 5.25% senior notes totaling $500.0 million, which mature in February 2018. It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes or a combination thereof.

Contractual Obligations

Our 2017 Form 10-K contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of July 1, 2017. Since July 1, 2017, there have been no material changes to our specified contractual obligations.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations.  These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to the company-sponsored pension plans, income taxes, goodwill and intangible assets and share-based compensation, which are described in Item 7 of our 2017 Form 10-K.

In the first quarter of fiscal 2018, two reporting units within Ireland combined as a result of the integration of Sysco’s Ireland operations with the Ireland operations acquired in the Brakes Acquisition. As a result of this combination, the company performed an interim impairment test of the goodwill attributable to these reporting units. Each of the reporting units was tested separately using qualitative assessments. A quantitative test was completed for the combined reporting unit and no impairment charges were applicable.

Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss.  There was no impairment recorded as a result of assessment in the first quarter of fiscal 2018. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future, but we will continue to assess the estimates in the future based on the expectations of the combined reporting unit.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. Examples of forward-looking statements include, but are not limited to, statements about:

•	consumer confidence;

•	expectations with respect to achieving our three-year financial targets;

•	expectations regarding future fuel costs;

•	anticipated earnings growth in our for our International Foodservice Operations;

•	the impact of general economic conditions on our business and our industry, including general macroeconomic conditions in the United States;

•	changes in future depreciation expense;

•	expectations regarding our effective tax rate;

•	expectations regarding multi-unit customer growth;

•	expectations regarding the calculation of adjusted return on invested capital;

•	Sysco’s expectations regarding cash held by international subsidiaries, including our need to repatriate cash held outside of the United States in a tax-efficient manner;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	Sysco’s ability to meet future cash requirements, including the ability to access financial markets effectively, including issuances of debt securities, and maintain sufficient liquidity;

•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;

•	our expectations regarding the impact of seasonal trends on cash flow from operations and free cash flow;

•	our expectations regarding cash flow growth;

•	our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof; and

•	our expectations regarding share repurchases.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our 2017 Form 10-K:

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

•	the risk that the U.K.’s anticipated exit from the European Union, commonly referred to as Brexit, may adversely impact our operations in the U.K., including those of the Brakes Group;

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk.  For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our 2017 Form 10-K. There have been no significant changes to our market risks since July 1, 2017, except as noted below.

Interest Rate Risk

At September 30, 2017, there were $864.8 million in commercial paper issuances outstanding.  Total debt as of September 30, 2017 was $9.0 billion, of which approximately 65% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. During the first quarter of fiscal 2018 and fiscal 2017, fuel costs related to outbound deliveries represented approximately 0.5% of sales in both periods.

We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements.  As of September 30, 2017, we had diesel fuel swaps with a total notional amount of approximately 40 million gallons through June 2018.  These swaps will lock in the price of approximately 55% to 60% of our projected fuel purchase needs for fiscal 2018. Additional swaps have been entered into for hedging activity in fiscal 2019. As of September 30, 2017, we had diesel fuel swaps with a total notional amount of approximately 9 million gallons specific to fiscal 2019. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended July 1, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the first quarter of fiscal 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
July 2 - July 29	2,119,371	$50.26	2,119,371	—
Month #2
July 30 - August 26	2,514,164	51.72	2,514,164	—
Month #3
August 27 - September 30	5,905,416	53.12	5,902,593	—
Total	10,538,951	$52.21	10,536,128	—

(1) The total number of shares purchased includes 0, 0 and 2,823 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We routinely engage in share repurchase programs. In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. This repurchase program is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans. This share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.”

We repurchased 10.5 million shares during the first quarter of fiscal 2018, resulting in a remaining authorization under this program of approximately $438.3 million. We purchased 11.1 million shares in the first quarter of fiscal 2017. We purchased 1.4 million additional shares under these authorizations through October 13, 2017. The number of shares we repurchase during the remainder of fiscal 2018 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash. For the remainder of fiscal 2018, we do not expect our repurchase activity to match the pace of repurchases that occurred in the first quarter of fiscal 2018.

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

Sysco Corporation
(Registrant)

Date: November 9, 2017	By:	/s/ WILLIAM J. DELANEY
William J. DeLaney
Chief Executive Officer

Date: November 9, 2017	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: November 9, 2017	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1#†	—	Sysco Corporation Fiscal 2018 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective July 27, 2017.

10.2#†	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2018) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan.

10.3#†	—	Form of Stock Option Grant Agreement (Fiscal Year 2018) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan.

10.4†	—
Transition and Retirement Agreement dated July 17, 2017, between Sysco Corporation and William J. DeLaney, incorporated by reference to Exhibit 10.54 to Form 10-K for the year ended July 1, 2017 (File No. 1-6544).

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
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 9, 2017, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of September 30, 2017, July 1, 2017 and October 1, 2016, (ii) Consolidated Results of Operations for the thirteen week period ended September 30, 2017 and October 1, 2016, (iii) Consolidated Statements of Comprehensive Income for the thirteen week period ended September 30, 2017 and October 1, 2016, (iv) Consolidated Cash Flows for the thirteen week period ended September 30, 2017 and October 1, 2016, and (v) the Notes to Consolidated Financial Statements.

___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith