Form 10-Q
period 2017-12-30
SYSCO CORP
filed 2018-02-06
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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
Yes ☐     No ☑

521,918,747 shares of common stock were outstanding as of January 19, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Dec. 30, 2017	Jul. 1, 2017	Dec. 31, 2016
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$961,067	$869,502	$847,292
Accounts and notes receivable, less allowances of $52,588, $31,059, and $48,612	3,953,643	4,012,393	3,963,458
Inventories, net	3,174,012	2,995,598	3,031,548
Prepaid expenses and other current assets	183,446	139,185	142,319
Income tax receivable	—	16,760	26,589
Total current assets	8,272,168	8,033,438	8,011,206
Plant and equipment at cost, less depreciation	4,366,292	4,377,302	4,331,129
Long-term assets
Goodwill	4,001,020	3,916,128	3,714,355
Intangibles, less amortization	1,056,335	1,037,511	1,094,927
Deferred income taxes	92,950	142,472	193,663
Other assets	430,605	249,804	284,786
Total long-term assets	5,580,910	5,345,915	5,287,731
Total assets	$18,219,370	$17,756,655	$17,630,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$6,629	$3,938	$22,600
Accounts payable	3,745,817	3,971,112	3,549,554
Accrued expenses	1,567,362	1,576,221	1,471,195
Accrued income taxes	128,446	14,540	—
Current maturities of long-term debt	534,716	530,075	8,937
Total current liabilities	5,982,970	6,095,886	5,052,286
Long-term liabilities
Long-term debt	8,312,489	7,660,877	8,313,651
Deferred income taxes	143,794	161,715	175,795
Other long-term liabilities	1,477,991	1,373,822	1,533,390
Total long-term liabilities	9,934,274	9,196,414	10,022,836
Commitments and contingencies
Noncontrolling interests	33,524	82,839	78,905
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,361,471	1,327,366	1,320,068
Retained earnings	9,708,261	9,447,755	9,256,137
Accumulated other comprehensive loss	(1,116,028)	(1,262,737)	(1,582,596)
Treasury stock at cost, 243,764,879, 235,135,699 and 224,792,348 shares	(8,450,277)	(7,896,043)	(7,282,745)
Total shareholders’ equity	2,268,602	2,381,516	2,476,039
Total liabilities and shareholders’ equity	$18,219,370	$17,756,655	$17,630,066
Note: The July 1, 2017 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 30, 2017	Dec. 31, 2016
Sales	$14,411,490	$13,457,268	$29,061,914	$27,425,922
Cost of sales	11,712,104	10,885,405	23,568,860	22,162,140
Gross profit	2,699,386	2,571,863	5,493,054	5,263,782
Operating expenses	2,167,104	2,079,446	4,337,680	4,204,532
Operating income	532,282	492,417	1,155,374	1,059,250
Interest expense	85,986	72,231	166,870	145,854
Other expense (income), net	(5,432)	(2,320)	(9,680)	(9,536)
Earnings before income taxes	451,728	422,506	998,184	922,932
Income taxes	167,615	147,339	346,431	323,878
Net earnings	$284,113	$275,167	$651,753	$599,054

Net earnings:
Basic earnings per share	$0.55	$0.50	$1.24	$1.09
Diluted earnings per share	0.54	0.50	1.23	1.08

Average shares outstanding	521,284,182	545,132,762	524,286,931	550,285,268
Diluted shares outstanding	527,249,587	550,372,067	530,156,510	555,663,073
Dividends declared per common share	$0.36	$0.33	$0.69	$0.64

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 30, 2017	Dec. 31, 2016
Net earnings	$284,113	$275,167	$651,753	$599,054
Other comprehensive income (loss):
Foreign currency translation adjustment	19,254	(202,195)	140,584	(279,683)
Items presented net of tax:
Amortization of cash flow hedges	2,155	1,770	3,925	3,540
Change in net investment hedges	(4,153)	37,326	(16,177)	25,261
Change in cash flow hedges	917	7,873	3,118	7,554
Amortization of prior service cost	1,807	1,752	3,291	3,504
Amortization of actuarial loss, net	6,571	5,818	11,968	15,346
Total other comprehensive income (loss)	26,551	(147,656)	146,709	(224,478)
Comprehensive income	$310,664	$127,511	$798,462	$374,576

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	26-Week Period Ended
	Dec. 30, 2017	Dec. 31, 2016
Cash flows from operating activities:
Net earnings	$651,753	$599,054
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	51,612	42,758
Depreciation and amortization	370,316	448,959
Amortization of debt issuance and other debt-related costs	14,395	13,143
Deferred income taxes	37,005	(18,313)
Provision for losses on receivables	20,151	7,936
Other non-cash items	12,986	663
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Decrease in receivables	99,713	24,509
(Increase) in inventories	(133,374)	(175,184)
(Increase) decrease in prepaid expenses and other current assets	(33,484)	1,491
(Decrease) in accounts payable	(286,899)	(51,381)
(Decrease) in accrued expenses	(21,802)	(132,348)
Increase (decrease) in accrued income taxes	120,397	(116,560)
(Increase) in other assets	(29,508)	(32,751)
Increase in other long-term liabilities	59,943	27,425
Net cash provided by operating activities	933,204	639,401
Cash flows from investing activities:
Additions to plant and equipment	(258,577)	(285,692)
Proceeds from sales of plant and equipment	3,878	11,639
Acquisition of businesses, net of cash acquired	(147,644)	(2,910,461)
Net cash used for investing activities	(402,343)	(3,184,514)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	630,265	999,579
Other debt borrowings	5,465	30,939
Other debt repayments	(10,368)	(118,631)
Debt issuance costs	(651)	(5,094)
Proceeds from stock option exercises	172,298	113,921
Cash paid for shares withheld to cover taxes	(9,485)	(13,298)
Treasury stock purchases	(750,532)	(1,180,313)
Dividends paid	(346,920)	(343,385)
Net cash (used for) financing activities	(309,928)	(516,282)
Effect of exchange rates on cash and cash equivalents	23,510	(10,613)
Net increase (decrease) in cash and cash equivalents	244,443	(3,072,008)
Cash and cash equivalents at beginning of period	869,502	3,919,300
Cash and cash equivalents at end of period	$1,113,945	$847,292
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$136,279	$128,887
Income taxes	75,841	459,681

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 1, 2017 consolidated balance sheet, which was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017 (our 2017 Form 10-K). The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows.  In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2017 Form 10-K.  Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

Reclassifications

Prior year amounts have been reclassified to conform with the current year presentation.

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	Dec. 30, 2017	Dec. 31, 2016
	(In thousands)
Cash and cash equivalents	$961,067	$847,292
Restricted cash (1)	152,878	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$1,113,945	$847,292
(1) Restricted cash as of December 30, 2017 represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, formed in the second quarter of fiscal 2018, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in the consolidated balance sheet as of December 30, 2017.

2. CHANGES IN ACCOUNTING

Income Tax Accounting Implications of the Tax Cut and Jobs Act

On December 22, 2017, the United States (U.S.) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the company’s fiscal year ending June 30, 2018. The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Sysco has implemented SAB 118 and has provided required disclosures in Note 11, “Income Taxes,”

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Sysco has early adopted the standard using the modified retrospective approach to existing hedging relationships as of the second quarter of fiscal 2018, rather than in fiscal 2020 as required by the ASU. Sysco believes that an early adoption of the hedging standard will provide a better alignment between risk management activities and hedge accounting, and reduce total cost of ownership of the risk management program. All transition requirements have been applied to hedging relationships existing on the date of adoption and the effect of the adoption is reflected as of the beginning of fiscal 2018. The cumulative effect of the accounting change on the opening balance of retained earnings was immaterial to Sysco’s consolidated balance sheet. All required disclosures under ASU 2017-12 have been made in Note 6, "Derivative Financial Instruments."

Restricted Cash

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling between the beginning and ending cash balances on the statement of cash flows. We have retrospectively adopted the standard in the second quarter of fiscal 2018, which is one year earlier than required. The adoption increases the ending cash balance within our statement of cash flows by the aggregate amount of our restricted cash balances and requires a new disclosure to reconcile the cash balances within our statement of cash flows to the balance sheets. See Supplemental Cash Flow Information within Note 1, “Basis of Presentation.” There were no material restricted cash balances in prior periods, and, therefore, there is no material impact to amounts reported for prior periods due to the retrospective adoption of this ASU.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The company elected to maintain the current policy to estimate forfeitures expected to occur to determine stock-based compensation expense. Further, the company adopted the provisions that have changed its accounting for excess tax benefits, or detriments. Excess tax benefits, or detriments, were previously included within additional paid-in capital in the consolidated balance sheet and were a part of the diluted share calculation. With the adoption of ASU 2016-09 on a prospective basis, excess tax benefits, or detriments, are included within income tax expense in the consolidated results of operations and are no longer a part of the diluted share calculation. In the second quarter and the first 26 weeks of fiscal 2018, the company recognized excess tax benefits of $14.8 million and $30.8 million from stock option exercises that occurred during the respective periods.

The standard also requires several presentation changes with regard to the statement of cash flows. Cash flows related to excess tax benefits or detriments are included in net cash provided by operating activities, rather than as a financing activity. Sysco chose a retrospective application of this provision; therefore, amounts presented for fiscal 2017 reflect the guidance required by this ASU. The standard further requires that cash paid by an employer, when directly withholding shares for tax withholding purposes, should be classified as a financing activity and applied retrospectively. Cash payments of $9.5 million and $13.3 million to tax authorities in connection with shares withheld to meet statutory income tax withholding requirements are presented as a financing activity in the consolidated statement of cash flows for fiscal 2018 and fiscal 2017, respectively.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The company early adopted this ASU in the first quarter of fiscal 2018.

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

As of the end of the second quarter of fiscal 2018, the company was nearing the completion of its assessment of the accounting required under Topic 606 and is completing its documentation of these conclusions. Based on the work completed to date, Sysco does not expect that the implementation of the new standard will have a material effect on the company’s financial statements. The company will continue its assessment and will adopt the standard in the first quarter of fiscal 2019 and expects to use the modified retrospective method. Enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition, are required.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Topic 842 currently requires lessees and lessors to use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which is fiscal 2020 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

4.  ACQUISITIONS

During the first 26 weeks of fiscal 2018, the company paid cash of $147.6 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved.  As of December 30, 2017, aggregate contingent consideration outstanding was $20.2 million, of which $9.0 million was recorded as earnout liabilities.

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

The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 6, "Derivative Financial Instruments."

The following tables present the company’s assets measured at fair value on a recurring basis as of December 30, 2017, July 1, 2017 and December 31, 2016:

	Assets Measured at Fair Value as of Dec. 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$241,071	$43,191	$—	$284,262
Other assets	145,734	7,143		152,877
Total assets at fair value	$386,805	$50,334	$—	$437,139

	Assets Measured at Fair Value as of Jul. 1, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$238,954	$49,430	$—	$288,384
Total assets at fair value	$238,954	$49,430	$—	$288,384

	Assets Measured at Fair Value as of Dec. 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$11,500	$43,270	$—	$54,770
Total assets at fair value	$11,500	$43,270	$—	$54,770

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement.  The fair value of total debt was approximately $9.2 billion, $8.6 billion and $8.6 billion as of December 30, 2017, July 1, 2017 and December 31, 2016, respectively.  The carrying value of total debt was $8.9 billion, $8.2 billion and $8.3 billion as of December 30, 2017, July 1, 2017 and December 31, 2016, respectively.

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

Hedging of foreign currency risk

In fiscal 2017, Sysco entered into cross-currency swap contracts to hedge the foreign currency transaction risk of certain pound sterling-denominated intercompany loans. There are no credit-risk related contingent features associated with these swaps, which have been designated as cash flow hedges. The company has also entered into cross-currency swap contracts and Euro-bond denominated debt that hedge the foreign currency exposure of our net investment in certain foreign operations. Additionally, Sysco’s operations in the U.K. and Sweden have inventory purchases denominated in currencies other than their functional currency, such as the Euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Sysco uses certain foreign currency contracts to hedge the effects of fluctuations in exchange rates on outstanding intercompany loans. The company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loans are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net earnings.

Hedging of fuel price risk

In fiscal 2017, Sysco began utilizing fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of these hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of December 30, 2017 are below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
February 2018	U.S. Dollar	500
April 2019	U.S. Dollar	500
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500

Hedging of foreign currency risk (1)
July 2021	British Pound Sterling	234
August 2021	British Pound Sterling	466
June 2023	Euro	500

Hedging of fuel risk
Various (January 2018 to November 2018)	Gallons	44

(1) Foreign currency forward contracts used to hedge against foreign exchange exposures related to inventory purchases are not material to Sysco’s overall hedging portfolio.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 30, 2017, July 1, 2017 and December 31, 2016 are as follows:

		Derivative Fair Value
	Balance Sheet location	Dec. 30, 2017	Jul. 1, 2017	Dec. 31, 2016
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$118	$707	$—
Interest rate swaps	Other assets	—	—	1,149
Interest rate swaps	Other long-term liabilities	33,003	21,390	25,391

Cash Flow Hedges:
Fuel swaps	Other current assets	$13,678	$717	$3,950
Foreign currency forwards	Other current assets	555	—	—
Cross currency swaps	Other assets	—	—	9,027
Fuel swaps	Other current liabilities	—	6,320	—
Foreign currency forwards	Other current liabilities	351	154	1,048
Cross currency swaps	Other long-term liabilities	21,310	5,816	—

Net Investment Hedges:
Foreign currency swaps	Other assets	$7,822	$—	$28,395
Foreign currency swaps	Other long-term liabilities	48,087	12,308	15,915
Foreign denominated debt	Long-term debt	600,050	571,450	525,950

The location and amount of gains or losses recognized in the consolidated results of operations for fair value and cash flow hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 30, 2017
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$11,712,104	$2,167,104	$85,986
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(7,515)
Derivatives designated as hedging instruments	—	—	(9,942)
Gain or (loss) on cash flow hedging relationships:
Fuel swaps:
Gain or (loss) reclassified from AOCI into income	$—	$1,814	$—
Foreign currency contracts:
Gain or (loss) reclassified from AOCI into income	$525	$—	$—
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income (2)	$—	$—	$(2,873)

(1) The hedged total includes interest expense of $17,078 and change in fair value of debt of $9,563.

(2) Losses reclassified from AOCI into income represent amortization of losses on forward starting interest rate swap agreements that were previously settled.

	26-Week Period Ended Dec. 30, 2017
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$23,568,860	$4,337,680	$166,870
Gain or (loss) on fair value hedging relationships:
Interest contracts:
Hedged items (1)	$—	$—	$(22,745)
Derivatives designated as hedging instruments	—	—	(10,989)
Gain or (loss) on cash flow hedging relationships:
Fuel swaps:
Gain or (loss) reclassified from AOCI into income	$—	$1,658	$—
Foreign currency contracts:
Gain or (loss) reclassified from AOCI into income	$834	$—	$—
Interest contracts:
Gain or (loss) reclassified from AOCI into income (2)	$—	$—	$(5,746)

(1) The hedged total includes interest expense of $34,156 and change in fair value of debt of $11,411.

(2) Losses reclassified from AOCI into income represent amortization of losses on forward starting interest rate swap agreements that were previously settled.

The location and effect of derivatives not designated as hedging instruments on the consolidated results of operations for the 13-week period ended December 30, 2017, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 30, 2017
	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:	(In thousands)
Foreign currency contracts	Other expense (income)	$(2,516)

The location and effect of derivatives not designated as hedging instruments on the consolidated results of operations for the 26-week period ended December 30, 2017, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 30, 2017
	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:	(In thousands)
Foreign currency contracts	Other expense (income)	$(2,280)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week period ended December 30, 2017, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 30, 2017
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$8,505	Operating income	$1,814
Foreign currency contracts	6,331	Cost of goods sold	525
Total	$14,836		$2,339

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(12,063)	Other expense (income)	$—
Foreign denominated debt	(9,450)	Other expense (income)	—
Total	$(21,513)		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 26-week period ended December 30, 2017, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 30, 2017
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$19,706	Operating income	$1,658
Foreign currency contracts	(15,462)	Cost of goods sold	834
Total	$4,244		$2,492

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(27,957)	Other expense (income)	$—
Foreign denominated debt	(28,600)	Other expense (income)	—
Total	$(56,557)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of December 30, 2017 are as follows:

	Dec. 30, 2017	Dec. 30, 2017
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,960)	$—
Long-term debt	(1,747,194)	18,282

As of December 30, 2017, the total notional amount of Sysco’s pay-fixed/receivable-variable interest rate swaps was $2.3 billion.

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week period ending December 30, 2017, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 30, 2017
	Location of (Gain) or Loss Recognized (1)	Amount of (Gain) or Loss Recognized
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements (1)	Interest expense	$379

(1) The effect of derivative instruments and related hedged items that are recorded in other comprehensive income (loss) are disclosed in Note 9, “Other Comprehensive Income.”

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 26-week period ending December 30, 2017, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 30, 2017
	Location of (Gain) or Loss Recognized (1)	Amount of (Gain) or Loss Recognized
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements (1)	Interest expense	$(422)

(1) The effect of derivative instruments and related hedged items that are recorded in other comprehensive income (loss) are disclosed in Note 9, “Other Comprehensive Income.”

7.  DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of December 30, 2017, there was $750.0 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 26 weeks of 2018, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from $254.5 million to approximately $1.2 billion.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 30, 2017	Dec. 31, 2016
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$284,113	$275,167	$651,753	$599,054
Denominator:
Weighted-average basic shares outstanding	521,284,182	545,132,762	524,286,931	550,285,268
Dilutive effect of share-based awards	5,965,405	5,239,305	5,869,579	5,377,805
Weighted-average diluted shares outstanding	527,249,587	550,372,067	530,156,510	555,663,073
Basic earnings per share	$0.55	$0.50	$1.24	$1.09
Diluted earnings per share	$0.54	$0.50	$1.23	$1.08

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,749,000 and 4,900,000 for the second quarter of fiscal 2018 and fiscal 2017, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,594,000 and 3,500,000 for the first 26 weeks of fiscal 2018 and fiscal 2017, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $310.7 million and $127.5 million for the second quarter of fiscal 2018 and fiscal 2017, respectively. Comprehensive income was $798.5 million and $374.6 million for the first 26 weeks of fiscal 2018 and fiscal 2017, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 30, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,409	$602	$1,807
Amortization of actuarial loss (gain), net	Operating expenses	8,761	2,190	6,571
Total reclassification adjustments		11,170	2,792	8,378
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	19,254	—	19,254
Hedging instruments:
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges	N/A	2,944	2,027	917
Change in net investment hedges	N/A	(6,543)	(2,390)	(4,153)
Total other comprehensive income before reclassification adjustments		(3,599)	(363)	(3,236)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive income		$29,698	$3,147	$26,551

		13-Week Period Ended Dec. 31, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,844	$1,092	$1,752
Amortization of actuarial loss (gain), net	Operating expenses	9,749	3,931	5,818
Total reclassification adjustments		12,593	5,023	7,570
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(202,195)	—	(202,195)
Hedging instruments:
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges	Interest expense	12,058	4,185	7,873
Change in net investment hedges	N/A	55,445	18,119	37,326
Total other comprehensive income before reclassification adjustments		67,503	22,304	45,199
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	1,103	1,770
Total other comprehensive income		$(119,226)	$28,430	$(147,656)

		26-Week Period Ended Dec. 30, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$4,818	$1,527	$3,291
Amortization of actuarial loss (gain), net	Operating expenses	17,522	5,554	11,968
Total reclassification adjustments		22,340	7,081	15,259
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	140,584	—	140,584
Hedging instruments:
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges	N/A	6,350	3,232	3,118
Change in net investment hedge	N/A	(29,919)	(13,741)	(16,177)
Change in fuel hedge	N/A	—		—
Total other comprehensive income before reclassification adjustments		(23,569)	(10,509)	(13,059)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,746	1,821	3,925
Total other comprehensive income		$145,101	$(1,607)	$146,709

		26-Week Period Ended Dec. 31, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$5,688	$2,184	$3,504
Amortization of actuarial loss (gain), net	Operating expenses	23,208	7,862	15,346
Total reclassification adjustments		28,896	10,046	18,850
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(279,683)	—	(279,683)
Hedging instruments:
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges	Interest expense	11,739	4,185	7,554
Change in net investment hedge	N/A	43,380	18,119	25,261
Total other comprehensive income before reclassification adjustments		55,119	22,304	32,815
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,746	2,206	3,540
Total other comprehensive income		$(189,922)	$34,556	$(224,478)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Dec. 30, 2017
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jul. 1, 2017	$(974,232)	$(148,056)	$(140,449)	$(1,262,737)
Equity adjustment from foreign currency translation	—	140,584		140,584
Amortization of cash flow hedges	—	—	3,925	3,925
Change in net investment hedges	—	—	(16,177)	(16,177)
Change in cash flow hedge	—	—	3,118	3,118
Amortization of unrecognized prior service cost	3,291	—	—	3,291
Amortization of unrecognized net actuarial losses	11,968	—	—	11,968
Balance as of Dec. 30, 2017	$(958,973)	$(7,472)	$(149,583)	$(1,116,028)

	26-Week Period Ended Dec. 31, 2016
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2016	$(1,104,484)	$(136,813)	$(116,821)	$(1,358,118)
Equity adjustment from foreign currency translation	—	(279,683)		(279,683)
Amortization of cash flow hedges	—	—	3,540	3,540
Change in cash flow hedges	—	—	7,554	7,554
Change in net investment hedges	—	—	25,261	25,261
Amortization of unrecognized prior service cost	3,504	—	—	3,504
Amortization of unrecognized net actuarial losses	15,346	—	—	15,346
Balance as of Dec. 31, 2016	$(1,085,634)	$(416,496)	$(80,466)	$(1,582,596)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 26 weeks of fiscal 2018, options to purchase 4,042,415 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2018 was $7.08.

In the first 26 weeks of fiscal 2018, 867,619 performance share units (PSUs) were granted to employees.  Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents.  The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant.  For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period.  The weighted average grant-date fair value per performance share unit granted during the first 26 weeks of fiscal 2018 was $51.10.  The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco’s earnings per share compound annual growth rate and adjusted return on invested capital.

Employee Stock Purchase Plan

Plan participants purchased 591,241 shares of common stock under the Sysco ESPP during the first 26 weeks of fiscal 2018.

The weighted average fair value per right of employee stock purchase rights issued pursuant to the ESPP was $7.83 during the first 26 weeks of fiscal 2018.  The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $51.6 million and $42.8 million for the first 26 weeks of fiscal 2018 and fiscal 2017, respectively.

As of December 30, 2017, there was $127.2 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.03 years.

11.  INCOME TAXES

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will affect the company’s fiscal year ending June 30, 2018, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over 8 years; and (3) bonus depreciation that will allow for full expensing of qualified property placed in service after September 27, 2017. The Tax Act also establishes new tax laws that could affect Sysco in future fiscal years, including, but not limited to (1) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (2) a new provision designed to tax global intangible low-taxed income (GILTI); (3) creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (4) a new limitation on deductible interest; (5) repeal of the domestic production activity deduction; and (6) increased limitations on the deductibility of certain executive compensation.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. For various reasons that are discussed in greater detail below, the company has not completed its accounting for the income tax effects of certain elements of the Tax Act. In cases where Sysco was able to make reasonable estimates of the effects of elements for which its analysis is not yet complete, the company recorded provisional adjustments. If Sysco was not yet able to make reasonable estimates of the impact of certain elements, the company has not recorded any adjustments related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete. However, the company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments of $35.8 million, which is our initial estimate of the following impacts of the Tax Act:

Reduction of U.S. federal corporate tax rate: As a result of enactment of the Tax Act, the company revised its estimated annual effective tax rate to reflect a change in the U.S. statutory tax rate. As noted above, the Tax Act reduces the U.S. federal corporate tax rate to 21% in our fiscal year; however, Section 15 of the Internal Revenue Code stipulates that the reduction in the corporate tax rate is applied to fiscal year taxpayers by computing a blended tax rate, based on the applicable tax rates before and after the effective date of the change in the statutory rate. When applied to Sysco’s fiscal year, this blended rate is estimated as 28% for fiscal 2018, a benefit of $64.7 million due to the retroactive application of this lower rate to the beginning of the company’s fiscal year. In addition, the company has recorded a provisional tax benefit of $14.5 million attributable to remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets.

Transition Tax: The company recorded a discrete tax expense of $115.0 million attributable to the provisional impact of the transition tax. The transition tax is payable in eight annual installments beginning in our first quarter of fiscal 2019. As a result of the 8 year payment period, approximately $95.0 million attributable to the portion of the provisional transition tax not due within 12 months is located within other long-term liabilities in the consolidated balance sheet as of December 30, 2017.

Our accounting for the following elements of the Tax Act is incomplete, and we were not able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

GILTI: The Tax Act creates a new requirement that certain income earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Sysco will not be subject to the GILTI provisions until fiscal 2019.

Because of the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the

“period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Sysco’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether the company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether Sysco expects to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future results of global operations but also the company’s intent and ability to modify its structure and/or its business, Sysco is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.

Executive Compensation Limitation: The Tax Act expands the definition under Section 162(m) of the Internal Revenue Code (“Section 162(m)”) of covered employee and provides that, for specified employees, status as a covered employee continues for all subsequent tax years, including years after the death of the individual, and, among other modifications, repeals the exception for performance-based compensation and commissions from the $1 million deduction limitation. In addition, the Tax Act provides for transitional guidance that will allow certain payments made under written and binding agreements entered into prior to November 2, 2017 to be treated as if they were made under the provisions of Section 162(m) that were in effect prior to enactment of the Tax Act. The company is in the process of gathering information on existing compensation arrangements for covered employees as well as assessing the impact of transitional guidance on the realizability of existing deferred tax assets related to compensation arrangements of its covered employees. As a result, the company has not made any adjustments related to impacts of the new executive compensation limitations in its financial statements.

Indefinite Reinvestment Assertion: The company is in the process of assessing the impact of the Tax Act on its indefinite reinvestment assertion and the company’s plans to determine any associated impact on the financial statements. Therefore, no adjustments have been made in its financial statements with respect to its indefinite reinvestment assertion.

Effective Tax Rate

Sysco’s effective tax rate is reflective of the jurisdictions where the company has operations. The effective tax rates for the second quarter and first 26 weeks of fiscal 2018 were 37.11% and 34.71%, respectively. The effective tax rates for the second quarter and first 26 weeks of fiscal 2018 were negatively impacted by the transition tax described above resulting from the Tax Act. These effective tax rates were impacted favorably by a net tax benefit of $79.2 million attributable to the change in the federal statutory tax rate described above, along with the impact of tax law changes in certain foreign jurisdictions and excess tax benefits of equity-based compensation that totaled $8.1 million and $14.8 million, respectively. Sysco began recognizing these excess tax benefits within income tax expense in the first quarter of fiscal 2018 due to the adoption of ASU 2016-09. The effective tax rate for the second quarter of fiscal 2017 of 34.87% and the first 26 weeks of fiscal 2017 of 35.09% was favorably impacted by an increase in earnings in foreign jurisdictions due to the acquisition of the Brakes Group.

Uncertain Tax Positions

As of December 30, 2017, the gross amount of unrecognized tax benefit and related accrued interest was $16.2 million and $11.5 million, respectively.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions challenged upon audit or because the company agrees to the disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

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

•
Other - primarily our hotel supply operations and Sysco Labs, which includes our suite of technology solutions that help support the business needs of our customers and provide support for some of our business technology needs.

The Broadline operations distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  SYGMA distributes a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

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

The following tables set forth certain financial information for Sysco’s business segments.

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 30, 2017	Dec. 31, 2016
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$9,681,225	$9,085,565	$19,530,167	$18,566,681
International Foodservice Operations	2,869,043	2,625,949	5,772,298	5,354,310
SYGMA	1,633,145	1,520,182	3,273,816	3,024,874
Other	228,077	225,572	485,633	480,057
Total	$14,411,490	$13,457,268	$29,061,914	$27,425,922

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 30, 2017	Dec. 31, 2016
Operating income:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$706,375	$681,321	$1,487,244	$1,426,552
International Foodservice Operations	52,438	84,814	129,084	164,249
SYGMA	3,353	3,155	8,198	8,062
Other	3,222	3,793	7,238	11,794
Total segments	765,388	773,083	1,631,764	1,610,657
Corporate	(233,106)	(280,666)	(476,390)	(551,407)
Total operating income	532,282	492,417	1,155,374	1,059,250
Interest expense	85,986	72,231	166,870	145,854
Other expense (income), net	(5,432)	(2,320)	(9,680)	(9,536)
Earnings before income taxes	$451,728	$422,506	$998,184	$922,932

	Dec. 30, 2017	Jul. 1, 2017	Dec. 31, 2016
Assets:	(In thousands)
U.S. Foodservice Operations	$6,811,901	$6,675,543	$6,791,846
International Foodservice Operations	6,662,574	6,433,815	6,143,372
SYGMA	641,786	625,653	603,167
Other	756,165	448,885	438,196
Total segments	14,872,426	14,183,896	13,976,581
Corporate	3,346,944	3,572,759	3,653,485
Total	$18,219,370	$17,756,655	$17,630,066

14.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.  Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees.  As of December 30, 2017, Sysco had a total of $8.8 billion in senior notes, debentures and commercial paper issuances outstanding that was covered by these guarantees.

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

In conjunction with the preparation of our September 30, 2017 condensed consolidating financial statements, the company identified certain wholly owned U.S. Broadline subsidiaries that are guarantors of the outstanding senior notes and debentures of Sysco Corporation that were presented within Other Non-Guarantor Subsidiaries during fiscal 2017. The fiscal 2017 Condensed Consolidating Balance Sheet and Statements of Comprehensive Income and Cash Flows included herein have been revised to present such U.S. Broadline subsidiaries as guarantor subsidiaries.   The company assessed the materiality of the incorrect guarantor disclosures and concluded that the misstatement was not material to the financial statements as a whole, but has provided revised information below for the sake of consistency with the current period disclosures.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (certain of the company’s U.S. Broadline subsidiaries), and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Dec. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$189,553	$3,803,349	$4,279,266	$—	$8,272,168
Intercompany receivables	2,945,188	1,276,341	—	(4,221,529)	—
Investment in subsidiaries	7,623,839	—	—	(7,623,839)	—
Plant and equipment, net	262,790	2,018,365	2,085,137	—	4,366,292
Other assets	965,800	55,820	4,559,290	—	5,580,910
Total assets	$11,987,170	$7,153,875	$10,923,693	$(11,845,368)	$18,219,370
Current liabilities	$540,008	$3,781,141	$1,661,821	$—	$5,982,970
Intercompany payables	—	—	4,221,529	(4,221,529)	—
Long-term debt	8,239,844	6,995	65,650	—	8,312,489
Other liabilities	938,716	87,230	595,839	—	1,621,785
Noncontrolling interest	—	—	33,524	—	33,524
Shareholders’ equity	2,268,602	3,278,509	4,345,330	(7,623,839)	2,268,602
Total liabilities and shareholders’ equity	$11,987,170	$7,153,875	$10,923,693	$(11,845,368)	$18,219,370

	Condensed Consolidating Balance Sheet
	July 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$177,495	$3,786,055	$4,069,888	$—	$8,033,438
Intercompany receivables	4,444,035	—	—	(4,444,035)	—
Investment in subsidiaries	6,451,994	—	—	(6,451,994)	—
Plant and equipment, net	258,527	2,039,761	2,079,014	—	4,377,302
Other assets	151,743	516,126	4,678,046	—	5,345,915
Total assets	$11,483,794	$6,341,942	$10,826,948	$(10,896,029)	$17,756,655
Current liabilities	$650,899	$3,521,661	$1,923,326	$—	$6,095,886
Intercompany payables	—	366,802	4,077,233	(4,444,035)	—
Long-term debt	7,588,041	7,776	65,060	—	7,660,877
Other liabilities	863,338	103,784	568,415	—	1,535,537
Noncontrolling interest	—	—	82,839	—	82,839
Shareholders’ equity	2,381,516	2,341,919	4,110,075	(6,451,994)	2,381,516
Total liabilities and shareholders’ equity	$11,483,794	$6,341,942	$10,826,948	$(10,896,029)	$17,756,655

	Condensed Consolidating Balance Sheet
	Dec. 31, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$137,816	$4,050,928	$3,822,462	$—	$8,011,206
Intercompany receivables	2,851,475	—	—	(2,851,475)	—
Investment in subsidiaries	8,168,683	—	—	(8,168,683)	—
Plant and equipment, net	364,716	2,023,350	1,943,063	—	4,331,129
Other assets	408,475	604,424	4,274,832	—	5,287,731
Total assets	$11,931,165	$6,678,702	$10,040,357	$(11,020,158)	$17,630,066
Current liabilities	$286,277	$2,307,139	$2,458,870	$—	$5,052,286
Intercompany payables	—	35,463	2,816,012	(2,851,475)	—
Long-term debt	8,056,499	6,904	250,248	—	8,313,651
Other liabilities	1,112,350	163,640	433,195	—	1,709,185
Noncontrolling interest	—	—	78,905	—	78,905
Shareholders’ equity	2,476,039	4,165,556	4,003,127	(8,168,683)	2,476,039
Total liabilities and shareholders’ equity	$11,931,165	$6,678,702	$10,040,357	$(11,020,158)	$17,630,066

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,754,170	$6,169,238	$(511,918)	$14,411,490
Cost of sales	—	7,102,287	5,121,735	(511,918)	11,712,104
Gross profit	—	1,651,883	1,047,503	—	2,699,386
Operating expenses	198,800	994,646	973,658	—	2,167,104
Operating income (loss)	(198,800)	657,237	73,845	—	532,282
Interest expense (income) (1)	108,768	(27,955)	5,173	—	85,986
Other expense (income), net	(5,030)	(1,137)	735	—	(5,432)
Earnings (losses) before income taxes	(302,538)	686,329	67,937	—	451,728
Income tax (benefit) provision	(120,313)	262,820	25,108	—	167,615
Equity in earnings of subsidiaries	466,338	—	—	(466,338)	—
Net earnings	284,113	423,509	42,829	(466,338)	284,113
Other comprehensive income (loss)	26,551	—	19,254	(19,254)	26,551
Comprehensive income	$310,664	$423,509	$62,083	$(485,592)	$310,664

(1)
Interest expense (income) includes $28.0 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the second quarter ended December 30, 2017. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 31, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,268,127	$7,167,072	$(1,977,931)	$13,457,268
Cost of sales	—	6,676,641	6,186,695	(1,977,931)	10,885,405
Gross profit	—	1,591,486	980,377	—	2,571,863
Operating expenses	239,292	956,196	883,958	—	2,079,446
Operating income (loss)	(239,292)	635,290	96,419	—	492,417
Interest expense (income) (1)	100,947	(33,610)	4,894	—	72,231
Other expense (income), net	(5,295)	(729)	3,704	—	(2,320)
Earnings (losses) before income taxes	(334,944)	669,629	87,821	—	422,506
Income tax (benefit) provision	(116,996)	233,631	30,704	—	147,339
Equity in earnings of subsidiaries	493,115	—	—	(493,115)	—
Net earnings	275,167	435,998	57,117	(493,115)	275,167
Other comprehensive income (loss)	(147,656)	—	(190,130)	190,130	(147,656)
Comprehensive income	$127,511	$435,998	$(133,013)	$(302,985)	$127,511

(1)
Interest expense (income) includes $33.6 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the second quarter ended December 31, 2016. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$17,775,826	$12,289,551	$(1,003,463)	$29,061,914
Cost of sales	—	14,377,711	10,194,612	(1,003,463)	23,568,860
Gross profit	—	3,398,115	2,094,939	—	5,493,054
Operating expenses	396,664	2,002,006	1,939,010	—	4,337,680
Operating income (loss)	(396,664)	1,396,109	155,929	—	1,155,374
Interest expense (income) (1)	207,764	(51,305)	10,411	—	166,870
Other expense (income), net	(8,645)	(1,559)	524	—	(9,680)
Earnings (losses) before income taxes	(595,783)	1,448,973	144,994	—	998,184
Income tax (benefit) provision	(216,273)	512,383	50,321	—	346,431
Equity in earnings of subsidiaries	1,031,263	—	—	(1,031,263)	—
Net earnings	651,753	936,590	94,673	(1,031,263)	651,753
Other comprehensive income (loss)	146,709	—	140,583	(140,583)	146,709
Comprehensive income	$798,462	$936,590	$235,256	$(1,171,846)	$798,462

(1)
Interest expense (income) includes $51.3 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

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

(1)
Interest expense (income) includes $135.9 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 31, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$16,974,279	$12,874,491	$(2,422,848)	$27,425,922
Cost of sales	—	13,689,355	10,895,633	(2,422,848)	22,162,140
Gross profit	—	3,284,924	1,978,858	—	5,263,782
Operating expenses	457,195	1,939,269	1,808,068	—	4,204,532
Operating income (loss)	(457,195)	1,345,655	170,790	—	1,059,250
Interest expense (income) (1)	191,105	(54,820)	9,569	—	145,854
Other expense (income), net	(20,186)	(969)	11,619	—	(9,536)
Earnings (losses) before income taxes	(628,114)	1,401,444	149,602	—	922,932
Income tax (benefit) provision	(220,420)	491,799	52,499	—	323,878
Equity in earnings of subsidiaries	1,006,748	—	—	(1,006,748)	—
Net earnings	599,054	909,645	97,103	(1,006,748)	599,054
Other comprehensive income (loss)	(224,478)	—	(279,683)	279,683	(224,478)
Comprehensive income	$374,576	$909,645	$(182,580)	$(727,065)	$374,576

(1)
Interest expense (income) includes $54.8 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$252,770	$195,650	$484,784	$—	$933,204
Investing activities	(104,914)	(112,513)	(332,538)	147,622	(402,343)
Financing activities	(159,309)	(3,890)	893	(147,622)	(309,928)
Effect of exchange rates on cash	—	—	23,510	—	23,510
Net increase (decrease) in cash and cash equivalents	(11,453)	79,247	176,649	—	244,443
Cash and cash equivalents at the beginning of period	111,576	18,788	739,138	—	869,502
Cash and cash equivalents at the end of period	$100,123	$98,035	$915,787	$—	$1,113,945

	Condensed Consolidating Cash Flows
	For the 52-Week Period Ended Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,535,775	$3,023,400	$658,229	$(2,978,000)	$2,239,404
Investing activities	(3,274,566)	(261,330)	(175,565)	127,000	(3,584,461)
Financing activities	(1,526,045)	(2,777,661)	(229,931)	2,851,000	(1,682,637)
Effect of exchange rates on cash	—	—	(22,104)	—	(22,104)
Net increase (decrease) in cash and cash equivalents	(3,264,836)	(15,591)	230,629	—	(3,049,798)
Cash and cash equivalents at the beginning of period	3,376,412	34,379	508,509	—	3,919,300
Cash and cash equivalents at the end of period	$111,576	$18,788	$739,138	$—	$869,502

(1)	Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation.

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 31, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$292,547	$143,092	$203,762	$639,401
Investing activities	(3,127,225)	(102,923)	45,634	(3,184,514)
Financing activities	(430,216)	(17,815)	(68,251)	(516,282)
Effect of exchange rates on cash	—	—	(10,613)	(10,613)
Net increase (decrease) in cash and cash equivalents	(3,264,894)	22,354	170,532	(3,072,008)
Cash and cash equivalents at the beginning of period	3,376,412	34,379	508,509	3,919,300
Cash and cash equivalents at the end of period	$111,518	$56,733	$679,041	$847,292

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

Sysco’s results of operations for fiscal 2018 and 2017 are impacted by restructuring costs consisting of (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we incurred costs to convert to a modernized version of our established platform as opposed to completing the implementation of an Enterprise Resource Planning system (ERP) , (2) professional fees related to our three-year strategic plan, (3) restructuring expenses within our Brakes Group operations, and (4) severance charges related to restructuring. In addition, fiscal 2018 results of operations are impacted by business technology transformation initiative costs. Our results of operations for fiscal 2018 and 2017 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2018 and 2017 that have been excluded relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition), discussed in Note 4, "Acquisitions." The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible integration costs. Sysco’s results of operations for fiscal 2018 are also impacted by reform measures passed as part of the Tax Cuts and Jobs Act of 2017 (the Tax Act) passed on December 22, 2017 by the United States (U.S.) government. The impact for fiscal 2018 includes (1) a provisional estimate of a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and (2) a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates. These fiscal 2018 and fiscal 2017 items are collectively referred to as "Certain Items."

Sysco is also providing net earnings and diluted earnings per share that are further adjusted due to changes in the statutory tax rate that resulted from the Tax Act. The Tax Act reduces the U.S. federal corporate tax rate to 21% in our fiscal year; however, Section 15 of the Internal Revenue Code stipulates that the reduction in the corporate tax rate is applied to fiscal year taxpayers by computing a blended tax rate, based on the applicable tax rates before and after the effective date of the change in the statutory rate. When applied to Sysco’s fiscal year, this blended rate is estimated as 28% for fiscal 2018 and produced a one-time estimated net tax benefit of $64.7 million that was recorded in the second quarter of fiscal 2018 due to retroactive application of the 28% rate to the beginning of our fiscal year.

More information on the rationale for the use of these items and reconciliations to generally accepted accounting principles (GAAP) numbers can be found under “Non-GAAP Reconciliations.”

Highlights and Trends

Highlights

Sysco’s results for the second quarter of fiscal 2018 represent continued momentum in our local case growth and overall sales results achieved while balancing some gross profit and expense challenges. Our results also include significant charges, as well as benefits, due to U.S. tax reform. Our operating income, net earnings and earnings per share, both including and excluding Certain Items, increased for the second quarter of fiscal 2018, as compared to the corresponding period in fiscal 2017, primarily due to these factors. We remain confident in our ability to meet our full-year fiscal 2018 financial targets.

Comparisons of results from the second quarter of fiscal 2018 to the second quarter of fiscal 2017:

•	Sales:

◦	increased 7.1%, or $1.0 billion, to $14.4 billion;

•	Operating income:

◦	increased 8.1%, or $39.9 million, to $532.3 million;

◦	adjusted operating income increased 3.9%, or $21.6 million, to $579.5 million;

•	Net earnings:

◦	increased 3.3%, or $8.9 million, to $284.1 million;

◦	adjusted net earnings increased 29.2%, or $93.1 million, to $411.9 million;

◦	after further adjusting for the one-time benefit related to the tax rate change, adjusted net earnings increased 8.9%, or $28.4 million, to $347.1 million;

•	Basic earnings per share:

◦	increased 10.0%, or $0.05, to $0.55 per share;

•	Diluted earnings per share:

◦	increased 8.0%, or $0.04, to $0.54 per share;

◦	adjusted diluted earnings per share increased 34.5%, or $0.20, to $0.78 per share; and

◦	after further adjusting for the one-time benefit related to the tax rate change, adjusted diluted earnings per share increased 13.8%, or $0.08, to $0.66 per share.

Comparisons of results from the first 26 weeks of fiscal 2018 to the first 26 weeks of fiscal 2017:

•	Sales:

◦	increased 6.0%, or $1.6 billion, to $29.1 billion;

•	Operating income:

◦	increased 9.1%, or $96.1 million, to $1.2 billion;

◦	adjusted operating income increased 4.8%, or $56.6 million, to $1.2 billion;

•	Net earnings:

◦	increased 8.8%, or $52.7 million, to $651.8 million;

◦	adjusted net earnings increased 16.0%, or $111.5 million, to $806.4 million;

◦	after further adjusting for the one-time benefit related to the tax rate change, adjusted net earnings increased 6.7%, or $46.7 million, to $741.6 million;

•	Basic earnings per share:

◦	increased 13.8%, or $0.15, to $1.24 per share;

•	Diluted earnings per share:

◦	increased 13.9%, or 0.15, to 1.23 per share;

◦	adjusted diluted earnings per share increased 21.6% , or $0.27, to $1.52 per share; and

◦	after further adjusting for the one-time benefit related to the tax rate change, adjusted diluted earnings per share increased 12.0%, or $0.15, to $1.40 per share.

See “Non-GAAP Reconciliations” for an explanation of the non-GAAP financial measures listed above.

Trends

A favorable macro-economic environment propelled by steady spending from businesses and households has led to improved gross domestic product trends in the Unites States. Current market conditions in the U.S. for foodservice operators remain somewhat favorable, as sales at restaurants continue to rise, offsetting lower traffic counts. Economic growth in the international markets in which we operate is mostly positive, including modest growth in the foodservice markets. Food cost inflation in our United Kingdom (U.K.) business continues to pressure our pricing, which has impacted our volume growth and gross margins.

Our operating income and net earnings during the second quarter of fiscal 2018 have been affected by a challenging in-bound freight environment, which imposes cost pressures on our gross profit dollars. The industry is facing driver availability challenges, leading to increased lane rates from carriers. As a result, our expenses have increased, as we have utilized more spot rates to transport goods. We are actively working to mitigate these risks by providing a long-term solution and ensuring that we are a preferred customer for various carriers. Our U.S. Broadline operations experienced product cost inflation at a rate of 3.3% for the second quarter of fiscal 2018, which increased sales and gross profits. The pace of inflation has been greater in meat, dairy and produce categories. Our operating expenses have increased due to increased investment in our salesforce and national customer start-up costs in our U.S. operations. Our continued transformation investments and integration costs in Europe have also resulted in increased operating expense. Fuel prices are increasing in fiscal 2018 as compared to fiscal 2017 which has led to increased fuel expenses. Partially offsetting these increases was a decline in our depreciation expense, as our former ERP system was fully depreciated by the end of fiscal 2017. We expect to see a benefit of approximately $50 million in reduced depreciation expense, net, throughout fiscal 2018 as compared to fiscal 2017.

In the second quarter of fiscal 2018, the U.S. government enacted the Tax Act, comprehensive tax legislation, that decreased the federal corporate tax rate from 35% to 21%. As a result of the tax reform measures, we revised our estimated annual effective tax rate to reflect the change in the enacted federal statutory rate, effective retroactive to July 2, 2017. Sysco uses a 28% rate rather than 21% because the law was enacted during the midpoint of the company’s fiscal year, requiring us to use a blended average rate. The effect of this change in the estimated annual effective tax rate was to decrease our income tax expense for the second quarter and first 26 weeks of fiscal 2018 by $64.7 million. We expect that the company’s U.S. federal statutory tax rate in future years will be 21%. This will contribute to a lower overall effective tax rate. We expect the second half of our fiscal 2018 earnings per share to be positively impacted by $0.09 per share to $0.13 per share as a result of tax reform changes related to the on going effective tax rate. As discussed in Note 11, “Income Taxes,” we have recorded provisional estimates for some components of the Tax Act and will refine estimates and determine applicability for other components in future periods.

In the first 26 weeks of fiscal 2018, we prospectively adopted a new accounting standard related to improvements in share-based payment accounting. As discussed in Note 2, "Changes in Accounting," excess tax benefits, or detriments, of equity-based compensation are now recorded within income tax expense in the consolidated results of operations. In the first 26 weeks of fiscal 2018, we recognized tax benefits that totaled $30.8 million or $0.06 on a per share basis, primarily from stock option exercises that occurred during this period. These tax benefits are difficult to predict and depend on factors such as our stock price and option exercise activity.

In the second quarter of fiscal 2018, we acquired Kerr Pacific Corporation d/b/a HFM Foodservice (HFM), a Hawaii-based broadline distributor with approximately $290 million in annual sales. HFM has been providing quality service to Hawaii and Guam for over 50 years. Acquiring HFM provides Sysco with direct access to the growing Hawaiian market and is in clear alignment with our strategy for disciplined, profitable growth of the business. HFM is a part of our U.S. Foodservice Operations.

In the second quarter of fiscal 2018, we acquired the remaining 50% interest in our joint venture in Costa Rica. Sysco initially acquired a 50% interest in the foodservice company in fiscal 2015.

Strategy

Fiscal 2018 is the final year in a three-year plan that was established in fiscal 2016. This initial three-year plan excludes the results of the Brakes Group. In the second quarter of fiscal 2018, we outlined our new three-year plan, including our financial objectives through fiscal 2020, which will enable us to continue transforming our business, while improving the customer experience of doing business with Sysco. Our new three-year plan includes the results of the Brakes Group. Our key strategic priorities are: enriching the customer experience, delivering operational excellence, optimizing the business and activating the power of our people. These strategies will help us achieve our new target financial objectives, including (1) reaching $650 million to $700 million of adjusted operating income growth as compared to fiscal 2017, (2) growing earnings per share faster than operating income, and (3) achieving 16% in adjusted return on invested capital for existing businesses. We do not expect our improvements to occur evenly on a quarterly basis. In accomplishing these goals, we believe by fiscal 2020 we could also achieve (1) sales growth of 4% to 4.5%, (2) adjusted operating income growth of 9%, (3) adjusted net earnings improvement of 9%, and (4) adjusted diluted earnings per share results in the range of $3.40 to $3.50 in fiscal 2020. The key levers to achieve these targets include an emphasis on accelerating locally managed customer case growth and driving leverage between gross profit growth and expense growth. Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2018, which primarily were due to restructuring and Brakes-related acquisitions costs. The objectives targeted in our new three-year plan are subject to change, as we continue to assess the impact of the recently enacted U.S. tax reform; however, we anticipate our three-year plan earnings’ targets will be positively impacted.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 30, 2017	Dec. 31, 2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3	80.9	81.1	80.8
Gross profit	18.7	19.1	18.9	19.2
Operating expenses	15.0	15.5	14.9	15.3
Operating income	3.7	3.7	4.0	3.9
Interest expense	0.6	0.5	0.6	0.5
Other expense (income), net	—	—	—	—
Earnings before income taxes	3.1	3.1	3.4	3.4
Income taxes	1.2	1.1	1.2	1.2
Net earnings	2.0%	2.0%	2.2%	2.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
Sales	7.1%	6.0%
Cost of sales	7.6	6.3
Gross profit	5.0	4.4
Operating expenses	4.2	3.2
Operating income	8.1	9.1
Interest expense	19.0	14.4
Other expense (income), net (1) (2)	134.1	1.5
Earnings before income taxes	6.9	8.2
Income taxes	13.8	7.0
Net earnings	3.3%	8.8%
Basic earnings per share	10.0%	13.8%
Diluted earnings per share	8.0	13.9
Average shares outstanding	(4.4)	(4.7)
Diluted shares outstanding	(4.2)	(4.6)

(1)	Other expense (income), net was income of $5.4 million in the second quarter of fiscal 2018 and income of $2.3 million in the second quarter of fiscal 2017.

(2)	Other expense (income), net was income of $9.7 million in the first 26 weeks of fiscal 2018 and income of $9.5 million in the first 26 weeks of fiscal 2017.

The following represents our results by reportable segments:

	13-Week Period Ended Dec. 30, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,681,225	$2,869,043	$1,633,145	$228,077	$—	$14,411,490
Sales increase (decrease)	6.6%	9.3%	7.4%	1.1%		7.1%
Percentage of total	67.2%	19.9%	11.3%	1.6%		100.0%

Operating income	$706,375	$52,438	$3,353	$3,222	$(233,106)	$532,282
Operating income increase (decrease)	3.7%	(38.2)%	6.3%	(15.1)%		8.1%
Percentage of total segments	92.3%	6.9%	0.4%	0.4%		100.0%
Operating income as a percentage of sales	7.3%	1.8%	0.2%	1.4%		3.7%

	13-Week Period Ended Dec. 31, 2016
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,085,565	$2,625,949	$1,520,182	$225,572	$—	$13,457,268
Percentage of total	67.5%	19.5%	11.3%	1.7%		100.0%

Operating income	$681,321	$84,814	$3,155	$3,793	$(280,666)	$492,417
Percentage of total segments	88.1%	11.0%	0.4%	0.5%		100.0%
Operating income as a percentage of sales	7.5%	3.2%	0.2%	1.7%		3.7%

	26-Week Period Ended Dec. 30, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$19,530,167	$5,772,298	$3,273,816	$485,633	$—	$29,061,914
Sales increase (decrease)	5.2%	7.8%	8.2%	1.2%		6.0%
Percentage of total	67.2%	19.9%	11.3%	1.6%		100.0%

Operating income	$1,487,244	$129,084	$8,198	$7,238	$(476,390)	$1,155,374
Operating income increase (decrease)	4.3%	(21.4)%	1.7%	(38.6)%		1.3%
Percentage of total segments	91.1%	7.9%	0.5%	0.5%		100.0%
Operating income as a percentage of sales	7.6%	2.2%	0.3%	1.5%		4.0%

	26-Week Period Ended Dec. 31, 2016
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$18,566,681	$5,354,310	$3,024,874	$480,057	$—	$27,425,922
Percentage of total	67.7%	19.5%	11.0%	1.7%		100.0%

Operating income	$1,426,552	$164,249	$8,062	$11,794	$(551,407)	$1,059,250
Percentage of total segments	88.6%	10.2%	0.5%	0.7%		100.0%
Operating income as a percentage of sales	7.7%	3.1%	0.3%	2.5%		3.9%

Based on information in Note 13 "Business Segment Information" in the second quarter and first 26 weeks of fiscal 2018, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 87.1% of Sysco’s overall sales. In the second quarter and first 26 weeks of fiscal 2018, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 99.2% and 99.0% of the total segment operating income, respectively.  This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 30, 2017	13-Week Period Ended Dec. 31, 2016	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$9,681,225	$9,085,565	$595,660	6.6%
Gross profit	1,915,466	1,823,023	92,443	5.1
Operating expenses	1,209,091	1,141,702	67,389	5.9
Operating income	$706,375	$681,321	$25,054	3.7%

	26-Week Period Ended Dec. 30, 2017	26-Week Period Ended Dec. 31, 2016	26-Week Period Ended Change in Dollars	26-Week Period % Change
	(In thousands)
Sales	$19,530,167	$18,566,681	$963,486	5.2%
Gross profit	3,901,749	3,736,138	165,611	4.4
Operating expenses	2,414,505	2,309,586	104,919	4.5
Operating income	$1,487,244	$1,426,552	$60,692	4.3%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales as compared to the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	3.0%	$273.3
Inflation	3.3	300.3
Acquisitions	0.6	50.6
Other (1)	(0.3)	(28.5)
Total sales increase	6.6%	$595.7

	Increase (Decrease)
	26-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	1.7%	$314.8
Inflation	3.6	659.8
Acquisitions	0.3	50.6
Other	(0.4)	(61.7)
Total sales increase	5.2%	$963.5

(1) Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

Sales for the second quarter of fiscal 2018 were 6.6% higher than the second quarter of fiscal 2017. The largest drivers of the increase were the impact of product cost inflation in our U.S. Broadline operations and case volume growth from our U.S. Broadline operations, which increased 3.5% in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Case growth for locally managed customers increased 4.8% along with an increase of 1.9% in case volumes for our multi-unit business, including chain restaurants and multi-locational restaurants. Sales for the first 26 weeks of fiscal 2018 were 5.2% higher than the first 26 weeks of fiscal 2017. The largest drivers of the increase were the impact of product cost inflation in our U.S. Broadline operations for the first 26 weeks of fiscal 2018 and case volume growth from our U.S. Broadline operations, which improved 1.8% in the first 26 weeks of fiscal 2018 compared to the first 26 weeks of fiscal 2017, and included a 3.8% improvement in locally managed customer case volume. We have proactively managed our business in a more disciplined and profitable manner with our multi-unit customers and have added new customers in the second quarter of fiscal 2018. We expect to see multi-unit growth continuing in the second half of the year.

Operating income increased 3.7% for the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017. Operating income for the first 26 weeks of fiscal 2018 increased 4.3%, or $60.7 million, compared to the first 26 weeks of fiscal 2017.

Gross profit dollars increased 5.1% and 4.4% in the second quarter and first 26 weeks of fiscal 2018, respectively, as compared to the second quarter and first 26 weeks of fiscal 2017. These results reflect (1) local case volume that grew at a pace greater than our multi-unit business and (2) volume growth of new customers recently added. Our Sysco brand sales to local customers increased by approximately 37 and 60 basis points for the second quarter and first 26 weeks of fiscal 2018, respectively. The estimated change in product costs, an internal measure of inflation or deflation, for the second quarter and first 26 weeks of fiscal 2018 for our U.S. Broadline operations was inflation of 3.3% and 3.6%, respectively. Inflation in the second quarter of fiscal 2018 occurred primarily in the meat, dairy and produce categories. Partially offsetting our gross profit growth were cost pressures from our inbound freight. Our industry is facing driver availability challenges, leading to increased lane rates from carriers. As a result, our costs have increased, as we have utilized more spot rates to transport goods. We are actively working to mitigate these risks by providing a long-term solution and ensuring that we are a preferred customer for various carriers. Gross margin, which is gross profit as a percentage of sales, was 19.8% and 20.0% in the second quarter and first 26 weeks of fiscal

2018, respectively, a decline of 28 and 14 basis points from the gross margin of 20.1% in both the second quarter and first 26 weeks of fiscal 2017. This decline was largely attributable to the inflationary environment, new customers added at lower margin rates and cost pressures from inbound freight.

Operating expenses for the second quarter of fiscal 2018 increased 5.9%, or $67.4 million, compared to the second quarter of fiscal 2017. The increases in operating expenses for the period resulted primarily from a $44.0 million increase in pay-related expenses and increased transportation expenses. Operating expenses for the first 26 weeks of 2018 increased 4.5%, or $104.9 million, compared to the first 26 weeks of fiscal 2017.  The increases in operating expenses for the period resulted primarily from a $61.3 million increase in pay-related expenses and increased supply chain expenses. Pay-related expenses have primarily increased due to volume growth and investing in our salesforce. Our increase in supply chain costs included start-up costs related to newly obtained national account business.  Fuel prices are increasing in fiscal 2018 as compared to fiscal 2017 which has led to increased fuel expenses. These are partially offset by improvements in productivity as a result of re-engineering the delivery process to be more efficient, while also providing higher quality and service levels.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 30, 2017	13-Week Period Ended Dec. 31, 2016	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$2,869,043	$2,625,949	$243,094	9.3%
Gross profit	599,647	576,215	23,432	4.1
Operating expenses	547,209	491,401	55,808	11.4
Operating income	$52,438	$84,814	$(32,376)	(38.2)%

Gross profit	$599,647	$576,215	$23,432	4.1%
Adjusted operating expenses (Non-GAAP)	520,798	465,518	55,280	11.9
Adjusted operating income (Non-GAAP)	$78,849	$110,697	$(31,848)	(28.8)%

	26-Week Period Ended Dec. 30, 2017	26-Week Period Ended Dec. 31, 2016	26-Week Period Ended Change in Dollars	26-Week Period % Change
	(In thousands)
Sales	$5,772,298	$5,354,310	$417,988	7.8%
Gross profit	1,214,750	1,174,621	40,129	3.4
Operating expenses	1,085,666	1,010,372	75,294	7.5
Operating income	$129,084	$164,249	$(35,165)	(21.4)%

Gross profit	$1,214,750	$1,174,621	$40,129	3.4%
Adjusted operating expenses (Non-GAAP)	1,040,843	960,311	80,532	8.4
Adjusted operating income (Non-GAAP)	$173,907	$214,310	$(40,403)	(18.9)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales as compared to the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	1.8%	$46.5
Inflation	2.5	66.8
Acquisitions	0.3	7.6
Foreign currency	5.8	151.0
Other	(1.1)	(28.8)
Total sales increase	9.3%	$243.1

	Increase (Decrease)
	26-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	0.7%	$36.9
Inflation	4.1	219.8
Acquisitions	0.3	15.2
Foreign currency	3.6	195.0
Other	(0.9)	(48.9)
Total sales increase	7.8%	$418.0

Sales for the second quarter of fiscal 2018 were 9.3% higher than the second quarter of fiscal 2017, primarily due to favorable changes in exchange rates used to translate our foreign sales into U.S. dollars, as well as product cost inflation in Canada and Europe. Sales for the first 26 weeks of fiscal 2018 were 7.8% higher than the first 26 weeks of fiscal 2017, primarily due to product cost inflation in Canada and Europe and favorable changes in exchange rates. We experienced sales growth in Canada for the second quarter and first 26 weeks of fiscal 2018 due to a focused approach to local customers, which has translated into accelerated local case growth. The U.K. continues to experience inflation due to weakness in the pound sterling, which contributed to a portion of the high food cost inflation of approximately 6% during the second quarter of fiscal 2018. An acquisition in Sweden has contributed to sales growth.

Operating income decreased by $32.4 million and $35.2 million, or 38.2% and 21.4%, for the second quarter and first 26 weeks of fiscal 2018, respectively, as compared to the second quarter and first 26 weeks of fiscal 2017. The decreases were primarily attributable to softer results in the European business due to lower gross margins and increased operating expenses. The U.K. is experiencing increased competition, and we are investing in supply chain transformation to deliver multi-temperature facilities and fleet and other initiatives to enrich the customer experience. We believe this will position us for future growth, but will contribute to increased operating expense in the near term. Our operations in France and Ireland are performing well. The decreases in operating income were partially offset by improvements in our Canadian operations, which are the result of continued implementation of strategic initiatives, such as revenue management, administrative and supply chain productivity improvements, and differentiated customer solutions, including online ordering improvements. Our Latin American operations continue to present growth opportunities. We continue to see strong growth in Costa Rica and are expanding our cash and carry operations. In Mexico, we are absorbing the cost of adding a new customer and are due to annualize that addition next quarter.

Gross profit dollars increased by 4.1% and 3.4% in the second quarter and first 26 weeks of fiscal 2018, respectively, as compared to the second quarter and first 26 weeks of fiscal 2017, primarily attributable to local case growth in our Canadian operations. Growth in gross profit dollars was partially offset by a decline in higher margin sales to independent customers in the U.K. due to significant food cost inflation, which has impacted our volume growth and gross margins. A change from a calendar year to Sysco’s fiscal year has also resulted in a negative impact in the year-over-year comparisons.

Operating expenses for the second quarter and first 26 weeks of fiscal 2018 increased 11.4% and 7.5%, or $55.8 million and $75.3 million, respectively, compared to the second quarter and first 26 weeks of fiscal 2017.  The increase was driven primarily by our European operations and resulted from increased transportation costs, depreciation expense and investments in our supply chain transformation initiatives. Certain Items applicable to this segment include Brakes Acquisition-related costs and restructuring costs within our European and Canadian operations. A change from a calendar year to Sysco’s fiscal year has also resulted in a negative impact in the year-over-year comparisons.

Results of SYGMA and Other Segment

For SYGMA, sales were 7.4% and 8.2% higher in the second quarter and first 26 weeks of fiscal 2018, respectively, as compared to the second quarter and first 26 weeks of fiscal 2017, primarily from case growth and product cost inflation.  Case growth was primarily due to increased volume from existing customers. SYGMA experienced product cost inflation at a rate of 3.0% and 3.4% for the second quarter and first 26 weeks of fiscal 2018, respectively. Operating income increased by $0.2 million and $0.1 million in the second quarter and first 26 weeks of fiscal 2018, respectively, as compared to the second quarter and first 26 weeks of fiscal 2017. We are focused on continuing to improve operational performance that will contribute to long-term operating income growth.

For the operations that are grouped within Other, operating income decreased 15.1%, or $0.6 million, and 38.6%, or $4.6 million, in the second quarter and first 26 weeks of fiscal 2018, respectively, as compared to the second quarter and first 26 weeks of fiscal 2017.  These decreases are largely the result of the performance of our hotel lodging supply company.

Corporate Expenses

Corporate expenses in the second quarter and first 26 weeks of fiscal 2018 decreased $46.8 million, or 16.7%, and $72.6 million, or 13.3%, respectively, as compared to the second quarter and first 26 weeks of fiscal 2017, due primarily to the favorable comparison of depreciation expense. During the second quarter and first 26 weeks of fiscal 2017, we incurred $45.9 million and $92.3 million, respectively, of depreciation on our previously existing ERP system, which became fully depreciated at the end of fiscal 2017. A portion of this depreciation expense was included in Certain Items during fiscal 2017. The decrease in expenses was partially offset by an increase in business technology costs in the first 26 weeks of fiscal 2018. Corporate expenses, on an adjusted basis, decreased $28.5 million, or 11.8%, and $38.8 million, or 8.2%, as compared to the second quarter and first 26 weeks of fiscal 2017, respectively, primarily due to lower business technology costs, partially attributable to reduced depreciation expense.

Included in corporate expenses are Certain Items that totaled $20.8 million and $41.2 million in the second quarter and first 26 weeks of fiscal 2018, respectively, as compared to $39.1 million and $74.9 million in the second quarter and first 26 weeks of fiscal 2017. Certain Items impacting the second quarter and first 26 weeks of fiscal 2018 were primarily expenses associated with our business technology transformation initiatives, Brakes integration costs, professional fees on three-year financial objectives and severance charges. Certain Items for the second quarter and first 26 weeks of fiscal 2017 primarily included $27.7 million and $55.9 million, respectively, of accelerated depreciation on our previously existing ERP system, in addition to expenses related to professional fees on three-year financial objectives, Brakes integration costs and costs incurred to convert to legacy systems in conjunction with our revised business technology strategy.

Interest Expense

Interest expense increased $13.8 million for the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017, due to higher relative debt levels in the second quarter of fiscal 2018 related to senior notes that were issued in fiscal 2017. Interest expense increased $21.0 million for the first 26 weeks of fiscal 2018, as compared to the first 26 weeks of fiscal 2017, due to higher relative debt levels in the first 26 weeks of fiscal 2018.

Net Earnings

Net earnings increased 3.3% and 8.8% in the second quarter and first 26 weeks of fiscal 2018, respectively, as compared to the second quarter and first 26 weeks of the prior year due primarily to the items noted above, as well as items impacting our income taxes that are discussed in Note 2, “Changes in Accounting,” and Note 11, "Income Taxes."  Adjusted net earnings, excluding Certain Items, increased 29.2% and 16.0% in the second quarter and first 26 weeks of fiscal 2018, respectively, primarily from gross profit growth and favorable expense comparisons, as well as the one-time second quarter benefit related to the reduction in our U.S. statutory tax rate as applied retroactively to July 2, 2017. Further adjusting to remove the impact of the one-time second quarter charge related to the U.S. statutory tax rate reduction, adjusted net earnings increased 8.9% and 6.7% in the second quarter and first 26 weeks of fiscal 2018, respectively, primarily from gross profit growth and favorable expense comparisons, as well as excess tax benefits of equity-based compensation. Partially offsetting these increases was increased interest expense.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2018 were $0.55, a 10.0% increase from the comparable prior period amount of $0.50 per share. Diluted earnings per share in the second quarter of fiscal 2018 were $0.54, an 8.0% increase from the comparable prior period amount of $0.50 per share.  Adjusted diluted earnings per share, excluding Certain Items, in the second quarter of fiscal 2018 were $0.78, a 34.5% increase from the comparable prior period amount of $0.58 per share.  These results were primarily attributable to the factors discussed above related to net earnings in the second quarter of fiscal 2018, including a three cent per share benefit from excess tax benefits of equity-based compensation. We recorded various estimates related to U.S. tax reform and the reduction of our U.S. statutory tax rate to a blended rate of 28% for fiscal 2018. For the second quarter of fiscal 2018, we have recorded a one-time 12 cent benefit related to the U.S. statutory tax rate reduction. Further adjusting to remove the impact of this one-time benefit related to the U.S. statutory tax rate reduction, adjusted diluted earnings per share increased 13.8% in the second quarter to $0.66 per share.

Basic earnings per share in the first 26 weeks of fiscal 2018 were $1.24, a 13.8% increase from the comparable prior period amount of $1.09 per share. Diluted earnings per share in the first 26 weeks of fiscal 2018 were $1.23, a 13.9% increase from the comparable prior period amount of $1.08 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 26 weeks of fiscal 2018 were $1.52, a 21.6% increase from the comparable prior period amount of $1.25 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first 26 weeks of fiscal 2018, including a six cent per share benefit from excess tax benefits of equity-based compensation. For the first 26 weeks of fiscal 2018, we have recorded a one-time 12 cent benefit related to the reduced U.S. statutory tax rate. Further adjusting to remove the impact of this one-time benefit related to the U.S. statutory tax rate reduction, adjusted diluted earnings per share increased 12.0% in the first 26 weeks of fiscal 2018 to $1.40 per share.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2018 and 2017 are impacted by restructuring costs consisting of: (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we incurred costs to convert to a modernized version of our established platform as opposed to completing the implementation of an ERP; (2) professional fees related to our three-year strategic plan; (3) restructuring expenses within our Brakes Group operations; and (4) severance charges related to restructuring. In addition, fiscal 2018 results of operations are impacted by business technology transformation initiative costs. Our results of operations for fiscal 2018 and 2017 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2018 and 2017 that have been excluded relate to the Brakes acquisition.  The Brakes acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. Sysco’s results of operations for fiscal 2018 are also impacted by reform measures from the Tax Act enacted on December 22, 2017. The impact for fiscal 2018 includes: (1) a provisional estimate of a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and (2) a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates. These fiscal 2018 and fiscal 2017 items are collectively referred to as "Certain Items."

Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items, but not for the impact of the tax rate reduction, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company's underlying operations, facilitating comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts' financial models and our investors' expectations with any degree of specificity.

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

Sysco is also disclosing net earnings and diluted earnings per share that are further adjusted due to changes in the U.S. statutory tax rate that resulted from the Tax Act. The U.S. statutory tax rate changed to 21% effective January 1, 2018; however, because Sysco was at the midpoint of its fiscal year when the Tax Act became effective, the blended U.S. statutory tax rate applicable to Sysco for fiscal 2018 is 28%. This produced an estimated, one-time net tax benefit of $64.7 million that was recorded in the second quarter of fiscal 2018 due to retroactive application of the 28% blended rate to our earnings for the first half of fiscal 2018, an adjustment addressing the fact that reported earnings in the first quarter were calculated based on the prior, higher statutory rate and that rate has been applied retroactively to all earnings from July 1, 2017 through the date of adoption of the Tax Act.

Management believes that further adjusting its adjusted net earnings and adjusted diluted earnings per share to remove the impact of the U.S. statutory tax rate change provides an important additional perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that better reflects the underlying performance of the company and provides for better comparability quarter to quarter, by excluding the impacts of not only the Certain Items described above, but also the impact of the reduction in the U.S. statutory tax rate, which will continue to impact our financial results, and which impacts would have been difficult for analysts or investors to anticipate, for purposes of their financial models or otherwise, with any degree of specificity. Management also made this further adjustment to compare Sysco’s underlying financial performance to internal budgets and forecasts that did not include the impact of the U.S. statutory tax rate change that occurred as a result of the Tax Act.

Set forth below is a reconciliation of sales, operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented. Individual components of diluted earnings per share may not add to the total presented due to rounding.  Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	13-Week Period Ended Dec. 30, 2017	13-Week Period Ended Dec. 31, 2016	Change in Dollars	%/bps Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$2,167,104	$2,079,446	$87,658	4.2%
Impact of restructuring costs (1)	(21,377)	(40,089)	18,712	(46.7)
Impact of acquisition-related costs (2)	(25,799)	(25,370)	(429)	1.7
Operating expenses adjusted for certain items (Non-GAAP)	$2,119,928	$2,013,987	$105,941	5.3%

Operating income (GAAP)	$532,282	$492,417	$39,865	8.1%
Impact of restructuring costs (1)	21,377	40,089	(18,712)	(46.7)
Impact of acquisition-related costs (2)	25,799	25,370	429	1.7
Operating income adjusted for certain items (Non-GAAP)	$579,458	$557,876	$21,582	3.9%

Net earnings (GAAP)	$284,113	$275,167	$8,946	3.3%
Impact of restructuring costs (1)	21,377	40,089	(18,712)	(46.7)
Impact of acquisition-related costs (2)	25,799	25,370	429	1.7
Tax impact of restructuring costs (3)	(5,691)	(15,111)	9,420	(62.3)
Tax impact of acquisition-related costs (3)	(6,110)	(6,726)	616	(9.2)
Impact of US transition tax	115,000	—	115,000	NM
Impact of US balance sheet remeasurement from tax law change	(14,477)	—	(14,477)	NM
Impact of France and U.K. tax law changes	(8,137)	—	(8,137)	NM
Net earnings adjusted for certain items (Non-GAAP)	411,874	318,789	93,085	29.2
Impact of US tax rate change	(64,731)	—	(64,731)	NM
Net earnings further adjusted (Non-GAAP)	$347,143	$318,789	$28,354	8.9%

Diluted earnings per share (GAAP)	$0.54	$0.50	$0.04	8.0%
Impact of restructuring costs (1)	0.04	0.07	(0.03)	(42.9)
Impact of acquisition-related costs (2)	0.05	0.05	—	—
Tax impact of restructuring costs (3)	(0.01)	(0.03)	0.02	(66.7)
Tax impact of acquisition-related costs (3)	(0.01)	(0.01)	—	—
Impact of US transition tax	0.22	—	0.22	NM
Impact of US balance sheet remeasurement from tax law change	(0.03)	—	(0.03)	NM
Impact of France and U.K. tax law changes	(0.02)	—	(0.02)	NM
Diluted EPS adjusted for certain items (Non-GAAP) (4)	$0.78	$0.58	$0.20	34.5%
Impact of US tax rate change	(0.12)	—	(0.12)	NM
Diluted EPS further adjusted (Non-GAAP) (4)	$0.66	$0.58	$0.08	13.8%

(1) Fiscal 2018 includes business technology transformation initiative costs, restructuring expenses within our Brakes operations, professional fees on three-year financial objectives and severance charges related to restructuring. Fiscal 2017 includes $28 million in accelerated depreciation associated with our revised business technology strategy and $12 million related to severance charges pertaining to restructuring, professional fees on three-year financial objectives, costs to convert to legacy systems in conjunction with our revised business technology strategy and restructuring expenses within our Brakes operations.
(2) Fiscal 2018 and fiscal 2017 each include $19 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $5 million in integration costs.
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
NM represent that the percentage change is not meaningful.

	26-Week Period Ended Dec. 30, 2017	26-Week Period Ended Dec. 31, 2016	Change in Dollars	%/bps Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$4,337,680	$4,204,532	$133,148	3.2%
Impact of restructuring costs (1)	(40,430)	(78,374)	37,944	(48.4)
Impact of acquisition-related costs (2)	(45,545)	(47,079)	1,534	(3.3)
Operating expenses adjusted for certain items (Non-GAAP)	$4,251,705	$4,079,079	$172,626	4.2%

Operating income (GAAP)	$1,155,374	$1,059,250	$96,124	9.1%
Impact of restructuring costs (1)	40,430	78,374	(37,944)	(48.4)
Impact of acquisition-related costs (2)	45,545	47,079	(1,534)	(3.3)
Operating income adjusted for certain items (Non-GAAP)	$1,241,349	$1,184,703	$56,646	4.8%

Net earnings (GAAP)	$651,753	$599,054	$52,699	8.8%
Impact of restructuring costs (1)	40,430	78,374	(37,944)	(48.4)
Impact of acquisition-related costs (2)	45,545	47,079	(1,534)	(3.3)
Tax impact of restructuring costs (3)	(12,654)	(19,072)	6,418	(33.7)
Tax impact of acquisition-related costs (3)	(11,088)	(10,528)	(560)	5.3
Impact of US transition tax	115,000	—	115,000	NM
Impact of US balance sheet remeasurement from tax law change	(14,477)	—	(14,477)	NM
Impact of France and U.K. tax law changes	(8,137)	—	(8,137)	NM
Net earnings adjusted for certain items (Non-GAAP)	806,372	694,907	111,465	16.0
Impact of US tax rate change	(64,731)	—	(64,731)	NM
Net earnings further adjusted (Non-GAAP)	$741,641	$694,907	$46,734	6.7%

Diluted earnings per share (GAAP)	$1.23	$1.08	$0.15	13.9%
Impact of restructuring costs (1)	0.08	0.14	(0.06)	(42.9)
Impact of acquisition-related costs (2)	0.09	0.08	0.01	12.5
Tax impact of acquisition-related costs (3)	(0.02)	(0.03)	0.01	(33.3)
Tax impact of acquisition financing costs (3)	(0.02)	(0.02)	—	—
Impact of US transition tax	0.22	—	0.22	NM
Impact of US balance sheet remeasurement from tax law change	(0.03)	—	(0.03)	NM
Impact of France and U.K. tax law changes	(0.02)	—	(0.02)	NM
Diluted EPS adjusted for certain items (Non-GAAP) (4)	1.52	1.25	0.27	21.6%
Impact of US tax rate change	(0.12)	—	(0.12)	NM
Diluted EPS further adjusted (Non-GAAP) (4)	$1.40	$1.25	$0.15	12.0%

(1) Fiscal 2018 includes business technology transformation initiative costs, professional fees on three-year financial objectives, restructuring expenses within our Brakes operations and severance charges related to restructuring. Fiscal 2017 includes $56 million in accelerated depreciation associated with our revised business technology strategy and $22 million related to professional fees on 3-year financial objectives, restructuring expenses within our Brakes operations, severance charges and costs to convert to legacy systems in conjunction with our revised business technology strategy.
(2) Fiscal 2018 and fiscal 2017 include $31 million and $38 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $10 million and $7 million in integration costs, respectively.
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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented:

	13-Week Period Ended Dec. 30, 2017	13-Week Period Ended Dec. 31, 2016	Change in Dollars	%/bps Change
INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$547,209	$491,401	$55,808	11.4%
Impact of restructuring costs (1)	(5,602)	(5,590)	(12)	0.2
Impact of acquisition-related costs (2)	(20,809)	(20,293)	(516)	2.5
Operating expenses adjusted for certain items (Non-GAAP)	$520,798	$465,518	$55,280	11.9%

Operating income (GAAP)	$52,438	$84,814	$(32,376)	(38.2)%
Impact of restructuring costs (1)	5,602	5,590	12	0.2
Impact of acquisition related costs (2)	20,809	20,293	516	2.5
Operating income adjusted for certain items (Non-GAAP)	$78,849	$110,697	$(31,848)	(28.8)%

CORPORATE
Operating expenses (GAAP)	$232,921	$279,765	$(46,844)	(16.7)%
Impact of restructuring costs (3)	(15,775)	(34,029)	18,254	(53.6)
Impact of acquisition-related costs (4)	(4,990)	(5,078)	88	(1.7)
Operating expenses adjusted for certain items (Non-GAAP)	$212,156	$240,658	$(28,502)	(11.8)%

Operating income (GAAP)	$(233,106)	$(280,666)	$47,560	(16.9)%
Impact of restructuring costs (3)	15,775	34,029	(18,254)	(53.6)
Impact of acquisition-related costs (4)	4,990	5,078	(88)	(1.7)
Operating income adjusted for certain items (Non-GAAP)	$(212,341)	$(241,559)	$29,218	(12.1)%

(1) Includes Brakes Acquisition-related restructuring charges and other severance charges related to restructuring.
(2) Fiscal 2018 and fiscal 2017 include $19 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.
(3) Fiscal 2018 includes business technology transformation initiative costs, professional fees on three-year financial objectives and severance charges related to restructuring. Fiscal 2017 includes $28 million in accelerated depreciation associated with our revised business technology strategy and $10 million in severance charges related to restructuring, professional fees on three-year financial objectives and costs to convert to legacy systems in conjunction with our revised business technology strategy.
(4) Fiscal 2018 and fiscal 2017 include $5 million related to integration costs from the Brakes Acquisition.
NM represent that the percentage change is not meaningful.

	26-Week Period Ended Dec. 30, 2017	26-Week Period Ended Dec. 31, 2016	Change in Dollars	%/bps Change
INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,085,666	$1,010,372	$75,294	7.5%
Impact of restructuring costs (1)	(9,500)	(10,271)	771	(7.5)
Impact of acquisition-related costs (2)	(35,323)	(39,790)	4,467	(11.2)
Operating expenses adjusted for certain items (Non-GAAP)	$1,040,843	$960,311	$80,533	8.4%

Operating income (GAAP)	$129,084	$164,249	$(35,165)	(21.4)%
Impact of restructuring costs (1)	9,500	10,271	(771)	(7.5)
Impact of acquisition related costs (2)	35,323	39,790	(4,467)	(11.2)
Operating income adjusted for certain items (Non-GAAP)	$173,907	$214,310	$(40,403)	(18.9)%

CORPORATE
Operating expenses (GAAP)	$475,053	$547,645	$(72,592)	(13.3)%
Impact of restructuring costs (3)	(30,930)	(67,633)	36,703	(54.3)
Impact of acquisition-related costs (4)	(10,222)	(7,290)	(2,932)	40.2
Operating expenses adjusted for certain items (Non-GAAP)	$433,901	$472,722	$(38,821)	(8.2)%

Operating income (GAAP)	$(476,390)	$(551,407)	$75,017	(13.6)%
Impact of restructuring costs (3)	30,930	67,633	(36,703)	(54.3)
Impact of acquisition-related costs (4)	10,222	7,290	2,932	40.2
Operating income adjusted for certain items (Non-GAAP)	$(435,238)	$(476,484)	$41,246	(8.7)%

(1) Includes Brakes Acquisition-related restructuring charges and other severance charges pertaining to restructuring.
(2) Fiscal 2018 and 2017 include $31 million and $38 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.
(3) Fiscal 2018 includes business technology transformation initiative costs, professional fees on three-year financial objectives and severance charges related to restructuring. Fiscal 2017 includes $56 million in accelerated depreciation associated with our revised business technology strategy and $18 million in professional fees on three-year financial objectives, severance charges related to restructuring and costs to convert to legacy systems in conjunction with our revised business technology strategy.
(4) Fiscal 2018 and 2017 include $10 million and $7 million, respectively, related to integration costs from the Brakes Acquisition.
NM represent that the percentage change is not meaningful.

Three-Year Financial Targets

Sysco management considers adjusted ROIC to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company’s long-term capital investments. In addition, we have targets and expectations that are based on adjusted results, including an adjusted ROIC target of 15% under our current three-year plan and 16% under our new three-year plan. We cannot predict with certainty when we will achieve these results or whether the calculation of our ROIC in such future period will be on an adjusted basis due to the effect of Certain Items, which would be excluded from such calculation. Due to these uncertainties, to the extent our future calculation of ROIC is on an adjusted basis excluding Certain Items, we cannot provide a quantitative reconciliation of this non-GAAP measure to the most directly comparable GAAP measure without unreasonable effort. However, we would expect to calculate adjusted ROIC, if applicable, in the same manner as we have calculated this historically. All components of our adjusted ROIC calculation would be impacted by Certain Items. We calculate adjusted ROIC as adjusted net earnings divided by (i) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year.

Form of calculation:
Net earnings (GAAP)
Impact of Certain Items on net earnings
Adjusted net earnings (Non-GAAP)

Invested Capital (GAAP)
Adjustments to invested capital
Adjusted Invested capital (GAAP)

Return on investment capital (GAAP)
Return on investment capital (Non-GAAP)

Additional targets and expectations include our adjusted operating income target that we expect to achieve by the end of fiscal 2018 under our current three-year plan and fiscal 2020 under our new three-year plan. Our fiscal 2020 three-year plan further includes target amounts for adjusted net earnings and adjusted diluted earnings per share. Due to uncertainties in projecting Certain Items, we cannot provide a quantitative reconciliation of these non-GAAP measures to the most directly comparable GAAP measures without unreasonable effort. However, we would expect to calculate these adjusted results in the same manner as the reconciliations provided for the historical periods that are presented herein. The impact of future Certain Items could cause projected non-GAAP amounts to differ significantly from our GAAP results. Sysco’s three-year targets for fiscal 2018 were developed assuming U.S. statutory tax rates would not change. In order to communicate the final fiscal 2018 results as compared to these targets, Sysco will provide results that exclude the impact of U.S. tax reform. The objectives targeted in our new three-year plan that concludes in fiscal 2020 are subject to change, as we continue to assess the impact of the recently enacted U.S. tax reform; however, we anticipate our three-year plan earnings targets will be positively impacted.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 26 weeks of fiscal 2018 to the first 26 weeks of fiscal 2017:

•
Cash flows from operations were $933.2 million in 2018, compared to $639.4 million in 2017, primarily due to lower tax payments resulting from relief provided in connection with the impact of Hurricane Harvey;

•	Capital expenditures totaled $258.6 million in 2018, compared to $285.7 million in 2017;

•
Free cash flow was $678.5 million in 2018, compared to $365.3 million in 2017, primarily due to lower tax payments resulting from relief provided in connection with the impact of Hurricane Harvey; (see “Non-GAAP Reconciliations” below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses, net of cash received, was $147.6 million in 2018, compared to $2.9 billion in 2017;

•	Commercial paper issuances and net bank borrowings were $630.3 million in 2018, compared to $1.0 billion of commercial paper issuances and bank borrowings in 2017;

•	Dividends paid were $346.9 million in 2018, compared to $343.4 million in 2017; and

•	Cash paid for treasury stock repurchases was $750.5 million in 2018, compared to $1.2 billion in 2017.

Sources and Uses of Cash

Sysco’s strategic objectives include continuous investment in our business; these investments are funded by a combination of cash from operations and access to capital from financial markets.  Our operations historically have produced significant cash flow.  Cash generated from operations is generally allocated to:

•	working capital requirements;

•	investments in facilities, systems, fleet, other equipment and technology;

•	cash dividends;

•	acquisitions compatible with our overall growth strategy;

•	contributions to our various retirement plans; and

•	debt repayments and share repurchases.

We currently estimate $200 million to $300 million in annual savings from lower taxes as a result of the Tax Act. We will continue to evaluate our options with regard to how best to utilize these savings and will maintain our capital allocation priorities. We believe this is an opportunity to reinvest in our business and further strengthen our competitive advantage.

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

As of December 30, 2017, we had $961.1 million in cash and cash equivalents, approximately 72.0% of which was held by our international subsidiaries generated from our earnings of international operations.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations; however, this potential tax obligation has not been accrued for as a result of the company’s ability and intent to not repatriate this cash. This assertion will continue to be assessed due to the recent enactment of the Tax Act.

In December 2017, Sysco established a wholly owned captive insurance subsidiary (Captive). The primary purpose of the Captive is to enhance Sysco’s risk financing strategies by providing Sysco the opportunity to negotiate insurance premiums in the non-retail insurance market. The formation of the Captive will result in a one-time benefit to free cash flow of between $55 million and $60 million due to accelerated tax deductibility of the initial premium paid to the Captive in the last half of fiscal 2018. Further, the Captive must maintain a sufficient level of cash to fund future reserve payments. As of December 30, 2017, we had $152.9 million of restricted cash and restricted cash equivalents primarily held by the Captive in a cash deposit account in order to meet solvency requirements.

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

Cash Flows

Operating Activities

We generated $933.2 million in cash flows from operations in the first 26 weeks of fiscal 2018, compared to cash flows of $639.4 million in the first 26 weeks of fiscal 2017. This increase of $293.8 million year-over-year was largely due to favorable comparison on accrued expense, accrued income taxes and higher operating results, partially offset by working capital.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a negative impact of $118.5 million on the period-over-period change in cash flow from operations. This was primarily from working capital investments in support of sales growth.

The positive comparison on accrued expenses was primarily due to a $70.2 million decrease in other accruals, such as corporate business technology accruals and professional fee accruals. There was also a $52.5 million decrease from incentive payments. Our annual incentive payments from the prior fiscal year are paid in the first quarter of each fiscal year. Our fiscal 2017 performance resulted in lower incentive payments, paid in the first quarter of fiscal 2018, as compared to our payments in the first quarter of fiscal 2017, that resulted from our fiscal 2016 performance.

In fiscal 2018, due to relief provided in connection with the impact of Hurricane Harvey, our tax payments will not be made until our third quarter of fiscal 2018, resulting in a favorable variance in the first 26 weeks of fiscal 2018 as compared to the same period in fiscal 2017. Total tax payments have decreased by $383.8 million. Our tax payments will likely resume in the third quarter of fiscal 2018.

Seasonal trends also impact our cash flows from operations, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. We believe our operating cash flows for fiscal 2018 will be generally consistent with the results achieved in fiscal 2017.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2018 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment, including supply chain opportunities involving Sysco Europe. Our capital expenditures in the first 26 weeks of fiscal 2018 were higher by $27.1 million as compared to the first 26 weeks of fiscal 2017.

During the first 26 weeks of fiscal 2018, we paid $147.6 million for acquisitions made during fiscal 2018, net of cash acquired primarily for the acquisitions, including HFM and the remaining 50% interest in our joint venture in Costa Rica.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  Our free cash flow for the first 26 weeks of fiscal 2018 increased by $313.2 million, to $678.5 million, as compared to the first 26 weeks of fiscal 2017, principally as a result of a year-over-year increase in accrued expenses and accrued income taxes.

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

	26-Week Period Ended Dec. 30, 2017	26-Week Period Ended Dec. 31, 2016
	(In thousands)
Net cash provided by operating activities (GAAP)	$933,204	$639,401
Additions to plant and equipment	(258,577)	(285,692)
Proceeds from sales of plant and equipment	3,878	11,639
Free Cash Flow (Non-GAAP)	$678,505	$365,348

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

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $172.3 million in the first 26 weeks of fiscal 2018, as compared to $113.9 million in the first 26 weeks of fiscal 2017. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs.  The number of shares acquired and their cost during the first 26 weeks of fiscal 2018 were 14.2 million shares for $750.5 million, with 22.7 million shares repurchased in the first 26 weeks of fiscal 2017 for $1.2 billion. We repurchased 0.7 million additional shares for $41.7 million through January 19, 2018. In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. These repurchase programs are intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. All share repurchases in the first 26 weeks of fiscal 2018 were made under these authorizations. The number of shares we repurchase during the remainder of fiscal 2018 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash. At this time, we do not expect our repurchase activity to match the pace of repurchases that occurred in the first half of fiscal 2018.

Dividends paid in the first 26 weeks of fiscal 2018 were $346.9 million, or $0.66 per share, as compared to $343.4 million, or $0.62 per share, in the first 26 weeks of fiscal 2017.  In November 2017, we declared our regular quarterly dividend for the second quarter of fiscal 2018 of $0.36 per share, which was paid in January 2018.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 7, "Debt." Our outstanding borrowings at December 30, 2017, and repayment activity since the close of the second quarter of fiscal 2018, are disclosed within that note.  Updated amounts through January 19, 2018, include:

•	$788.3 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

During the first 26 weeks of fiscal 2018 and 2017, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 1.44% and 0.71%, respectively.

Included in current maturities of long-term debt as of December 30, 2017 are the 5.25% senior notes totaling $500 million, which mature in February 2018. It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes or a combination thereof.

Contractual Obligations

Our 2017 Form 10-K contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of July 1, 2017. Since July 1, 2017, the only material change to our specified contractual obligations relates to the one-time transition tax liability that we are required to pay over an eight-year period beginning in the first quarter of fiscal 2019 due to the provisions enacted as part of the Tax Act. As noted in Note 11, "Income Taxes," our transition tax liability is currently a provisional estimate. The following table sets forth, as of December 30, 2017, certain information updating the contractual obligations and commitments to make contractual future payments disclosed in our 2017 Form 10-K:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
One-time transition tax liability	$115,000	$19,761	$16,563	$16,563	$62,113

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

Goodwill and Intangible Assets

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

As discussed in Note 11, “Income Taxes,” on December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will affect the company’s fiscal year ending June 30, 2018. Also, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The company has not completed its accounting for the income tax effects of certain elements of the Tax Act, as indicated in Note 11, “Income Taxes.” Once Sysco has completed its accounting for the income tax effects of the Tax Act, the ultimate impact may differ from the provisional amounts recorded due to additional analysis, changes in interpretations and assumptions the company has made, additional regulatory guidance that may be issued, and actions the company may take as a result of the Tax Act. The accounting is not expected to extend beyond one year from the Tax Act enactment date.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continues,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. Examples of forward-looking statements include, but are not limited to, statements about:

•	our expectations and beliefs regarding our fair value estimates;

•	our expectations with respect to achieving our three-year financial targets through fiscal 2018 and our new three-year financial objectives through fiscal 2020;

•	the impact of general economic conditions on our business and our industry in the Unites States and abroad;

•	our expectations regarding inflation and other economic trends in the United States and abroad;

•	changes in future depreciation expense;

•	our expectations regarding our effective tax rate and the positive impact of the Tax Act generally and on our three-year financial plan earnings targets;

•	our expectations regarding multi-unit customer growth;

•	our expectations regarding future performance and growth, including operating performance and operating income growth;

•	our expectations regarding operating expense;

•	our expectations regarding the calculation of adjusted return on invested capital and adjusted operating income;

•	our expectations regarding our capital allocation priorities;

•	our expectations regarding cash held by international subsidiaries, including our need to repatriate cash held outside of the U.S. in a tax-efficient manner;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	our ability to meet future cash requirements, including the ability to access financial markets effectively, including issuances of debt securities, and maintain sufficient liquidity;

•	our ability to effectively access the commercial paper market and long-term capital markets;

•	our expectations regarding operating cash flow, cash flow growth and free cash flow;

•	our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof;

•	our expectations regarding 2018 fuel prices; and

•	our expectations regarding share repurchases.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our 2017 Form 10-K and the updated risk factor discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q:

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our 2017 Form 10-K and the updated risk factor discussed in Part II. Item 1A of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk.  For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017. There have been no significant changes to our market risks since July 1, 2017, except as noted below.

Interest Rate Risk

At December 30, 2017, there were $750.0 million in commercial paper issuances outstanding.  Total debt as of December 30, 2017 was $8.8 billion, of which approximately 66% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. During the first 26 weeks of fiscal 2018 and fiscal 2017, fuel costs related to outbound deliveries represented approximately 0.5% and 0.4% of sales, respectively.

We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements.  As of December 30, 2017, we had diesel fuel swaps with a total notional amount of approximately 24 million gallons through June 2018.  These swaps will lock in the price of approximately 55% to 60% of our projected fuel purchase needs for fiscal 2018. Additional swaps have been entered into for hedging activity in fiscal 2019. As of December 30, 2017, we had diesel fuel swaps with a total notional amount of approximately 20 million gallons specific to fiscal 2019. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of December 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 1, 2017, in addition to the updated risk noted below.

Changes in applicable tax laws or regulations and the resolution of tax disputes could negatively affect our financial results.

As a multinational corporation, we are subject to income taxes, as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, the U.S. and many countries in the EU where we do business are actively considering or have recently enacted changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals.

In particular, the U.S. government enacted on December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, the estimated impacts of which are disclosed elsewhere in this report. The final effects of the Tax Act may differ materially from our estimates, due to, among other things, changes in interpretations of the Tax Act, any further legislative actions to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, and/or any updates to estimates the company has utilized to calculate the effects. In addition, as discussed more fully at Note 11, “Income Taxes,” our accounting for certain elements of the Tax Act is incomplete, and we were not able to make reasonable estimates of the effects of those elements in our financial statements included in this Report on Form 10-Q. Completion of our accounting for such elements could result in charges or other adjustments that materially adversely impact our financial results for fiscal 2018.

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

Given the breadth and complexity of the Tax Act, as well as the unpredictability of possible further changes to the U.S. or foreign tax laws and regulations and their potential interdependency, it is very difficult to predict the cumulative effect of such tax laws and regulations on our results of operations and cash flow, but such laws and regulations (and changes thereto) could materially adversely impact our financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the first 26 weeks of fiscal 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
October 1 - October 28	2,612,212	$54.39	2,610,098	—
Month #2
October 29 - November 25	1,074,356	55.02	1,062,800	—
Month #3
November 26 - December 30	—	—	—	—
Total	3,686,568	$54.57	3,672,898	—

(1) The total number of shares purchased includes 2,114, 11,556 and 0 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We routinely engage in share repurchase programs. In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. These repurchase programs are intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. These share repurchase programs were approved using a dollar value limit and, therefore, is not included in the table above for “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.”

We repurchased 14.2 million shares during the first 26 weeks of fiscal 2018, resulting in a remaining authorization under this program of approximately $1.7 billion. We purchased 22.7 million shares in the first 26 weeks of fiscal 2017. We purchased approximately 680,000 additional shares under these authorizations through January 19, 2018. The number of shares we repurchase during the remainder of fiscal 2018 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash. At this time, we do not expect our repurchase activity to match the pace of repurchases that occurred in the first half of fiscal 2018.

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

Sysco Corporation
(Registrant)

Date: February 5, 2018	By:	/s/ THOMAS L. BENÉ
Thomas L. Bené
President and Chief Executive Officer

Date: February 5, 2018	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: February 5, 2018	By:	/s/ ANITA A. ZIELINSKI
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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1#†	—	Amendment 2018-1 to the Sysco Corporation Management Savings Plan.

10.2#†	—	Amendment 2017-1 to the Sysco Corporation 2007 Long-Term Incentive Plan.

10.3#†	—	Sysco Corporation Non-Employee Directors Stock Election Policy.

10.4#†	—	Form of Restricted Stock Award Agreement for Directors pursuant to the 2013 Long-Term Incentive Plan.

10.5#†	—
Form of Restricted Stock Award Agreement for Directors pursuant to the 2013 Long-Term Incentive Plan for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan.

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
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017 filed with the SEC on February 5, 2018, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of December 30, 2017, July 1, 2017 and December 31, 2016, (ii) Consolidated Results of Operations for the thirteen and twenty six week periods ended December 30, 2017 and December 31, 2016, (iii) Consolidated Statements of Comprehensive Income for the thirteen and twenty six week periods ended December 30, 2017 and December 31, 2016, (iv) Consolidated Cash Flows for the twenty six week periods ended December 30, 2017 and December 31, 2016, and (v) the Notes to Consolidated Financial Statements.

___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith