Form 10-Q
period 2018-03-31
SYSCO CORP
filed 2018-05-08
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐     No ☑

520,988,380 shares of common stock were outstanding as of April 20, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Mar. 31, 2018	Jul. 1, 2017	Apr. 1, 2017
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$901,551	$869,502	$855,133
Accounts and notes receivable, less allowances of $65,647, $31,059, and $56,525	4,227,743	4,012,393	4,282,038
Inventories, net	3,259,771	2,995,598	2,944,327
Prepaid expenses and other current assets	231,064	139,185	139,298
Income tax receivable	95,742	16,760	104,765
Total current assets	8,715,871	8,033,438	8,325,561
Plant and equipment at cost, less depreciation	4,392,158	4,377,302	4,271,707
Other long-term assets
Goodwill	4,066,186	3,916,128	3,767,906
Intangibles, less amortization	1,056,068	1,037,511	1,085,946
Deferred income taxes	4,289	142,472	190,145
Other assets	394,570	249,804	279,635
Total other long-term assets	5,521,113	5,345,915	5,323,632
Total assets	$18,629,142	$17,756,655	$17,920,900
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$6,606	$3,938	$24,676
Accounts payable	4,235,856	3,971,112	3,849,670
Accrued expenses	1,515,682	1,576,221	1,328,773
Accrued income taxes	—	14,540	—
Current maturities of long-term debt	288,055	530,075	526,691
Total current liabilities	6,046,199	6,095,886	5,729,810
Long-term liabilities
Long-term debt	8,835,156	7,660,877	8,026,617
Deferred income taxes	161,193	161,715	185,178
Other long-term liabilities	1,199,472	1,373,822	1,568,523
Total long-term liabilities	10,195,821	9,196,414	9,780,318
Commitments and contingencies
Noncontrolling interests	35,909	82,839	80,244
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,357,399	1,327,366	1,307,914
Retained earnings	9,850,739	9,447,755	9,317,377
Accumulated other comprehensive loss	(1,075,484)	(1,262,737)	(1,505,437)
Treasury stock at cost, 244,419,011, 235,135,699 and 229,075,540 shares	(8,546,616)	(7,896,043)	(7,554,501)
Total shareholders' equity	2,351,213	2,381,516	2,330,528
Total liabilities and shareholders' equity	$18,629,142	$17,756,655	$17,920,900
Note: The July 1, 2017 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2018	Apr. 1, 2017	Mar. 31, 2018	Apr. 1, 2017
Sales	$14,349,504	$13,524,172	$43,411,418	$40,950,094
Cost of sales	11,673,876	10,990,037	35,242,736	33,152,177
Gross profit	2,675,628	2,534,135	8,168,682	7,797,917
Operating expenses	2,189,695	2,098,173	6,527,375	6,302,705
Operating income	485,933	435,962	1,641,307	1,495,212
Interest expense	136,145	81,004	303,015	226,858
Other expense (income), net	(15,096)	(4,815)	(24,776)	(14,351)
Earnings before income taxes	364,884	359,773	1,363,068	1,282,705
Income taxes	34,799	121,495	381,230	445,373
Net earnings	$330,085	$238,278	$981,838	$837,332

Net earnings:
Basic earnings per share	$0.63	$0.44	$1.88	$1.53
Diluted earnings per share	0.63	0.44	1.85	1.52

Average shares outstanding	521,832,671	539,291,561	523,468,845	546,619,776
Diluted shares outstanding	527,990,563	544,068,915	529,434,527	551,797,431
Dividends declared per common share	$0.36	$0.33	$1.05	$0.97

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2018	Apr. 1, 2017	Mar. 31, 2018	Apr. 1, 2017
Net earnings	$330,085	$238,278	$981,838	$837,332
Other comprehensive income (loss):
Foreign currency translation adjustment	72,010	89,799	212,594	(189,884)
Items presented net of tax:
Amortization of cash flow hedges	2,155	1,770	6,080	5,310
Change in net investment hedges	(31,526)	(16,464)	(47,703)	8,797
Change in cash flow hedges	(10,473)	(4,711)	(7,355)	2,843
Amortization of prior service cost	1,807	1,752	5,098	5,256
Amortization of actuarial loss, net	6,571	5,013	18,539	20,359
Total other comprehensive income (loss)	40,544	77,159	187,253	(147,319)
Comprehensive income	$370,629	$315,437	$1,169,091	$690,013

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	39-Week Period Ended
	Mar. 31, 2018	Apr. 1, 2017
Cash flows from operating activities:
Net earnings	$981,838	$837,332
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	72,742	65,560
Depreciation and amortization	563,732	667,275
Amortization of debt issuance and other debt-related costs	21,095	25,156
Loss on extinguishment of debt	53,104	—
Deferred income taxes	142,242	(40,286)
Provision for losses on receivables	32,387	19,255
Other non-cash items	3,325	(338)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(157,355)	(292,530)
(Increase) in inventories	(202,779)	(80,660)
(Increase) decrease in prepaid expenses and other current assets	(27,301)	5,827
Increase in accounts payable	111,888	318,760
(Decrease) in accrued expenses	(65,993)	(229,925)
(Decrease) in accrued income taxes	(100,131)	(182,089)
(Increase) in other assets	(46,671)	(42,669)
(Decrease) increase in other long-term liabilities	(257,936)	11,756
Net cash provided by operating activities	1,124,187	1,082,424
Cash flows from investing activities:
Additions to plant and equipment	(372,612)	(413,776)
Proceeds from sales of plant and equipment	16,910	19,091
Acquisition of businesses, net of cash acquired	(203,608)	(2,910,461)
Net cash (used for) investing activities	(559,310)	(3,305,146)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	638,300	1,286,452
Other debt borrowings	1,005,490	2,010
Other debt repayments	(538,967)	(146,780)
Tender and redemption premiums for senior notes	(281,762)	—
Debt issuance costs	(7,081)	(5,094)
Proceeds from stock option exercises	238,392	175,332
Cash paid for shares withheld to cover taxes	(20,664)	(23,652)
Treasury stock purchases	(910,966)	(1,531,074)
Dividends paid	(534,741)	(521,806)
Net cash (used for) financing activities	(411,999)	(764,612)
Effect of exchange rates on cash, cash equivalents and restricted cash	24,745	(76,833)
Net increase (decrease) in cash, cash equivalents and restricted cash	177,623	(3,064,167)
Cash, cash equivalents and restricted cash at beginning of period	869,502	3,919,300
Cash, cash equivalents and restricted cash at end of period	$1,047,125	$855,133
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$226,882	$263,421
Income taxes	218,059	673,076

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

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	Mar. 31, 2018	Apr. 1, 2017
	(In thousands)
Cash and cash equivalents	$901,551	$855,133
Restricted cash (1)	145,574	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$1,047,125	$855,133

(1) Restricted cash as of March 31, 2018 primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, formed in the second quarter of fiscal 2018, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. In addition, the restricted cash balance includes cash related to acquisitions that is held in escrow until certain obligations are met. Restricted cash is primarily located within other assets in the consolidated balance sheet as of March 31, 2018, with a lesser amount reported in other current assets.

2. CHANGES IN ACCOUNTING

Income Tax Accounting Implications of the Tax Cuts and Jobs Act

On December 22, 2017, the United States (U.S.) government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the company’s fiscal year ending June 30, 2018. The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Sysco has implemented SAB 118 and has provided required disclosures in Note 11, “Income Taxes.”

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Sysco has early adopted the standard using the modified retrospective approach to existing hedging relationships as of the second quarter of fiscal 2018, rather than in fiscal 2020 as required by the ASU. Sysco believes that an early adoption of the hedging standard will provide a better alignment between risk management activities and hedge accounting, and reduce total cost of ownership of the risk management program. All transition requirements have been applied to hedging relationships existing on the date of adoption and the effect of the adoption is reflected as of the beginning of fiscal 2018. The cumulative effect of the accounting change on the opening balance of retained earnings was immaterial to Sysco’s consolidated balance sheet. All required disclosures under ASU 2017-12 have been made in Note 6, “Derivative Financial Instruments.”

Restricted Cash

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling between the beginning and ending cash balances on the statement of cash flows. We retrospectively adopted the standard in the second quarter of fiscal 2018, which was one year earlier than required. The adoption increases the ending cash balance within our statement of cash flows by the aggregate amount of our restricted cash balances and requires a new disclosure to reconcile the cash balances within our statement of cash flows to the balance sheets. See Supplemental Cash Flow Information within Note 1, “Basis of Presentation.” There were no material restricted cash balances in prior periods, and, therefore, there is no material impact to amounts reported for prior periods due to the retrospective adoption of this ASU.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The company elected to maintain the current policy to estimate forfeitures expected to occur to determine stock-based compensation expense. Further, the company adopted the provisions that have changed its accounting for excess tax benefits, or detriments. Excess tax benefits, or detriments, were previously included within additional paid-in capital in the consolidated balance sheet and were a part of the diluted share calculation. With the adoption of ASU 2016-09 on a prospective basis, excess tax benefits, or detriments, are included within income tax expense in the consolidated results of operations and are no longer a part of the diluted share calculation. In the third quarter and the first 39 weeks of fiscal 2018, the company recognized excess tax benefits of $14.9 million and $45.7 million from stock option exercises and restricted stock unit vestings that occurred during the respective periods.

The standard also requires several presentation changes with regard to the statement of cash flows. Cash flows related to excess tax benefits or detriments are included in net cash provided by operating activities, rather than as a financing activity. Sysco chose a retrospective application of this provision; therefore, amounts presented for fiscal 2017 reflect the guidance required by this ASU. The standard further requires that cash paid by an employer, when directly withholding shares for tax withholding purposes, should be classified as a financing activity and applied retrospectively. Cash payments of $20.7 million and $23.7 million to tax authorities in connection with shares withheld to meet statutory income tax withholding requirements are presented as a financing activity in the consolidated statement of cash flows for fiscal 2018 and fiscal 2017, respectively.

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

3.  NEW ACCOUNTING STANDARDS

Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update eliminate the stranded tax effects resulting from the Tax Act; however, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which is fiscal 2020 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has issued subsequent amendments to this guidance. This new standard will replace all current guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods within new fiscal years beginning after December 15, 2017, which is fiscal 2019 for Sysco. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

As of the end of the third quarter of fiscal 2018, the company was nearing the completion of its assessment of the accounting required under Topic 606 and is completing its documentation of these conclusions. Based on the work completed to date, Sysco does not expect that the implementation of the new standard will have a material effect on the company’s financial statements. The company will continue its assessment and will adopt the standard in the first quarter of fiscal 2019 and expects to use the modified retrospective method. Enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition, are required.

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

4.  ACQUISITIONS

During the first 39 weeks of fiscal 2018, the company paid cash of $203.6 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved.  As of March 31, 2018, aggregate contingent consideration outstanding was $13.1 million, of which $9.7 million was recorded as earnout liabilities.

Brakes Group

On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group, pursuant to an agreement for the sale and purchase of securities in the capital of the Brakes Group, dated as of February 19, 2016, by and among Sysco, entities affiliated with Bain Capital Investors, LLC, and members of management of the Brakes Group (the Brakes Acquisition). The company paid cash of $2.9 billion, net of cash acquired, for the Brakes Acquisition. Following the closing of the Brakes Acquisition, the Brakes Group became a wholly owned subsidiary of Sysco.

The Brakes Group is a large European foodservice business supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to foodservice customers ranging from large customers, including leisure, pub, restaurant, hotel and contract catering groups, to smaller customers, including independent restaurants, hotels, fast food outlets, schools and hospitals. Brakes Group businesses include: Brakes, Brakes Catering Equipment, Brake France, Country Choice, Davigel, Fresh Direct, Freshfayre, M&J Seafood, Menigo Foodservice, Pauley’s, Wild Harvest and Woodward Foodservice. The Brakes Group’s largest businesses are in the United Kingdom (U.K.), France, and Sweden, in addition to a presence in Ireland, Belgium, Spain and Luxembourg.

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

Sysco’s policy is to invest in only high-quality investments.  Cash equivalents primarily include cash deposits, time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value:

•	Cash deposits included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 1 measurement in the tables below.

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

The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 6, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of March 31, 2018, July 1, 2017 and April 1, 2017:

	Assets Measured at Fair Value as of Mar. 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$384,528	$49,190	$—	$433,718
Prepaid expenses and other current assets (1)	43,364	—	—	43,364
Other assets (1)	102,211	—	—	102,211
Total assets at fair value	$530,103	$49,190	$—	$579,293

(1) Represents restricted cash balances recorded within other current assets and other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 1, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$238,954	$49,430	$—	$288,384
Total assets at fair value	$238,954	$49,430	$—	$288,384

	Assets Measured at Fair Value as of Apr. 1, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$91	$44,270	$—	$44,361
Total assets at fair value	$91	$44,270	$—	$44,361

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement.  The fair value of total debt was approximately $9.3 billion, $8.6 billion and $8.9 billion as of March 31, 2018, July 1, 2017 and April 1, 2017, respectively.  The carrying value of total debt was $9.1 billion, $8.2 billion and $8.6 billion as of March 31, 2018, July 1, 2017 and April 1, 2017, respectively.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. In March 2018, the company entered into an interest rate swap agreement that effectively converted $500.0 million of fixed rate debt maturing in 2025 to floating rate debt.

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

None of these hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of March 31, 2018 are below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
April 2019	U.S. Dollar	500
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk (1)
July 2021	British Pound Sterling	234
August 2021	British Pound Sterling	466
June 2023	Euro	500

Hedging of fuel risk
Various (April 2018 to January 2019)	Gallons	41

(1)	Foreign currency forward contracts used to hedge against foreign exchange exposures related to inventory purchases are not material to Sysco’s overall hedging portfolio.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of March 31, 2018, July 1, 2017 and April 1, 2017 are as follows:

		Derivative Fair Value
	Balance Sheet location	Mar. 31, 2018	Jul. 1, 2017	Apr. 1, 2017
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$—	$707	$659
Interest rate swaps	Other assets	1,800	—	—
Interest rate swaps	Other long-term liabilities	49,256	21,390	28,062

Cash Flow Hedges:
Fuel swaps	Other current assets	$12,381	$717	$—
Foreign currency forwards	Other current assets	533	—	—
Fuel swaps	Other assets	—	—	831
Cross currency swaps	Other assets	—	—	4,211
Fuel swaps	Other current liabilities	—	6,160	—
Foreign currency forwards	Other current liabilities	88	154	—
Foreign currency forwards	Other long-term liabilities	—	—	431
Fuel swaps	Other long-term liabilities	—	160	—
Cross currency swaps	Other long-term liabilities	34,690	5,816	—

Net Investment Hedges:
Foreign currency swaps	Other assets	$7,946	$—	$26,691
Foreign currency swaps	Other long-term liabilities	71,784	12,308	22,693
Foreign denominated debt	Long-term debt	616,450	571,450	532,750

The location and amount of gains or losses recognized in the consolidated results of operations for fair value and cash flow hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 31, 2018
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$11,673,876	$2,189,695	$136,145
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$419
Derivatives designated as hedging instruments	—	—	(15,740)
Gain or (loss) on cash flow hedging relationships:
Fuel swaps:
Gain or (loss) reclassified from AOCI into income	$—	$4,438	$—
Foreign currency contracts:
Gain or (loss) reclassified from AOCI into income	$348	$—	$—
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income (2)	$—	$—	$(2,873)

(1)	The hedged total includes interest expense of $13.6 million and change in fair value of debt of $14.1 million.

(2)	Losses reclassified from AOCI into income represent amortization of losses on forward starting interest rate swap agreements that were previously settled.

	39-Week Period Ended Mar. 31, 2018
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$35,242,736	$6,527,375	$303,015
Gain or (loss) on fair value hedging relationships:
Interest contracts:
Hedged items (1)	$—	$—	$(22,325)
Derivatives designated as hedging instruments	—	—	(26,729)
Gain or (loss) on cash flow hedging relationships:
Fuel swaps:
Gain or (loss) reclassified from AOCI into income	$—	$5,679	$—
Foreign currency contracts:
Gain or (loss) reclassified from AOCI into income	$1,178	$—	$—
Interest contracts:
Gain or (loss) reclassified from AOCI into income (2)	$—	$—	$(8,619)

(1)	The hedged total includes interest expense of $47.8 million and change in fair value of debt of $25.5 million.

(2)	Losses reclassified from AOCI into income represent amortization of losses on forward starting interest rate swap agreements that were previously settled.

The location and effect of derivatives not designated as hedging instruments on the consolidated results of operations for the 13-week period ended March 31, 2018, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 31, 2018
	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:	(In thousands)
Foreign currency contracts	Other expense (income)	$(6,743)

The location and effect of derivatives not designated as hedging instruments on the consolidated results of operations for the 39-week period ended March 31, 2018, presented on a pretax basis, are as follows:

	39-Week Period Ended Mar. 31, 2018
	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:	(In thousands)
Foreign currency contracts	Other expense (income)	$(8,859)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week period ended March 31, 2018, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 31, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(1,195)	Operating income	$4,438
Foreign currency contracts	(12,875)	Cost of goods sold	348
Total	$(14,070)		$4,786

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(24,420)	Other expense (income)	$—
Foreign denominated debt	(16,400)	Other expense (income)	—
Total	$(40,820)		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 39-week period ended March 31, 2018, presented on a pretax basis, are as follows:

	39-Week Period Ended Mar. 31, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$18,855	Operating income	$5,679
Foreign currency contracts	(27,450)	Cost of goods sold	1,178
Total	$(8,595)		$6,857

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(56,580)	Other expense (income)	$—
Foreign denominated debt	(45,000)	Other expense (income)	—
Total	$(101,580)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of March 31, 2018 are as follows:

	Mar. 31, 2018	Mar. 31, 2018
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(2,242,904)	$45,030

As of March 31, 2018, the total notional amount of Sysco’s pay-fixed/receivable-variable interest rate swaps was $2.3 billion.

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week period ending March 31, 2018, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 31, 2018
	Location of (Gain) or Loss Recognized (1)	Amount of (Gain) or Loss Recognized
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements (1)	Interest expense	$1,690

(1)	The effect of derivative instruments and related hedged items that are recorded in other comprehensive income (loss) are disclosed in Note 9, “Other Comprehensive Income.”

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 39-week period ending March 31, 2018, presented on a pretax basis, are as follows:

	39-Week Period Ended Mar. 31, 2018
	Location of (Gain) or Loss Recognized (1)	Amount of (Gain) or Loss Recognized
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements (1)	Interest expense	$1,268

(1)	The effect of derivative instruments and related hedged items that are recorded in other comprehensive income (loss) are disclosed in Note 9, “Other Comprehensive Income.”

7.  DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of March 31, 2018, there was $758.0 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 39 weeks of 2018, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from $254.5 million to approximately $1.5 billion.

Senior notes offering

On March 19, 2018, Sysco issued senior notes (the Notes) totaling $1.0 billion. Details of the Notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
March 15, 2025 (the 2025 Notes)	$500	3.55%	99.480%
March 15, 2048 (the 2048 Notes)	500	4.45	99.378

The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness. Interest on the Notes will be paid semi-annually on March 15 and September 15, beginning September 15, 2018. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the 2025 Notes before the date that is two months prior to the maturity date or (ii) the 2048 Notes before the date that is 6 months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed. If Sysco elects to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Notes redeemed to the redemption date.

Sysco used $330 million of the net proceeds from the offering to fund its company-sponsored tax-qualified U.S. pension plan (the Pension Plan). The Pension Plan’s funded status allows Sysco to set an investment strategy that more closely aligns the duration of the Pension Plan’s assets with the duration of its liabilities. The strategy will result in an asset portfolio that more closely matches the behavior of the liability, thereby reducing the volatility of the Pension Plan’s funded status.

Senior notes and debentures redemption related to the tender offer

Sysco used a portion of the net proceeds of the offering to fund the purchase, pursuant to a tender offer, of $230.5 million in combined aggregate principal amount of the following securities: its 7.160% debentures due 2027, its 6.500% debentures due 2028, its 5.375% senior notes due 2035 and its 6.625% senior notes due 2039. Holders of securities received an early tender payment of $50 per $1,000 principal amount of securities. Holders of such securities also received accrued and unpaid interest from, and including, the last interest payment date for their tendered securities, but not including, the early settlement date, which was March 23, 2018. The tender offer transaction was considered to be a debt extinguishment. As such, Sysco recognized a loss on extinguishment of $53.1 million, which was recorded as a component of interest expense in the accompanying consolidated results of operations. Of this loss, $51.2 million was attributable to the purchase premium paid to the lenders, $1.1 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed debentures and notes, and $0.8 million was attributable to an accelerated charge on the debt discount related to these debentures and notes.

Details of the debentures and senior notes purchased are as follows:

Maturity Date	Par Value	Coupon Rate	Principal amount tendered	Remaining Par Value after tender offer	Cash amount paid (including interest)
	(Dollars in millions)
April 15, 2027	$50	7.160%	$5.7	$44.3	$7.4
August 1, 2028	225	6.500	61.9	163.1	77.3
September 21, 2035	500	5.375	115.9	384.1	134.3
March 17, 2039	250	6.625	47.0	203.0	63.7

The remaining net proceeds from the offering were used to repay outstanding borrowings under Sysco’s commercial paper program and for other general corporate purposes.

In February 2018, Sysco repaid 5.25% senior notes totaling $500.0 million at maturity utilizing commercial paper borrowings.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2018	Apr. 1, 2017	Mar. 31, 2018	Apr. 1, 2017
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$330,085	$238,278	$981,838	$837,332
Denominator:
Weighted-average basic shares outstanding	521,832,671	539,291,561	523,468,845	546,619,776
Dilutive effect of share-based awards	6,157,892	4,777,354	5,965,682	5,177,655
Weighted-average diluted shares outstanding	527,990,563	544,068,915	529,434,527	551,797,431
Basic earnings per share	$0.63	$0.44	$1.88	$1.53
Diluted earnings per share	$0.63	$0.44	$1.85	$1.52

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 25,000 and 3,065,000 for the third quarter of fiscal 2018 and fiscal 2017, respectively. The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,071,000 and 3,349,000 for the first 39 weeks of fiscal 2018 and fiscal 2017, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $370.6 million and $315.4 million for the third quarter of fiscal 2018 and fiscal 2017, respectively. Comprehensive income was $1.2 billion and $690.0 million for the first 39 weeks of fiscal 2018 and fiscal 2017, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 31, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,409	$602	$1,807
Amortization of actuarial loss (gain), net	Operating expenses	8,761	2,190	6,571
Total reclassification adjustments		11,170	2,792	8,378
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	72,010	—	72,010
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	N/A	(14,070)	(3,597)	(10,473)
Change in net investment hedges	N/A	(40,820)	(9,294)	(31,526)
Total other comprehensive income (loss) before reclassification adjustments		(54,890)	(12,891)	(41,999)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive income (loss)		$31,163	$(9,381)	$40,544

		13-Week Period Ended Apr. 1, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,844	$1,092	$1,752
Amortization of actuarial loss (gain), net	Operating expenses	8,944	3,931	5,013
Total reclassification adjustments		11,788	5,023	6,765
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	89,799	—	89,799
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Interest expense	(7,647)	(2,936)	(4,711)
Change in net investment hedges	N/A	(12,775)	3,689	(16,464)
Total other comprehensive income (loss) before reclassification adjustments		(20,422)	753	(21,175)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	1,103	1,770
Total other comprehensive income		$84,038	$6,879	$77,159

		39-Week Period Ended Mar. 31, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$7,227	$2,129	$5,098
Amortization of actuarial loss (gain), net	Operating expenses	26,283	7,744	18,539
Total reclassification adjustments		33,510	9,873	23,637
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	212,594	—	212,594
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	N/A	(7,720)	(365)	(7,355)
Change in net investment hedge	N/A	(70,739)	(23,036)	(47,703)
Total other comprehensive income (loss) before reclassification adjustments		(78,459)	(23,401)	(55,058)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,619	2,539	6,080
Total other comprehensive income (loss)		$176,264	$(10,989)	$187,253

		39-Week Period Ended Apr. 1, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$8,532	$3,276	$5,256
Amortization of actuarial loss (gain), net	Operating expenses	32,152	11,793	20,359
Total reclassification adjustments		40,684	15,069	25,615
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	(189,884)	—	(189,884)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Interest expense	4,092	1,249	2,843
Change in net investment hedge	N/A	30,604	21,807	8,797
Total other comprehensive income (loss) before reclassification adjustments		34,696	23,056	11,640
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,619	3,309	5,310
Total other comprehensive (loss) income		$(105,885)	$41,434	$(147,319)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Mar. 31, 2018
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jul. 1, 2017	$(974,232)	$(148,056)	$(140,449)	$(1,262,737)
Equity adjustment from foreign currency translation	—	212,594	—	212,594
Amortization of cash flow hedges	—	—	6,080	6,080
Change in net investment hedges	—	—	(47,703)	(47,703)
Change in cash flow hedge	—	—	(7,355)	(7,355)
Amortization of unrecognized prior service cost	5,098	—	—	5,098
Amortization of unrecognized net actuarial losses	18,539	—	—	18,539
Balance as of Mar. 31, 2018	$(950,595)	$64,538	$(189,427)	$(1,075,484)

	39-Week Period Ended Apr. 1, 2017
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2016	$(1,104,484)	$(136,813)	$(116,821)	$(1,358,118)
Equity adjustment from foreign currency translation	—	(189,884)	—	(189,884)
Amortization of cash flow hedges	—	—	5,310	5,310
Change in cash flow hedges	—	—	2,843	2,843
Change in net investment hedges	—	—	8,797	8,797
Amortization of unrecognized prior service cost	5,256	—	—	5,256
Amortization of unrecognized net actuarial losses	20,359	—	—	20,359
Balance as of Apr. 1, 2017	$(1,078,869)	$(326,697)	$(99,871)	$(1,505,437)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 39 weeks of fiscal 2018, options to purchase 4,042,415 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2018 was $7.08.

In the first 39 weeks of fiscal 2018, 872,325 performance share units (PSUs) were granted to employees.  Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents.  The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant.  For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period.  The weighted average grant-date fair value per performance share unit granted during the first 39 weeks of fiscal 2018 was $51.11.  The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco’s earnings per share compound annual growth rate and adjusted return on invested capital.

In the first 39 weeks of fiscal 2018, 649,039 restricted stock units were granted to employees. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2018 was $55.72.

Employee Stock Purchase Plan

Plan participants purchased 827,073 shares of common stock under the Sysco ESPP during the first 39 weeks of fiscal 2018.

The weighted average fair value per right of employee stock purchase rights issued pursuant to the ESPP was $8.20 during the first 39 weeks of fiscal 2018.  The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $72.7 million and $65.6 million for the first 39 weeks of fiscal 2018 and fiscal 2017, respectively.

As of March 31, 2018, there was $142.0 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 1.98 years.

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

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. See Note 2, “Changes in Accounting” for a description of SAB 118.

Our accounting for the following elements of the Tax Act is incomplete. However, the company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments of $35.8 million in the second quarter financials, which is our initial estimate of the following impacts of the Tax Act:

Reduction of U.S. federal corporate tax rate: As a result of enactment of the Tax Act, the company revised its estimated annual effective tax rate to reflect a change in the U.S. statutory tax rate. As noted above, the Tax Act reduces the U.S. federal corporate tax rate to 21% in our fiscal year; however, Section 15 of the Internal Revenue Code stipulates that the reduction in the corporate tax rate is applied to fiscal year taxpayers by computing a blended tax rate, based on the applicable tax rates before and after the effective date of the change in the statutory rate. When applied to Sysco’s fiscal year, this blended rate is estimated as 28% for fiscal 2018, a benefit of $64.7 million was recorded in the second quarter of fiscal 2018 due to the retroactive application of this lower rate to the beginning of the company’s fiscal year. In addition, the company has recorded a provisional tax benefit of $14.5 million attributable to remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets.

Transition Tax: In the second quarter of fiscal 2018, the company recorded a discrete tax expense of $115.0 million attributable to the provisional impact of the transition tax. The transition tax is payable in eight annual installments beginning in our first quarter of fiscal 2019. As a result of the 8 year payment period, approximately $95.0 million attributable to the portion of the provisional transition tax not due within 12 months is located within other long-term liabilities in the consolidated balance sheet as of March 31, 2018.

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

Effective Tax Rate

Sysco’s effective tax rate is reflective of the jurisdictions where the company has operations. The effective tax rates for the third quarter and first 39 weeks of fiscal 2018 were 9.54% and 27.97%, respectively. The effective tax rate for the first 39 weeks of fiscal 2018 was negatively impacted by the transition tax described above resulting from the Tax Act. This effective tax rate was impacted favorably by a net tax benefit attributable to the change in the federal statutory tax rate as a result of the Tax Act, along with the tax benefit of $44.4 million attributable to a contribution to the Pension Plan, and excess tax benefits of equity-based compensation that totaled $14.9 million for the third quarter and $45.7 million for the first 39 weeks of fiscal 2018. Sysco began recognizing these excess tax benefits within income tax expense in the first quarter of fiscal 2018 due to the adoption of ASU 2016-09. The effective tax rate for the third quarter of fiscal 2017 of 33.77% and the first 39 weeks of fiscal 2017 of 34.72% was favorably impacted by an increase in earnings in foreign jurisdictions due to the acquisition of the Brakes Group.

Uncertain Tax Positions

As of March 31, 2018, the gross amount of unrecognized tax benefit and related accrued interest was $16.2 million and $12.0 million, respectively.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions challenged upon audit or because the company agrees to the disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

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

•
U.S. Foodservice Operations - primarily includes U.S. Broadline operations, which distribute a full line of food products including custom-cut meat, seafood, specialty produce, specialty imports and a wide variety of non-food products;

•
International Foodservice Operations - includes operations in the Americas and Europe, which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consists of operations in the United Kingdom, France, Ireland and Sweden;

•	SYGMA - our U.S. customized distribution subsidiary; and

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

The following tables set forth certain financial information for Sysco’s business segments.

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2018	Apr. 1, 2017	Mar. 31, 2018	Apr. 1, 2017
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$9,704,495	$9,233,048	$29,234,662	$27,799,728
International Foodservice Operations	2,799,251	2,528,485	8,571,549	7,882,796
SYGMA	1,605,753	1,535,550	4,879,569	4,560,424
Other	240,005	227,089	725,638	707,146
Total	$14,349,504	$13,524,172	$43,411,418	$40,950,094

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2018	Apr. 1, 2017	Mar. 31, 2018	Apr. 1, 2017
Operating income:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$695,464	$689,210	$2,182,708	$2,115,762
International Foodservice Operations	19,319	16,076	148,403	180,324
SYGMA	4,477	7,344	12,675	15,407
Other	5,945	6,078	13,181	17,873
Total segments	725,205	718,708	2,356,967	2,329,366
Corporate	(239,272)	(282,746)	(715,660)	(834,154)
Total operating income	485,933	435,962	1,641,307	1,495,212
Interest expense	136,145	81,004	303,015	226,858
Other expense (income), net	(15,096)	(4,815)	(24,776)	(14,351)
Earnings before income taxes	$364,884	$359,773	$1,363,068	$1,282,705

	Mar. 31, 2018	Jul. 1, 2017	Apr. 1, 2017
Assets:	(In thousands)
U.S. Foodservice Operations	$7,171,671	$6,675,543	$7,001,351
International Foodservice Operations	6,772,834	6,433,815	6,003,449
SYGMA	674,800	625,653	600,823
Other	772,351	448,885	443,813
Total segments	15,391,656	14,183,896	14,049,436
Corporate	3,237,486	3,572,759	3,871,464
Total	$18,629,142	$17,756,655	$17,920,900

14.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.  All subsequent issuances of senior notes and debentures have also been guaranteed by these subsidiaries. As of March 31, 2018, Sysco had a total of $8.3 billion in senior notes and debentures that was covered by these guarantees.

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

	Condensed Consolidating Balance Sheet
	Mar. 31, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$273,948	$4,093,321	$4,348,602	$—	$8,715,871
Intercompany receivables	3,344,142	590,025	—	(3,934,167)	—
Investment in subsidiaries	7,771,987	—	—	(7,771,987)	—
Plant and equipment, net	263,472	2,047,608	2,081,078	—	4,392,158
Other assets	891,242	553,270	4,761,664	(685,063)	5,521,113
Total assets	$12,544,791	$7,284,224	$11,191,344	$(12,391,217)	$18,629,142
Current liabilities	$623,141	$3,704,927	$1,718,131	$—	$6,046,199
Intercompany payables	—	—	3,934,167	(3,934,167)	—
Long-term debt	8,761,475	6,429	67,252	—	8,835,156
Other liabilities	808,962	531,480	705,286	(685,063)	1,360,665
Noncontrolling interest	—	—	35,909	—	35,909
Shareholders’ equity	2,351,213	3,041,388	4,730,599	(7,771,987)	2,351,213
Total liabilities and shareholders’ equity	$12,544,791	$7,284,224	$11,191,344	$(12,391,217)	$18,629,142

	Condensed Consolidating Balance Sheet
	Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$177,495	$3,786,055	$4,069,888	$—	$8,033,438
Intercompany receivables	4,444,035	—	—	(4,444,035)	—
Investment in subsidiaries	6,451,994	—	—	(6,451,994)	—
Plant and equipment, net	258,527	2,039,761	2,079,014	—	4,377,302
Other assets	151,743	516,126	4,678,046	—	5,345,915
Total assets	$11,483,794	$6,341,942	$10,826,948	$(10,896,029)	$17,756,655
Current liabilities	$650,899	$3,521,661	$1,923,326	$—	$6,095,886
Intercompany payables	—	366,802	4,077,233	(4,444,035)	—
Long-term debt	7,588,041	7,776	65,060	—	7,660,877
Other liabilities	863,338	103,784	568,415	—	1,535,537
Noncontrolling interest	—	—	82,839	—	82,839
Shareholders’ equity	2,381,516	2,341,919	4,110,075	(6,451,994)	2,381,516
Total liabilities and shareholders’ equity	$11,483,794	$6,341,942	$10,826,948	$(10,896,029)	$17,756,655

	Condensed Consolidating Balance Sheet
	Apr. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$171,879	$4,289,786	$3,863,896	$—	$8,325,561
Intercompany receivables	2,099,954	338,394	—	(2,438,348)	—
Investment in subsidiaries	8,694,281	—	—	(8,694,281)	—
Plant and equipment, net	323,763	2,001,203	1,946,741	—	4,271,707
Other assets	398,433	570,205	4,354,994	—	5,323,632
Total assets	$11,688,310	$7,199,588	$10,165,631	$(11,132,629)	$17,920,900
Current liabilities	$308,591	$2,488,727	$2,932,492	$—	$5,729,810
Intercompany payables	—	—	2,438,348	(2,438,348)	—
Long-term debt	7,943,640	6,407	76,570	—	8,026,617
Other liabilities	1,105,551	144,031	504,119	—	1,753,701
Noncontrolling interest	—	—	80,244	—	80,244
Shareholders’ equity	2,330,528	4,560,423	4,133,858	(8,694,281)	2,330,528
Total liabilities and shareholders’ equity	$11,688,310	$7,199,588	$10,165,631	$(11,132,629)	$17,920,900

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 31, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,762,013	$6,078,876	$(491,385)	$14,349,504
Cost of sales	—	7,105,014	5,060,247	(491,385)	11,673,876
Gross profit	—	1,656,999	1,018,629	—	2,675,628
Operating expenses	187,360	1,004,057	998,278	—	2,189,695
Operating income (loss)	(187,360)	652,942	20,351	—	485,933
Interest expense (income) (1)	160,333	(28,742)	4,554	—	136,145
Other expense (income), net	(3,652)	(593)	(10,851)	—	(15,096)
Earnings (losses) before income taxes	(344,041)	682,277	26,648	—	364,884
Income tax (benefit) provision	(117,286)	151,090	995	—	34,799
Equity in earnings of subsidiaries	556,840	—	—	(556,840)	—
Net earnings	330,085	531,187	25,653	(556,840)	330,085
Other comprehensive income (loss)	40,544	—	72,010	(72,010)	40,544
Comprehensive income	$370,629	$531,187	$97,663	$(628,850)	$370,629

(1)
Interest expense (income) includes $28.7 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the third quarter ended March 31, 2018. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Apr. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,412,869	$6,070,555	$(959,252)	$13,524,172
Cost of sales	—	6,800,302	5,148,987	(959,252)	10,990,037
Gross profit	—	1,612,567	921,568	—	2,534,135
Operating expenses	255,394	957,521	885,258	—	2,098,173
Operating income (loss)	(255,394)	655,046	36,310	—	435,962
Interest expense (income) (1)	112,779	(36,434)	4,659	—	81,004
Other expense (income), net	(3,484)	(930)	(401)	—	(4,815)
Earnings (losses) before income taxes	(364,689)	692,410	32,052	—	359,773
Income tax (benefit) provision	(173,169)	297,542	(2,878)	—	121,495
Equity in earnings of subsidiaries	429,798	—	—	(429,798)	—
Net earnings	238,278	394,868	34,930	(429,798)	238,278
Other comprehensive income (loss)	77,159	—	89,799	(89,799)	77,159
Comprehensive income	$315,437	$394,868	$124,729	$(519,597)	$315,437

(1)
Interest expense (income) includes $36.4 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the third quarter ended April 1, 2017. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 31, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$26,537,840	$18,368,427	$(1,494,849)	$43,411,418
Cost of sales	—	21,482,727	15,254,858	(1,494,849)	35,242,736
Gross profit	—	5,055,113	3,113,569	—	8,168,682
Operating expenses	584,024	3,006,064	2,937,287	—	6,527,375
Operating income (loss)	(584,024)	2,049,049	176,282	—	1,641,307
Interest expense (income) (1)	368,099	(80,048)	14,964	—	303,015
Other expense (income), net	(12,297)	(2,152)	(10,327)	—	(24,776)
Earnings (losses) before income taxes	(939,826)	2,131,249	171,645	—	1,363,068
Income tax (benefit) provision	(333,562)	663,476	51,316	—	381,230
Equity in earnings of subsidiaries	1,588,102	—	—	(1,588,102)	—
Net earnings	981,838	1,467,773	120,329	(1,588,102)	981,838
Other comprehensive income (loss)	187,253	—	212,594	(212,594)	187,253
Comprehensive income	$1,169,091	$1,467,773	$332,923	$(1,800,696)	$1,169,091

(1)
Interest expense (income) includes $80.0 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

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

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Apr. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$25,387,148	$18,945,045	$(3,382,099)	$40,950,094
Cost of sales	—	20,489,657	16,044,619	(3,382,099)	33,152,177
Gross profit	—	4,897,491	2,900,426	—	7,797,917
Operating expenses	712,590	2,896,789	2,693,326	—	6,302,705
Operating income (loss)	(712,590)	2,000,702	207,100	—	1,495,212
Interest expense (income) (1)	303,885	(91,254)	14,227	—	226,858
Other expense (income), net	(23,670)	(1,900)	11,219	—	(14,351)
Earnings (losses) before income taxes	(992,805)	2,093,856	181,654	—	1,282,705
Income tax (benefit) provision	(393,588)	789,341	49,620	—	445,373
Equity in earnings of subsidiaries	1,436,549	—	—	(1,436,549)	—
Net earnings	837,332	1,304,515	132,034	(1,436,549)	837,332
Other comprehensive income (loss)	(147,319)	—	(189,884)	189,884	(147,319)
Comprehensive income	$690,013	$1,304,515	$(57,850)	$(1,246,665)	$690,013

(1)
Interest expense (income) includes $91.3 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 31, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$336,774	$328,096	$459,317	$—	$1,124,187
Investing activities	(122,204)	(235,164)	(349,564)	147,622	(559,310)
Financing activities	(227,327)	(5,609)	(31,441)	(147,622)	(411,999)
Effect of exchange rates on cash	—	—	24,745	—	24,745
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,757)	87,323	103,057	—	177,623
Cash, cash equivalents and restricted cash at the beginning of period	111,576	18,788	739,138	—	869,502
Cash, cash equivalents and restricted cash at the end of period	$98,819	$106,111	$842,195	$—	$1,047,125

	Condensed Consolidating Cash Flows
	For the 52-Week Period Ended Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,535,775	$3,023,400	$658,229	$(2,978,000)	$2,239,404
Investing activities	(3,274,566)	(261,330)	(175,565)	127,000	(3,584,461)
Financing activities	(1,526,045)	(2,777,661)	(229,931)	2,851,000	(1,682,637)
Effect of exchange rates on cash	—	—	(22,104)	—	(22,104)
Net increase (decrease) in cash and cash equivalents	(3,264,836)	(15,591)	230,629	—	(3,049,798)
Cash and cash equivalents at the beginning of period	3,376,412	34,379	508,509	—	3,919,300
Cash and cash equivalents at the end of period	$111,576	$18,788	$739,138	$—	$869,502

(1)	Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation.

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Apr. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$523,779	$239,521	$319,124	$1,082,424
Investing activities	(3,144,600)	(142,438)	(18,108)	(3,305,146)
Financing activities	(643,625)	(50,962)	(70,025)	(764,612)
Effect of exchange rates on cash	—	—	(76,833)	(76,833)
Net increase (decrease) in cash and cash equivalents	(3,264,446)	46,121	154,158	(3,064,167)
Cash and cash equivalents at the beginning of period	3,376,412	34,379	508,509	3,919,300
Cash and cash equivalents at the end of period	$111,966	$80,500	$662,667	$855,133

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

Sysco’s results of operations for fiscal 2018 and 2017 are impacted by restructuring costs consisting of: (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we incurred costs to convert to a modernized version of our established platform as opposed to completing the implementation of an ERP; (2) professional fees related to our three-year strategic plan; (3) restructuring expenses within our Brakes Group operations; and (4) severance charges related to restructuring. In addition, fiscal 2018 results of operations are impacted by business technology transformation initiative costs, facility closure charges, multiemployer pension (MEPP) withdrawal charges and debt extinguishment charges. Our results of operations for fiscal 2018 and 2017 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2018 and 2017 that have been excluded relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition), discussed in Note 4, “Acquisitions.” The Brakes acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. Sysco’s results of operations for fiscal 2018 are also impacted by reform measures from the Tax Cuts and Jobs Act of 2017 (the Tax Act) enacted on December 22, 2017. The impact for fiscal 2018 includes: (1) a provisional estimate of a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (2) a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates; and (3) a benefit from contributions made to fund Sysco’s tax-qualified United States (U.S.) pension plan (the Pension Plan). These fiscal 2018 and fiscal 2017 items are collectively referred to as “Certain Items.”

More information on the rationale for the use of these items and reconciliations to generally accepted accounting principles (GAAP) numbers can be found under “Non-GAAP Reconciliations.”

Highlights and Trends

Highlights

Our third quarter performance reflects solid results, including strong gross profit dollar growth leading to operating income growth, despite adverse weather in multiple geographies, continued investments that we are making across our business and some operational challenges. We have continued to make strides in the execution of our strategic priorities and focusing on satisfying the needs of our customers. Our net earnings and earnings per share, both including and excluding Certain Items, increased for the third quarter of fiscal 2018, as compared to the corresponding period in fiscal 2017, primarily due to operating income improvement and a reduced effective tax rate.

Comparisons of results from the third quarter of fiscal 2018 to the third quarter of fiscal 2017:

•	Sales:

◦	increased 6.1%, or $825.3 million, to $14.3 billion;

•	Operating income:

◦	increased 11.5%, or $50.0 million, to $485.9 million;

◦	adjusted operating income increased 7.1%, or $35.5 million, to $535.8 million;

•	Net earnings:

◦	increased 38.5%, or $91.8 million, to $330.1 million;

◦	adjusted net earnings increased 28.9%, or $79.7 million, to $355.6 million;

•	Basic earnings per share:

◦	increased 43.2%, or $0.19, to $0.63 per share;

•	Diluted earnings per share:

◦	increased 43.2%, or $0.19, to $0.63 per share; and

◦	adjusted diluted earnings per share increased 31.4%, or $0.16, to $0.67 per share.

Comparisons of results from the first 39 weeks of fiscal 2018 to the first 39 weeks of fiscal 2017:

•	Sales:

◦	increased 6.0%, or $2.5 billion, to $43.4 billion;

•	Operating income:

◦	increased 9.8%, or $146.1 million, to $1.6 billion;

◦	adjusted operating income increased 5.5%, or $92.1 million, to $1.8 billion;

•	Net earnings:

◦	increased 17.3%, or $144.5 million, to $981.8 million;

◦	adjusted net earnings increased 19.7%, or $191.2 million, to $1.2 billion;

•	Basic earnings per share:

◦	increased 22.9%, or $0.35, to $1.88 per share;

•	Diluted earnings per share:

◦	increased 21.7%, or 0.33, to $1.85 per share; and

◦	adjusted diluted earnings per share increased 24.4%, or $0.43, to $2.19 per share.

See “Non-GAAP Reconciliations” for an explanation of the non-GAAP financial measures listed above.

Trends

The macroeconomic environment continued to be generally favorable in the U.S., leading to increased spend for retail and food services sectors and improved conditions for foodservice operators, as sales at restaurants continue to rise, offsetting somewhat lower traffic counts. We also see continued growth with local customers, as they increase their reach through innovative concepts and additional delivery methods. Economic growth in the international markets in which we operate was mostly positive, including modest growth in the foodservice sector.

Our gross profit growth during the third quarter of fiscal 2018 was driven by positive case growth and effective ongoing management of product cost inflation. While we continue to face some challenges from in-bound freight costs, the trend has been improving and was less of an impact in the third quarter. Our U.S. Broadline operations experienced product cost inflation at a rate of 2.6% for the third quarter of fiscal 2018, which contributed to increased sales and gross profits. The pace of inflation has been higher in meat, dairy and produce categories. The increase in our operating expenses was driven by ongoing strategic investments in the business and a few operational challenges. Some of those investments include the supply chain transformation work occurring in Europe, the investment in marketing associates in the U.S. and the continued investment in technology that we believe will translate to a more enriching experience for our customers.

In the second quarter of fiscal 2018, the U.S. government enacted the Tax Act, comprehensive tax legislation that decreased the federal corporate tax rate from 35% to 21%. For fiscal 2018, Sysco has a 28% rate, rather than 21%, because the law was enacted during the midpoint of the company’s fiscal year, requiring us to use a blended average rate. The company’s U.S. federal statutory tax rate for fiscal 2019 and beyond will be 21%, and we expect our effective tax rate to be in the range of 25% and 26%. We anticipate our fiscal 2018 effective tax rate to be slightly lower than this range as we continue to work through initiatives. As discussed in Note 11, “Income Taxes,” we have recorded provisional estimates for some components of the Tax Act and will refine estimates and determine applicability for other components in future periods.

In the first 39 weeks of fiscal 2018, we prospectively adopted a new accounting standard related to improvements in share-based payment accounting. As discussed in Note 2, “Changes in Accounting,” excess tax benefits, or detriments, of equity-based compensation are now recorded within income tax expense in the consolidated results of operations. In the first 39 weeks of fiscal 2018, we recognized tax benefits that totaled $45.7 million or $0.09 on a per share basis, primarily from stock option exercises that occurred during this period. These tax benefits are difficult to predict and depend on factors such as our stock price and option exercise activity.

We have completed three new acquisitions thus far in fiscal 2018, including two within U.S. Foodservice Operations and one within International Foodservice Operations. Within U.S. Foodservice Operations, in the third quarter of fiscal 2018, we acquired Doerle Food Services (Doerle), a leading Louisiana broadline distributor with approximately $250 million in annual foodservice distribution sales. Acquiring Doerle provides Sysco with a distributor that services parts of a six-state area, including Oklahoma, Texas, Arkansas, Louisiana, Mississippi, and Alabama. In the second quarter of fiscal 2018, we acquired Kerr Pacific Corporation d/b/a HFM Foodservice (HFM), a Hawaii-based broadline distributor with approximately $290 million in annual sales. HFM has been providing quality service to Hawaii and Guam for over 50 years. Acquiring HFM provided Sysco with direct access to the growing Hawaiian market and was in clear alignment with our strategy for disciplined, profitable growth of the business.

Within our International Foodservice Operations, in the fourth quarter of fiscal 2018, we acquired Kent Frozen Foods (KFF), a United Kingdom (U.K.)-based distributor that distributes chilled, frozen, and ambient food products to the catering industry in the U.K. Acquiring KFF provided Sysco Europe with an enhanced presence in the frozen foods distribution market. In addition to the three acquisitions noted above, in the second quarter of fiscal 2018, we purchased the remaining 50% interest in our joint venture in Costa Rica. Sysco initially acquired a 50% interest in the foodservice company in fiscal 2015.

Strategy

Fiscal 2018 is the final year in a three-year plan that was established in fiscal 2016. This initial three-year plan excludes the results of the Brakes Group. In the second quarter of fiscal 2018, we outlined our new three-year plan, including our financial objectives through fiscal 2020, which will enable us to continue transforming our business, while improving the customer experience of doing business with Sysco. Our new three-year plan includes the results of the Brakes Group. Our key strategic priorities are: enriching the customer experience, delivering operational excellence, optimizing the business and activating the power of our people. These strategies will help us achieve our new target financial objectives, including (1) reaching $650 million to $700 million of adjusted operating income growth as compared to fiscal 2017, (2) growing earnings per share faster than operating income, and (3) achieving 16% in adjusted return on invested capital for existing businesses. We do not expect our improvements to occur evenly on a quarterly basis. In accomplishing these goals, we believe by fiscal 2020 we could also achieve (1) sales growth of 4% to 4.5%, (2) adjusted operating income growth of 9%, (3) adjusted net earnings improvement of 9%, and (4) adjusted diluted earnings per share results in the range of $3.40 to $3.50 in fiscal 2020, representing an increase of approximately 12%. The key levers to achieve these targets include an emphasis on accelerating locally managed customer case growth and driving leverage between gross profit growth and expense growth. Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2018, which primarily were due to restructuring and Brakes-related acquisitions costs. The objectives targeted in our new three-year plan are subject to change, as we continue to assess the impact of the recently enacted U.S. tax reform.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2018	Apr. 1, 2017	Mar. 31, 2018	Apr. 1, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4	81.3	81.2	81.0
Gross profit	18.6	18.7	18.8	19.0
Operating expenses	15.3	15.5	15.0	15.4
Operating income	3.3	3.2	3.8	3.6
Interest expense	0.9	0.6	0.7	0.6
Other expense (income), net	(0.1)	—	(0.1)	—
Earnings before income taxes	2.5	2.6	3.2	3.0
Income taxes	0.2	0.9	0.9	1.1
Net earnings	2.3%	1.7%	2.3%	1.9%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
Sales	6.1%	6.0%
Cost of sales	6.2	6.3
Gross profit	5.6	4.8
Operating expenses	4.4	3.6
Operating income	11.5	9.8
Interest expense	68.1	33.6
Other expense (income), net (1) (2)	213.5	72.6
Earnings before income taxes	1.4	6.3
Income taxes	(71.4)	(14.4)
Net earnings	38.5%	17.3%
Basic earnings per share	43.2%	22.9%
Diluted earnings per share	43.2	21.7
Average shares outstanding	(3.2)	(4.2)
Diluted shares outstanding	(3.0)	(4.1)

(1)	Other expense (income), net was income of $15.1 million in the third quarter of fiscal 2018 and income of $4.8 million in the third quarter of fiscal 2017.

(2)	Other expense (income), net was income of $24.8 million in the first 39 weeks of fiscal 2018 and income of $14.4 million in the first 39 weeks of fiscal 2017.

The following represents our results by reportable segments:

	13-Week Period Ended Mar. 31, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,704,495	$2,799,251	$1,605,753	$240,005	$—	$14,349,504
Sales increase (decrease)	5.1%	10.7%	4.6%	5.7%		6.1%
Percentage of total	67.6%	19.5%	11.2%	1.7%		100.0%

Operating income	$695,464	$19,319	$4,477	$5,945	$(239,272)	$485,933
Operating income increase (decrease)	0.9%	20.2%	(39.0)%	(2.2)%		11.5%
Percentage of total segments	95.9%	2.7%	0.6%	0.8%		100.0%
Operating income as a percentage of sales	7.2%	0.7%	0.3%	2.5%		3.4%

	13-Week Period Ended Apr. 1, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,233,048	$2,528,485	$1,535,550	$227,089	$—	$13,524,172
Percentage of total	68.3%	18.7%	11.4%	1.7%		100.0%

Operating income	$689,210	$16,076	$7,344	$6,078	$(282,746)	$435,962
Percentage of total segments	95.9%	2.2%	1.0%	0.8%		100.0%
Operating income as a percentage of sales	7.5%	0.6%	0.5%	2.7%		3.2%

	39-Week Period Ended Mar. 31, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$29,234,662	$8,571,549	$4,879,569	$725,638	$—	$43,411,418
Sales increase (decrease)	5.2%	8.7%	7.0%	2.6%		6.0%
Percentage of total	67.3%	19.7%	11.2%	1.8%		100.0%

Operating income	$2,182,708	$148,403	$12,675	$13,181	$(715,660)	$1,641,307
Operating income increase (decrease)	3.2%	(17.7)%	(17.7)%	(26.3)%		9.8%
Percentage of total segments	92.6%	6.3%	0.5%	0.6%		100.0%
Operating income as a percentage of sales	7.5%	1.7%	0.3%	1.8%		3.8%

	39-Week Period Ended Apr. 1, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$27,799,728	$7,882,796	$4,560,424	$707,146	$—	$40,950,094
Percentage of total	67.9%	19.2%	11.1%	1.6%		100.0%

Operating income	$2,115,762	$180,324	$15,407	$17,873	$(834,154)	$1,495,212
Percentage of total segments	90.8%	7.7%	0.7%	0.8%		100.0%
Operating income as a percentage of sales	7.6%	2.3%	0.3%	2.5%		3.7%

Based on information in Note 13, “Business Segment Information” in the third quarter and first 39 weeks of fiscal 2018, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 87.1% of Sysco’s overall sales. In the third quarter and first 39 weeks of fiscal 2018, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 98.6% and 98.9% of the total segment operating income, respectively.  This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 31, 2018	13-Week Period Ended Apr. 1, 2017	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$9,704,495	$9,233,048	$471,447	5.1%
Gross profit	1,911,704	1,836,226	75,478	4.1
Operating expenses	1,216,240	1,147,016	69,224	6.0
Operating income	$695,464	$689,210	$6,254	0.9%

Gross profit	$1,911,704	$1,836,226	$75,478	4.1%
Adjusted operating expenses (Non-GAAP)	1,214,540	1,147,016	67,524	5.9
Adjusted operating income (Non-GAAP)	$697,164	$689,210	$7,954	1.2%

	39-Week Period Ended Mar. 31, 2018	39-Week Period Ended Apr. 1, 2017	39-Week Period Ended Change in Dollars	39-Week Period % Change
	(In thousands)
Sales	$29,234,662	$27,799,728	$1,434,934	5.2%
Gross profit	5,813,453	5,572,364	241,089	4.3
Operating expenses	3,630,745	3,456,602	174,143	5.0
Operating income	$2,182,708	$2,115,762	$66,946	3.2%

Gross profit	$5,813,453	$5,572,364	$241,089	4.3%
Adjusted operating expenses (Non-GAAP)	3,629,045	3,456,132	172,913	5.0
Adjusted operating income (Non-GAAP)	$2,184,408	$2,116,232	$68,176	3.2%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales as compared to the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	1.5%	$140.5
Inflation	2.6	240.8
Acquisitions	0.8	76.0
Other (1)	0.2	14.2
Total sales increase	5.1%	$471.5

	Increase (Decrease)
	39-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	1.6%	$455.1
Inflation	3.2	900.8
Acquisitions	0.5	126.6
Other	(0.1)	(47.6)
Total sales increase	5.2%	$1,434.9

(1) Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

Sales for the third quarter of fiscal 2018 were 5.1% higher than the third quarter of fiscal 2017. The largest drivers of the increase were the impact of product cost inflation and case volume growth in our U.S. Broadline operations. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, increased 2.4% in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 and included a 2.6% improvement in locally managed customer case growth, along with an increase of 2.2% in national customer case volume, including chain restaurants and multi-locational restaurants. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.8% for the third quarter of fiscal 2018; therefore, organic local case volume, which excludes acquisitions, grew 1.8%. Sales for the first 39 weeks of fiscal 2018 were 5.2% higher than the first 39 weeks of fiscal 2017. The largest drivers of the increase were the impact of product cost inflation and case volume growth in our U.S. Broadline operations. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, improved 2.0% in the first 39 weeks of fiscal 2018 compared to the first 39 weeks of fiscal 2017, and included a 3.3% improvement in locally managed customer case volume. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.5% for the first 39 weeks of fiscal 2018; therefore, organic local case volume, which excludes acquisitions, grew 2.8%.

Operating income increased 0.9% for the third quarter of fiscal 2018, as compared to the third quarter of fiscal 2017. Operating income for the first 39 weeks of fiscal 2018 increased 3.2%, or $66.9 million, compared to the first 39 weeks of fiscal 2017.

Gross profit dollars increased 4.1% and 4.3% in the third quarter and first 39 weeks of fiscal 2018, respectively, as compared to the third quarter and first 39 weeks of fiscal 2017, driven by customer mix that continued to improve as local cases grew faster than national cases. Additionally, growth in Sysco brand has continued to drive gross profit growth. Our Sysco brand sales to local customers increased by approximately 62 and 55 basis points for the third quarter and first 39 weeks of fiscal 2018, respectively. The estimated change in product costs, an internal measure of inflation or deflation, for the third quarter and first 39 weeks of fiscal 2018 for our U.S. Broadline operations was inflation of 2.6% and 3.2%, respectively. Inflation in the third quarter of fiscal 2018 occurred primarily in the meat, dairy and produce categories. Gross margin, which is gross profit as a percentage of sales, was 19.7% and 19.9% in the third quarter and first 39 weeks of fiscal 2018, respectively, a decline of 19 and 16 basis points from the gross margin of 19.9% and 20.0% in the third quarter and first 39 weeks of fiscal 2017, respectively. This decline was largely attributable to the inflationary environment, new customers added at lower margin rates and cost pressures from inbound freight.

Operating expenses for the third quarter of fiscal 2018 increased 6.0%, or $69.2 million, compared to the third quarter of fiscal 2017. Operating expenses for the first 39 weeks of 2018 increased 5.0%, or $174.1 million, compared to the first 39 weeks of fiscal 2017. Our operating expense growth is primarily attributable to increased supply chain costs in both warehouse and transportation, our ongoing investment in our selling organization, specifically marketing associates, in an effort to accelerate our local sales, and increased bad debt expense as a result of year-over-year comparisons to a strong prior year period. In supply chain, costs increased due to a combination of the impact of unfavorable weather, a continuation of ramp up costs for new business and increased fuel costs. The increases in operating expenses for the period included $43.1 million and $92.7 million increases in pay-related expenses in the third quarter and first 39 weeks of 2018, respectively.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 31, 2018	13-Week Period Ended Apr. 1, 2017	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Sales	$2,799,251	$2,528,485	$270,766	10.7%
Gross profit	583,226	516,748	66,478	12.9
Operating expenses	563,907	500,672	63,235	12.6
Operating income	$19,319	$16,076	$3,243	20.2%

Gross profit	$583,226	$516,748	$66,478	12.9%
Adjusted operating expenses (Non-GAAP)	538,676	476,845	61,831	13.0
Adjusted operating income (Non-GAAP)	$44,550	$39,903	$4,647	11.6%

	39-Week Period Ended Mar. 31, 2018	39-Week Period Ended Apr. 1, 2017	39-Week Period Ended Change in Dollars	39-Week Period % Change
	(In thousands)
Sales	$8,571,549	$7,882,796	$688,753	8.7%
Gross profit	1,797,976	1,691,368	106,608	6.3
Operating expenses	1,649,573	1,511,044	138,529	9.2
Operating income	$148,403	$180,324	$(31,921)	(17.7)%

Gross profit	$1,797,976	$1,691,368	$106,608	6.3%
Adjusted operating expenses (Non-GAAP)	1,579,520	1,437,157	142,363	9.9
Adjusted operating income (Non-GAAP)	$218,456	$254,211	$(35,755)	(14.1)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales as compared to the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	0.4%	$10.7
Inflation	2.5	64.0
Acquisitions	0.3	7.4
Foreign currency	8.4	212.9
Other	(0.9)	(24.3)
Total sales increase	10.7%	$270.7

	Increase (Decrease)
	39-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	0.7%	$51.2
Inflation	3.6	283.2
Acquisitions	0.3	22.6
Foreign currency	5.2	405.8
Other	(1.1)	(74.1)
Total sales increase	8.7%	$688.7

Sales for the third quarter of fiscal 2018 were 10.7% and 8.7% higher than the third quarter and first 39 weeks of fiscal 2017, respectively, primarily due to favorable changes in exchange rates used to translate our foreign sales into U.S. dollars, as well as product cost inflation in Europe and Canada. The U.K. continues to experience acute product inflation due to weakness in the pound sterling, which contributed to food cost inflation of approximately 5% during the third quarter and first 39 weeks of fiscal 2018.

Operating income decreased by $3.2 million and $31.9 million, or 20.2% and 17.7%, for the third quarter and first 39 weeks of fiscal 2018, respectively, as compared to the third quarter and first 39 weeks of fiscal 2017. The decreases were primarily attributable to increased operating expenses combined with softer results in the European business due to winter storms that had a negative impact across parts of our European and Canadian business as a result of reduced shipping days and acute product inflation in the mid-to-high single digits. The decreases in operating income were partially offset by improvements in our Canadian operations. We continue to focus on executing against our long-term plans by investing in necessary capabilities across our International businesses and leveraging our position as a platform for future growth.

Gross profit dollars increased by 12.9% and 6.3% in the third quarter and first 39 weeks of fiscal 2018, respectively, as compared to the third quarter and first 39 weeks of fiscal 2017, primarily attributable to a combination of product costs increasing and currency translation in the U.K. along with local case growth in our Canadian operations.

Operating expenses for the third quarter and first 39 weeks of fiscal 2018 increased 12.6% and 9.2%, or $63.2 million and $138.5 million, respectively, compared to the third quarter and first 39 weeks of fiscal 2017.  We continue to make investments in our supply chain transformation across Europe. This includes a project to integrate our operations in France, Brakes France and Davigel, to create a new entity, Sysco France. In addition, we are investing in new capabilities, such as technology solutions, that are being implemented across the business to enrich the customer experience and lead to improved loyalty and accelerated case growth with our local and independent customers. The increase was also driven by increased transportation costs and depreciation expense. Certain Items applicable to this segment include Brakes Acquisition-related costs and restructuring costs within our European and Canadian operations.

Results of SYGMA and Other Segment

For SYGMA, sales were 4.6% and 7.0% higher in the third quarter and first 39 weeks of fiscal 2018, respectively, as compared to the third quarter and first 39 weeks of fiscal 2017, primarily from case growth and product cost inflation.  Case growth was primarily due to increased volume from existing customers. SYGMA experienced product cost inflation at a rate of 1.7% and 2.8% for the third quarter and first 39 weeks of fiscal 2018, respectively. Operating income decreased by $2.9 million and $2.7 million in the third quarter and first 39 weeks of fiscal 2018, respectively, as compared to the third quarter and first 39 weeks of fiscal 2017, due to increased expenses, including inbound freight issues and increased transportation costs due to driver challenges and outsourced delivery costs to meet the high service level expectations of our customers.

For the operations that are grouped within Other, operating income decreased 2.2%, or $0.1 million, and 26.3%, or $4.7 million, in the third quarter and first 39 weeks of fiscal 2018, respectively, as compared to the third quarter and first 39 weeks of fiscal 2017.

Corporate Expenses

Corporate expenses in the third quarter and first 39 weeks of fiscal 2018 decreased $56.0 million, or 19.7%, and $128.6 million, or 15.5%, respectively, as compared to the third quarter and first 39 weeks of fiscal 2017, due primarily to the favorable comparison of depreciation expense. During the third quarter and first 39 weeks of fiscal 2017, we incurred $45.9 million and $138.2 million, respectively, of depreciation on our previously existing ERP system, which became fully depreciated at the end of fiscal 2017. A portion of this depreciation expense was included in Certain Items during fiscal 2017. The decrease in expenses was partially offset by an increase in business technology costs in the first 39 weeks of fiscal 2018. Corporate expenses, on an adjusted basis, decreased $38.4 million, or 15.7%, and $77.2 million, or 10.8%, as compared to the third quarter and first 39 weeks of fiscal 2017, respectively, primarily due to lower business technology costs, partially attributable to reduced depreciation expense. Reduced expenses from management incentives are also contributing to the decrease in corporate expenses specific to third quarter of fiscal 2018, as compared to the third quarter of fiscal 2017.

Included in corporate expenses are Certain Items that totaled $22.9 million and $64.1 million in the third quarter and first 39 weeks of fiscal 2018, respectively, as compared to $40.5 million and $115.4 million in the third quarter and first 39 weeks of fiscal 2017. Certain Items impacting the third quarter and first 39 weeks of fiscal 2018 were primarily expenses associated with our business technology transformation initiatives, Brakes integration costs, professional fees on three-year financial objectives and severance charges. Certain Items for the third quarter and first 39 weeks of fiscal 2017 primarily included $27.7 million and $83.6 million, respectively, of accelerated depreciation on our previously existing ERP system, in addition to Brakes integration costs, costs incurred to convert to legacy systems in conjunction with our revised business technology strategy, and expenses related to professional fees on three-year financial objectives.

Interest Expense

Interest expense increased $55.1 million and $76.2 million for the third quarter and the first 39 weeks of fiscal 2018, respectively, as compared to the third quarter and first 39 weeks of fiscal 2017, primarily due to the partial redemption of the senior notes and debentures due 2027, 2028, 2035 and 2039 pursuant to a tender offer in the third quarter of fiscal 2018. Interest charges related to the redemption costs noted above are considered Certain Items. Our interest expense, excluding Certain Items, increased $2.0 million and $23.1 million for the third quarter and the first 39 weeks of fiscal 2018, respectively, as compared to the third quarter and the first 39 weeks of fiscal 2017, due to higher borrowing levels from senior notes that were issued in fiscal 2017 primarily to pay off a portion of our outstanding commercial paper borrowings.

Net Earnings

Net earnings increased 38.5% and 17.3% in the third quarter and first 39 weeks of fiscal 2018, respectively, as compared to the third quarter and first 39 weeks of the prior year due primarily to the items noted above, as well as items impacting our income taxes that are discussed in Note 2, “Changes in Accounting,” and Note 11, “Income Taxes.”  Adjusted net earnings, excluding Certain Items, increased 28.9% and 19.7% in the third quarter and first 39 weeks of fiscal 2018, respectively, primarily from gross profit growth and favorable expense comparisons, as well as tax benefits.

Earnings Per Share

Basic earnings per share in the third quarter of fiscal 2018 were $0.63, a 43.2% increase from the comparable prior period amount of $0.44 per share. Diluted earnings per share in the third quarter of fiscal 2018 were $0.63, a 43.2% increase from the comparable prior period amount of $0.44 per share.  Adjusted diluted earnings per share, excluding Certain Items, in the third quarter of fiscal 2018 were $0.67, a 31.4% increase from the comparable prior period amount of $0.51 per share.  These results were primarily attributable to the factors discussed above related to net earnings in the third quarter of fiscal 2018, including a three cent per share benefit from excess tax benefits of equity-based compensation.

Basic earnings per share in the first 39 weeks of fiscal 2018 were $1.88, a 22.9% increase from the comparable prior period amount of $1.53 per share. Diluted earnings per share in the first 39 weeks of fiscal 2018 were $1.85, a 21.7% increase from the comparable prior period amount of $1.52 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 39 weeks of fiscal 2018 were $2.19, a 24.4% increase from the comparable prior period amount of $1.76 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first 39 weeks of fiscal 2018, including a nine cent per share benefit from excess tax benefits of equity-based compensation. We recorded various estimates related to U.S. tax reform and the reduction of our U.S. statutory tax rate to a blended rate of 28% for fiscal 2018.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2018 and 2017 are impacted by restructuring costs consisting of: (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we incurred costs to convert to a modernized version of our established platform as opposed to completing the implementation of an ERP; (2) professional fees related to our three-year strategic plan; (3) restructuring expenses within our Brakes Group operations; and (4) severance charges related to restructuring. In addition, fiscal 2018 results of operations are impacted by business technology transformation initiative costs, facility closure charges, MEPP withdrawal charges and debt extinguishment charges. Our results of operations for fiscal 2018 and 2017 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2018 and 2017 that have been excluded relate to the Brakes acquisition.  The Brakes acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs. Sysco’s results of operations for fiscal 2018 are also impacted by reform measures from the Tax Act enacted on December 22, 2017. The impact for fiscal 2018 includes: (1) a provisional estimate of a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (2) a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates; and (3) a benefit from contributions made to fund the Pension Plan. These fiscal 2018 and fiscal 2017 items are collectively referred to as “Certain Items.”

Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove these Certain Items, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, facilitating comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

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

	13-Week Period Ended Mar. 31, 2018	13-Week Period Ended Apr. 1, 2017	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$2,189,695	$2,098,173	$91,522	4.4%
Impact of MEPP charge	(1,700)	—	(1,700)	NM
Impact of restructuring costs (1)	(22,781)	(40,064)	17,283	(43.1)
Impact of acquisition-related costs (2)	(25,361)	(24,273)	(1,088)	4.5
Operating expenses adjusted for certain items (Non-GAAP)	$2,139,853	$2,033,836	$106,017	5.2%

Operating income (GAAP)	$485,933	$435,962	$49,971	11.5%
Impact of MEPP charge	1,700	—	1,700	NM
Impact of restructuring costs (1)	22,781	40,064	(17,283)	(43.1)
Impact of acquisition-related costs (2)	25,361	24,273	1,088	4.5
Operating income adjusted for certain items (Non-GAAP)	$535,775	$500,299	$35,476	7.1%

Interest expense (GAAP)	$136,145	$81,004	$55,141	68.1%
Impact of loss on extinguishment of debt	(53,104)	—	(53,104)	NM
Interest expense adjusted for certain items (Non-GAAP)	$83,041	$81,004	$2,037	2.5%

Net earnings (GAAP)	$330,085	$238,278	$91,807	38.5%
Impact of MEPP charge	1,700	—	1,700	NM
Impact of restructuring costs (1)	22,781	40,064	(17,283)	(43.1)
Impact of acquisition-related costs (2)	25,361	24,273	1,088	4.5
Impact of loss on extinguishment of debt	53,104	—	53,104	NM
Tax impact of MEPP charge	(585)	—	(585)	NM
Tax impact of restructuring costs (3)	(7,571)	(17,524)	9,953	(56.8)
Tax impact of acquisition-related costs (3)	(6,633)	(9,229)	2,596	(28.1)
Tax impact of loss on extinguishment of debt	(18,225)	—	(18,225)	NM
Tax impact of retirement plan contribution	(44,424)	—	(44,424)	NM
Net earnings adjusted for certain items (Non-GAAP)	$355,593	$275,862	$79,731	28.9%

Diluted earnings per share (GAAP)	$0.63	$0.44	$0.19	43.2%
Impact of restructuring costs (1)	0.04	0.07	(0.03)	(42.9)
Impact of acquisition-related costs (2)	0.05	0.04	0.01	25.0
Impact of loss on extinguishment of debt	0.10	—	0.10	NM
Tax impact of restructuring costs (3)	(0.01)	(0.03)	0.02	(66.7)
Tax impact of acquisition-related costs (3)	(0.01)	(0.02)	0.01	(50.0)
Tax impact of loss on extinguishment of debt	(0.03)	—	(0.03)	NM
Tax impact of retirement plan contribution	(0.08)	—	(0.08)	NM
Diluted EPS adjusted for certain items (Non-GAAP) (4)	$0.67	$0.51	$0.16	31.4%

(1)
Fiscal 2018 includes business technology transformation initiative costs, professional fees on three-year financial objectives, restructuring expenses within our Brakes operations, costs to convert to legacy systems in conjunction with our revised business technology strategy, severance charges related to restructuring, and facility closure charges. Fiscal 2017 includes $28 million in accelerated depreciation associated with our revised business technology strategy and $12 million related to restructuring expenses within our Brakes operations, costs to convert to legacy systems in conjunction with our revised business technology strategy, severance charges related to restructuring and professional fees on three-year financial objectives.

(2)
Fiscal 2018 and fiscal 2017 include $20 million and $19 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $4 million and $7 million, respectively, in integration costs.

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

NM represent that the percentage change is not meaningful.

	39-Week Period Ended Mar. 31, 2018	39-Week Period Ended Apr. 1, 2017	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$6,527,375	$6,302,705	$224,670	3.6%
Impact of MEPP charge	(1,700)	—	(1,700)	NM
Impact of restructuring costs (1)	(63,211)	(118,438)	55,227	(46.6)
Impact of acquisition-related costs (2)	(70,906)	(71,352)	446	(0.6)
Operating expenses adjusted for certain items (Non-GAAP)	$6,391,558	$6,112,915	$278,643	4.6%

Operating income (GAAP)	$1,641,307	$1,495,212	$146,095	9.8%
Impact of MEPP charge	1,700	—	1,700	NM
Impact of restructuring costs (1)	63,211	118,438	(55,227)	(46.6)
Impact of acquisition-related costs (2)	70,906	71,352	(446)	(0.6)
Operating income adjusted for certain items (Non-GAAP)	$1,777,124	$1,685,002	$92,122	5.5%

Interest expense (GAAP)	$303,015	$226,858	$76,157	33.6%
Impact of loss on extinguishment of debt	(53,104)	—	(53,104)	NM
Interest expense adjusted for certain items (Non-GAAP)	$249,911	$226,858	$23,053	10.2%

Net earnings (GAAP)	$981,838	$837,332	$144,506	17.3%
Impact of MEPP charge	1,700	—	1,700	NM
Impact of restructuring costs (1)	63,211	118,438	(55,227)	(46.6)
Impact of acquisition-related costs (2)	70,906	71,352	(446)	(0.6)
Impact of loss on extinguishment of debt	53,104	—	53,104	NM
Tax impact of MEPP charge	(582)	—	(582)	NM
Tax impact of restructuring costs (3)	(20,170)	(36,840)	16,670	(45.2)
Tax impact of acquisition-related costs (3)	(17,778)	(19,515)	1,737	(8.9)
Tax impact of loss on extinguishment of debt	(18,225)	—	(18,225)	NM
Impact of U.S. transition tax	115,000	—	115,000	NM
Impact of U.S. balance sheet remeasurement from tax law change	(14,477)	—	(14,477)	NM
Impact of France and U.K. tax law changes	(8,137)	—	(8,137)	NM
Tax impact of retirement plan contribution	(44,424)	—	(44,424)	NM
Net earnings adjusted for certain items (Non-GAAP)	$1,161,966	$970,767	$191,199	19.7%

Diluted earnings per share (GAAP)	$1.85	$1.52	$0.33	21.7%
Impact of restructuring costs (1)	0.12	0.21	(0.09)	(42.9)
Impact of acquisition-related costs (2)	0.13	0.13	—	NM
Impact of loss on extinguishment of debt	0.10	—	0.10	NM
Tax impact of acquisition-related costs (3)	(0.04)	(0.07)	0.03	(42.9)
Tax impact of acquisition financing costs (3)	(0.03)	(0.04)	0.01	(25.0)
Tax impact of loss on extinguishment of debt	(0.03)	—	(0.03)	NM
Impact of U.S. transition tax	0.22	—	0.22	NM
Impact of U.S. balance sheet remeasurement from tax law change	(0.03)	—	(0.03)	NM
Impact of France and U.K. tax law changes	(0.02)	—	(0.02)	NM
Tax impact of retirement plan contribution	(0.08)	—	(0.08)	NM
Diluted EPS adjusted for certain items (Non-GAAP) (4)	$2.19	$1.76	$0.43	24.4%

(1)
Fiscal 2018 includes business technology transformation initiative costs, professional fees on three-year financial objectives, restructuring expenses within our Brakes operations, costs to convert to legacy systems in conjunction with our revised business technology strategy, severance charges related to restructuring, and facility closure charges. Fiscal 2017 includes $84 million in accelerated depreciation associated with our revised business technology strategy and $35 million related to professional fees on 3-year financial objectives, restructuring expenses within our Brakes operations, costs to convert to legacy systems in conjunction with our revised business technology strategy and severance charges.

(2)
Fiscal 2018 and fiscal 2017 include $51 million and $57 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $14 million and $15 million in integration costs, respectively.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented:

	13-Week Period Ended Mar. 31, 2018	13-Week Period Ended Apr. 1, 2017	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses	$1,216,240	$1,147,016	$69,224	6.0%
Impact of MEPP charge	(1,700)	—	(1,700)	NM
Operating expenses adjusted for certain items (Non-GAAP)	$1,214,540	$1,147,016	$67,524	5.9%

Operating income	$695,464	$689,210	$6,254	0.9%
Impact of MEPP charge	1,700	—	1,700	NM
Operating income adjusted for certain items (Non-GAAP)	$697,164	$689,210	$7,954	1.2%

INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$563,907	$500,672	$63,235	12.6%
Impact of restructuring costs (1)	(3,552)	(6,779)	3,227	(47.6)
Impact of acquisition-related costs (2)	(21,679)	(17,048)	(4,631)	27.2
Operating expenses adjusted for certain items (Non-GAAP)	$538,676	$476,845	$61,831	13.0%

Operating income (GAAP)	$19,319	$16,076	$3,243	20.2%
Impact of restructuring costs (1)	3,552	6,779	(3,227)	(47.6)
Impact of acquisition related costs (2)	21,679	17,048	4,631	27.2
Operating income adjusted for certain items (Non-GAAP)	$44,550	$39,903	$4,647	11.6%

CORPORATE
Operating expenses (GAAP)	$228,371	$284,330	$(55,959)	(19.7)%
Impact of restructuring costs (3)	(19,229)	(33,286)	14,057	(42.2)
Impact of acquisition-related costs (4)	(3,682)	(7,224)	3,542	(49.0)
Operating expenses adjusted for certain items (Non-GAAP)	$205,460	$243,820	$(38,360)	(15.7)%

Operating income (GAAP)	$(239,272)	$(282,746)	$43,474	(15.4)%
Impact of restructuring costs (3)	19,229	33,286	(14,057)	(42.2)
Impact of acquisition-related costs (4)	3,682	7,224	(3,542)	(49.0)
Operating income adjusted for certain items (Non-GAAP)	$(216,361)	$(242,236)	$25,875	(10.7)%

(1)	Includes Brakes Acquisition-related restructuring charges, facility closure charges and other severance charges related to restructuring.

(2)
Fiscal 2018 and fiscal 2017 include $20 million and $19 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.

(3)
Fiscal 2018 includes business technology transformation initiative costs, professional fees on three-year financial objectives, costs to convert to legacy systems in conjunction with our revised business technology strategy and severance charges related to restructuring. Fiscal 2017 includes $28 million in accelerated depreciation associated with our revised business technology strategy and $6 million related to costs to convert to legacy systems in conjunction with our revised business technology strategy, professional fees on three-year financial objectives and severance charges related to restructuring.

(4)	Fiscal 2018 and fiscal 2017 include $4 million and $7 million, respectively, related to integration costs from the Brakes Acquisition.

	39-Week Period Ended Mar. 31, 2018	39-Week Period Ended Apr. 1, 2017	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses	$3,630,745	$3,456,602	$174,143	5.0%
Impact of MEPP charge	(1,700)	—	(1,700)	NM
Impact of restructuring costs	—	(470)	470	NM
Operating expenses adjusted for certain items (Non-GAAP)	$3,629,045	$3,456,132	$172,913	5.0%

Operating income	$2,182,708	$2,115,762	$66,946	3.2%
Impact of MEPP charge	1,700	—	1,700	NM
Impact of restructuring costs	—	470	(470)	NM
Operating income adjusted for certain items (Non-GAAP)	$2,184,408	$2,116,232	$68,176	3.2%

INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,649,573	$1,511,044	$138,529	9.2%
Impact of restructuring costs (1)	(13,052)	(17,049)	3,997	(23.4)
Impact of acquisition-related costs (2)	(57,001)	(56,838)	(163)	0.3
Operating expenses adjusted for certain items (Non-GAAP)	$1,579,520	$1,437,157	$142,363	9.9%

Operating income (GAAP)	$148,403	$180,324	$(31,921)	(17.7)%
Impact of restructuring costs (1)	13,052	17,049	(3,997)	(23.4)
Impact of acquisition related costs (2)	57,001	56,838	163	0.3
Operating income adjusted for certain items (Non-GAAP)	$218,456	$254,211	$(35,755)	(14.1)%

CORPORATE
Operating expenses (GAAP)	$703,425	$831,976	$(128,551)	(15.5)%
Impact of restructuring costs (3)	(50,159)	(100,919)	50,760	(50.3)
Impact of acquisition-related costs (4)	(13,904)	(14,514)	610	(4.2)
Operating expenses adjusted for certain items (Non-GAAP)	$639,362	$716,543	$(77,181)	(10.8)%

Operating income (GAAP)	$(715,660)	$(834,154)	$118,494	(14.2)%
Impact of restructuring costs (3)	50,159	100,919	(50,760)	(50.3)
Impact of acquisition-related costs (4)	13,904	14,514	(610)	(4.2)
Operating income adjusted for certain items (Non-GAAP)	$(651,597)	$(718,721)	$67,124	(9.3)%

(1)	Includes Brakes Acquisition-related restructuring charges, facility closure charges and other severance charges related to restructuring.

(2)	Fiscal 2018 and 2017 include $51 million and $57 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.

(3)
Fiscal 2018 includes business technology transformation initiative costs, professional fees on three-year financial objectives, costs to convert to legacy systems in conjunction with our revised business technology strategy and severance charges related to restructuring. Fiscal 2017 includes $84 million in accelerated depreciation associated with our revised business technology strategy and $17 million related to professional fees on 3-year financial objectives, costs to convert to legacy systems in conjunction with our revised business technology strategy and severance charges.

(4)	Fiscal 2018 and 2017 include $14 million and $15 million, respectively, related to integration costs from the Brakes Acquisition.

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

Return on invested capital (GAAP)
Return on invested capital (Non-GAAP)

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

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 39 weeks of fiscal 2018 to the first 39 weeks of fiscal 2017:

•	Cash flows from operations were $1.1 billion in fiscal 2018 and fiscal 2017;

•	Capital expenditures totaled $372.6 million in fiscal 2018, compared to $413.8 million in fiscal 2017;

•	Free cash flow was $768.5 million in fiscal 2018, compared to $687.7 million in fiscal 2017, (see “Non-GAAP Reconciliations” below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses, net of cash received, was $203.6 million in fiscal 2018, compared to $2.9 billion in fiscal 2017;

•	Commercial paper issuances and net bank borrowings were $638.3 million in fiscal 2018, compared to $1.3 billion of commercial paper issuances and net bank borrowings in fiscal 2017;

•	Dividends paid were $534.7 million in fiscal 2018, compared to $521.8 million in fiscal 2017; and

•	Cash paid for treasury stock repurchases was $911.0 million in fiscal 2018, compared to $1.5 billion in fiscal 2017.

In addition, for our senior notes:

•	We issued an aggregate of $1.0 billion in new senior notes in fiscal 2018; and

•
We repaid senior notes in the amount of $500.0 million and redeemed senior notes and debentures in the amount of $230.5 million in fiscal 2018, using cash on hand, proceeds from borrowings under our commercial paper program and a portion of net proceeds from our senior notes offering.

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

We currently estimate $200 million to $300 million in annual cash savings from lower taxes as a result of the Tax Act. We invested a portion of those savings in our employees through increased contributions to Sysco’s retirement plans. We will continue to evaluate our options with regard to how best to utilize the balance of these savings and will do so consistent with our capital allocation priorities. We believe this is an opportunity to reinvest in our business and further strengthen our competitive advantage.

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

As of March 31, 2018, we had $901.6 million in cash and cash equivalents, approximately 72.0% of which was held by our international subsidiaries generated from our earnings of international operations.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations; however, this potential tax obligation has not been accrued for as a result of the company’s ability and intent to not repatriate this cash. This assertion will continue to be assessed due to the recent enactment of the Tax Act.

In December 2017, Sysco established a wholly owned captive insurance subsidiary (the Captive). The primary purpose of the Captive is to enhance Sysco’s risk financing strategies by providing Sysco the opportunity to negotiate insurance premiums in the non-retail insurance market. The Captive must maintain a sufficient level of cash to fund future reserve payments. As of March 31, 2018, we had $102.2 million of restricted cash and restricted cash equivalents primarily held by the Captive in a cash deposit account in order to meet solvency requirements.

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

Cash Flows

Operating Activities

We generated $1.1 billion in cash flows from operations in the first 39 weeks of fiscal 2018 and fiscal 2017. These comparable amounts include year-over-year favorable comparisons on accrued income taxes, accrued expense and higher operating results, partially offset by a $330 million pension contribution that allowed us to fund the Pension Plan in the third quarter of fiscal 2018, as well as increased working capital.

Total tax payments have decreased by $455.0 million in the first 39 weeks of fiscal 2018, as compared to the first 39 weeks of fiscal 2017. The decrease was due to savings from the decrease in the tax rates, as well as $136.7 million from deductions related to our pension contribution and $59.9 million savings from a deduction resulting from our formation of the Captive.

The positive comparison on accrued expenses was primarily due to a $65.7 million decrease from incentive payments. Our annual incentive payments from the prior fiscal year are paid in the first quarter of each fiscal year. Our fiscal 2017 performance resulted in lower incentive payments, paid in the first quarter of fiscal 2018, as compared to our payments in the first quarter of fiscal 2017 that resulted from our fiscal 2016 performance. There was also a $55.1 million decrease in other accruals, such as corporate business technology accruals, professional fee accruals and acquisition costs, as well as a $49.7 million decrease in interest payments.

Included in the change in other long-term liabilities was a negative comparison primarily from pension contributions. Pension contributions were $401.6 million in fiscal 2018, including a $330 million contribution that allowed us to fund and de-risk the Pension Plan in the third quarter of fiscal 2018.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a negative impact of $193.8 million on the period-over-period change in cash flow from operations. This was primarily from working capital investments in support of sales growth.

Seasonal trends also impact our cash flows from operations, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. We believe our operating cash flows for fiscal 2018 will be generally consistent with the results achieved in fiscal 2017.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2018 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment, including supply chain opportunities involving Sysco Europe. Our capital expenditures in the first 39 weeks of fiscal 2018 were higher by $41.2 million as compared to the first 39 weeks of fiscal 2017. We previously forecasted investment, expressed as a percentage of sales, of 1.4 % to 1.5% for fiscal 2018, as we anticipated moving spend from fiscal 2019 to fiscal 2018; however, we currently estimate that our capital expenditures for fiscal 2018, net of proceeds from sales of assets, will be lower than originally planned.

During the first 39 weeks of fiscal 2018, we paid $203.6 million, net of cash acquired, for acquisitions made during fiscal 2018, including HFM and Doerle. Additionally, we purchased the remaining 50% interest in our joint venture in Costa Rica.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  Our free cash flow for the first 39 weeks of fiscal 2018 increased by $80.7 million, to $768.5 million, as compared to the first 39 weeks of fiscal 2017, principally as a result of a year-over-year increase in cash flows from operations and reduced capital expenditures.

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

	39-Week Period Ended Mar. 31, 2018	39-Week Period Ended Apr. 1, 2017
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,124,187	$1,082,424
Additions to plant and equipment	(372,612)	(413,776)
Proceeds from sales of plant and equipment	16,910	19,091
Free Cash Flow (Non-GAAP)	$768,485	$687,739

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

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $238.4 million in the first 39 weeks of fiscal 2018, as compared to $175.3 million in the first 39 weeks of fiscal 2017. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs.  The number of shares acquired and their cost during the first 39 weeks of fiscal 2018 were 16.9 million shares for $911.0 million, with 29.1 million shares repurchased in the first 39 weeks of fiscal 2017 for $1.5 billion. We repurchased 0.2 million additional shares for $14.2 million through April 20, 2018. In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. These repurchase programs are intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. All share repurchases in the first 39 weeks of fiscal 2018 were made under these authorizations. The number of shares we repurchase during the remainder of fiscal 2018 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first 39 weeks of fiscal 2018 were $534.7 million, or $1.02 per share, as compared to $521.8 million, or $0.95 per share, in the first 39 weeks of fiscal 2017.  In February 2018, we declared our regular quarterly dividend for the third quarter of fiscal 2018 of $0.36 per share, which was paid in April 2018.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 7, “Debt.” Our outstanding borrowings at March 31, 2018, and repayment activity since the close of the third quarter of fiscal 2018, are disclosed within that note.  Updated amounts through April 20, 2018, include:

•	$844.3 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

During the first 39 weeks of fiscal 2018 and 2017, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 1.58% and 0.85%, respectively.

Included in current maturities of long-term debt as of March 31, 2018 are the 5.38% senior notes totaling $250 million, which mature in March 2019. It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes or a combination thereof.

Contractual Obligations

Our 2017 Form 10-K contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of July 1, 2017. Since July 1, 2017, the only material change to our specified contractual obligations relates to the one-time transition tax liability that we are required to pay over an eight-year period beginning in the first quarter of fiscal 2019 due to the provisions enacted as part of the Tax Act and as it relates to changes in our senior notes, as outlined in Note 7, “Debt.” As noted in Note 11, “Income Taxes,” our transition tax liability is currently a provisional estimate. The following table sets forth, as of March 31, 2018, certain information, of our transition tax liability, updating the contractual obligations and commitments to make contractual future payments disclosed in our 2017 Form 10-K:

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

Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss.  There was no impairment recorded as a result of an assessment in the first quarter of fiscal 2018.  We do not believe the estimates used in the analysis are reasonably likely to change materially in the future, but we will continue to assess the estimates in the future based on the expectations of the combined reporting unit.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continues,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. Examples of forward-looking statements include, but are not limited to, statements about:

•	our expectations and beliefs regarding our fair value estimates;

•	our expectations with respect to achieving our three-year financial targets through fiscal 2018 and our new three-year financial objectives through fiscal 2020;

•	our expectations regarding product inflation and other economic trends in the U.S. and abroad;

•	our expectations regarding the rise of restaurant sales;

•	our expectations regarding local customer growth and customer experience;

•	our expectations regarding investments in our supply chain transformation across Europe;

•
our expectations regarding our effective tax rate, our accounting for the income tax effects of the Tax Act and the positive impact of the Tax Act generally, including on our cash savings and our use thereof, on our earnings per share, and on our three-year financial plan earnings targets;

•	our expectations regarding the use of remaining cash generated from operations;

•	our expectations regarding the impact of potential acquisitions and sales of assets on our liquidity, borrowing capacity, leverage ratios and capital availability;

•	our expectations regarding the calculation of adjusted return on invested capital, adjusted operating income, adjusted net earnings and adjusted diluted earnings per share;

•	our expectations regarding the impact of future Certain Items on our projected future non-GAAP and GAAP results;

•	our expectations regarding cash held by international subsidiaries, including our need to repatriate cash held outside of the U.S. in a tax-efficient manner;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	our ability to meet future cash requirements, including the ability to access financial markets effectively, including issuances of debt securities, and maintain sufficient liquidity;

•	our ability to effectively access the commercial paper market and long-term capital markets;

•	our expectations regarding operating cash flow, capital expenditures, net of proceeds from sales of assets, cash flow growth and free cash flow;

•	our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof; and

•	our expectations regarding share repurchases.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our 2017 Form 10-K and subsequent filings with the SEC:

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our 2017 Form 10-K and subsequent filings with the Securities and Exchange Commission.

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

Interest Rate Risk

At March 31, 2018, there were $758.0 million in commercial paper issuances outstanding.  Total debt as of March 31, 2018 was $9.1 billion, of which approximately 73% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. During the first 39 weeks of fiscal 2018 and fiscal 2017, fuel costs related to outbound deliveries represented approximately 0.5% of sales in both periods.

We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements.  As of March 31, 2018, we had diesel fuel swaps with a total notional amount of approximately 13 million gallons through June 2018.

These swaps will lock in the price of approximately 55% to 65% of our projected fuel purchase needs for fiscal 2018. Additional swaps have been entered into for hedging activity in fiscal 2019. As of March 31, 2018, we had diesel fuel swaps with a total notional amount of approximately 29 million gallons specific to fiscal 2019. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 1, 2017, and subsequent filings with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the first 39 weeks of fiscal 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 31 - January 27	908,968	$61.76	903,760	—
Month #2
January 28 - February 24	1,264,306	59.80	1,264,306	—
Month #3
February 25 - March 31	488,344	59.82	485,014	—
Total	2,661,618	$60.47	2,653,080	—

(1) The total number of shares purchased includes 5,208, 0 and 3,330 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

We repurchased 16.9 million shares during the first 39 weeks of fiscal 2018, resulting in a remaining authorization under our programs of approximately $1.6 billion. We purchased 29.1 million shares in the first 39 weeks of fiscal 2017. We purchased approximately 235,000 additional shares under these authorizations through April 20, 2018. The number of shares we repurchase during the remainder of fiscal 2018 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: May 7, 2018	By:	/s/ THOMAS L. BENÉ
Thomas L. Bené
President and Chief Executive Officer

Date: May 7, 2018	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: May 7, 2018	By:	/s/ ANITA A. ZIELINSKI
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
Thirty-Second Supplemental Indenture, dated as of March 19, 2018, among Sysco, the Guarantors and the Trustee relating to the 2025 Notes, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 19, 2018 (File No. 1-6544).

4.2	—
Thirty-Third Supplemental Indenture, dated as of March 19, 2018, among Sysco, the Guarantors and the Trustee relating to the 2048 Notes, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 19, 2018 (File No. 1-6544).

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
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 7, 2018, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of March 31, 2018, July 1, 2017 and April 1, 2017, (ii) Consolidated Results of Operations for the thirteen and thirty nine week periods ended March 31, 2018 and April 1, 2017, (iii) Consolidated Statements of Comprehensive Income for the thirteen and thirty nine week periods ended March 31, 2018 and April 1, 2017, (iv) Consolidated Cash Flows for the thirty nine week periods ended March 31, 2018 and April 1, 2017, and (v) the Notes to Consolidated Financial Statements.

___________
# Filed herewith