Form 10-K
period 2018-06-30
SYSCO CORP
filed 2018-08-27
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $28,886,944,016 as of December 30, 2017 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 29, 2017, as reported by The Wall Street Journal (Southwest Edition)).  As of August 10, 2018, the registrant had issued and outstanding an aggregate of 519,774,992 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the company’s 2018 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest global distributor of food and related products primarily to the foodservice or food-away-from-home industry. We provide products and related services to over 600,000 customer locations, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115 million to $58.7 billion in annual sales, both through internal expansion of existing operations and through acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending June 30, 2018 for fiscal 2018, a 52-week year ending July 1, 2017 for fiscal 2017, and a 53-week year ending July 2, 2016 for fiscal 2016. We will have a 52-week year ending June 29, 2019 for fiscal 2019.

Sysco Corporation is organized under the laws of Delaware. The address and telephone number of our executive offices are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390. This annual report on Form 10-K, as well as all other reports filed or furnished by Sysco pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on Sysco’s website at www.sysco.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

Reporting Segments

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located in North America and Europe. Under the accounting provisions related to disclosures about segments of an enterprise, we have aggregated certain operating segments into three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•
U.S. Foodservice Operations - primarily includes U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, specialty produce, specialty imports and a wide variety of non-food products;

•
International Foodservice Operations - includes operations in the Americas and Europe, which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;

•	SYGMA - our U.S. customized distribution subsidiary; and

•
Other - primarily our hotel supply operations and Sysco Labs, which includes our suite of technology solutions that help support the business needs of our customers and provide support for some of our business technology needs.

Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. Selected financial data for each of our reportable segments, as well as financial information concerning geographic areas, can be found in Note 20, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8.

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

The products we distribute include:

•	a full line of frozen foods, such as meats, seafood, fully prepared entrées, fruits, vegetables and desserts;

•	a full line of canned and dry foods;

•	fresh meats and seafood;

•	dairy products;

•	beverage products;

•	imported specialties; and

•	fresh produce.
We also supply a wide variety of non-food items, including:

•	paper products such as disposable napkins, plates and cups;

•	tableware such as china and silverware;

•	cookware such as pots, pans and utensils;

•	restaurant and kitchen equipment and supplies; and

•	cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2018	2017	2016
Fresh and frozen meats	20%	19%	20%
Canned and dry products	17	16	17
Frozen fruits, vegetables, bakery and other	15	15	13
Poultry	10	11	11
Dairy products	10	11	11
Fresh produce	8	8	8
Paper and disposables	7	6	7
Seafood	6	6	5
Beverage products	3	4	4
Janitorial products	2	2	2
Equipment and smallwares	1	1	1
Medical supplies	1	1	1
Totals	100%	100%	100%

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

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended June 30, 2018.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2018	2017	2016
Restaurants	62%	61%	63%
Healthcare	9	9	9
Education, government	8	9	8
Travel, leisure, retail	8	9	8
Other (1)	13	12	12
Totals	100%	100%	100%

(1)
Other includes cafeterias that are not stand alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports. None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

Sources of Supply

We purchase from thousands of suppliers, both domestic and international, none of which individually accounts for more than 10% of our purchases. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. We also provide specialty and seasonal products from small to mid-sized producers to meet a growing demand for locally sourced products. Our locally sourced products, including produce, meats, cheese and other products, help differentiate our customers’ offerings, satisfy demands for new products, and support local communities. Purchasing is generally carried out through both centrally developed purchasing programs, domestically and internationally, and direct purchasing programs established by our various operating companies.

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

Working Capital Practices

Our growth is funded through a combination of cash flow from operations, commercial paper issuances and long-term borrowings. See the discussion in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” regarding our liquidity, financial position and sources and uses of funds.

We extend credit terms to our customers that can vary from cash on delivery to 30 days or more based on our assessment of each customer’s credit worthiness. We monitor each customer’s account and will suspend shipments if necessary.

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

Corporate Headquarters and Shared Services Center

Our corporate staff makes available a number of services to our operating companies and our shared services center performs support services for employees, suppliers and customers. Members of these groups possess experience and expertise in, among other areas, customer and vendor contract administration, accounting and finance, treasury, legal, information technology, payroll and employee benefits, risk management and insurance, sales and marketing, merchandising, inbound logistics, human resources, strategy and tax compliance services. The corporate office also makes available supply chain expertise, such as in warehousing and distribution services, which provide assistance in operational best practices, including space utilization, energy conservation, fleet management and work flow.

Capital Improvements

During fiscal 2018, 2017 and 2016, $687.8 million, $686.4 million and $527.3 million, respectively, were invested in delivery fleet, facilities, technology and other capital asset enhancements. From time to time, we dispose of assets in the normal course of business; we consider proceeds from these asset sales to be an offset to capital expenditures. During fiscal 2018, 2017 and 2016, capital expenditures, net of proceeds from sales of assets, were $665.6 million, $662.7 million and $503.8 million, respectively. Capital expenditures as a percentage of sales during fiscal 2018, 2017 and 2016 were 1.1%, 1.2% and 1.0%, respectively. We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2019 should be approximately 1.2% to 1.3% of sales. During the three years ended June 30, 2018, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings. We expect to finance our fiscal 2019 capital expenditures from the same sources.

Employees

As of June 30, 2018, we had approximately 67,000 employees, approximately 24% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Contract negotiations are handled by each individual operating company. Approximately 19% of our union employees who are covered by collective bargaining agreements have or will have expired contracts during fiscal 2019, which contracts are subject to renegotiation. Since June 30, 2018, there have been no contract renegotiations. We consider our labor relations to be satisfactory.

Competition

There are a large number of companies engaged in the distribution of food and non-food products to the foodservice industry. Our customers may also choose to purchase products directly from wholesale or retail outlets, including club, cash and carry and grocery stores, online retailers, or negotiate prices directly with our suppliers. While we compete primarily with local and regional distributors, some organizations compete with us on a multi-region basis. In addition, these local, regional and multi-regional distributors can create purchasing cooperatives and marketing groups to enhance their competitive abilities by expanding their product mix, improving purchasing power and extending their geographic capabilities. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices. Our customers are accustomed to purchasing from multiple suppliers and channels concurrently. Product needs, service requirements and price are just a few of the factors they evaluate when deciding where to purchase. Customers can choose from many broadline foodservice distributors, specialty distributors that focus on specific categories such as produce, meat or seafood, other wholesale channels, club stores, cash and carry stores, grocery stores and numerous online retailers. Since switching costs are very low, customers can make supplier and channel changes very quickly. There are few barriers to market entry. Existing foodservice competitors can extend their shipping distances and add truck routes and warehouses relatively quickly to serve new markets or customers.

We estimate that we serve about 16% of an approximately $289 billion annual foodservice market in the United States (U.S.) based on a measurement as of the end of calendar 2017, based on industry data obtained from Technomic, Inc. We also serve certain international geographies that vary in size and amount of market share. We believe, based upon industry trade data, that our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2018. While comprehensive industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trading areas. We believe our competitive advantages include our marketing associates; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers such as business reviews and menu analysis; and our multi-regional presence in North America and Europe, which mitigates some of the impact of regional economic declines that may occur over time.

We believe our liquidity and access to capital provides us the ability to continuously invest in business improvements. There are a small number of companies competing in the food-away-from-home industry in the U.S. with publicly traded equity. While our public company status provides us with some advantages over many of our competitors, including access to capital, we believe it also puts us at a disadvantage, in that most of our competitors do not face the obligations and additional costs related to complying with regulatory requirements applicable to public companies.

Government Regulation

Our company is required to comply, and it is our policy to comply, with all applicable laws in the numerous countries throughout the world in which we do business.

In the U.S., as a marketer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA). The FDA regulates food safety and quality through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point (HACCP) requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption, as well as Food Defense, which is a responsibility of the Department of Homeland Security.

The recently published rules under the Food Safety Modernization Act (FSMA) will significantly expand our food safety requirements. Among other things, FDA regulations implementing the FSMA require us to establish and maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA further imposes new requirements for food products imported into the U.S. and provides the FDA with mandatory recall authority. In particular, the final rule on the sanitary transportation of food, which became effective for Sysco in the fourth quarter of fiscal 2017, required us to enhance certain of our systems to ensure that we met the rule’s new standards for maintaining the safety of food during transportation.

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

We are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate our trucking operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours-of service. Such matters as weight and dimension of equipment also fall under federal and state regulations. We are subject to regulations of the Federal Aviation Administration covering items transported by air. In addition, we are subject to the U.S. False Claims Act, and similar state statutes, which prohibit the submission of claims for payment to the government that are false and the knowing retention of overpayments.

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

Outside the U.S., our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements. For example, we are subject to legal and regulatory requirements of the European Union (the EU), as well as those of EU countries where we conduct business (including the U.K., Ireland, France and Sweden), which requirements relate to, among other things, competition, product composition, packaging, labeling, advertisement and the safety of food products, as well as the health, safety and working conditions of employees. We are subject to privacy laws in the EU, including the new regulation that became effective in May 2018, the General Data Protection Regulation (GDPR), which requires companies to meet new requirements regarding the handling of personal data. In addition, our business is subject to the U.K. Modern Slavery Act 2015, which requires certain companies that operate in the U.K. to prepare a report describing steps taken to ensure that slavery and human trafficking is not taking place in its supply chain or business, as well as the U.K. Bribery Act 2010, an anti-corruption law that restricts the offer or payment of anything of value to both government officials as well as to other non-governmental persons with the intent of gaining favorable government action, business or an advantage.

All of our company’s facilities and other operations in the U.S. and elsewhere around the world are subject to various environmental protection statutes and regulations, including those in the U.S. and the EU, relating to: (1) the use of water resources and the discharge of wastewater; (2) the discharge of pollutants into the air, including vehicle emissions; (3) proper handling, treatment and disposing of solid and hazardous wastes; and (4) protecting against and appropriately investigating and remediating spills and releases. Further, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks (including the investigation and remediation of soil and groundwater contamination associated with the use of underground storage tanks). See “Item 1A. Risk Factors - Business and Operational Risks - We may incur significant costs to comply with environmental laws and regulations, and we may be subject to substantial fines, penalties, or third-party claims for non-compliance.”

General

We have numerous trademarks that are of significant importance, including the SYSCO® and Brakes® trademarks, in addition to our privately branded product trademarks that include these trademarks. These trademarks and the private brands on which they are used are widely recognized within the foodservice industry. In North America, approximately half of our privately branded sales are from products labeled with our SYSCO® trademark without any other trademark. We believe the loss of the SYSCO® trademark would have a material adverse effect on our results of operations. In Europe, approximately 26% of our privately branded European sales are from products labeled with the Brakes® trademark. Both our U.S. and European trademarks are effective for a ten-year period and the company generally renews its trademarks before their expiration dates unless a particular trademark is no longer in use. The company does not have any material patents or licenses.

We are not engaged in material research and development activities relating to the development of new products or the improvement of existing products.

Our sales do not generally fluctuate significantly on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.

As of June 30, 2018, we operated 332 distribution facilities throughout North America and Europe.

Item 1A.  Risk Factors

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes contained in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are the most significant factors to consider when evaluating our business. These factors could cause our future results to differ from our expectations expressed in the forward-looking statements identified within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and from historical trends.

Industry and General Economic Risks

Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product costs and may negatively impact our profitability.

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. Periods of significant product cost inflation may have a negative impact on our results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers in a timely manner. In addition, periods of rapidly increasing inflation may negatively impact our business due to the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment. Conversely, our business may be adversely impacted by periods of product cost deflation, because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage margin.  As a result, our results of operations may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

Unfavorable macroeconomic conditions in North America and Europe, as well as unfavorable conditions in particular local markets, may adversely affect our results of operations and financial condition.

The foodservice industry is characterized by relatively low profit margins with modest demand growth expected in the near-term, and, consequently, our results of operations are susceptible to regional, national and international economic trends and uncertainties. Economic conditions can affect us in the following ways:

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

Historically, North America and Europe have experienced, from time to time, deteriorating economic conditions and heightened uncertainty in their financial markets, which adversely impacted business and consumer confidence and spending and depressed capital investment and economic activity in the affected regions. If similar unfavorable economic conditions were to arise in the future, our results of operations and financial condition could be adversely affected.

Economic and political instability and potential unfavorable changes in laws and regulations resulting from the U.K.’s exit from the European Union (the EU) could adversely affect our results of operations and financial condition.

The U.K.’s anticipated exit from the EU and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and its laws and regulations impacting business conducted between them) could disrupt the overall stability of the U.K. and the EU and otherwise negatively impact our European operations. If changes occur in laws and regulations impacting the flow of goods, services and workers between the U.K. and the EU, our European operations could also be negatively impacted. The completion of the U.K.’s exit from the EU could adversely affect the value of our euro- and pound-denominated assets and obligations. Exchange rates related to the British pound sterling have been more volatile since the U.K. announced it would exit the EU and such volatility may continue in the future. Future fluctuations in the exchange rate between the British pound sterling and the local currencies of our suppliers may have the effect of increasing our cost of goods sold in the U.K., which increases we may not be able to pass on to our customers. In addition, the U.K.’s exit from the EU could cause financial and capital markets within and outside the EU to constrict, thereby negatively impacting our ability to finance our business, and could cause a substantial dip in consumer confidence and spending that could negatively impact the foodservice distribution industry. Any one of these impacts could have an adverse effect on our financial condition and results of operations.

Competition and the impact of GPOs may reduce our margins and make it difficult for us to maintain our market share, growth rate and profitability.

The foodservice distribution industry is fragmented and highly competitive, with local, regional and multi-regional distributors and specialty competitors. Local and regional companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies and ability to meet customer distribution requirements. These suppliers may also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Furthermore, barriers to entry by new competitors, or geographic or product line expansion by existing competitors, are low. Additionally, increased competition from non-traditional sources (such as club stores and commercial wholesale outlets with lower cost structures), online direct food wholesalers and cash and carry operations have served to further increase pressure on the industry’s profit margins, and continued margin pressure within the industry may have a material adverse effect on our results of operations.

Moreover, some of our customers purchase their products from us through group purchasing organizations, or “GPOs,” in an effort to lower the prices paid by these customers on their foodservice orders. GPOs have a relatively larger presence in the healthcare, lodging and foodservice management customer segments. If these GPOs are able to add a significant number of our customers as members, it may negatively affect our business, financial condition, or results of operations.

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

Volatile fuel prices have a direct impact on our industry. We require significant quantities of fuel for our delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel. The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. The cost of fuel affects the price paid by us for products, as well as the costs we incur to deliver products to our customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past through, among other things, our fuel surcharge program, there is no guarantee that we will be able to do so in the future. If fuel costs increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our results of operations.

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

We obtain substantially all of our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include shortages of qualified labor for our suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, animal disease outbreaks, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, terrorist attacks or international hostilities and natural disasters or other catastrophic events (including, but not limited to, food-borne illnesses). Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Additionally, we procure products from suppliers outside of the United States (U.S.), and we are subject to the risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, any or all of which could delay our receipt of product or increase our input costs. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

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

We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms, or at all, or collect amounts owed to us from insolvent customers. Our customer agreements are generally terminable upon written notice by either us or the customer, which provides our customers with the opportunity to renegotiate their contracts with us on less favorable terms or to award more business to our competitors. The loss of one or more of our major customers could adversely affect our business, financial condition, and results of operations.

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

Moreover, if sales to our multi-unit customers increase at a faster pace of growth than sales to our locally managed customers, we will become more dependent on multi-unit customers as they begin to represent a greater proportion of our total sales. Additionally, the loss of sales to the larger of these multi-unit customers could have a material negative impact on our results of operations and financial condition. Additionally, as a result of our greater dependence on these customers, we could be pressured by them to lower our prices and/or offer expanded or additional services at the same prices. In that event, if we were unable to achieve additional cost savings to offset these price reductions and/or cost increases, our results of operations could be materially adversely affected. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

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

We may not be able to achieve our three-year financial targets by the end of fiscal year 2020.

In fiscal 2018, we set new three-year financial targets to grow operating income, accelerate earnings per share growth faster than operating income growth and improve return on invested capital. Our ability to meet these financial targets depends largely on our successful execution of our business plan including various related initiatives. There are various risks related to these efforts, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected; and the risk of adverse effects to our business, results of operations and liquidity if past and future undertakings, and the associated changes to our business, do not prove to be cost effective or do not result in the cost savings and other benefits at the levels that we anticipate. Our intentions and expectations with regard to the execution of our business plan, and the timing of any related initiatives, are subject to change at any time based on management’s subjective evaluation of our overall business needs. If we are unable to successfully execute our business plan, whether due to our failure to realize the anticipated benefits from our various business initiatives in the anticipated time frame or otherwise, we may be unable to achieve our three-year financial targets.

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

In particular, the U.S. government enacted in December 2017 comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, the estimated impacts of which are disclosed elsewhere in this report. The final effects of the Tax Act may differ materially from our estimates, due to, among other things, changes in interpretations of the Tax Act, any further legislative actions to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, and/or any updates to estimates the company has utilized to calculate the effects. In addition, as discussed more fully at Note 18, “Income Taxes,” our accounting for certain elements of the Tax Act is provisional, and we have recorded reasonable estimates of the effects of those elements in our financial statements included in this Annual Report on Form 10-K. Completion of our accounting for such elements could result in charges or other adjustments that would impact our financial results for fiscal 2019.

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

Given the breadth and complexity of the Tax Act, as well as the unpredictability of possible further changes to the U.S. or foreign tax laws and regulations and their potential interdependency, it is very difficult to predict the cumulative effect of such tax laws and regulations on our results of operations and cash flow, but such laws and regulations (and changes thereto) could adversely impact our financial results.

If the products distributed by us are alleged to have caused injury or illness, or to have failed to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

We, like any other foodservice distributor, may be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute are alleged to have caused injury or illness, to have been mislabeled, misbranded, or adulterated or to otherwise have violated applicable governmental regulations. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, whether for taste, appearance or otherwise, in order to protect our brand and reputation. Any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and/or lost sales due to the unavailability of the product for a period of time could materially adversely affect our results of operations and financial condition.

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

In the course of our operations, we operate, maintain and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems; and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation or other costs related to environmental conditions at our currently or formerly owned or operated properties.

For example, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products, which are subject to laws regulating such systems and storage tanks (including the investigation and remediation of soil and groundwater contamination associated with the use of underground storage tanks).  Certain of these laws and regulations in the EU may impose liability for costs of investigation or remediation of contamination (which could be material), regardless of fault or the legality of the original disposal, and even if such contamination was present prior to the commencement of our operations at the site and was not caused by our activities. In addition, many of our facilities have propane and battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs.

We must finance and integrate acquired businesses effectively.

Historically, a portion of our growth has come through acquisitions. If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our earnings per share may be materially adversely affected. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise, or with a culture different from Sysco’s. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Significant acquisitions may also require the issuance of material additional amounts of debt or equity, which could materially alter our debt-to-equity ratio, increase our interest expense and decrease earnings per share, and make it difficult for us to obtain favorable financing for other acquisitions or capital investments. In addition, our failure to implement effective internal control over financial reporting and disclosure controls and procedures with respect to a significant acquired business could result in material weaknesses and/or a failure to file our periodic reports with the Securities and Exchange Commission on a timely basis.

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

As described in Note 11, “Debt and Other Financing Arrangements,” as of June 30, 2018, we had approximately $8.3 billion of total indebtedness. This amount included senior notes and issuances under a commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. We also have a revolving credit facility supporting our U.S. commercial paper program in the amount of $2.0 billion scheduled to expire on November 2, 2021, and various other smaller bank facilities.

Our level of indebtedness could have important consequences for us, including:

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

We use technology in substantially all aspects of our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. We use software and other technology systems, among other things, to generate and select orders, to load and route trucks, to make purchases, to manage our warehouses and to monitor and manage our business on a day-to-day basis. We also use mobile devices, social networking and other online platforms to connect with our employees, suppliers, business partners and customers. Further, our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees and financial and strategic information about the company and our business partners.

These technology systems and our uses thereof are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. Any such disruption to these software and other technology systems, or the technology systems of third parties on which we rely, the failure of these systems to otherwise perform as anticipated, or the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, including litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies, and competitive disadvantage, any or all of which would potentially adversely affect our customer service, decrease the volume of our business and result in increased costs and lower profits. Moreover, a cybersecurity breach could require us to devote significant management resources to address the problems associated with the breach and to expend significant additional resources to upgrade further the security measures we employ to protect personal information against cyber-attacks and other wrongful attempts to access such information, which could result in a disruption of our operations.

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

In addition, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we do business. For example, the EU adopted a new regulation that became effective in May 2018, the General Data Protection Regulation (GDPR), which requires companies to meet new requirements regarding the handling of personal data. Our failure to successfully implement or comply with appropriate processes to adhere to the requirements of GDPR and other laws and regulations in this area could result in substantial fines or penalties and legal liability and could tarnish our reputation.

We may be required to pay material amounts under multiemployer defined benefit pension plans.

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 13% of our current U.S. employees are participants in such multiemployer plans. In fiscal 2018, our total contributions to these plans were approximately $46.4 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit. Based upon the information available to us from plan administrators, we believe that several of these multiemployer plans are underfunded. The unfunded liabilities of these plans may result in increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. We could also be treated as partially withdrawing from participation in one of these plans if the number of our employees participating in a given plan is reduced to a certain percentage over a certain period of time. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $131 million as of June 30, 2018. A significant increase to funding requirements could adversely affect the company’s financial condition, results of operations or cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines.

At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (U.S. Retirement Plan) as of December 31, 2012 for all U.S. based salaried and non-union hourly employees. Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan. While these actions will serve to limit future growth in our pension liabilities, we had a sizable pension obligation of $4.0 billion as of June 30, 2018; therefore, financial market factors could impact our funding requirements. See Note 13, “Company-Sponsored Employee Benefit Plans” to the Consolidated Financial Statements in Item 8 for a discussion of the funded status of the U.S. Retirement Plan.

The amount of our annual contribution to the U.S. Retirement Plan is dependent upon, among other things, the returns on the U.S. Retirement Plan’s assets and discount rates used to calculate the plan’s liability. In fiscal 2018, the company made voluntary contributions of $380 million to the U.S. Retirement Plan allowing the company to set an investment strategy that more closely aligns the duration of the U.S. Retirement Plan’s assets with the duration of its liabilities. As a result, our U.S. Retirement Plan holds a greater amount of investments in fixed income securities, but also holds equity securities. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase. The projected liability of the U.S. Retirement Plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our minimum funding requirements. Specifically, decreases in these interest rates may have an adverse effect on our funding obligations. To the extent financial markets experience significant future declines, and/or interest rates on high quality bonds in the public markets decline, our required contributions may increase for future years as our funded status decreases, which could have an adverse effect on our financial condition.

Failure to successfully renegotiate union contracts could result in work stoppages.

As of June 30, 2018, we had approximately 67,000 employees, approximately 24% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Contract negotiations are handled by each individual operating company. Approximately 19% of our union employees who are covered by collective bargaining agreements have or will have expired contracts during fiscal 2019, which contracts are subject to renegotiation. Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

A shortage of qualified labor could negatively affect our business and materially reduce earnings.

The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third-parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals, and any shortage of qualified labor could significantly affect our business. Employee recruitment, development and retention efforts undertaken by us and/or such third-parties may not be successful, resulting in a shortage of qualified individuals in future periods. Any such shortage could decrease Sysco’s ability to effectively serve our customers and achieve our strategic objectives. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each country and the aggregate square footage devoted to cold and dry storage as of June 30, 2018.

Location	Number of Facilities	Square Feet (in thousands)	Segment Served (1)
Bahamas	1	200	I
Canada	34	4,412	I, O
Costa Rica (2)	2	268	I
France	38	1,192	I
Ireland and Northern Ireland	4	371	I
Mexico	6	294	I
Panama	1	44	I
Spain	2	26	I
Sweden	9	788	I
United Kingdom	68	2,828	I, O
United States and its territories (3)	167	38,537	U, I, S, O
Totals	332	48,960

(1)	Segments served include U.S. Foodservice (U), International Foodservice (I), SYGMA (S), and Other (O).

(2)	Costa Rica facility count does not include 15 cash and carry locations.

(3)	Florida, California, and Texas account for 19, 18, and 14, respectively, of the facilities located in the U.S.

We own approximately 38,134,000 square feet of our distribution facilities (or 77.9% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2019 to fiscal 2063, exclusive of renewal options.

We own our approximately 625,000 square foot headquarters office complex in Houston, Texas. In addition, we own our approximately 669,000 square foot complex in Cypress, Texas that houses shared business services and other corporate services.

We are currently constructing expansions or build-outs for our distribution facilities in Georgia, Florida and Quebec. These operating companies, in the aggregate, accounted for 2% of fiscal 2018 sales.

As of June 30, 2018, our fleet of approximately 14,000 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 88% of these vehicles and lease the remainder.

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

	Common Stock Prices		Dividends Declared Per Share
	High	Low
Fiscal 2017:
First Quarter	$53.97	$48.70	$0.31
Second Quarter	57.07	47.14	0.33
Third Quarter	55.95	49.90	0.33
Fourth Quarter	56.10	49.22	0.33
Fiscal 2018:
First Quarter	$54.47	$48.85	$0.33
Second Quarter	62.79	52.30	0.36
Third Quarter	64.27	56.01	0.36
Fourth Quarter	68.87	58.12	0.36

The number of record owners of Sysco’s common stock as of August 10, 2018 was 9,169.

We currently expect that comparable quarterly cash dividends will continue to be paid in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

We made the following share repurchases during the fourth quarter of fiscal 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
April 1 – April 28	309,951	$60.65	309,951	—
Month #2
April 29 – May 26	346,365	63.33	346,365	—
Month #3
May 27 – June 30	413,197	66.07	411,692	—
Totals	1,069,513	$63.61	1,068,008	—

(1)
The total number of shares purchased includes 0, 0, and 1,505 shares tendered by individuals in connection with stock option exercises in month #1, month #2, and month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.

In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. These repurchase programs are intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. These share repurchase programs were approved using a dollar value limit and, therefore, are not included in the table above for “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.”

We purchased 17,930,114 shares under these plans in fiscal 2018, resulting in a remaining authorization under these programs of approximately $1.5 billion as of June 30, 2018. There were 35,744,589 shares repurchased under our then outstanding plans in fiscal 2017. We purchased approximately 1,344,000 additional shares under these authorizations through August 10, 2018.

The Board of Directors has authorized us to enter into agreements from time to time to extend our ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act).

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

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2013, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

	6/29/2013	6/28/2014	6/27/2015	7/2/2016	7/1/2017	6/30/2018
Sysco Corporation	$100	$115	$120	$164	$166	$231
S&P 500	100	125	136	140	164	188
S&P 500 Food/Staple Retail Index	100	120	143	145	141	152

Item 6.  Selected Financial Data

	Fiscal Year
	2018 (1)	2017 (1)	2016 (1)(2)	2015 (1)	2014 (1)
	(In thousands except for per share data)
Sales	$58,727,324	$55,371,139	$50,366,919	$48,680,752	$46,516,712

Operating income	2,328,974	2,053,171	1,850,500	1,229,362	1,587,122

Earnings before income taxes	1,956,224	1,766,230	1,433,007	1,008,147	1,475,624
Income taxes	525,458	623,727	483,385	321,374	544,091
Net earnings	$1,430,766	$1,142,503	$949,622	$686,773	$931,533

Net earnings:
Basic earnings per share	$2.74	$2.10	$1.66	$1.16	$1.59
Diluted earnings per share	2.70	2.08	1.64	1.15	1.58

Dividends declared per share	$1.41	$1.30	$1.23	$1.19	$1.15

Total assets	$18,070,404	$17,756,655	$16,721,804	$17,989,281	$13,141,113
Capital expenditures	687,815	686,378	527,346	542,830	523,206

Current maturities of long-term debt (3)	$782,329	$530,075	$8,909	$4,979,301	$304,777
Long-term debt	7,540,765	7,660,877	7,336,930	2,271,825	2,357,330
Total long-term debt	8,323,094	8,190,952	7,345,839	7,251,126	2,662,107
Shareholders’ equity	2,506,957	2,381,516	3,479,608	5,260,224	5,266,695
Total capitalization	$10,830,051	$10,572,468	$10,825,447	$12,511,350	$7,928,802
Ratio of long-term debt to capitalization (3)	76.9%	77.5%	67.9%	58.0%	33.6%

Supplemental Information:
Fiscal 2019 expected retroactive impact to other income (expense), historically included in operating expense (4)	$15,003	$(1,294)	$8,935	$26,522	$4,887

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

(4)
In the first quarter of fiscal 2019, Sysco will adopt Accounting Standards Update 2017-07 requiring that an employer report all of the components except the service cost component of pension and postretirement benefits outside of operating income. This will be applied retroactively. As a result, the company expects to report amounts for net periodic income (expense) in other income (expense) that were previously included in operating expense.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from restructuring costs consisting of: (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we incurred costs to convert to a modernized version of our established platform as opposed to completing the implementation of an Enterprise Resource Planning (ERP) system; (2) professional fees related to our three-year strategic plans; (3) restructuring expenses within our Brakes Group operations; (4) severance charges related to restructuring; and (5) foreign non-income based taxes. In addition, fiscal 2018 results of operations are impacted by business technology transformation initiative costs, facility closure charges, multiemployer pension (MEPP) withdrawal charges and debt extinguishment charges, which are also excluded from our non-GAAP financial measures.

The non-GAAP financial measures presented in this report also exclude the impact of the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2018 and 2017 that have been excluded relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition), discussed in Note 4, “Acquisitions.” The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs.

The non-GAAP financial measures presented in this report further exclude certain impacts of the Tax Cuts and Jobs Act of 2017 (the Tax Act) enacted on December 22, 2017. The impact for fiscal 2018 includes: a provisional estimate of a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates. Other tax-related items impacting results of operations include foreign withholding taxes on repatriated earnings, net of foreign tax credits, and a benefit from contributions made to fund Sysco’s tax-qualified United States (U.S.) pension plan (the U.S. Retirement Plan).

The fiscal 2018 and fiscal 2017 items described above and excluded from our non-GAAP measures are collectively referred to as “Certain Items.” In addition, our three-year plan that ended in fiscal 2018, included an adjusted return on invested capital target that excluded the Brakes Acquisition, and therefore, our invested capital is adjusted for the accumulation of debt incurred for the Brakes Acquisition that would not have been borrowed absent this acquisition.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending June 30, 2018 for fiscal 2018, a 52-week year ending July 1, 2017 for fiscal 2017, and a 53-week year ending July 2, 2016 for fiscal 2016. Because fiscal 2016 contained one additional week as compared to fiscal 2017, our Consolidated Results of Operations for fiscal 2017 are not directly comparable to fiscal 2016. Management believes that adjusting the fiscal 2016 Consolidated Results of Operations for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. Sysco’s results of operations and related metrics within this section will be disclosed on both a 52-week and 53-week basis for fiscal 2017 as compared to fiscal 2016. This is calculated by deducting one-fourteenth of the total metric for the fourth quarter of fiscal 2016.

Any metric within this section referred to as “adjusted” will reflect the applicable impact of Certain Items. More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

•
U.S. Foodservice Operations - primarily includes U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, specialty produce, specialty imports and a wide variety of non-food products;

•
International Foodservice Operations - includes operations in the Americas and Europe, which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;

•	SYGMA - our U.S. customized distribution subsidiary; and

•
Other - primarily our hotel supply operations and Sysco Labs, which includes our suite of technology solutions that help support the business needs of our customers and provide support for some of our business technology needs.

We estimate that we serve about 16% of an approximately $289 billion annual foodservice market in the U.S. based on industry data obtained from Technomic, Inc. From time to time, Technomic may revise the methodology used to calculate the size of the foodservice market and, as a result, our percentage can change not only from our sales results, but also from such revisions. We also serve certain international geographies that vary in size and amount of market share.

According to industry sources, the foodservice, or food-away-from-home, market represents approximately 51% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar 2017. Industry sources estimate the total foodservice market in the U.S. experienced a real sales increase of approximately 1.4% in both calendar year 2017 and calendar year 2016. Real sales changes do not include the impact of inflation or deflation.

Highlights and Trends

Comparison of results from fiscal 2018 to fiscal 2017:

•	Sales:

◦	increased 6.1%, or $3.4 billion, to $58.7 billion;

•	Operating income:

◦	increased 13.4%, or $275.8 million, to $2.3 billion;

◦	adjusted operating income increased 8.4%, or $196.5 million, to $2.5 billion;

•	Net earnings:

◦	increased 25.2%, or $288.3 million, to $1.4 billion;

◦	adjusted net earnings increased 22.1%, or $300.8 million, to $1.7 billion;

•	Basic earnings per share:

◦	increased 30.5%, or $0.64, to $2.74 from the comparable prior year amount of $2.10 per share;

•	Diluted earnings per share:

◦	increased 29.8%, or $0.62, to $2.70 from the comparable prior year amount of $2.08 per share; and

◦	adjusted diluted earnings per share were $3.14 in fiscal 2018, a 26.6% increase from the comparable prior year amount of $2.48 per share.

Fiscal 2015 - Fiscal 2018 Three-Year Plan Highlights

	3-year Plan Target	2018	2015	3-year Plan Change $ Results	CAGR
GAAP:
Sales	N/A	$58.7 billion	$48.7 billion	$10.0 billion
Gross profit	N/A	$11.1 billion	$8.6 billion	$2.5 billion	9.0%
Operating expense	N/A	$8.8 billion	$7.3 billion	$1.4 billion	6.1%
Operating Income	N/A	$2.3 billion	$1.2 billion	$1.1 billion	23.7%
ROIC	N/A	13.0%

Adjusted Results (Non-GAAP) (1):
Sales		$53.1 billion	$48.7 billion	$4.4 billion
Gross profit	4.0% CAGR	$9.7 billion	$8.6 billion	$1.1 billion	4.2%
Operating expense	3.0% CAGR	$7.2 billion	$6.8 billion	$463.0 million	2.2%
Operating Income	$600 - $650 million	$2.5 billion	$1.8 billion	$665.1 million	11.1%
ROIC	15.0%	20.2%

(1)
Adjusted financial results used to measure the progress on Sysco’s initial three-year plan exclude certain items, which primarily include restructuring, acquisition-related costs, loss on debt extinguishment, tax benefits from a retirement plan contribution, the impact of repatriating certain international earnings, and certain impacts of tax law changes, and also exclude the results of the Brakes Group.

Fiscal 2018 marked the completion of our initial three-year plan that was established in fiscal 2016. As a result of our efforts in connection with the three-year plan, we accelerated local case growth by 3.0%, achieved adjusted gross profit CAGR of 4.2%, and managed adjusted operating expense CAGR to 2.2%. This gap between adjusted gross profit dollar growth and adjusted expense dollar growth created adjusted operating leverage of 2.0 percentage points, which generated adjusted operating income growth of $665.1 million, exceeding the target range of $600 million to $650 million. Adjusted ROIC was 20.2%, surpassing our target of 15.0%, and we achieved a five day improvement in working capital, which was one day above the original goal. On a GAAP basis, comparing fiscal 2018 to fiscal 2015, the company achieved gross profit CAGR of 9.0%, and operating expense CAGR of 6.1%, generating operating income growth of $1.1 billion. ROIC was 13.0%. Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2015, which were primarily due to termination costs in connection with the merger that had been proposed with US Foods and financing costs related to the senior notes that were issued in fiscal 2015 to fund the proposed US Foods merger. See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

The overall macroeconomic trends continue to be positive in the U.S., and the underlying economic picture remains encouraging, including a strong employment market. This has resulted in a healthy consumer that is helping to drive a positive trend in restaurant sales. We also see continued growth with local customers, as they increase their reach through flexible menus, innovative concepts and additional delivery options to reach consumers. The U.K market continues to experience acute product inflation in the mid-to-high single digits.

Throughout fiscal 2018, we improved our customer experience through enhanced service levels, improved sales retention and higher customer loyalty, enhanced associate engagement through improved workplace safety and improved associate retention through attractive career growth opportunities. These were all key targeted steps towards achieving our initial three-year plan financial objectives.

Our sales and gross profit performance can be influenced by multiple factors, including price, volume and product mix.  The modest level of growth in the foodservice market has created additional competitive pricing pressures, which can impact our profitability. The majority of our sales are to locally managed customers and national customers. Our locally managed customers, including independent restaurant customers, comprise a greater percentage of our profitability as compared to national customers. Case growth with our locally managed broadline business is important to drive gross profit dollar growth. Our sales to national customers, including chain restaurants and multi-locational restaurants, also comprise a significant portion of our overall volumes. Gross margin on sales to our national customers is generally lower than on sales to other types of customers due to the higher volumes we sell to these customers. In fiscal 2018, we accelerated our cases with local customers through improved processes, enhanced training of our marketing associates and continued growth in our digital platform.

We offer an assortment of Sysco-branded products that we can differentiate from privately branded products, which enables us to achieve higher gross profits. As a result, we focus on sales growth for these products, now comprising 46% of U.S. Broadline sales, especially with locally managed customers. Cutting Edge Solutions, our product innovation platform, which features our exclusive product offerings, has now delivered one million cases of new, on trend, innovative products to our customers. We have experienced continued success in category management, as we introduce new categories to capture value. Inflation is a factor that contributes to the level of sales and gross profit growth and can be a factor that contributes to gross margin pressure. We experienced inflation at a rate of 2.6% for fiscal 2018. Inflation in fiscal 2018 occurred primarily in the meat, dairy, paper and disposables and frozen potatoes and vegetables categories, partially offset by modest deflation in poultry. In the fourth quarter of fiscal 2018, the meat category was no longer experiencing inflation. We expect inflation to continue for the balance of calendar 2018. Periods of high inflation, either overall or in certain product categories, can have an unfavorable effect on us and our customers, as high food costs can be difficult to pass on to our customers. A portion of the cost to obtain product includes inbound freight. These costs have risen in fiscal 2018, driven by overall industry factors such as driver shortages and adjusting to electronic regulation of hours driven.

Changes in exchange rates can impact our foreign sales as we convert them to U.S. dollars. In fiscal 2018, we experienced a foreign exchange benefit to total sales of 1.0%.

We have experienced higher operating expenses in fiscal 2018, as compared to fiscal 2017, driven by ongoing strategic investments in the business that impacted the year, including the investment in marketing associates in the U.S. and the continued investment in technology that will translate to a more enriching experience for our customers. We expect operating expenses to increase in fiscal 2019, primarily driven by anticipated growth in case volume. We also expect transportation costs to increase due to higher fuel prices and a tight labor market. We continue to make investments in Europe including the supply chain transformation occurring in the U.K., technology and other integrations within Europe.

In the second quarter of fiscal 2018, the U.S. government enacted the Tax Act, comprehensive tax legislation that decreased the federal corporate tax rate from 35% to 21%. For fiscal 2018, Sysco had a 28% tax rate, rather than 21%, because the law was enacted during the midpoint of the company’s fiscal year, requiring us to use a blended average rate. The company’s U.S. federal statutory tax rate for fiscal 2019 and beyond will be 21%, and we expect our effective tax rate to be approximately 25%. This rate is expected to be similar to the fiscal 2018 effective tax rate due to certain tax benefits that occurred in fiscal 2018 that will not fully repeat in fiscal 2019. Our fiscal 2018 effective tax rate is lower than this range as a result of capital allocation initiatives. As discussed in Note 18, “Income Taxes,” we have recorded provisional estimates for some components of the Tax Act and will refine estimates and determine applicability for other components in future periods.

We continue to be focused on mergers and acquisitions as a part of our strategy and have completed several acquisitions in fiscal 2018, including two within U.S. Foodservice Operations and two within International Foodservice Operations. Within U.S. Foodservice Operations, we acquired HFM Foodservice (HFM), a Hawaii-based broadline distributor with approximately $290 million in annual sales. Acquiring HFM provided Sysco with direct access to the growing Hawaiian market and was in clear alignment with our strategy for disciplined, profitable growth of the business. We also acquired Doerle Food Services (Doerle), a leading Louisiana broadline distributor with approximately $250 million in annual foodservice distribution sales. Acquiring Doerle provided Sysco with a distributor that services parts of a six-state area, including Oklahoma, Texas, Arkansas, Louisiana, Mississippi and Alabama.

Within our International Foodservice Operations, we acquired Kent Frozen Foods (KFF), a U.K.-based distributor that distributes chilled, frozen, and ambient food products to the catering industry in the U.K. Acquiring KFF provided Sysco Europe with an enhanced presence with independent customers in the U.K. market. We also acquired Eko Fågel, Fisk & Mittemellan, a leading fresh fish preparation and distribution business in Stockholm, Sweden. In addition to the two acquisitions noted above, in the second quarter of fiscal 2018, we purchased the remaining 50% interest in our joint venture in Costa Rica. Sysco initially acquired a 50% interest in the foodservice company in fiscal 2015.

Strategy and Fiscal 2020 Three-Year Financial Targets

Our objective to improve the overall customer experience is a core element of our success over the past few years and will continue to be a key focus as we move forward. We have identified four strategic priorities that will accelerate our current growth and guide us into the future. These priorities are to enrich the customer experience, deliver operational excellence, optimize our business and activate the power of our people.

In fiscal 2018, we outlined our new three-year financial targets to be achieved by the end of fiscal 2020, including:

•	Reaching $650 million to $700 million of adjusted operating income growth as compared to fiscal 2017;

•	Growing earnings per share faster than operating income; and

•	Achieving 16% in adjusted return on invested capital improvement for existing businesses.

In accomplishing these goals, we believe that, by fiscal 2020, we could also achieve, as compared to fiscal 2017, (1) sales growth of 4% to 4.5%; (2) adjusted operating income growth of 9%; and (3) adjusted diluted earnings per share results in the range of $3.85 to $3.95 in fiscal 2020, representing an increase of approximately 16%. The objectives targeted in our new three-year plan include the impact of the recently enacted U.S. tax reform. The key levers to achieve these targets include an emphasis on accelerating locally managed customer case growth and driving leverage between gross profit growth and expense growth. Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2018, which primarily were due to restructuring and Brakes-related acquisitions costs.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2018	2017	2016
Sales	100.0%	100.0%	100.0%
Cost of sales	81.1	80.9	82.1
Gross profit	18.9	19.1	17.9
Operating expenses	14.9	15.4	14.3
Operating income	4.0	3.7	3.7
Interest expense	0.7	0.5	0.6
Other expense (income), net	—	—	0.2
Earnings before income taxes	3.3	3.2	2.8
Income taxes	0.9	1.1	1.0
Net earnings	2.4%	2.1%	1.9%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	2018	2017
Sales	6.1%	9.9%
Cost of sales	6.3	8.4
Gross profit	5.0	16.8
Operating expenses	3.0	18.3
Operating income	13.4	11.0
Interest expense	30.6	(1.1)
Other expense (income), net (1)	42.6	(114.3)
Earnings before income taxes	10.8	23.3
Income taxes	(15.8)	29.0
Net earnings	25.2%	20.3%
Basic earnings per share	30.5%	26.5%
Diluted earnings per share	29.8	26.8
Average shares outstanding	(3.8)	(5.2)
Diluted shares outstanding	(3.5)	(5.0)

(1)	Other expense (income), net was income of $22.7 million in fiscal 2018 and income of $15.9 million in fiscal 2017.

Segment Results

The following represents our results by reportable segments:

	52-Week Period Ended Jun. 30, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$39,642,263	$11,518,565	$6,557,033	$1,009,463	$—	$58,727,324
Sales increase (decrease)	5.4%	8.5%	6.1%	3.6%		6.1%
Percentage of total	67.5%	19.6%	11.2%	1.7%		100.0%

Operating income	$3,051,991	$193,240	$24,318	$39,485	$(980,060)	$2,328,974
Operating income increase (decrease)	5.5%	(20.5)%	4.4%	30.7%		13.4%
Percentage of total segments	92.2%	5.8%	0.7%	1.2%		100.0%
Operating income as a percentage of sales	7.7%	1.7%	0.4%	3.9%		4.0%

	52-Week Period Ended Jul. 1, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$37,604,698	$10,613,059	$6,178,909	$974,473	$—	$55,371,139
Sales increase (decrease)	(0.5)%	95.2%	1.3%	(7.4)%		9.9%
Percentage of total	67.9%	19.2%	11.2%	1.7%		100.0%

Operating income	$2,891,612	$243,116	$23,299	$30,218	$(1,135,074)	$2,053,171
Operating income increase (decrease)	4.3%	37.2%	(15.2)%	(7.3)%		11.0%
Percentage of total segments	90.7%	7.6%	0.7%	0.9%		100.0%
Operating income as a percentage of sales	7.7%	2.3%	0.4%	3.1%		3.7%

	53-Week Period Ended Jul. 2, 2016
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$37,776,443	$5,436,209	$6,102,328	$1,051,939	$—	$50,366,919
Percentage of total	75.0%	10.8%	12.1%	2.1%		100.0%

Operating income	$2,771,932	$177,159	$27,469	$32,586	$(1,158,646)	$1,850,500
Percentage of total segments	92.1%	5.9%	0.9%	1.1%		100.0%
Operating income as a percentage of sales	7.3%	3.3%	0.5%	3.1%		3.7%

Based on information in Note 20, “Business Segment Information” in fiscal 2018, U.S. Foodservice Operations and International Foodservice Operations represented approximately 67.5% and 19.6%, respectively, of Sysco’s overall sales, compared to 67.9% and 19.2%, respectively, in fiscal 2017. In fiscal 2018, U.S. Foodservice Operations and International Foodservice Operations represented approximately 92.2% and 5.8%, respectively, of the total segment operating income, compared to 90.7% and 7.6%, respectively in fiscal 2017. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses. Along with sales, operating income is the most relevant measure for evaluating segment performance and allocating resources, as operating income includes cost of goods sold, as well as the costs to warehouse and deliver goods, which are significant and relevant costs when evaluating a distribution business.

Results of U.S. Foodservice Operations

In fiscal 2018, the U.S. Foodservice Operations operating results represented approximately 67.5% of Sysco’s overall sales and 92.2% of the aggregated operating income of Sysco’s reporting segments. There are several factors that contribute to these higher operating results as compared to the other operating segments. We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and its purchasing power enable this segment to generate its relatively stronger results of operations.

The following tables set forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2018	2017	Change in Dollars	% Change
	(In thousands)
Sales	$39,642,263	$37,604,698	$2,037,565	5.4%
Gross profit	7,900,276	7,556,392	343,884	4.6
Operating expenses	4,848,285	4,664,780	183,505	3.9
Operating income	$3,051,991	$2,891,612	$160,379	5.5%

Gross profit	$7,900,276	$7,556,392	$343,884	4.6%
Adjusted operating expenses (Non-GAAP)	4,846,585	4,628,710	217,875	4.7
Adjusted operating income (Non-GAAP)	$3,053,691	$2,927,682	$126,009	4.3%

	2017	2016	Change in Dollars	% Change
	(In thousands)
Sales	$37,604,698	$37,776,443	$(171,745)	(0.5)%
Gross profit	7,556,392	7,413,436	142,956	1.9
Operating expenses	4,664,780	4,641,504	23,276	0.5
Operating income	$2,891,612	$2,771,932	$119,680	4.3%

Gross profit	$7,556,392	$7,266,692	$289,700	4.0%
Adjusted operating expenses (Non-GAAP)	4,628,710	4,549,830	78,880	1.7
Adjusted operating income (Non-GAAP)	$2,927,682	$2,716,862	$210,820	7.8%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the prior year in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	2018		2017
	(In millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	2.0%	$756.8	1.0%	$377.7
Inflation (deflation)	2.9	1,096.4	(0.4)	(134.6)
Acquisitions	0.8	300.6	0.3	100.7
Other (1)	(0.3)	(116.2)	(1.4)	(515.5)
Total sales increase	5.4%	$2,037.6	(0.5)%	$(171.7)

(1)	Case volume excludes the volume impact from our custom-cut meat and seafood companies that do not measure volume in cases. Any impact in volumes from these operations are included within "Other."

Sales were 5.4% higher in fiscal 2018 than in fiscal 2017. The largest drivers of the increase were the impact of product cost inflation and case volume growth in our U.S. Broadline operations. Case volumes for the company’s U.S. Broadline operations (including acquisitions within the last 12 months) increased 2.9% in fiscal 2018 compared to fiscal 2017 and included a 3.6% improvement in locally managed customer case growth, along with an increase of 1.9% in national customer case volume, including chain restaurants and multi-locational restaurants. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.8%; therefore, organic local case volume, which excludes acquisitions, grew 2.8%, resulting in 17 consecutive quarters of growth.

Sales were 0.5% lower in fiscal 2017 than in fiscal 2016. The largest driver of the decrease was the extra week in fiscal 2016, which we estimate contributed 0.8% of the sales decline in fiscal 2017. Case volumes for the company’s U.S. Broadline operations including acquisitions within the last 12 months declined 1.0% in fiscal 2017 compared to fiscal 2016. We estimate that the extra week contributed 2.0% of the 1.0% case decline. Absent the impact of the extra week in fiscal 2016, case volume grew primarily from locally managed customers. Other items impacting the change in sales, but to a lesser extent, were pricing management of product cost deflation and product mix.

Operating Income

Operating income increased by 5.5% in fiscal 2018 over fiscal 2017, primarily due to our gross profits growing at a faster pace than operating expenses.

Gross profit dollars increased in fiscal 2018, as compared to fiscal 2017, primarily due to a customer mix that has continued to improve as we accelerated local case growth as compared to national cases. Additionally, growth in sales of Sysco-branded products contributed positively to gross profit dollar growth. Our case growth for Sysco-branded sales to local customers increased 61 basis points for fiscal 2018. The change in product costs, an internal measure of inflation or deflation, was estimated as inflation of 2.6% during fiscal 2018 for our U.S. Broadline operations. Inflation in fiscal 2018 occurred primarily in the meat, dairy, paper and disposables, produce and frozen potatoes and vegetables categories, partially offset by modest deflation in poultry. Partially offsetting the gross profit increase was an increase in inbound freight costs that have risen due to overall industry factors such as driver shortages and adjusting to electronic regulation of hours driven.

Operating expenses increased in fiscal 2018, as compared to fiscal 2017, primarily due to increased supply chain costs in both transportation and warehouse. These costs were largely due to a combination of a tight labor market, rising fuel costs, weather impacts through the year and ramp up costs for new business. Our ongoing investment in our selling organization to help grow the business has also contributed to the increase in operating expenses.

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

Gross profit dollars increased in fiscal 2017, as compared to fiscal 2016, primarily due to effective management of deflation, a more beneficial mix of local customer case growth and increased sales of Sysco-branded products to local customers. Our case growth for Sysco-branded sales to local customers increased 62 basis points for fiscal 2017. The change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.4% during fiscal 2017 for our U.S. Broadline operations. Deflation in fiscal 2017 occurred primarily in the meat, dairy and produce categories, partially offset by modest inflation in other categories.

Operating expenses increased in fiscal 2017, as compared to fiscal 2016, primarily due to costs associated with multiemployer pension plan withdrawal costs in fiscal 2017 and indirect spend. These increases were partially offset by the impact of the extra week in fiscal 2016, reduced fuel costs and pay-related expenses. Indirect spend includes costs such as fleet maintenance and supplies.

Results of International Foodservice Operations

In fiscal 2018, the International Foodservice Operations operating results represented approximately 19.6% of Sysco’s overall sales and 5.8% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

The following tables set forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2018	2017	Change in Dollars	% Change
	(In thousands)
Sales	$11,518,565	$10,613,059	$905,506	8.5%
Gross profit	2,436,968	2,275,819	161,149	7.1
Operating expenses	2,243,728	2,032,703	211,025	10.4
Operating income	$193,240	$243,116	$(49,876)	(20.5)%

Gross profit	$2,436,968	$2,275,819	$161,149	7.1%
Adjusted operating expenses (Non-GAAP)	2,117,057	1,929,350	187,707	9.7
Adjusted operating income (Non-GAAP)	$319,911	$346,469	$(26,558)	(7.7)%

	2017	2016	Change in Dollars	% Change
	(In thousands)
Sales	$10,613,059	$5,436,209	$5,176,850	95.2%
Gross profit	2,275,819	938,942	1,336,877	142.4
Operating expenses	2,032,703	761,783	1,270,920	166.8
Operating income	$243,116	$177,159	$65,957	37.2%

Adjusted gross profit (Non-GAAP) (1)	$941,967	$920,256	$21,711	2.4%
Adjusted operating expenses (Non-GAAP) (1)	738,555	738,210	345	—
Adjusted operating income (Non-GAAP) (1)	$203,412	$182,046	$21,366	11.7%

(1) Fiscal 2017 excludes the impact of the Brakes Acquisition.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	2018		2017
	(In millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	3.9%	$417.6	—%	$—
Acquisitions (1)	0.5	50.9	99.0	5,273.8
Foreign currency	5.1	537.2	(0.7)	(38.5)
Other (2)	(0.9)	(100.2)	(3.1)	(58.4)
Total sales increase	8.6%	$905.5	95.2%	$5,176.9

(1)	The impact of the Brakes Acquisition is included within this line only for fiscal 2017.

(2)
The impact of volumes as a component of sales growth from international operations are included within "Other." Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent comparable basis.

Sales were 8.5% higher in fiscal 2018 than in fiscal 2017. The increase for fiscal 2018 was primarily due to favorable changes in exchange rates used to translate our foreign sales into U.S. dollars, as well as product cost inflation in Europe and Canada and a modest increase in volumes in our Canadian operations. The increase was partially offset by a small decline in volumes in Europe due to softer market conditions.

Sales were 95.2% higher in fiscal 2017 than in fiscal 2016. The increase for fiscal 2017 was primarily due to the acquisition of the Brakes Group, which added $5.2 billion during the year. The increase was partially offset by the impact of the extra week in fiscal 2016, a small decline in volume, primarily in Canada, and unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars. We had a modest decrease in sales in Canada due to softer market conditions.

Operating Income

Operating income decreased by 20.5% in fiscal 2018 from fiscal 2017, primarily as a result of the strategic investments we are making in our European supply chain. We continue to focus on executing against our long-term plans by investing in necessary capabilities across the International Foodservice business.

Gross profit dollars increased $161.1 million in fiscal 2018, as compared to fiscal 2017, primarily due to a combination of product costs increasing and currency translation in the U.K. along with local case growth in our Canadian operations.

Operating expenses increased $211.0 million in fiscal 2018, as compared to fiscal 2017, primarily due to supply chain transformation costs in the U.K. and increased supply chain costs in Canada. The supply chain transformation work in the U.K. to transition from a single temperature warehouse and fleet into a multi-temperature network is progressing well. In Canada, the increase in supply chain costs was driven by increased case volumes and the resulting increase in transportation costs. We have concluded the merger of Brake France and Davigel to form Sysco France, which will provide new capabilities and the unique multi-temperature service that will better adapt to our customers’ growing needs, as well as access to new customer segments. Integration of these businesses in France will continue through fiscal 2019. Additionally, the integration of Pallas and Brakes in Ireland is nearly complete, and we have achieved strong cost synergies throughout the year. Across Europe, we are also making technology investments to improve the infrastructure and to enhance our suite of customer facing tools. In Mexico, we absorbed the cost of adding a new large customer during the year.

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

Sales

Sales were 6.1% higher in fiscal 2018 than in fiscal 2017. The increase for fiscal 2018 was primarily attributable to case growth and product cost inflation. Case growth was primarily the result of increased volume from existing customers, as well as new business acquired during the year. SYGMA experienced product cost inflation of 2.5% during fiscal 2018.

Sales were 1.3% higher in fiscal 2017 than in fiscal 2016. The increase for fiscal 2017 was primarily attributable to case growth. Case growth was primarily the result of increased volume from existing customers, with additional new business also contributing to such growth.

Operating Income

Operating income increased by 4.4% in fiscal 2018, as compared to fiscal 2017, primarily driven by sales growth and partially offset by operating expense growth exceeding gross profit dollar growth. Gross profit dollars increased 8.5%, driven by higher product margins, while operating expenses increased 8.7% in fiscal 2018, as compared to fiscal 2017. Operating expenses increased in fiscal 2018 largely due to increased transportation expenses resulting from driver hiring challenges and outsourced delivery costs to meet the high service level expectations of our customers.

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

Operating income increased 30.7%, or $9.3 million, in fiscal 2018, as compared to fiscal 2017. The increase was primarily attributable to favorable results from our hotel supply operations and improved results from Sysco Labs.

Operating income decreased 7.3%, or $2.4 million, in fiscal 2017, as compared to fiscal 2016. The decrease was primarily attributable to the extra week applicable to fiscal 2016, partially offset by favorable results from our hotel supply operations.

Corporate Expenses

Corporate expenses in fiscal 2018 decreased $155.0 million, or 13.7%, as compared to fiscal 2017, due primarily to the favorable comparison of depreciation expense. During fiscal 2017, we incurred $184.1 million of depreciation expense on our previous ERP system, which became fully depreciated at the end of fiscal 2017. A portion of this depreciation expense was included in Certain Items during fiscal 2017. The decrease in depreciation expenses, along with a reduction in our estimates for our reserves for our self-insurance program (which covers portions of workers’ compensation, general and vehicle liability), were partially offset by an increase in business technology costs.

Included in corporate expenses are Certain Items that totaled $91.0 million in fiscal 2018, as compared to $159.2 million in fiscal 2017. Certain Items impacting fiscal 2018 were primarily expenses associated with our business technology transformation initiatives, professional fees on three-year financial objectives, Brakes integration costs and severance charges. Certain Items impacting fiscal 2017 were primarily expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we recorded accelerated depreciation of $111.3 million on our existing ERP system, and we incurred expenses of $11.2 million in fiscal 2017 to convert to a modernized version of our established platform.

Corporate expenses in fiscal 2017 decreased $23.6 million, or 2.0%, as compared to fiscal 2016, due primarily to lower pay-related expenses, partially offset by an increase in our estimates for our reserves for our self-insurance program (which covers portions of workers’ compensation, general and vehicle liability), resulting from wage increases and unfavorable claims developments.

Interest Expense

Interest expense increased $92.6 million in fiscal 2018, as compared to fiscal 2017, due to the partial redemption of senior notes and debentures due 2027, 2028, 2035 and 2039 pursuant to a tender offer in fiscal 2018. Interest charges related to the redemption costs noted above are considered Certain Items. Excluding Certain Items, our interest expense increased $39.5 million in fiscal 2018 from fiscal 2017, due to higher borrowing levels attributable to senior notes issued in fiscal 2018 and fiscal 2017 primarily to fund a $330 million pension contribution and to pay off our then outstanding commercial paper borrowings.

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

Net Earnings

Net earnings increased 25.2% in fiscal 2018, as compared to the prior year, due primarily to the items noted above, as well as items impacting our income taxes that are discussed in Note 18, “Income Taxes.” Adjusted net earnings increased 22.1% in fiscal 2018, primarily due to strong local case growth, gross margin expansion and reduced administrative expense, partially offset by increased supply chain costs and interest expense, which resulted in earnings growth that exceeded our operating income growth.

Net earnings increased 20.3% in fiscal 2017 as compared to the prior year due primarily to the items noted above, as well as items impacting our income taxes that are discussed in Note 18, “Income Taxes.” Adjusted net earnings increased 11.9% in fiscal 2017, primarily due to strong local case growth, gross profit growth with margin expansion, strong expense management and the results of Sysco Europe, partially offset by increased interest expense, which resulted in earnings growth that was lower than our operating income growth. Adjusted net earnings, on a comparable 52-week basis and excluding Brakes, increased 8.0% in fiscal 2017 as compared to fiscal 2016.

Earnings Per Share

Basic earnings per share in fiscal 2018 were $2.74, a 30.5% increase from the comparable prior year amount of $2.10 per share. Diluted earnings per share in fiscal 2018 were $2.70, a 29.8% increase from the fiscal 2017 amount of $2.08 per share. Adjusted diluted earnings per share in fiscal 2018 were $3.14, a 26.6% increase from the fiscal 2017 amount of $2.48 per share. These results were primarily attributable to the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our share repurchases in fiscal 2018 and fiscal 2017.

Basic earnings per share in fiscal 2017 were $2.10, a 26.5% increase from the comparable prior year amount of $1.66 per share. Diluted earnings per share in fiscal 2017 were $2.08, a 26.8% increase from the fiscal 2016 amount of $1.64 per share. Adjusted diluted earnings per share in fiscal 2017 were $2.48, an 18.1% increase from the fiscal 2016 amount of $2.10 per share. Adjusted diluted earnings per share, on a comparable 52-week basis and excluding Brakes, were $2.34, a 13.8% increase from the fiscal 2016 amount of $2.06 per share. These results were primarily attributable to the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our share repurchases in fiscal 2017 and fiscal 2016.

Non-GAAP Reconciliations

Our discussion below and elsewhere herein of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from restructuring costs consisting of: (1) expenses associated with our revised business technology strategy announced in fiscal 2016, as a result of which we incurred costs to convert to a modernized version of our established platform as opposed to completing the implementation of an ERP; (2) professional fees related to our three-year strategic plans; (3) restructuring expenses within our Brakes Group operations; (4) severance charges related to restructuring; and (5) foreign non-income based taxes. In addition, fiscal 2018 results of operations are impacted by business technology transformation initiative costs, facility closure charges, MEPP withdrawal charges and debt extinguishment charges, which are also excluded from our non-GAAP financial measures.

The non-GAAP financial measures presented in this report also exclude the impact of the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2018 and 2017 that have been excluded relate to the Brakes Acquisition, discussed in Note 4, “Acquisitions.” The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs.

The non-GAAP financial measures presented in this report further exclude the impact of the Tax Act enacted on December 22, 2017. The impact for fiscal 2018 includes: a provisional estimate of a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates. Other tax-related items impacting results of operations include foreign withholding taxes on repatriated earnings, net of foreign tax credits and a benefit from contributions made to fund Sysco’s U.S. Retirement Plan.

The fiscal 2018 and fiscal 2017 items described above and excluded from our non-GAAP measures are collectively referred to as “Certain Items.” In addition, with respect to the adjusted return on invested capital targets, our invested capital is adjusted for the accumulation of debt incurred for the Brakes Acquisition that would not have been borrowed absent this acquisition.

Management believes that adjusting its operating expenses, operating income, operating margin as a percentage of sales, interest expense, net earnings and diluted earnings per share to remove these Certain Items provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and facilitates comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated, and which as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity. Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending June 30, 2018 for fiscal 2018, a 52-week year ending July 1, 2017 for fiscal 2017, and a 53-week year ending July 2, 2016 for fiscal 2016. Because the fourth quarter of fiscal 2016 contained an additional week as compared to fiscal 2017, our Consolidated Results of Operations for fiscal 2017, and any related case growth metrics, are not directly comparable to fiscal 2016. Management believes that adjusting the fiscal 2016 results for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. As a result, the operating metrics for fiscal 2017 presented in the tables below reflect a comparison to fiscal 2016 as adjusted by one-fourteenth of the total metric for the fourth quarter. Failure to make these adjustments causes the year-over-year changes in these metrics to be understated.

Although Sysco has a history of growth through acquisitions, the Brakes Group is significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is also excluding from certain of its non-GAAP financial measures for the relevant periods, solely those acquisition costs specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s adjusted results for fiscal 2017 and 2016. As the Brakes Acquisition took place at the beginning of fiscal 2017, and given the significance of the Brakes Acquisition, management believes that presenting Sysco’s adjusted financial measures, excluding the Brakes Group operating results (including, for this purpose, Brakes Group financing costs, which are not included in the Brakes Group operating results and are also not Certain Items), enhances comparability of the period over period financial performance of Sysco’s legacy business and allows investors to more effectively measure Sysco’s results against the financial goals under Sysco’s initial three-year strategic plan that concluded in fiscal 2018.

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

	2018	2017	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$8,756,417	$8,504,336	$252,081	3.0%
Impact of MEPP charge	(1,700)	(35,600)	33,900	(95.2)
Impact of restructuring costs (1)	(109,524)	(161,011)	51,487	(32.0)
Impact of acquisition-related costs (2)	(108,136)	(102,049)	(6,087)	6.0
Operating expenses adjusted for Certain Items (Non-GAAP)	$8,537,057	$8,205,676	$331,381	4.0%

Operating income (GAAP)	$2,328,974	$2,053,171	$275,803	13.4%
Impact of MEPP charge	1,700	35,600	(33,900)	(95.2)
Impact of restructuring costs (1)	109,524	161,011	(51,487)	(32.0)
Impact of acquisition-related costs (2)	108,136	102,049	6,087	6.0
Operating income adjusted for Certain Items (Non-GAAP)	$2,548,334	$2,351,831	$196,503	8.4%

Interest expense (GAAP)	$395,483	$302,878	$92,605	30.6%
Impact of loss on extinguishment of debt	(53,104)	—	(53,104)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$342,379	$302,878	$39,501	13.0%

Net earnings (GAAP)	$1,430,766	$1,142,503	$288,263	25.2%
Impact of MEPP charge	1,700	35,600	(33,900)	(95.2)
Impact of restructuring costs (1)	109,524	161,011	(51,487)	(32.0)
Impact of acquisition-related costs (2)	108,136	102,049	6,087	6.0
Impact of loss on extinguishment of debt	53,104	—	53,104	NM
Tax impact of MEPP charge	(573)	(11,903)	11,330	(95.2)
Tax impact of restructuring costs (5)	(34,024)	(51,184)	17,160	(33.5)
Tax impact of acquisition-related costs (5)	(26,172)	(19,003)	(7,169)	37.7
Tax impact of loss on extinguishment of debt	(18,225)	—	(18,225)	NM
Tax impact of U.S. Retirement Plan contribution	(44,424)	—	(44,424)	NM
Impact of US transition tax	80,000	—	80,000	NM
Impact of US balance sheet remeasurement from tax law change	(14,477)	—	(14,477)	NM
Impact of France, U.K. and Sweden tax law changes	(9,706)	—	(9,706)	NM
Impact of repatriation of certain international earnings (4)	24,208	—	24,208	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,659,837	$1,359,073	$300,764	22.1%

Diluted earnings per share (GAAP)	$2.70	$2.08	$0.62	29.8%
Impact of MEPP charge	—	0.06	(0.06)	NM
Impact of restructuring costs (1)	0.21	0.29	(0.08)	(27.6)
Impact of acquisition-related costs (2)	0.20	0.19	0.01	5.3
Impact of loss on extinguishment of debt	0.10	—	0.10	NM
Tax impact of MEPP charge (3)	—	(0.02)	0.02	NM
Tax impact of restructuring costs (3)	(0.06)	(0.09)	0.03	(33.3)
Tax impact of acquisition-related costs (3)	(0.05)	(0.03)	(0.02)	66.7
Tax impact of loss on extinguishment of debt	(0.03)	—	(0.03)	NM
Tax impact of U.S. Retirement Plan contribution	(0.08)	—	(0.08)	NM
Impact of US transition tax	0.15	—	0.15	NM

	2018	2017	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Impact of US balance sheet remeasurement from tax law change	(0.03)	—	(0.03)	NM
Impact of France, U.K. and Sweden tax law changes	(0.02)	—	(0.02)	NM
Impact of repatriation of certain international earnings (4)	0.05	—	0.05	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (5)	$3.14	$2.48	$0.66	26.6%

(1)
Fiscal 2018 includes business technology transformation initiative costs, restructuring expenses within our Brakes Group operations, professional fees on three-year financial objectives, severance charges related to restructuring, costs to convert to legacy systems in conjunction with our revised business technology strategy and facility closure charges. Fiscal 2017 includes $111 million in accelerated depreciation associated with our revised business technology strategy and $46 million related to restructuring expenses within our Brakes operations, costs to convert to legacy systems in conjunction with our revised business technology strategy, professional fees on 3-year financial objectives and severance charges.

(2)
Fiscal 2018 and fiscal 2017 include $67 million and $76 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of our Brakes Group operations, and $18 million and $24 million in integration costs, respectively. Fiscal 2018 includes a $14 million write-off for an intangible asset due to restructuring in France.

(3)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred. The Brakes Acquisition also resulted in non-recurring tax expense in fiscal 2017, primarily from non-deductible transaction costs.

(4)	Represents the expense from foreign withholding tax incurred obtained through the repatriation of certain international earnings, partially offset by tax credits.

(5)
Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

NM represents that the percentage change is not meaningful.

	2017	2016	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Sales (GAAP)	$55,371,139	$50,366,919	$5,004,220	9.9%
Impact of Brakes	(5,170,787)	—	(5,170,787)	NM
Less 1 week fourth quarter sales	—	(974,849)	974,849	NM
Comparable sales using a 52 weeks basis and excluding the impact of Brakes (Non-GAAP)	$50,200,352	$49,392,070	$808,282	1.6%

Gross Profit (GAAP)	$10,557,507	$9,040,472	$1,517,035	16.8%
Impact of Brakes	(1,333,852)	—	(1,333,852)	NM
Less 1 week fourth quarter gross profit	—	(178,774)	178,774	NM
Comparable gross profit using a 52 week basis and excluding the impact of Brakes (Non-GAAP)	$9,223,655	$8,861,698	$361,957	4.1%

Gross margin (GAAP)	19.1%	17.9%		112 bps
Impact of Brakes	0.7	—		69 bps
Less 1 week fourth quarter sales	—	—		-1 bps
Gross margin using a 52 week basis and excluding the impact of Brakes (Non-GAAP)	18.4%	17.9%		43 bps

Operating expenses (GAAP)	$8,504,336	$7,189,972	$1,314,364	18.3%
Impact of MEPP charge	(35,600)	—	(35,600)	NM
Impact of restructuring costs (1)	(161,011)	(123,134)	(37,877)	30.8
Impact of acquisition-related costs (2)	(102,049)	(35,614)	(66,435)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$8,205,676	$7,031,224	$1,174,452	16.7%

	2017	2016	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Impact of Brakes	$(1,282,800)	$—	$(1,282,800)	NM
Impact of Brakes restructuring costs (3)	13,732	—	13,732	NM
Impact of Brakes acquisition-related costs (2)	78,273	—	78,273	NM
Less 1 week fourth quarter operating expense	—	(133,899)	133,899	NM
Operating expenses adjusted for Certain Items, extra week and excluding the impact of Brakes (Non-GAAP)	$7,014,881	$6,897,325	$117,556	1.7%

Operating income (GAAP)	$2,053,171	$1,850,500	$202,671	11.0%
Impact of MEPP charge	35,600	—	35,600	NM
Impact of restructuring costs (1)	161,011	123,134	37,877	30.8
Impact of acquisition-related costs (2)	102,049	35,614	66,435	NM
Operating income adjusted for Certain Items (Non-GAAP)	$2,351,831	$2,009,248	$342,583	17.1%
Impact of Brakes	(51,053)	—	(51,053)	NM
Impact of Brakes restructuring costs (3)	(13,732)	—	(13,732)	NM
Impact of Brakes acquisition-related costs (2)	(78,273)	—	(78,273)	NM
Less 1 week fourth quarter operating income	—	(44,876)	44,876	NM
Operating income adjusted for Certain Items, extra week and excluding the impact of Brakes (Non-GAAP)	$2,208,773	$1,964,372	$244,401	12.4%

Operating margin (GAAP)	3.71%	3.67%		4 bps
Operating margin excluding Certain Items (Non-GAAP)	4.25%	3.99%		26 bps
Operating margin excluding Certain Items, extra week and Brakes (Non-GAAP)	4.40%	3.98%		42 bps

Interest expense (GAAP)	$302,878	$306,146	$(3,268)	(1.1)%
Impact of acquisition financing costs (3)	—	(123,990)	123,990	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$302,878	$182,156	$120,722	66.3%
Less 1 week fourth quarter other (income) expenses	—	(3,975)	3,975	NM
Interest expenses adjusted for Certain Items and extra week (Non-GAAP)	$302,878	$178,181	$124,697	70.0%

Other (income) expense (GAAP)	$(15,937)	$111,347	$(127,284)	NM
Impact of foreign currency remeasurement and hedging	—	(146,950)	146,950	NM
Other (income) expense adjusted for Certain Items (Non-GAAP)	$(15,937)	$(35,603)	$19,666	(55.2)%
Less 1 week fourth quarter other (income) expense	—	403	(403)	NM
Other (income) expense adjusted for Certain Items, extra week and Brakes (Non-GAAP)	$(15,937)	$(35,200)	$19,263	(54.7)%

Net earnings (GAAP)	$1,142,503	$949,622	$192,881	20.3%
Impact of MEPP charge	35,600	—	35,600	NM
Impact of restructuring costs (1)	161,011	123,134	37,877	30.8
Impact of acquisition-related costs (2)	102,049	35,614	66,435	NM
Impact of acquisition financing costs	—	123,990	(123,990)	NM
Impact of foreign currency remeasurement and hedging	—	146,950	(146,950)	NM
Tax impact of MEPP charge	(11,903)	—	(11,903)	NM
Tax impact of restructuring costs (5)	(51,184)	(47,333)	(3,851)	8.1
Tax impact of acquisition-related costs (5)	(19,003)	(13,690)	(5,313)	38.8
Tax impact of acquisition financing costs (5)	—	(47,662)	47,662	NM

	2017	2016	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Tax impact of foreign currency remeasurement and hedging	—	(56,488)	56,488	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,359,073	$1,214,137	$144,936	11.9%
Impact of Brakes	(46,988)	—	(46,988)	NM
Impact of Brakes restructuring costs (3)	(11,794)	—	(11,794)	NM
Impact of Brakes acquisition-related costs (2)	(67,221)	—	(67,221)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	83,633	—	83,633	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(33,880)	—	(33,880)	NM
Less 1 week fourth quarter net earnings	—	(26,119)	26,119	NM
Net earnings adjusted for Certain Items, extra week and Brakes (Non-GAAP)	$1,282,823	$1,188,018	$94,805	8.0%

Diluted earnings per share (GAAP) (1)	$2.08	$1.64	$0.44	26.8%
Impact of MEPP charge	0.06	—	0.06	NM
Impact of restructuring costs (1)	0.29	0.21	0.08	38.1
Impact of acquisition-related costs (2)	0.19	0.06	0.13	NM
Impact of foreign currency remeasurement and hedging	—	0.25	(0.25)	NM
Impact of acquisition financing costs (3)	—	0.21	(0.21)	NM
Tax impact of MEPP charge	(0.02)	—	(0.02)	NM
Tax impact of restructuring costs (5)	(0.09)	(0.08)	(0.01)	12.5
Tax impact of acquisition-related costs (5)	(0.03)	(0.02)	(0.01)	50.0
Tax impact of acquisition financing costs (5)	—	(0.08)	0.08	NM
Tax impact of foreign currency remeasurement and hedging	—	(0.10)	0.10	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$2.48	$2.10	$0.38	18.1%
Impact of Brakes	(0.09)	—	(0.09)	NM
Impact of Brakes restructuring costs (3)	(0.02)	—	(0.02)	NM
Impact of Brakes acquisition-related costs (2)	(0.12)	—	(0.12)	NM
Impact of interest expense on debt issued for the Brakes acquisition (6)	0.15	—	0.15	NM
Tax impact of interest expense on debt issued for the Brakes acquisition (5)	(0.06)	—	(0.06)	NM
Total impact of Brakes Certain Items	$(0.05)	$—	$(0.05)	NM
Total Brakes accretion (Non-GAAP)	(0.14)	—	(0.14)	NM
Less 1 week impact of fourth quarter diluted earnings per share	—	(0.05)	0.05	NM
Diluted EPS adjusted for Certain Items, extra week and Brakes (Non-GAAP) (4)	$2.34	$2.06	$0.29	13.8%

Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$2.48	$2.10	$0.38	18.1%
Less 1 week impact of fourth quarter diluted earnings per share	—	(0.05)	0.05	NM
Diluted EPS adjusted for Certain Items and extra week (Non-GAAP) (4)	$2.48	$2.06	$0.42	20.4%

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

(2)	Fiscal 2017 includes $76 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group and $24 million in integration costs.

(3)	Includes Brakes Acquisition restructuring charges.

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

(6)	Represents the expense from foreign withholding tax incurred obtained through the repatriation of certain international earnings, partially offset by tax credits.

(7)
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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented:

U.S. FOODSERVICE OPERATIONS	2018	2017	Change in Dollars	%/bps Change
Operating expenses (GAAP)	$4,848,285	$4,664,780	$183,505	3.9%
Impact of MEPP charge	(1,700)	(35,600)	33,900	(95.2)
Impact of restructuring costs	—	(470)	470	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$4,846,585	$4,628,710	$217,875	4.7%

Operating income (GAAP)	$3,051,991	$2,891,612	$160,379	5.5%
Impact of MEPP charge	1,700	35,600	(33,900)	(95.2)
Impact of restructuring costs	—	470	(470)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$3,053,691	$2,927,682	$126,009	4.3%

INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$2,243,728	$2,032,703	$211,025	10.4%
Impact of restructuring costs (1)	(36,667)	(25,080)	(11,587)	46.2
Impact of acquisition-related costs (2)	(90,004)	(78,273)	(11,731)	15.0
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,117,057	$1,929,350	$187,707	9.7%

Operating income (GAAP)	$193,240	$243,116	$(49,876)	(20.5)%
Impact of restructuring costs (1)	36,667	25,080	11,587	46.2
Impact of acquisition related costs (2)	90,004	78,273	11,731	15.0
Operating income adjusted for Certain Items (Non-GAAP)	$319,911	$346,469	$(26,558)	(7.7)%

CORPORATE
Operating expenses (GAAP)	$953,566	$1,127,807	$(174,241)	(15.4)%
Impact of restructuring costs (3)	(72,857)	(135,461)	62,604	(46.2)
Impact of acquisition-related costs (4)	(18,132)	(23,776)	5,644	(23.7)
Operating expenses adjusted for Certain Items (Non-GAAP)	$862,577	$968,570	$(105,993)	(10.9)%

Operating income (GAAP)	$(980,060)	$(1,135,074)	$155,014	(13.7)%
Impact of restructuring costs (3)	72,857	135,461	(62,604)	(46.2)
Impact of acquisition-related costs (4)	18,132	23,776	(5,644)	(23.7)
Operating income adjusted for Certain Items (Non-GAAP)	$(889,071)	$(975,837)	$86,766	(8.9)%

(1)	Includes Brakes Acquisition-related restructuring charges, facility closure charges and other severance charges related to restructuring.

(2)
Fiscal 2018 and fiscal 2017 include $67 million and $76 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group. Fiscal 2018 includes a $14 million write-off for an intangible asset due to restructuring in France.

(3)
Fiscal 2018 includes business technology transformation initiative costs, professional fees on three-year financial objectives, severance charges related to restructuring, costs to convert to legacy systems in conjunction with our revised business technology strategy and facility closure charges. Fiscal 2017 includes $111 million in accelerated depreciation associated with our revised business technology strategy and $46 million related to restructuring expenses within our Brakes Group operations, costs to convert to legacy systems in conjunction with our revised business technology strategy, professional fees on 3-year financial objectives and severance charges.

(4)	Fiscal 2018 and fiscal 2017 include $18 million and $24 million, respectively, related to integration costs from the Brakes Acquisition.
NM represents that the percentage change is not meaningful.

U.S. FOODSERVICE OPERATIONS	2017	2016	Change in Dollars	%/bps Change
Sales	$37,604,698	$37,776,443	$(171,745)	(0.5)%
Less 1 week fourth quarter sales	—	(728,270)	728,270	NM
Comparable sales using a 52 week basis (Non-GAAP)	$37,604,698	$37,048,173	$556,525	1.5%

Gross Profit	$7,556,392	$7,413,436	$142,956	1.9%
Less 1 week fourth quarter sales	—	(146,744)	146,744	NM
Comparable gross profit using a 52 week basis (Non-GAAP)	$7,556,392	$7,266,692	$289,700	4.0%

Gross Margin	20.09%	19.62%		47 bps
Less 1 week fourth quarter sales	—	0.01		NM
Comparable gross margin using a 52 week basis (Non-GAAP)	20.09%	19.61%		48 bps

Operating expenses (GAAP)	$4,664,780	$4,641,504	$23,276	0.5%
Impact of MEPP charge	(35,600)	—	(35,600)	NM
Impact of restructuring costs	(470)	(3,351)	2,881	(86.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$4,628,710	$4,638,153	$(9,443)	(0.2)%
Less 1 week fourth quarter operating expenses	—	(88,323)	88,323	NM
Operating expenses adjusted for extra week (Non-GAAP)	$4,628,710	$4,549,830	$78,880	1.7%

Operating income (GAAP)	$2,891,612	$2,771,932	$119,680	4.3%
Impact of MEPP charge	35,600	—	35,600	NM
Impact of restructuring costs	470	3,351	(2,881)	(86.0)
Operating income adjusted for Certain Items (Non-GAAP)	$2,927,682	$2,775,283	$152,399	5.5%
Less 1 week fourth quarter operating income	—	(58,421)	58,421	NM
Operating income adjusted for extra week (Non-GAAP)	$2,927,682	$2,716,862	$210,820	7.8%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales	$10,613,059	$5,436,209	$5,176,850	95.2%
Impact of Brakes	(5,170,787)	—	(5,170,787)	NM
Less 1 week fourth quarter sales	—	(108,097)	108,097	NM
Comparable sales using a 52 week basis (Non-GAAP)	$5,442,272	$5,328,112	$114,160	2.1%

Gross Profit	$2,275,819	$938,942	$1,336,877	NM
Impact of Brakes	(1,333,852)	—	(1,333,852)	NM
Less 1 week fourth quarter sales	—	(18,686)	18,686	NM
Comparable gross profit using a 52 week basis (Non-GAAP)	$941,967	$920,256	$21,711	2.4%

Gross Margin	21.44%	17.27%		417 bps
Impact of Brakes	4.14	—		NM
Less 1 week fourth quarter sales	—	—		NM
Comparable gross margin using a 52 week basis (Non-GAAP)	17.30%	17.27%		3 bps

Operating expenses (GAAP)	$2,032,703	$761,783	$1,270,920	NM
Impact of restructuring costs (1)	(25,080)	(8,945)	(16,135)	NM
Impact of acquisition-related costs (2)	(78,273)	—	(78,273)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,929,350	$752,838	$1,176,512	NM
Impact of Brakes	(1,282,800)	—	(1,282,800)	NM
Impact of Brakes restructuring costs	13,732	—	13,732	NM
Impact of Brakes acquisition-related costs	78,273	—	78,273	NM
Less 1 week fourth quarter operating expenses	—	(14,628)	14,628	NM
Operating expenses adjusted for extra week (Non-GAAP)	$738,555	$738,210	$345	—%

Operating income (GAAP)	$243,116	$177,159	$65,957	37.2%
Impact of restructuring costs (1)	25,080	8,945	16,135	NM
Impact of acquisition related costs (2)	78,273	—	78,273	NM
Operating income adjusted for Certain Items (Non-GAAP)	$346,469	$186,104	$160,365	86.2%
Impact of Brakes	(51,053)	—	(51,053)	NM
Impact of Brakes restructuring costs	(13,732)	—	(13,732)	NM
Impact of Brakes acquisition-related costs	(78,273)	—	(78,273)	NM
Less 1 week fourth quarter operating income	—	(4,058)	4,058	NM
Operating income adjusted for extra week (Non-GAAP)	$203,411	$182,046	$21,365	11.7%

(1)	Fiscal 2017 includes Brakes Acquisition-related restructuring charges and other severance charges related to restructuring.

(2)	Fiscal 2017 includes $76 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of the Brakes Group.
NM represents that the percentage change is not meaningful.

Three-Year Financial Targets

Sysco management considers adjusted ROIC to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company’s long-term capital investments. We calculate ROIC as net earnings divided by (i) stockholder’s equity at the beginning of the year and at the end of each fiscal quarter during the year, excluding the impact of foreign currency translation adjustments; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year. All components of our adjusted ROIC calculation would be impacted by Certain Items. As a result, we calculate adjusted ROIC as adjusted net earnings divided by (i) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year. With respect to the adjusted return on invested capital targets, our invested capital is adjusted for the accumulation of debt incurred for the Brakes Acquisition that would not have been borrowed absent this acquisition.

2018
Net earnings (GAAP)	$1,430,766
Impact of Certain Items on net earnings	229,071
Adjusted net earnings (Non-GAAP)	$1,659,837
Impact of Brakes	6,544
Adjusted net earnings excluding Brakes (Non-GAAP)	$1,653,293

Invested Capital (GAAP)	$11,042,773
Adjustments to invested capital (1)	275,125
Adjusted Invested capital (Non-GAAP)	$11,317,898
Impact of Brakes	3,115,912
Adjusted invested capital excluding Brakes	$8,201,986

Return on invested capital (GAAP)	13.0%
Return on invested capital (Non-GAAP)	14.7%
Return on invested capital excluding Brakes (Non-GAAP)	20.2%

(1) Shareholders’ equity adjustments include the impact of Certain Items from earnings and removal of foreign currency adjustments that arose in the fiscal year.

In addition, we have targets and expectations under our new three-year plan that are based on adjusted results, including an adjusted ROIC target of 16%. We cannot predict with certainty when we will achieve these results or whether the calculation of our ROIC in such future period will be on an adjusted basis due to the effect of Certain Items, which would be excluded from such calculation. Due to these uncertainties, to the extent our future calculation of ROIC is on an adjusted basis excluding Certain Items, we cannot provide a quantitative reconciliation of this non-GAAP measure to the most directly comparable GAAP measure without unreasonable effort. However, we would expect to calculate adjusted ROIC, if applicable, in the same manner as we have calculated this historically.

We have completed the final year of our initial three-year plan that was established in fiscal 2016 and have measured our operating income performance against our targets on an adjusted basis. The following reconciles gross profit, operating expenses and operating income cumulative growth from an adjusted to a GAAP basis.

	Year Ended
	June 30, 2018	June 27, 2015	3-year Plan Change $ Results	CAGR
Sales (GAAP)	$58,727,324	$48,680,752	$10,046,572
Impact of Brakes	(5,612,400)	—	(5,612,400)
Sales excluding the impact of Brakes (Non-GAAP)	$53,114,924	$48,680,752	$4,434,172

Gross profit (GAAP)	$11,085,391	$8,551,516	$2,533,875	9.0%
Impact of Brakes	(1,405,748)	—	(1,405,748)
Gross profit excluding the impact of Brakes (Non-GAAP)	$9,679,643	$8,551,516	$1,128,127	4.2%

Gross margin (GAAP)	18.88%	17.57%	131 bps
Impact of Brakes	0.65	—	65 bps
Gross margin excluding the impact of Brakes (Non-GAAP)	18.23%	17.57%	66 bps

Operating expenses (GAAP)	$8,756,417	$7,322,154	$1,434,263	6.1%
MEPP Charge	(1,700)	—	(1,700)
Impact of restructuring costs (1)	(109,524)	(7,801)	(101,723)
Impact of acquisition-related costs (2)	(108,136)	(554,667)	446,531
Operating expenses adjusted for Certain Items (Non-GAAP)	$8,537,057	$6,759,686	$1,777,371
Impact of Brakes	(1,427,732)	—	(1,427,732)
Impact of Brakes restructuring costs (3)	23,346	—	23,346
Impact of Brakes acquisition-related costs (2)	90,004	—	90,004
Operating expenses adjusted for Certain Items and excluding the impact of Brakes (Non-GAAP)	$7,222,675	$6,759,686	$462,989	2.2%

Operating leverage (GAAP) (4)				2.9%
Operating leverage adjusted for Certain Items and excluding the impact of Brakes (Non-GAAP ) (4)				2.0%

Operating income (GAAP)	$2,328,974	$1,229,362	$1,099,612	23.7%
MEPP Charge	1,700	—	1,700
Impact of restructuring costs (1)	109,524	7,801	101,723
Impact of acquisition-related costs (2)	108,136	554,667	(446,531)
Operating income adjusted for Certain Items (Non-GAAP)	$2,548,334	$1,791,830	$756,504
Impact of Brakes	21,985	—	21,985
Impact of Brakes restructuring costs (3)	(23,346)	—	(23,346)
Impact of Brakes acquisition-related costs (2)	(90,004)	—	(90,004)
Operating income adjusted for Certain Items and excluding the impact of Brakes (Non-GAAP)	$2,456,969	$1,791,830	$665,139	11.1%

(1)
Fiscal 2018 includes business technology transformation initiative costs, restructuring expenses within our Brakes operations, professional fees on three-year financial objectives, severance charges related to restructuring, costs to convert to legacy systems in conjunction with our revised business technology strategy and facility closure charges. Fiscal 2015 includes US Foods merger and integration planning costs.

(2)
Fiscal 2018 includes $67 million related to intangible amortization expense from the Brakes acquisition, which is included in the results of the Brakes Group and $18 million in integration costs. Fiscal 2018 includes a $14.0 million write-off for an intangible asset due to restructuring in France. Fiscal 2015 includes US Foods merger integration and termination costs.

(3)	Includes Brakes Acquisition restructuring charges.

(4)	Operating leverage is calculated as the difference between gross profit growth and operating expense growth.

Due to uncertainties in projecting Certain Items during the period covered under our new three-year strategic plan, we cannot provide a quantitative reconciliation of these non-GAAP measures to the most directly comparable GAAP measures without unreasonable effort. However, we would expect to calculate these adjusted results in the same manner as the reconciliations provided for the historical periods that are presented herein. The impact of future Certain Items could cause projected non-GAAP amounts to differ significantly from our GAAP results.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from fiscal 2018 to fiscal 2017:

•	Cash flows from operations were $2.2 billion in fiscal 2018 and fiscal 2017;

•	Net capital expenditures totaled $665.6 million in fiscal 2018 compared to $662.7 million in fiscal 2017;

•	Free cash flow was $1.5 billion in fiscal 2018 compared to $1.6 billion in fiscal 2017 (see “Non-GAAP reconciliation” below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses was $248.1 million in fiscal 2018 compared to $2.9 billion in fiscal 2017;

•	Dividends paid were $722.2 million in fiscal 2018 compared to $698.6 million in fiscal 2017; and

•	We repurchased $978.9 million of shares in fiscal 2018 compared to $1.9 billion in fiscal 2017.
In addition, for our senior notes:

•	We issued an aggregate of $1.0 billion and $750.0 million in new senior notes in fiscal 2018 and 2017, respectively; and

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

As of June 30, 2018, we had $552.3 million in cash and cash equivalents, approximately 68.0% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will move to the U.S.

Upon the enactment of the Tax Act, Sysco’s undistributed foreign income of certain consolidated foreign subsidiaries of approximately $1.4 billion became subject to U.S. transition tax. As a result, in the fourth quarter, the company repatriated $1.0 billion of foreign earnings of certain non-U.S. subsidiaries and recognized foreign income and non-income based taxes of $50.2 million.

In December 2017, Sysco established a wholly owned captive insurance subsidiary (the Captive). The primary purpose of the Captive is to enhance Sysco’s risk financing strategies by providing Sysco the opportunity to negotiate insurance premiums in the non-retail insurance market. The Captive must maintain a sufficient level of cash to fund future reserve payments. As of June 30, 2018, we had $163.5 million of restricted cash and restricted cash equivalents primarily held by the Captive in a cash deposit account in order to meet solvency requirements.

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

Cash Flows

Operating Activities

Fiscal 2018 vs. Fiscal 2017

We generated $2.2 billion in cash flows from operations in fiscal 2018 and in fiscal 2017. These comparable amounts include year-over-year unfavorable comparisons on other long term liabilities and decreased working capital, offset by favorable comparisons on accrued income taxes and higher operating results. The cash impact of our Certain Items increased $51.8 million year-over-year. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations.

Included in the change in other long-term liabilities was a negative comparison, primarily from pension contributions. Pension contributions were $415.0 million in fiscal 2018, including $380.0 million in contributions to our U.S. Retirement Plan in fiscal 2018, which resulted in a decrease to other long-term liabilities. Pension contributions were $57.6 million in fiscal 2017, including a $25 million contribution to our U.S. Retirement Plan, which resulted in a decrease to other long-term liabilities. The level and timing of any contribution to our U.S. Retirement Plan in fiscal 2019 is still being determined.

Changes in working capital, specifically accounts receivable and accounts payable, had a negative impact of $279.9 million on the period over period comparison of cash flow from operations. There was an unfavorable comparison on accounts payable and accounts receivable, which was partially offset by favorable comparisons on inventory. Sales growth impacted all components of working capital; however, deflation contributed to lower levels of increase in fiscal 2018 as compared to fiscal 2017.

Our tax payments in fiscal 2018 were lower than in fiscal 2017 due to the impacts of the Tax Act, primarily due to the reduction of the U.S. federal corporate tax rate from 35% to 21% and the full expensing of qualified capital expenditures. In addition, cash taxes for fiscal 2018 were reduced due to the tax benefits derived from our $380.0 million in contributions to our U.S. Retirement Plan. Additionally, Sysco’s fourth quarter U.S. estimated federal tax payment for fiscal 2017 was deferred to the second quarter of fiscal 2018 due to a disaster area designation for companies located in the Houston area, the location of our corporate headquarters. We made tax payments of approximately $268.4 million in fiscal 2018. We expect future tax payments to grow with our earnings.

Fiscal 2017 vs. Fiscal 2016

We generated $2.2 billion in cash flows from operations in fiscal 2017 compared to cash flow generation of $2.0 billion in fiscal 2016. This increase of $251.0 million year-over-year was largely attributable to higher operating results, improved working capital management and a favorable comparison on accrued expenses and other long-term liabilities. These were partially offset by an unfavorable comparison on accrued income taxes and deferred income taxes. The cash impact of our Certain Items increased $193.9 million year-over-year. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations.

Included in the change in other long-term liabilities was a positive comparison primarily from pension contributions. Pension contributions were $57.6 million in fiscal 2017, including a $25.0 million contribution to our U.S. Retirement Plan in fiscal 2017, which resulted in a decrease to other long-term liabilities. Pension contributions were $157.5 million in fiscal 2016, including a $130.0 million contribution to the U.S. Retirement Plan in fiscal 2016, which resulted in a decrease to other long-term liabilities.

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

The positive comparison on accrued expenses was primarily due to $312.5 million in US Foods merger termination fees that were paid in fiscal 2016, partially offset by a $39.4 million decrease from incentive payments. Our annual incentive payments, for performance in the prior fiscal year, are paid in the first quarter of each succeeding fiscal year. Incentive payments paid in fiscal 2017 were higher than amounts paid in fiscal 2016 due to larger payouts achieved from fiscal 2016 performance.

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

Investing Activities

Fiscal 2018 capital expenditures included:

•	fleet replacements;

•	buildings and building improvements;

•	investments in technology; and

•	warehouse equipment.

Fiscal 2017 capital expenditures included:

•	fleet replacements;

•	investments in technology;

•	replacement or significant expansion of facilities in Costa Rica, Georgia, Missouri, Maryland, and Texas; and

•	warehouse equipment.

Fiscal 2016 capital expenditures included:

•	fleet replacements;

•	investments in technology;

•	replacement or significant expansion of facilities in California, Maryland, Texas, and Virginia; and

•	construction of fold-out facilities in Ireland and Texas.

The level of capital expenditures in fiscal 2018 increased $1.4 million as compared to fiscal 2017. Capital expenditures in fiscal 2017 increased by $159.0 million.

We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2019 to be approximately 1.2% to 1.3% of fiscal sales. Fiscal 2019 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction; and investments in technology.

During fiscal 2018, the company paid cash of $248.1 million for acquisitions, net of cash acquired, including HFM Foodservice and Doerle Food Services within U.S. Foodservice operations, and Kent Frozen Foods, Eko Fågel, Fisk & Mittemellan and the remaining 50% interest in our joint venture in Costa Rica within our International Foodservice operations.

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

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment. Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. As a result of our contributions to our U.S. Retirement Plan, free cash flow for fiscal 2018 decreased 5.3%, or $83.6 million, to $1.5 billion, as compared to fiscal 2017. Our cash requirements for our Certain Items were $51.8 million higher in fiscal 2018 than in fiscal 2017. As a result of increased cash provided by operating activities, free cash flow for fiscal 2017 increased 6.2%, or $92.2 million, to $1.6 billion, as compared to fiscal 2016.

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

	2018	2017	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$2,158,632	$2,239,354	$(80,722)	(3.6)%
Additions to plant and equipment	(687,815)	(686,378)	(1,437)	0.2
Proceeds from sales of plant and equipment	22,255	23,715	(1,460)	(6.2)
Free Cash Flow (Non-GAAP)	$1,493,072	$1,576,691	$(83,619)	(5.3)%

	2017	2016	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$2,239,354	$1,988,347	$251,007	12.6%
Additions to plant and equipment	(686,378)	(527,346)	(159,032)	30.2
Proceeds from sales of plant and equipment	23,715	23,511	204	0.9
Free Cash Flow (Non-GAAP)	$1,576,691	$1,484,512	$92,179	6.2%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $268.8 million in fiscal 2018, $204.8 million in fiscal 2017 and $282.5 million in fiscal 2016. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs. The number of shares acquired and their cost during fiscal 2018 were 17,930,114 shares for $978.9 million, with 35,744,589 shares repurchased in fiscal 2017 for $1.9 billion, and 44,716,180 shares repurchased in fiscal 2016 for $1.9 billion. In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. In November 2017, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. All share repurchases in fiscal 2018 were made under the February 2017 authorization. We repurchased approximately 1,344,000 additional shares for $93.6 million through August 10, 2018. These repurchase programs are intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. The number of shares we repurchase during fiscal 2019 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash. We intend to continue purchasing shares under our current repurchase programs through open market purchases to align with our capital allocation strategy, which will involve opportunistic purchases and purchases to offset dilution resulting from shares issued under the company’s benefit plans.

We have made dividend payments to our shareholders in each fiscal year since our company's inception. Dividends paid were $722.2 million, or $1.38 per share, in fiscal 2018, $698.6 million, or $1.28 per share, in fiscal 2017, and $698.9 million, or $1.22 per share, in fiscal 2016. In May 2018, we declared our regular quarterly dividend for the fourth quarter of fiscal 2018 of $0.36 per share, which was paid in July 2018. We expect to continue to grow our dividend in fiscal 2019.

In August 2015, we filed a universal shelf registration statement with the SEC under which we, as a well-known seasoned issuer, had the ability to issue and sell an indeterminate amount of various types of debt and equity securities. We intend to file a new universal shelf registration statement to replace our existing universal shelf registration statement in August 2018. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 10, 2018, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 11, “Debt and Other Financing Arrangements.” Our outstanding borrowings at June 30, 2018, and repayment activity since the close of fiscal 2018 are disclosed within those notes. Updated amounts through August 10, 2018, include:

•	$409.1 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 1.71% for fiscal 2018, 0.97% for fiscal 2017, and 0.49% for fiscal 2016.

Included in current maturities of long-term debt as of June 30, 2018 are the 5.375% senior notes totaling $250 million, which mature in March 2019 and the 1.9% senior notes totaling $500 million, which mature in April 2019. It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes or a combination thereof.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth, as of June 30, 2018, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Principal payments of long-term debt	$8,328,612	$750,000	$750,000	$1,534,150	$5,294,462
Capital leases	108,481	38,309	41,903	18,864	9,405
Deferred compensation (1)	108,979	8,315	11,661	7,405	81,598
International pension plans	148,484	10,279	22,664	26,260	89,281
SERP and other postretirement plans (2)	319,157	31,656	63,250	64,673	159,578
Unrecognized tax benefits and interest (3)	20,654	—	—	—	—
One-time transition tax liability (4)	80,000	6,400	12,800	12,800	48,000
Unrecorded Contractual Obligations:
Interest payments related to debt (5)	3,719,918	292,583	532,766	468,596	2,425,973
Operating lease obligations	665,358	111,560	171,331	116,330	266,137
Purchase obligations (6)	3,514,546	2,963,355	479,196	48,124	23,871
Total contractual cash obligations	$17,014,189	$4,212,457	$2,085,571	$2,297,202	$8,398,305

(1)
The estimate of the timing of future payments under the Executive Deferred Compensation Plan and Management Savings Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)
Includes estimated contributions to the unfunded Supplemental Executive Retirement Plan (SERP) and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2028, based on actuarial assumptions.

(3)
Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions. As of June 30, 2018, we had a liability of $12.2 million for unrecognized tax benefits for all tax jurisdictions and

$8.5 million for related interest that could result in cash payment. We are not able to reasonably estimate the timing of payments or the amount by which the liability will increase or decrease over time. Accordingly, the related balances have not been reflected in the “Payments Due by Period” section of the table.

(4)
Represents a one-time transition tax liability that we are required to pay over an eight-year period beginning in the first quarter of fiscal 2019 due to provisions enacted as part of the Tax Act. As noted in Note 18, “Income Taxes,” our transition tax liability is currently a provisional estimate.

(5)
Includes payments on floating rate debt based on rates as of June 30, 2018, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates. The impact of our outstanding fixed-to-floating interest rate swap on the fixed rate debt interest payments is included as well based on the floating rates in effect as of June 30, 2018.

(6)
For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our category management initiative. As we progress with this initiative, our purchase obligations are increasing. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2023 (see discussion under Note 19, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements in Item 8). Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 30, 2018 were $15.6 million. This amount is not included in the table above.

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

Company-Sponsored Pension Plans

Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Our U.S. Retirement Plan is largely frozen and is only open to a small number of employees. Our SERP is frozen and is not open to any employees. Our U.K. pension plan (the U.K. Retirement Plan) is also frozen to new participants. None of these plans have a significant sensitivity to changes in discount rates. Due to the low level of active employees in our retirement plans, our assumption for the rate of increase in future compensation is not a critical assumption.

The expected long-term rate of return on plan assets of the U.S. Retirement Plan decreased 25 basis points to 7.00% for fiscal 2018. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments. Although not determinative of future returns, the effective annual rate of return on the U.S. Retirement Plan assets, developed using geometric/compound averaging, was approximately 6.6%, 5.9%, 9.1%, and 18.8%, over the 20-year, 10-year, 5-year and 1-year periods ended U.S. Plan, respectively. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the U.S. Retirement Plan is 5.00% for fiscal 2019, compared to 7.00% for fiscal 2018. Investments in the portfolio have been reallocated to a higher portion of fixed income assets, resulting in a lower expected long-term rate of return. A 100 basis point increase (decrease) in the assumed rate of return in the Plan for fiscal 2019 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2018 by approximately $36 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 30, 2018 was a charge, net of tax, of $1.1 billion. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 1, 2017 was a charge, net of tax, of $1.0 billion.

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

As discussed in Note 18, “Income Taxes,” on December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that effected the company’s fiscal year ending June 30, 2018. The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. See Note 18, “Income Taxes” for a description of SAB 118.

Goodwill and Intangible Assets

We account for acquired businesses using the acquisition method of accounting, which requires that, once control of a business is obtained, 100% of the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. We use multiple valuation methods to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we generally use the income method, which uses a forecast of the expected future net cash flows associated with each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows and the discount rate selected to measure the risks inherent in the future cash flows. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. More information on our acquisitions can be found in Note 4, “Acquisitions” in the Notes to Consolidated Financial Statements in Item 8.

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

Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss. There were no impairments of goodwill recorded as a result of assessment in fiscal 2018, 2017 and 2016. In fiscal 2018, a $14 million write-off for an intangible asset was recorded, as it was no longer being used due to restructuring in France. Our past estimates of fair value for fiscal 2017 and 2016 would not have been materially different when revised to include subsequent years’ actual results. Sysco has not made any material changes in its impairment assessment methodology during the past three fiscal years. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future, but we will continue to assess the estimates in the future based on the expectations of the reporting units. In the fiscal 2018 assessment, the estimated fair values exceeded the carrying values for two international reporting units would have been applicable if our estimates of fair value were decreased by 15% and 18%, respectively, with goodwill of $341.0 million in the aggregate as of June 30, 2018, recorded for these reporting units.

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

Share-Based Compensation

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, a non-employee director plan and the 2015 Employee Stock Purchase Plan (ESPP).

As of June 30, 2018, there was $121.3 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Examples of forward-looking statements include, but are not limited to, statements about our liquidity and our possible or assumed future results of operations or economic performance, as well as descriptions of our plans, projections and strategies, including those described in the following paragraph, and our ability to meet those goals and expectations. Such statements in this document include, but are not limited to, statements regarding our four strategic priorities, including, but not limited to, enriching the customer experience, delivering operational excellence, optimizing the business and activating the power of our people; projections of future performance under our three-year strategic financial plan, including, for example, our expectation that we will reach $650 to $700 million of adjusted operating income growth, our goal of growing earnings per share faster than operating income, achieving 16% in adjusted return on invested capital improvement for existing businesses, and our goals of sales growth of 4% to 4.5%, adjusted operating growth of 9% and adjusted diluted earnings per share results in the range of $3.85 to $3.95 in fiscal 2020; our expectations regarding the calculation of adjusted return on invested capital; our expectations regarding the impact of future Certain Items on our projected future non-GAAP and GAAP results; statements regarding the acceleration of locally managed customer case growth and driving leverage between gross profit and expense growth; statements regarding increased investments in capabilities across the International Foodservice business; statements regarding the positive impact of the merger of Brakes France and Davigel to Sysco France, specifically, our ability to provide new capabilities and a unique multi-temperature service; statements regarding local customer growth; our belief that overall macroeconomic trends continue to be positive in the U.S. and that the underlying economic picture remains encouraging, including a strong employment market; statements regarding our continued success in category management and our introduction of new categories to capture value; our expectation that inflation will continue for the balance of calendar 2018; our expectation that operating expenses will increase in fiscal 2019; our estimates of anticipated capital expenditures for fiscal 2019, including estimates provided net of estimated proceeds from sales of assets, and our ability to fund them; statements regarding our multi-regional presence in North America and Europe and its mitigating impact on regional economic declines; statements regarding our belief that our liquidity and access to capital provides us the ability to continuously invest in business improvements; our expectations regarding payments of future quarterly cash dividends and our ability to grow our dividend in fiscal 2019; statements regarding our focus on mergers and acquisitions as a part of our strategy; statements regarding our plans to continue purchasing shares under our current repurchase programs through open market purchases to align with our capital allocation strategy; our discussions of various types of market risks, including interest rate risks, floating rate debt projections and the effectiveness of our interest rate swaps; discussions about trends in transportation costs, including fuel pricing and the labor market; statements regarding the adequacy and anticipated amounts and uses of our cash flows, including our future ability to effectively access the commercial paper market and long-term capital market; our expectations regarding our effective tax rate and the positive impact of the Tax Act generally; our expectation that accounting for the income tax effects of the Tax Act is not expected to extend beyond one year of the Tax Act; our expectations that future tax payments will grow with our earnings; our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes or a combination thereof; our expectations and beliefs regarding our fair value estimates; our expectations regarding the recognition of compensation costs related to share-based compensation arrangements; statements regarding our investments in Europe, including the supply chain transformation occurring in the U.K., technology and other integrations within Europe; and projections regarding the rate of return on retirement plan assets.

Forward-looking statements are not guarantees of future performance, and our actual results may differ materially from the results discussed in our forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” Additional forward-looking statements and some important risks that could cause outcomes to vary materially from those expected include the following: The success of our three-year strategic financial objectives could be affected by conditions in the economy and the industry as well as internal factors, such as the ability to control expenses, including fuel costs.  Our expectations regarding case growth may be impacted by factors beyond our control, including actions by our competitors and/or customers. Our expectations for deflation and inflation could be impacted by market events and supplier costs. Company-sponsored pension plan liabilities are impacted by a number of factors including the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. The amount of shares repurchased in a given period is subject to a number of factors, including available cash and our general working capital needs at the time. Meeting our dividend target objectives depends on our level of earnings, available cash and the success of our various strategic initiatives. Our expectations regarding earnings per share and various items impacting earnings is subject to a number of factors, including our ability to manage operating expenses and the impact of Certain Items. Our plans with respect to growth in international markets and adjacent areas that complement our core business are subject to our other strategic initiatives, the allocation of resources, and plans and economic conditions generally. Legal proceedings and the adequacy of insurance are impacted by events, circumstances and individuals beyond our control. Expectations of cash tax payments can be impacted by our performance. The need for additional borrowing or other capital is impacted by various factors, including capital expenditures or acquisitions in excess of those currently anticipated, levels of share repurchases, or other unexpected cash requirements. Plans regarding the repayment of debt are subject to change at any time based on management’s assessment of the overall needs of the company. Capital expenditures may vary from those projected based on changes in business plans and other factors, including risks related to the timing and successful completion of acquisitions, construction schedules and the possibility that other cash requirements could result in delays or cancellations of capital spending. Our ability to finance capital expenditures as anticipated may be influenced by our results of operations, our borrowing capacity, share repurchases, dividend levels and other factors. Expectations regarding tax rates and the transfer of cash held in foreign jurisdictions are subject to various factors beyond our control and decisions of management throughout the fiscal year that are subject to change based on our business needs. The anticipated impact of compliance with laws and regulations also involves the risk that estimates may turn out to be materially incorrect, and laws and regulations, as well as methods of enforcement, are subject to change.

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

At June 30, 2018, there were no commercial paper issuances outstanding. Total debt as of June 30, 2018 was $8.3 billion, of which approximately 74% was at fixed rates of interest, including the impact of our interest rate swap agreements.

At July 1, 2017, there were $119.7 million commercial paper issuances outstanding. Total debt as of July 1, 2017 was $8.2 billion, of which approximately 71% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Details of our outstanding swap agreements as of June 30, 2018 are below:

Maturity Date of Swap	Notional Value	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
April 1, 2019	$500,000,000	1.90%	Three-month LIBOR	Every three months in advance	Other long-term liabilities	$(6,820)
October 1, 2020	750,000,000	2.60	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(23,654)
July 15, 2021	500,000,000	2.50	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(23,147)
March 15, 2025	500,000,000	3.55	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(2,933)

We receive or pay amounts on these interest rate swap agreements on a semi-annual basis.

The following tables present our interest rate position as of June 30, 2018. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 30, 2018
	Principal Amount by Expected Maturity
	Average Interest Rate
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(Dollars in thousands)
U.S. $ Denominated:
Fixed Rate Debt	$250,000	$—	$—	$450,000	$—	$4,794,462	$5,494,462	$5,471,453
Average Interest Rate	5.4%	—%	—%	2.6%	—%	4.2%	4.1%
Floating Rate Debt (1)	$500,000	$—	$750,000	$500,000	$—	$500,000	$2,250,000	$2,250,000
Average Interest Rate	1.9%	—%	2.6%	2.5%	—%	3.6%	2.6%
Euro Denominated:
Fixed Rate Debt	$—	$—	$—	$—	$584,150	$—	$584,150	$587,045
Average Interest Rate	—%	—%	—%	—%	1.3%	—%	1.3%

(1)	Includes fixed rate debt that has been converted to floating rate debt through an interest rate swap agreement.

	Interest Rate Position as of June 30, 2018
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$500,000	$—	$750,000	$500,000	$—	$500,000	$2,250,000	$(56,554)
Average Variable Rate Paid:
Rate A Plus	0.8%	—%	1.12%	1.13%	—%	0.75%	0.97%	—%
Fixed Rate Received	1.9%	—%	2.6%	2.5%	—%	3.55%	2.63%	—%
Rate A – three-month LIBOR

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our largest currency exposures are with Canadian dollars, British pound sterling and Euro currencies. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 1.0% in fiscal 2018 when compared to fiscal 2017. The exchange rate used to translate our foreign sales into U.S. dollars positively impacted sales by 0.1% in fiscal 2017 when compared to fiscal 2016. The impact to our operating income, net earnings and earnings per share was not material in fiscal 2018 or fiscal 2017. A 10% unfavorable change in the fiscal 2018 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively impacted fiscal 2018 sales by 1.9% and would not have materially impacted our operating income, net earnings and earnings per share. We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

Our investments and loans to our foreign operations created additional foreign currency exposure. In fiscal 2017, we designated €500 million of Euro notes issued in June 2016 and various cross currency swaps as hedges of a portion of our net investment in Euro-denominated and Sterling-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates are recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). In fiscal 2018 and in fiscal 2017, we entered into various cross currency swaps to mitigate the risk of exchange rate changes for intercompany loans that are not in the functional currency of our subsidiaries. These have been designated as cash flow hedges with changes recorded within foreign currency translation adjustments within Accumulated other comprehensive income (loss).

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during fiscal 2018, fiscal 2017 and fiscal 2016.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of June 30, 2018, we had diesel fuel swaps with a total notional amount of approximately 46 million gallons through June 2019. These swaps will lock in the price of approximately 55% to 60% of our projected fuel purchase needs for fiscal 2019. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $10.0 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our U.S. Retirement Plan and U.K. Retirement Plan hold various investments, including public and private equity, fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored retirement plans at the plan’s fiscal year end (December 31, 2017) would not have a material impact on our anticipated future contributions for fiscal 2019; however, such an unfavorable change would increase our pension expense for fiscal 2019 by $30.6 million and would reduce our shareholders’ equity on our balance sheet as of June 30, 2018 by $366.6 million. An unfavorable change in the fair value of our U.K. Plan assets would not materially increase our fiscal 2019 pension expense and would reduce our shareholders’ equity on our balance sheet, as of June 30, 2018, by $25.9 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of June 30, 2018, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of June 30, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sysco Corporation and its Consolidated Subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sysco Corporation and its Consolidated Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated August 24, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Houston, Texas
August 24, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sysco Corporation and its Consolidated Subsidiaries (the “Company”) as of June 30, 2018 and July 1, 2017, the related consolidated results of operations, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and July 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 24, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
August 24, 2018

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	June 30, 2018	July 1, 2017
ASSETS
Current assets
Cash and cash equivalents	$552,325	$869,502
Accounts and notes receivable, less allowances of $25,768 and $31,059	4,073,723	4,012,393
Inventories, net	3,125,413	2,995,598
Prepaid expenses and other current assets	187,880	139,185
Income tax receivable	64,112	16,760
Total current assets	8,003,453	8,033,438
Plant and equipment at cost, less depreciation	4,521,660	4,377,302
Other long-term assets
Goodwill	3,955,485	3,916,128
Intangibles, less amortization	979,812	1,037,511
Deferred income taxes	83,666	142,472
Other assets	526,328	249,804
Total other long-term assets	5,545,291	5,345,915
Total assets	$18,070,404	$17,756,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$4,176	$3,938
Accounts payable	4,136,482	3,971,112
Accrued expenses	1,608,966	1,576,221
Accrued income taxes	56,793	14,540
Current maturities of long-term debt	782,329	530,075
Total current liabilities	6,588,746	6,095,886
Long-term liabilities
Long-term debt	7,540,765	7,660,877
Deferred income taxes	319,124	161,715
Other long-term liabilities	1,077,163	1,373,822
Total long-term liabilities	8,937,052	9,196,414
Commitments and contingencies
Noncontrolling interest	37,649	82,839
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,383,619	1,327,366
Retained earnings	10,348,628	9,447,755
Accumulated other comprehensive loss	(1,409,269)	(1,262,737)
Treasury stock at cost, 244,533,248 and 235,135,699 shares	(8,581,196)	(7,896,043)
Total shareholders' equity	2,506,957	2,381,516
Total liabilities and shareholders' equity	$18,070,404	$17,756,655

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except for share and per share data)

	Year Ended
	Jun. 30, 2018	Jul. 1, 2017	Jul. 2, 2016
	(In thousands except for share and per share data)
Sales	$58,727,324	$55,371,139	$50,366,919
Cost of sales	47,641,933	44,813,632	41,326,447
Gross profit	11,085,391	10,557,507	9,040,472
Operating expenses	8,756,417	8,504,336	7,189,972
Operating income	2,328,974	2,053,171	1,850,500
Interest expense	395,483	302,878	306,146
Other expense (income), net	(22,733)	(15,937)	111,347
Earnings before income taxes	1,956,224	1,766,230	1,433,007
Income taxes	525,458	623,727	483,385
Net earnings	$1,430,766	$1,142,503	$949,622

Net earnings:
Basic earnings per share	$2.74	$2.10	$1.66
Diluted earnings per share	2.70	2.08	1.64

Average shares outstanding	522,926,914	543,496,816	573,057,406
Diluted shares outstanding	529,089,854	548,545,027	577,391,406
Dividends declared per common share	$1.41	$1.30	$1.23

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	Jun. 30, 2018	Jul. 1, 2017	Jul. 2, 2016
	(In thousands)
Net earnings	$1,430,766	$1,142,503	$949,622
Other comprehensive income (loss):
Foreign currency translation adjustment	(22,987)	(11,243)	(39,080)
Items presented net of tax:
Amortization of cash flow hedges	8,240	7,082	7,111
Change in net investment hedges	5,791	(24,012)	—
Change in cash flow hedges	14,343	(6,698)	(3,779)
Amortization of prior service cost	6,905	7,004	6,992
Amortization of actuarial loss, net	25,110	25,965	13,352
Actuarial gain (loss), net arising in current year	52,511	97,283	(419,517)
Total other comprehensive income (loss)	89,913	95,381	(434,921)
Comprehensive income	$1,520,679	$1,237,884	$514,701

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
	(In thousands except for share data)
Balance as of June 27, 2015	765,174,900	$765,175	$1,213,999	$8,751,985	$(923,197)	170,857,231	$(4,547,738)	$5,260,224
Net earnings				949,622				949,622
Foreign currency translation adjustment					(39,080)			(39,080)
Amortization of cash flow hedges, net of tax					7,111			7,111
Change in fair value of cash flow hedges, net of tax					(3,779)			(3,779)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					20,344			20,344
Pension funded status adjustment, net of tax					(419,517)			(419,517)
Dividends declared				(695,469)				(695,469)
Treasury stock purchases						44,716,180	(1,949,445)	(1,949,445)
Share-based compensation awards			67,141			(9,995,927)	282,456	349,597
Balance as of July 2, 2016	765,174,900	$765,175	$1,281,140	$9,006,138	$(1,358,118)	205,577,484	$(6,214,727)	$3,479,608
Net earnings				1,142,503				1,142,503
Foreign currency translation adjustment					(11,243)			(11,243)
Amortization of cash flow hedges, net of tax					7,082			7,082
Change in cash flow hedges, net of tax					(6,698)			(6,698)
Change in net investment hedge, net of tax					(24,012)			(24,012)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					32,969			32,969
Pension funded status adjustment, net of tax					97,283			97,283
Dividends declared				(700,886)				(700,886)
Treasury stock purchases						36,224,078	(1,886,121)	(1,886,121)
Increase in ownership interest in subsidiaries			(39,991)					(39,991)
Share-based compensation awards			86,217			(6,665,863)	204,805	291,022
Balance as of July 1, 2017	765,174,900	$765,175	$1,327,366	$9,447,755	$(1,262,737)	235,135,699	$(7,896,043)	$2,381,516
Net earnings				1,430,766				1,430,766
Increase in ownership interest in subsidiaries				(31,072)				(31,072)
Reclassification of accumulated other comprehensive loss to retained earnings (1)				236,445	(236,445)			—
Foreign currency translation adjustment					(22,987)			(22,987)
Amortization of cash flow hedges, net of tax					8,240			8,240
Change in net investment hedges, net of tax					5,791			5,791
Change in cash flow hedges, net of tax					14,343			14,343
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					32,015			32,015
Pension funded status adjustment, net of tax					52,511			52,511
Dividends declared				(735,266)				(735,266)
Treasury stock purchases						17,473,973	(956,502)	(956,502)
Share-based compensation awards			56,253			(8,076,424)	271,349	327,602
Balance as of June 30, 2018	765,174,900	$765,175	$1,383,619	$10,348,628	$(1,409,269)	244,533,248	$(8,581,196)	$2,506,957

(1)
Deferred taxes stranded in accumulated other comprehensive income (AOCI) as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) were reclassified to retained earnings as a result of early adopting Accounting Standards Update (ASU) 2018-02.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended
	Jun. 30, 2018	Jul. 1, 2017	Jul. 2, 2016
Cash flows from operating activities:
Net earnings	$1,430,766	$1,142,503	$949,622
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	93,841	83,883	79,466
Depreciation and amortization	765,498	901,992	662,710
Amortization of debt issuance and other debt-related costs	28,474	31,852	45,137
Loss on extinguishment of debt	53,104	—	86,460
Loss on foreign exchange remeasurement	—	—	101,228
Deferred income taxes	187,908	(51,846)	93,871
Provision for losses on receivables	21,448	20,672	20,372
Other non-cash items	3,986	6,704	23,347
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(37,457)	20,452	(27,311)
(Increase) decrease in inventories	(89,737)	(113,647)	66,937
(Increase) decrease in prepaid expenses and other current assets	(19,643)	8,158	(8,468)
Increase in accounts payable	76,897	322,775	23,863
Increase (decrease) in accrued expenses	47,105	(4,476)	(157,600)
(Decrease) increase in accrued income taxes	(10,652)	(74,590)	231,542
(Increase) in other assets	(77,852)	(36,449)	(6,639)
(Decrease) in other long-term liabilities	(315,054)	(18,629)	(196,190)
Net cash provided by operating activities	2,158,632	2,239,354	1,988,347
Cash flows from investing activities:
Additions to plant and equipment	(687,815)	(686,378)	(527,346)
Proceeds from sales of plant and equipment	22,255	23,715	23,511
Acquisition of businesses, net of cash acquired	(248,105)	(2,921,798)	(219,218)
Purchase of foreign currency options	—	—	(103,501)
Proceeds from sale of foreign currency options	—	—	57,452
Net cash used for investing activities	(913,665)	(3,584,461)	(769,102)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	(119,700)	119,700	—
Other debt borrowings	1,000,599	753,834	5,134,709
Other debt repayments	(552,036)	(143,664)	(126,797)
Tender and redemption premiums for senior notes	(281,762)	—	—
Redemption of senior notes	—	—	(5,050,000)
Proceeds from stock option exercises	268,751	204,805	282,455
Treasury stock purchases	(978,901)	(1,886,121)	(1,949,445)
Dividends paid	(722,158)	(698,647)	(698,869)
Other financing activities	(25,262)	(32,494)	(51,989)
Net cash used for financing activities	(1,410,469)	(1,682,587)	(2,459,936)
Effect of exchange rates on cash, cash equivalents and restricted cash	11,844	(22,104)	(138,327)
Net decrease in cash, cash equivalents and restricted cash	(153,658)	(3,049,798)	(1,379,018)
Cash, cash equivalents and restricted cash at beginning of period	869,502	3,919,300	5,298,318
Cash, cash equivalents and restricted cash at end of period	$715,844	$869,502	$3,919,300
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$301,672	$285,025	$200,174
Income taxes	268,384	761,384	180,565

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.  SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for over 600,000 customers from 332 distribution facilities located throughout North America and Europe.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended June 30, 2018 for fiscal 2018, a 52-week year ended July 1, 2017 for fiscal 2017, and a 53-week year ended July 2, 2016 for fiscal 2016.

The accompanying financial statements include the accounts of Sysco and its consolidated subsidiaries. All significant intercompany transactions and account balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from the estimates used.

Cash and Cash Equivalents

Cash includes cash equivalents such as cash deposits, time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less, which are recorded at fair value.

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

Inventories

Inventories consisting primarily of finished goods include food and related products and lodging products held for resale and are valued at the lower of cost (first-in, first-out method) and net realizable value. Elements of costs include the purchase price of the product and freight charges to deliver the product to the company’s warehouses and are net of certain cash received from vendors (see “Vendor Consideration”).

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

Goodwill and Intangibles

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill and intangibles with indefinite lives are not amortized. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of a business combination. The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values. This annual testing may be performed utilizing either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and it is determined that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative test is performed.

For fiscal 2018, the company analyzed its 7 operating segments and determined that 18 reporting units existed for purposes of evaluating for goodwill impairment. For certain reporting units, the company utilized a qualitative assessment. For the remaining reporting units, Sysco performed a quantitative test using a combination of the income and market approaches. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions. The company does not believe the estimates used in the analysis are reasonably likely to change materially in the future, but Sysco will continue to assess the estimates in the future based on the expectations of the reporting units. In the fiscal 2018 assessment, the estimated fair values exceeded the carrying values for two international reporting units by 15% and 18%, respectively, with goodwill of $341.0 million in the aggregate as of June 30, 2018, recorded for these reporting units.

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

For net investment hedges, the remeasurement gain or loss is recorded in AOCI and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.

Investments in Corporate-Owned Life Insurance

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. Sysco has the ability and intent to hold certain of its COLI policies to maturity; therefore, the company does not record deferred tax balances related to cash surrender value gains or losses for these policies. The company invests in two COLI policies relating to its executive deferred compensation plan and Supplemental Executive Retirement Plan (SERP). The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $167.9 million and $163.7 million at June 30, 2018 and July 1, 2017, respectively.

Treasury Stock

The company records treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method. Sysco routinely repurchases shares in the normal course of business; however, in fiscal 2016, Sysco executed a $1.5 billion accelerated share repurchase program, under which it repurchased a total of 34,716,180 shares.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of AOCI (loss).

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $3.6 billion, $3.4 billion and $2.6 billion in fiscal 2018, 2017 and 2016, respectively.

Insurance Program

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. In fiscal 2018, Sysco created a wholly owned captive insurance subsidiary (the Captive) with the primary purpose to enhance Sysco’s risk financing strategies by providing Sysco the opportunity to negotiate insurance premiums in the non-retail insurance market. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. The Captive holds restricted cash and restricted cash equivalents in a cash deposit account in order to meet solvency requirements. Further, Sysco has letters of credit available to collateralize the remaining liabilities not covered by restricted cash and restricted cash equivalents. The company also maintains a fully self-insured group medical program. Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.

Share-Based Compensation

Sysco recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of performance share unit awards is determined based on the target number of shares of common stock and the company’s stock price on the date of grant and subsequently adjusted based on actual and forecasted performance compared to planned targets. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock and restricted stock unit awards are based on the company’s stock price on the date of grant. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award. The method for estimating the fair value of stock options has not changed in the past 3 years.

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

The determination of the company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes primarily reflects a combination of income earned and taxed in the various United States (U.S.) federal and state, as well as various foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

In fiscal 2018, the U.S. government enacted the Tax Act, comprehensive tax legislation that decreased the federal corporate tax rate from 35% to 21%. For fiscal 2018, Sysco has a 28% rate, rather than 21%, because the law was enacted during the midpoint of the company’s fiscal year, requiring us to use a blended average rate. The company’s U.S. federal statutory tax rate for fiscal 2019 and beyond will be 21%. As discussed in Note 18, “Income Taxes,” Sysco has recorded provisional estimates for some components of the Tax Act and will refine estimates and determine applicability for other components in future periods.

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

Basis of Presentation

The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income, changes in consolidated shareholders’ equity and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

Sysco has interests in various jointly owned foodservice operations in Mexico, Panama and Sweden for which it consolidates the results of the operations; therefore, the financial position, results of operations and cash flows for these companies have been included in Sysco’s consolidated financial statements. The value of the noncontrolling interest in each entity is considered redeemable due to certain features of the investment agreement and has, therefore, been presented as mezzanine equity, which is outside of permanent equity, in the consolidated balance sheets. The income attributable to the noncontrolling interest is located within Other expense (income), net, in the consolidated results of operations, as this amount is not material. The non-cash add back for the change in the value of the noncontrolling interest is located within Other non-cash items on the consolidated cash flows.

Reclassifications

Prior year amounts have been reclassified to conform with the current year presentation.

Supplemental Cash Flow Information

Within the Consolidated Statement of Cash Flows, certain items have been grouped as other financing activities. These primarily includes cash paid for shares withheld to cover taxes from share-based compensation and debt issuance costs.

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	Jun. 30, 2018	Jul. 1, 2017	July 2, 2016
	(In thousands)
Cash and cash equivalents	$552,325	$869,502	$3,919,300
Restricted cash	163,519	—	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$715,844	$869,502	$3,919,300

2.  CHANGES IN ACCOUNTING

Stock Compensation

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The company adopted this ASU in the first quarter of fiscal 2018. The company elected to maintain the current policy to estimate forfeitures expected to occur to determine stock-based compensation expense. Further, the company adopted the provisions that have changed its accounting for excess tax benefits or detriments. Excess tax benefits or detriments were previously included within additional paid-in capital in the consolidated balance sheet and were a part of the diluted share calculation. On a prospective basis, excess tax benefits or detriments are included within income tax expense in the consolidated results of operations and are no longer a part of the diluted share calculation. Prior periods have not been adjusted. In fiscal 2018, the company recognized excess tax benefits of $52.1 million from stock option exercises and restricted stock unit vestings that occurred during the period.

The standard also requires several presentation changes with regard to the statement of cash flows, which the company adopted on a retrospective basis; therefore, amounts presented for fiscal 2017 and 2016 in the statement of cash flows reflect the guidance required by this ASU. Cash flows related to excess tax benefits or detriments are included in net cash provided by operating activities, rather than as a financing activity. The standard further requires that cash paid by an employer, when directly withholding shares for tax withholding purposes, should be classified as a financing activity and applied retrospectively. Cash payments to tax authorities in connection with shares withheld to meet statutory income tax withholding requirements are presented as a financing activity in the consolidated statement of cash flows.

Restricted Cash

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling between the beginning and ending cash balances on the statement of cash flows. We retrospectively adopted the standard in the second quarter of fiscal 2018, which was one year earlier than required. The adoption increases the ending cash balance within our statement of cash flows by the aggregate amount of our restricted cash balances and requires a new disclosure to reconcile the cash balances within our statement of cash flows to the balance sheets for each period presented. See Supplemental Cash Flow Information within Note 1, “Summary of Accounting Policies.” For fiscal 2018, $163.5 million of restricted cash is included with cash, cash equivalents and restricted cash. There were no material restricted cash balances in fiscal 2017 and, therefore, there is no material impact to amounts reported for that period.

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

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Sysco has early adopted the standard using the modified retrospective approach to existing hedging relationships as of the second quarter of fiscal 2018, rather than in fiscal 2020, as required by the ASU. Sysco believes that the early adoption of the hedging standard provides a better alignment between risk management activities and hedge accounting, and reduce total cost of ownership of the risk management program. All transition requirements have been applied to hedging relationships existing on the date of adoption and the effect of the adoption is reflected as of the beginning of fiscal 2018. The cumulative effect of the accounting change on the opening balance of retained earnings was immaterial to Sysco’s consolidated balance sheet. All required disclosures under ASU 2017-12 have been made in Note 9, “Derivative Financial Instruments.”

Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), to allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update eliminate the stranded tax effects resulting from the Tax Act; however, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which is fiscal 2020 for Sysco, with early adoption permitted. The company early adopted this ASU in the fourth quarter of fiscal 2018, resulting in $236.4 million of accumulated other comprehensive loss being reclassified into retained earnings.

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

The company has substantially completed its assessment of the accounting required under Topic 606. Sysco does not expect that the implementation of the new standard will have a material effect on the company’s financial statements. The company will adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method. Enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition, are required.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to simplify the lease standard’s implementation. The amended guidance relieves businesses and other organizations of the requirement to present prior comparative years’ results when they adopt the new lease standard. Instead of recasting prior year results using the new accounting when they adopt the guidance, companies can choose to recognize the cumulative effect of applying the new standard to leased assets and liabilities as an adjustment to the opening balance of retained earnings. The company is currently reviewing the provisions of the new leases standards.

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

Guidance in Presentation of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Invitees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, which is the first quarter of fiscal 2019 for Sysco. The company has completed its assessment of the accounting required under ASU 2016-15 and does not expect that the implementation of the new standard will have a material effect on the company’s cash flow statement.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, which is the first quarter of fiscal 2019 for Sysco, and will be applied retroactively. The company has substantially completed its assessment of the accounting required under ASU 2017-07, concluding it will result in net periodic income of $15.0 million for fiscal 2018 and net periodic cost of $1.3 million for fiscal 2017 being recorded in other expense (income) that was previously included in operating expense.

4.  ACQUISITIONS

During fiscal 2018, the company paid cash of $248.1 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of June 30, 2018, aggregate contingent consideration outstanding was $15.6 million, of which $10.6 million was recorded as earnout liabilities.

Brakes Group

On July 5, 2016, Sysco consummated its acquisition of Cucina Lux Investments Limited (a private company limited by shares organized under the laws of England and Wales), a holding company of the Brakes Group, pursuant to an agreement for the sale and purchase of securities in the capital of the Brakes Group, dated as of February 19, 2016, by and among Sysco, entities affiliated with Bain Capital Investors, LLC, and members of management of the Brakes Group (the Brakes Acquisition). The company paid cash of $2.9 billion, net of cash acquired, for the Brakes Acquisition. Following the closing of the Brakes Acquisition, the Brakes Group became a wholly owned subsidiary of Sysco. Purchase accounting for this acquisition was finalized in fiscal 2017.

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

•
The foreign currency swap agreements, including cross-currency swaps, are valued using a swap valuation model that utilizes an income approach applying observable market inputs, including interest rates, LIBOR swap rates for U.S. dollars, Canadian dollars, pound sterling and Euro currencies, and credit default swap rates.

•	Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments.

•	Fuel swap contracts are valued based on observable market transactions of forward commodity prices.

The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 9, “Derivative Financial Instruments.”

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and July 1, 2017:

	Assets and Liabilities Measured at Fair Value as of Jun. 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$169,214	$30,190	$—	$199,404
Other assets (1)	163,519	—	—	163,519
Total assets at fair value	$332,733	$30,190	$—	$362,923

(1) Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Jul. 1, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$238,954	$49,430	$—	$288,384
Total assets at fair value	$238,954	$49,430	$—	$288,384

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $8.4 billion and $8.6 billion as of June 30, 2018 and July 1, 2017, respectively. The carrying value of total debt was $8.3 billion and $8.2 billion as of June 30, 2018 and July 1, 2017, respectively.

6.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts appears below:

	2018	2017	2016
	(In thousands)
Balance at beginning of period	$31,059	$37,880	$41,720
Charged to costs and expenses	21,448	20,672	20,372
Customer accounts written off, net of recoveries	(27,120)	(26,943)	(23,551)
Other adjustments	381	(550)	(661)
Balance at end of period	$25,768	$31,059	$37,880

7.  PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jun. 30, 2018	Jul. 1, 2017	Estimated Useful Lives
	(In thousands)
Plant and equipment at cost:
Land	$495,909	$477,577
Buildings and improvements	4,268,687	4,072,339	10-30 years
Fleet and equipment	3,808,133	3,595,095	3-10 years
Computer hardware and software	1,628,121	1,554,122	3-7 years
Total plant and equipment at cost	10,200,850	9,699,133
Accumulated depreciation	(5,679,190)	(5,321,831)
Total plant and equipment, net	$4,521,660	$4,377,302

Depreciation expense, including amortization of capital leases, was $614.8 million in 2018, $765.4 million in 2017 and $608.7 million in 2016.

In fiscal 2016, Sysco announced its revised business technology strategy focused on improving the customer experience. In refocusing its technology approach, Sysco created plans to modernize and add new capability and functionality to its existing SUS Enterprise Resource Planning (ERP) system. In connection with this strategy, Sysco created plans to remove the SAP ERP platform then used by 12 of its operating companies by the end of fiscal 2017. Sysco concluded that the projects under development would not be completed and expensed the $31.6 million in construction in progress in fiscal 2016 within operating expense in the consolidated results of operations. The company tested the internal use software for the SAP ERP platform for impairment on an undiscounted cash flow basis and concluded that those cash flows would be sufficient to recover the full asset value; however, Sysco shortened the remaining life of the internal use assets to fiscal 2017, concurrent with the expected time frame to fully migrate the 12 operating companies to the SUS ERP system, which was completed as of July 1, 2017. For fiscal years 2017 and 2016, Sysco recognized an additional $111.3 million and $41.9 million, respectively, in accelerated depreciation expense as a result of shortening the useful lives of these assets.

8.  GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment for the years presented are as follows:

	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Carrying amount as of July 2, 2016	$1,220,702	$632,700	$32,607	$235,652	$2,121,661
Goodwill acquired during year	—	1,815,890	—	—	1,815,890
Currency translation/other	10,343	(16,082)	—	(15,684)	(21,423)
Carrying amount as of July 1, 2017	$1,231,045	$2,432,508	$32,607	$219,968	$3,916,128
Goodwill acquired during year	36,020	20,648	—	—	56,668
Currency translation/other	(6,165)	(12,335)	—	1,189	(17,311)
Carrying amount as of June 30, 2018	$1,260,900	$2,440,821	$32,607	$221,157	$3,955,485

Amortizable intangible assets acquired during fiscal 2018 were $31.4 million, with a weighted-average amortization period of 14.0 years. Amortizable intangible assets acquired during fiscal 2018 by category were customer relationships and non-compete of $30.6 million and $0.8 million, respectively, with a weighted-average amortization period of 14.4 years and 4.0 years, respectively.

Fully amortized intangible assets have been removed in the period fully amortized in the table below, which presents the company’s amortizable intangible assets in total by category as follows:

	Jun. 30, 2018			Jul. 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$1,119,136	$(307,408)	$811,728	$1,073,577	$(209,253)	$864,324
Non-compete agreements	31,754	(28,819)	2,935	32,385	(25,384)	7,001
Trademarks	10,073	(7,058)	3,015	11,050	(7,002)	4,048
Other	13,623	(13,548)	75	13,622	(10,704)	2,918
Total amortizable intangible assets	$1,174,586	$(356,833)	$817,753	$1,130,634	$(252,343)	$878,291

The table below presents the company’s indefinite-lived intangible assets by category as follows:

	Jun. 30, 2018	Jul. 1, 2017
	(In thousands)
Trademarks	$161,093	$158,251
Licenses	966	969
Total indefinite-lived intangible assets	$162,059	$159,220

Amortization expense for 2018, 2017 and 2016 was $114.7 million, $112.9 million and $37.3 million, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 30, 2018 is shown below:

Amount
(In thousands)
2019	$102,586
2020	98,536
2021	89,469
2022	86,878
2023	82,634

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

Hedging of foreign currency risk

Sysco entered into cross-currency swap contracts to hedge the foreign currency transaction risk of certain Canadian dollar and pound sterling-denominated intercompany loans in fiscal 2018 and fiscal 2017, respectively. There are no credit-risk related contingent features associated with these swaps, which have been designated as cash flow hedges. In fiscal 2017, the company had also entered into cross-currency swap contracts and Euro-bond denominated debt that hedge the foreign currency exposure of our net investment in certain foreign operations. Additionally, Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the Euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Sysco uses certain foreign currency contracts to hedge the effects of fluctuations in exchange rates on certain intercompany loans. The company does not formally designate and document such derivative instruments as hedging instruments; however, the instruments are an effective economic hedge of the underlying foreign currency exposure. Both the gain or loss on the derivative instrument and the offsetting gain or loss on the underlying intercompany loans are recognized in earnings immediately, thereby eliminating or reducing the impact of foreign currency exchange rate fluctuations on net earnings.

Hedging of fuel price risk

In fiscal 2017, Sysco began utilizing fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the Company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of June 30, 2018 are below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
April 2019	U.S. Dollar	500
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk (1)
June 2019	U.S. Dollar	384
June 2021	U.S. Dollar	44
June 2021	Canadian Dollar	300
July 2021	Canadian Dollar	30
July 2021	British Pound Sterling	234
August 2021	British Pound Sterling	466
June 2023	Euro	500

Hedging of fuel risk
Various (July 2018 to June 2019)	Gallons	46

(1)	Foreign currency forward contracts used to hedge against foreign exchange exposures related to inventory purchases are not material to Sysco’s overall hedging portfolio.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of June 30, 2018, July 1, 2017 and July 2, 2016 are as follows:

		Derivative Fair Value
	Balance Sheet Location	Jun. 30, 2018	Jul. 1, 2017
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$—	$707
Interest rate swaps	Other current liabilities	6,820	—
Interest rate swaps	Other long-term liabilities	49,734	21,390

Cash Flow Hedges:
Fuel Swaps	Other current assets	$15,316	$717
Foreign currency forwards	Other current assets	693	—
Cross currency swaps	Other current assets	4,284	—
Cross currency swaps	Other assets	3,454	—
Fuel Swaps	Other current liabilities	—	6,160
Foreign currency forwards	Other current liabilities	71	154
Fuel swaps	Other long-term liabilities	—	160
Cross currency swaps	Other long-term liabilities	14,201	5,816

Net Investment Hedges:
Foreign currency swaps	Other assets	$10,709	$—
Foreign currency swaps	Other long-term liabilities	39,690	12,308
Foreign denominated debt	Long-term debt	584,150	571,450

The location and amount of gains or losses recognized in the consolidated results of operations for fair value and cash flow hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	2018
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$47,641,933	$8,756,417	$395,483
Gain or (loss) on fair value hedging relationships:
Interest contracts:
Hedged items (1)	$—	$—	$(30,418)
Derivatives designated as hedging instruments	—	—	(39,540)
Gain or (loss) on cash flow hedging relationships:
Fuel swaps:
Gain or (loss) reclassified from AOCI into income	$—	$13,983	$—
Foreign currency contracts:
Gain or (loss) reclassified from AOCI into income	$1,776	$—	$—
Interest contracts:
Gain or (loss) reclassified from AOCI into income (2)	$—	$—	$(11,499)

(1)	The hedged total includes interest expense of $63.5 million and change in fair value of debt of $33.1 million.

(2)	Losses reclassified from AOCI into income represent amortization of losses on forward starting interest rate swap agreements that were previously settled.

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the fiscal period ended June 30, 2018, presented on a pretax basis, are as follows:

	2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$21,878	Operating expense	$13,983
Foreign currency contracts	1,118	Cost of goods sold	1,776
Total	$22,996		$15,759

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(20,584)	N/A	$—
Foreign denominated debt	(12,700)	N/A	—
Total	$(33,284)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 30, 2018 are as follows:

	Jun. 30, 2018
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,610)	$5,097
Long-term debt	(1,743,732)	47,555

10.  SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2018	2017	2016
	(In thousands)
Balance at beginning of period	$245,811	$199,059	$193,312
Charged to costs and expenses	461,867	523,674	418,917
Payments	(436,692)	(476,922)	(413,170)
Balance at end of period	$270,986	$245,811	$199,059

The long-term portion of the self-insured liability balance was $167.1 million and $153.1 million as of June 30, 2018 and July 1, 2017, respectively.

11.  DEBT AND OTHER FINANCING ARRANGEMENTS

Sysco’s debt consists of the following:

	Jun. 30, 2018	Jul. 1, 2017
	(In thousands)
Commercial paper, interest at 1.42% as of July 1, 2017	$—	$119,691
Senior notes, interest at 5.25%, matured in fiscal 2018 (1)	—	500,311
Senior notes, interest at 1.90%, maturing in fiscal 2019 (1)	491,700	491,260
Senior notes, interest at 5.375%, maturing in fiscal 2019 (1)	249,701	249,456
Senior notes, interest at 2.60%, maturing in fiscal 2021 (1)	724,047	739,239
Senior notes, interest at 2.50%, maturing in fiscal 2022 (1)	477,411	488,554
Senior notes, interest at 2.60%, maturing in fiscal 2022 (1)	446,681	445,853
Senior notes, interest at 1.25%, maturing in fiscal 2023 (1)	580,196	566,767
Senior notes, interest at 3.55%, maturing in fiscal 2025 (1)	492,606	—
Senior notes, interest at 3.75%, maturing in fiscal 2026 (1)	746,879	746,288
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)	992,176	991,370
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)	44,276	50,000
Senior notes, interest at 3.25%, maturing in fiscal 2028 (1)	742,555	742,526
Debentures, interest at 6.50%, maturing in fiscal 2029 (1)	162,276	223,822
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)	382,010	497,089
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)	201,766	248,396
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)	495,709	495,552
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)	494,090	493,981
Senior notes, interest at 4.45%, maturing in fiscal 2048 (1)	493,165	—
Notes payable, capital leases, and other debt, interest averaging 6.33% and maturing at various dates to fiscal 2026 as of June 30, 2018 and 6.14% and maturing at various dates to fiscal 2026 as of July 1, 2017	110,026	104,735
Total debt	8,327,270	8,194,890
Less current maturities of long-term debt	(782,329)	(530,075)
Less notes payable	(4,176)	(3,938)
Net long-term debt	$7,540,765	$7,660,877

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

As of June 30, 2018, the principal payments required to be made during the next five fiscal years on long-term debt, excluding notes payable and commercial paper, are shown below:

Amount
(In thousands)
2019	$788,309
2020	23,764
2021	768,076
2022	962,884
2023	590,112

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2 billion. As of June 30, 2018, there were no commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 52 weeks of 2018, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1.5 billion.

Senior notes offering

On March 19, 2018, Sysco issued senior notes (the Notes) totaling $1.0 billion. Details of the Notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
March 15, 2025 (the 2025 Notes)	$500	3.55%	99.480%
March 15, 2048 (the 2048 Notes)	500	4.45	99.378

The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness. Interest on the Notes will be paid semi-annually on March 15 and September 15, beginning September 15, 2018. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the 2025 Notes before the date that is two months prior to the maturity date or (ii) the 2048 Notes before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed. If Sysco elects to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Notes redeemed to the redemption date.

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

The remaining net proceeds from the offering were used to fund a pension contribution, repay outstanding borrowings under Sysco’s commercial paper program and for other general corporate purposes.

In February 2018, Sysco repaid 5.25% senior notes totaling $500.0 million at maturity utilizing commercial paper borrowings.

As of June 30, 2018 and July 1, 2017, letters of credit outstanding were $221.7 million and $191.3 million, respectively.

12.  LEASES

Sysco has obligations under capital and operating leases for certain distribution facilities, vehicles, equipment and computers. Total rental expense under operating leases was $184.1 million, $170.5 million, and $100 million in fiscal 2018, 2017 and 2016, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

Aggregate minimum lease payments by fiscal year under existing long-term operating leases are as follows:

Amount
(In thousands)
2019	$111,560
2020	94,012
2021	77,319
2022	65,157
2023	51,173
Thereafter	266,137

13.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

Sysco has company-sponsored defined benefit and defined contribution retirement plans for its employees. Also, the company provides certain health care benefits to eligible retirees and their dependents.

Defined Contribution Plans

The company operates a defined contribution 401(k) Plan as a Safe Harbor Plan, which is a plan that treats all employees’ benefits equally within the plan, under Sections 401(k) and 401(m) of the Internal Revenue Code with respect to non-union employees and those union employees whose unions adopted the Safe Harbor Plan provisions. The company will make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, the company will make matching contributions of 50% of a participant’s pretax contribution on the first 6% of the participant’s compensation contributed by the participant. The pretax matching contribution limit was increased from 5% to 6% effective January 1, 2018. Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions. For union employees who are members of unions that did not adopt the Safe Harbor Plan provisions, the plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation.

The company also has a nonqualified, unfunded Management Savings Plan (MSP) available to key management personnel who are participants in the Management Incentive Plan (MIP). Participants may defer up to 50% of their annual salary and up to 100% of their annual bonus. The company will make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, the company will make matching contributions of 50% of a participant’s pretax contribution on the first 5% of the participant’s eligible compensation that is deferred. Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions. All company contributions to the MSP are limited by the amounts contributed by the company to the participant’s 401(k) account.

Sysco’s expense related to its defined contribution plans was $151.0 million in fiscal 2018, $141.2 million in fiscal 2017, and $135.5 million in fiscal 2016.

Defined Benefit Plans

Sysco maintains various qualified pension plans that pay benefits to participating employees at retirement, using formulas based on a participant’s years of service and compensation. The U.S. pension plan (U.S. Retirement Plan) is frozen for all U.S.-based salaried and non-union hourly employees, as these employees are eligible for benefits under the company’s defined contribution 401(k) plan. Various defined benefit pension plans cover certain employees, primarily in the U.K., France and Sweden; however, the U.K. pension plan (U.K. Retirement Plan) is frozen to new plan participants. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations.

In addition to receiving benefits upon retirement under the company’s U.S. Retirement Plan, certain key management personnel who were participants in the MIP are entitled to receive benefits under the SERP. This plan is a nonqualified, unfunded supplementary retirement plan. This plan is frozen to all participants, and current MIP participants are eligible to participate in the MSP.

The company also provides certain health care benefits to eligible retirees and their dependents. These health care benefits represent Sysco’s unfunded other postretirement medical plans. The plan had benefit obligations of $14.3 million as of June 30, 2018 and $13.6 million as of July 1, 2017.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represents the funded status of a given plan. The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “U.S. Pension Benefits” in the tables below includes both the U.S. Retirement Plan and the SERP.

	U.S. Pension Benefits		International Pension Benefits
	Jun. 30, 2018	Jul. 1, 2017	Jun. 30, 2018	Jul. 1, 2017
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,224,231	$4,284,776	$420,735	$400,028
Service cost	14,514	14,287	3,219	2,880
Interest cost	173,827	171,282	10,667	9,951
Amendments	—	925	(4,624)	(110)
Curtailments	—	—	—	(611)
Actuarial (gain) loss, net	(89,253)	(86,680)	(21,162)	26,528
Total disbursements	(280,308)	(160,359)	(13,817)	(13,879)
Exchange rate changes	—	—	3,982	(4,052)
Benefit obligation at end of year	4,043,011	4,224,231	399,000	420,735
Change in plan assets:
Fair value of plan assets at beginning of year	3,341,662	3,115,040	259,372	271,821
Actual return on plan assets	196,051	333,890	897	1,938
Employer contribution	409,003	53,091	7,960	4,530
Total disbursements	(280,308)	(160,359)	(13,817)	(13,880)
Exchange rate changes	—	—	3,616	(5,037)
Fair value of plan assets at end of year	3,666,408	3,341,662	258,028	259,372
Funded status at end of year	$(376,603)	$(882,569)	$(140,972)	$(161,363)

As of June 30, 2018 and July 1, 2017, the SERP had benefit obligations of $440.5 million and $463.2 million, respectively. In order to meet a portion of its obligations under the SERP, Sysco has contributed to a rabbi trust, COLI policies on the lives of participants and interests in corporate-owned real estate assets. These assets are not included as plan assets or in the funded status amounts in the tables above and below. The life insurance policies on the lives of the participants had carrying values of $96.5 million as of June 30, 2018 and $95.3 million as of July 1, 2017. Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	U.S. Pension Benefits		International Pension Benefits
	Jun. 30, 2018	Jul. 1, 2017	Jun. 30, 2018	Jul. 1, 2017
	(In thousands)
Noncurrent assets (Other assets)	$63,945	$—	$—	$—
Current accrued benefit liability (Accrued expenses)	(31,313)	(30,538)	(1,280)	(1,477)
Noncurrent accrued benefit liability (Other long-term liabilities)	(409,235)	(852,031)	(139,692)	(159,886)
Net amount recognized	$(376,603)	$(882,569)	$(140,972)	$(161,363)

Accumulated other comprehensive loss (income) as of June 30, 2018 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$19,170	$2,679	$21,849
Actuarial losses (gains)	1,434,160	(26,106)	1,408,054
Total	$1,453,330	$(23,427)	$1,429,903

Accumulated other comprehensive loss (income) as of July 1, 2017 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$28,630	$114	$28,744
Actuarial losses (gains)	1,521,174	(35,935)	1,485,239
Total	$1,549,804	$(35,821)	$1,513,983

The accumulated benefit obligation, which does not consider any salary increases for the remaining active union employees in the U.S. Retirement Plan was $4.4 billion and $4.6 billion as of June 30, 2018 and July 1, 2017, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	U.S. Pension Benefits (1)		International Pension Benefits
	Jun. 30, 2018	Jul. 1, 2017	Jun. 30, 2018	Jul. 1, 2017
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$4,034,383	$4,213,318	$392,457	413,552
Fair value of plan assets at end of year	3,666,408	3,341,662	258,028	259,372

(1)	Information under Pension Benefits as of June 30, 2018 and July 1, 2017 includes both the U.S. Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	2018		2017		2016
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits
	(In thousands)
Service cost	$14,514	$3,219	$14,287	$2,880	$11,815
Interest cost	173,827	10,667	171,282	9,951	174,602
Expected return on plan assets	(233,987)	(11,653)	(222,699)	(10,033)	(216,888)
Amortization of prior service cost	9,460	(2,003)	11,202	(1)	11,201
Amortization of actuarial loss	35,696	(67)	41,511	(38)	22,186
Curtailment loss	—	—	—	(611)	—
Settlement (gain) / Loss recognized	—	16	—	—	—
Net pension (benefits) costs	$(490)	$179	$15,583	$2,148	$2,916

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	2018		2017		2016
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits
	(In thousands)
Amortization of prior service cost	$9,460	$(2,003)	$11,202	$(1)	$11,202
Amortization of actuarial loss	35,696	(51)	41,511	(38)	22,186
Prior service cost arising in current year	—	4,624	(925)	110	—
Effect of exchange rates on amounts in AOCI	—	(583)	—	(1,269)	—
Actuarial (loss) gain arising in current year	51,318	10,406	197,871	(34,623)	(681,691)
Net pension costs	$96,474	$12,393	$249,659	$(35,821)	$(648,303)

Amounts included in accumulated other comprehensive loss (income) as of June 30, 2018 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2019 are:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Amortization of prior service cost	$8,380	$(207)	$8,173
Amortization of actuarial losses (gains)	34,393	(113)	34,280
Total	$42,773	$(320)	$42,453

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $415.0 million and $57.6 million in fiscal years 2018 and 2017, respectively. Contributions of $380 million to the U.S. Retirement Plan in fiscal 2018 were voluntary, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2018. There are no required contributions to the U.S. Retirement Plan to meet ERISA minimum funding requirements in fiscal 2019. The company’s contributions to the SERP plan are made in the amounts needed to fund current year benefit payments. The estimated aggregate fiscal 2019 contribution to fund benefit payments for the SERP plan is $31.3 million. The estimated fiscal 2019 contributions to fund benefit payments for the international retirement plans are $7.3 million.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
2019	$138,963	$10,279
2020	148,968	10,359
2021	159,879	12,305
2022	170,508	12,373
2023	180,863	13,887
Subsequent five years	1,041,354	89,281

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Jun. 30, 2018	Jul. 1, 2017
Discount rate — U.S. Retirement Plan	4.28%	4.19%
Discount rate — SERP	4.41	4.08
Discount rate — U.K. Retirement Plan	2.85	2.60
Rate of compensation increase — U.S. Retirement Plan	2.62	2.62

As benefit accruals under the SERP and U.K. Retirement Plan are frozen, future pay is not projected in the determination of the benefit obligation as of June 30, 2018 or July 1, 2017.

Weighted-average assumptions used to determine net company-sponsored pension costs for each fiscal year were:

	2018	2017	2016
Discount rate — U.S. Retirement Plan	4.19%	4.07%	4.84%
Discount rate — SERP	4.08	3.91	4.63
Discount rate — U.K. Retirement Plan	2.60	2.80	N/A
Expected rate of return — U.S. Retirement Plan	7.00	7.25	7.25
Expected rate of return — U.K. Retirement Plan	4.55	4.15	N/A
Rate of compensation increase — U.S. Retirement Plan	2.62	2.62	3.89

For guidance in determining the discount rate for U.S. defined benefit plans, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. Sysco uses an annualized corporate bond yield curve to estimate the rate at which pension benefits could effectively be settled to estimate a discount rate for the U.K. Retirement Plan. The discount rate assumption is updated annually and revised as deemed appropriate. The discount rates to be used for the calculation of fiscal 2019 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 4.28% and 2.85%, respectively. The discount rate to be used for the calculation of fiscal 2019 net company-sponsored benefit costs for the SERP is 4.41%.

The expected long-term rate of return on plan assets assumption for the retirement plans are net return on assets assumption, representing gross return on assets less plan expenses. The expected return for the U.S. Retirement Plan is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The expected return for the U.K. Retirement Plan is derived from a long-term swap yield time horizon adjusted for the expected return based on the plan’s current asset allocation and historical results. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rate of return to be used in the calculation of fiscal 2019 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 5.0% and 4.55%, respectively.

Plan Assets

Investment Strategy

The company’s overall strategic investment objectives for the U.S. Retirement Plan are to preserve capital for future benefit payments and to balance risk and return commensurate with ongoing changes in the valuation of plan liabilities. In fiscal 2018, the company made voluntary contributions totaling $380 million to the U.S. Retirement Plan, allowing the company to set an investment strategy that more closely aligns the duration of the U.S. Retirement Plan’s assets with the duration of its liabilities. In order to accomplish these objectives, the company oversees the U.S. Retirement Plan’s investment objectives and policy design, decides proper plan asset class strategies and structures, monitors the performance of plan investment managers and investment funds and determines the proper investment allocation of pension plan contributions. The strategy results in an asset portfolio that more closely matches the behavior of the liability, thereby reducing the volatility of the U.S. Retirement Plan’s funded status. This structure ensures the U.S. Retirement Plan’s investments are diversified within each asset class, in addition to being diversified across asset classes with the intent to build asset class portfolios that are structured without strategic bias for or against any subcategories within each asset class. The company has also created a set of investment guidelines for the U.S. Retirement Plan’s investment managers to specify prohibited transactions, including borrowing of money except for real estate, private equity or hedge fund portfolios where leverage is a key component of the investment strategy and permitted in the investments’ governing documents, the purchase of securities on margin unless fully collateralized by cash or cash equivalents or short sales, pledging, mortgaging or hypothecating of any securities, except for loans of securities that are fully collateralized, market timing transactions and the direct purchase of the securities of Sysco or the investment manager. The purchase or sale of derivatives for speculation or leverage is also prohibited; however, investment managers are allowed to use derivative securities so long as they do not increase the risk profile or leverage of the manager’s portfolio.

The U.S. Retirement Plan’s target and actual investment allocation as of June 30, 2018 is as follows:

	U.S. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Growth assets	30%	29%
Liability hedging assets	70%	71%
		100%

Sysco’s U.S. Retirement Plan investment strategy is implemented through a combination of balanced and specialized investment managers, passive investment funds and actively managed investment funds. Growth assets include, but are not limited to, equities, alternatives, real estate, and growth fixed income intended to generate returns in excess of the liability growth rate. The Liability Hedging assets will be comprised primarily of fixed income investments, including interest rate and credit derivatives, intended to reduce funded status volatility due to changes in interest rates and credit spreads, while generating returns consistent with the projected liability growth rate. The U.S. Retirement Plan’s portfolio includes investment funds which are selected based on each fund’s stated investment strategy to align with Sysco’s overall target mix of investments. Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate.

The primary objective for the U.K. Retirement Plan is to provide sufficient assets to pay benefits as they fall due. The U.K. Retirement Plan has a return objective that aims to achieve a return on plan assets of 2.9% in excess of the return on the liability benchmark over rolling five year periods. The liability benchmark is the portfolio of swaps that best matches the liability profile of the U.K. Retirement Plan. The investment objective includes a risk statement that allows for the active risk within the plan asset portfolio to be below 12% per year, which may fluctuate over time as the composition of the portfolio changes and the levels of risk in markets change. The U.K. Retirement Plan’s Trustee and Solvency Manager seeks to achieve the Plan’s investment objectives by investing in a suitably diversified mix of assets. The U.K. Retirement Plan uses derivatives such as forwards, futures, swaps and options for risk management and for the efficient implementation of the investment strategy.

The company’s target and actual investment allocation as of June 30, 2018 is as follows:

	U.K. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Common contractual fund	75%	75%
Liability hedging assets	25	25
		100%

The U.K. plan’s investment strategy is implemented primarily through a common contractual investment fund and liability hedging assets. The pooled investment fund consists of investment types including (1) equity investments covering a range of geographies and including investment managers that hold long and short positions, (2) credit investments including global investment grade and high yield bonds, loans and other debt and derivative securities, (3) property investments including global direct or indirect real estate holdings, (4) macro-oriented funds that seek to generate return by going long and short in a variety of markets and operate strategies which focus on markets rather than individual stocks and often use derivatives rather than physical assets, and (5) multi-strategy funds which combine a range of different credit, equity and macro-orientated ideas and dynamically allocate funds across asset classes. Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate.

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

Cash and cash equivalents: Valued at amortized cost, which approximates fair value due to the short-term maturities of these investments. Cash and cash equivalents is included as a Level 1 and Level 2 measurement in the table below.

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

Investment funds: Represents collective trust and funds holding debt, equity, hedge funds, private equity funds, exchange-traded real estate securities, and common contractual funds which are valued at the net asset value (NAV) provided by the manager of each fund. The NAV for funds within the U.S. and U.K Retirement Plans is calculated as the underlying net assets owned by the fund, divided by the number of shares outstanding. The NAV is based on the fair value of the underlying securities within the fund. Non-exchange traded real estate funds are valued based on the proportionate interest held by the U.S. Retirement Plan, which is based on the valuations of the underlying real estate investments held by each fund. Each real estate investment is valued on the basis of a discounted cash flow approach. Inputs used include future rental receipts, expenses and residual values from a market participant view of the highest and best use of the real estate as rental property. The private equity funds are valued based on the proportionate interest held by the U.S. Retirement Plan, which is based on the valuations of the underlying private equity investments held by each fund. The hedge funds are valued based on the hedge funds’ proportionate share of the net assets of the underlying private investment fund as determined by the underlying private investment fund’s general partner. Indirectly held investments are valued utilizing the latest financial reports supplied by the fund’s portfolio investments. Directly held investments are valued initially based on transaction price and are adjusted utilizing available market data and investment-specific factors, such as estimates of liquidation value, prices of recent transactions in the same or similar issuer, current operating performance and future expectations of the particular investment, changes in market outlook and the financing environment.

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

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of June 30, 2018:

	Assets Measured at Fair Value as of Jun. 30, 2018
	Level 1	Level 2	Level 3	Measured at NAV (7)	Total
	(In thousands)
Cash and cash equivalents	$25,810	$34,430	$—	$—	$60,240
Growth assets:
U.S. equity (1)	80,719	—	—	143,701	224,420
International equity (1)	57,959	—	—	109,186	167,145
Hedge fund of funds (2)	—	—	—	388,281	388,281
Real estate funds (3)	—	—	—	146,389	146,389
Private equity funds (4)	—	—	—	84,003	84,003
Liability hedging assets:
Corporate bonds	—	1,775,324	—	—	1,775,324
U.S. government and agency securities (1)	—	277,986	—	469,868	747,854
Other (5)	—	27,324	—	—	27,324
High yield and emerging markets fixed income (6)	—	—	—	45,428	45,428
Total investments at fair value	$164,488	$2,115,064	$—	$1,386,856	$3,666,408

(1)
Include direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of June 30, 2018. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.

(2)	There were no unfunded commitments as of June 30, 2018, and there were no redemption restrictions as of June 30, 2018. The investment may be redeemed once per quarter.

(3)	The estimate of the liquidation period for these funds varies from 2018 to 2021. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.

(4)
Total unfunded commitments as of June 30, 2018 was $22.6 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2018 to 2031.

(5)	Include foreign government and state and municipal debt securities.

(6)
There were no unfunded commitments as of June 30, 2018, and there were no redemption restrictions as of June 30, 2018. The investment may be redeemed once per day. The daily maximum withdrawal limitation is the greater of $2.0 million or 5% of the asset value.

(7)
Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of June 30, 2018:

	Assets Measured at Fair Value as of Jun. 30, 2018
	Level 1	Level 2	Level 3	Measured at NAV (3)	Total
	(In thousands)
Liability hedging assets:
Cash and cash equivalents	$30,987	$—	$—	$—	$30,987
U.K. government securities	—	9,336	—	—	9,336
Derivatives, net (1)	—	17,658	—	—	17,658
Pooled funds	—	5,387	—	—	5,387
Investment funds:
Common contractual fund (2)	—	—	—	194,660	194,660
Total investments at fair value	$30,987	$32,381	$—	$194,660	$258,028

(1)	Include interest rate swaps and zero coupon swaps. The fair value of asset positions totaled $45.2 million; the fair value of liability positions totaled $27.5 million.

(2)	There were $20.8 million of unfunded commitments as of June 30, 2018, and there were no redemption restrictions as of June 30, 2018. The investment may be redeemed once per week.

(3)
Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of July 1, 2017:

	Assets Measured at Fair Value as of Jul. 1, 2017
	Level 1	Level 2	Level 3	Measured at NAV (4)	Total
	(In thousands)
Cash and cash equivalents	$2,989	$37,346	$—	$—	$40,335
U.S. equity (1)	331,946	—	—	577,626	909,572
International equity (1)	185,502	—	—	537,317	722,819
Long duration fixed income:
Corporate bonds	—	628,033	—	—	628,033
U.S. government and agency securities	—	250,940	—	—	250,940
Other (2)	—	6,220	—	—	6,220
Derivatives, net (2)	—	—	—	—	—
High yield and emerging markets fixed income (3)	—	—	—	226,358	226,358
Alternative investment funds:
Hedge fund of funds (5)	—	—	—	336,812	336,812
Real estate funds (6)	—	—	—	145,208	145,208
Private equity funds (7)	—	—	—	75,365	75,365
Total investments at fair value	$520,437	$922,539	$—	$1,898,686	$3,341,662

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

(6)
For investments in the funds listed in this category, total unfunded commitment as of July 1, 2017 was $10.0 million. Approximately 15% of the investments cannot be redeemed but the fund will make distributions through liquidation. The estimate of the liquidation period for these funds varies from 2018 to 2021. The remaining investments may be redeemed once per day or once per quarter.

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

(3)
Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet

14.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco participates in several multiemployer defined benefit pension plans in the U.S. based on obligations arising under collective bargaining agreements covering union-represented employees. Expense is recognized at the time the contribution is made. Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by employers contributing to the plan. Approximately 13% of Sysco’s current employees in the U.S. are participants in such multiemployer plans as of June 30, 2018.

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

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2018	2017	2016
	(In thousands)
Individually significant plans	$39,121	$36,653	$33,787
All other plans	7,254	7,898	7,260
Total contributions	$46,375	$44,551	$41,047

Sysco’s Albany operating company withdrew from the New York State Teamsters Conference Pension and Retirement Fund in the fourth quarter of fiscal 2017. As a result, a withdrawal liability of $37.3 million was paid during fiscal 2018.

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/18	As of 12/31/17	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	9/1/2018 to 1/6/2024 (1)
Teamsters Pension Trust Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Implemented	N/A	7/20/2020
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	52-6043608-001	Yellow	Yellow	Implemented	N/A	2/28/2022
Minneapolis Food Distributing Industry Pension Plan	41-6047047-001	Green	Green	Implemented	N/A	8/1/2021

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

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2018	2017	2016	Year Ending 12/31/17	Year Ending 12/31/16
	(In thousands)
Western Conference of Teamsters Pension Plan	$30,460	$28,145	$24,684	No	No
Teamsters Pension Trust Fund of Philadelphia and Vicinity	3,313	3,081	2,375	No	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	2,245	2,430	2,237	Yes	Yes
Minneapolis Food Distributing Industry Pension Plan	3,103	2,996	2,996	Yes	Yes

For all of the plans noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

Multiemployer Plan Benefits Other Than Pensions

In addition to the contributions to the defined benefit pension plans described above, Sysco also contributes to several multiemployer plans that provide other postretirement benefits in the U.S. and Canada based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health and other benefits to active employees and retirees as determined by the trustees of each plan. Sysco contributed to these plans $27.0 million in fiscal 2018, $25.8 million in fiscal 2017 and $25.9 million in fiscal 2016. There have been no significant changes that affect the comparability of fiscal 2018, fiscal 2017 and fiscal 2016 contributions.

15.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2018	2017	2016
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$1,430,766	$1,142,503	$949,622
Denominator:
Weighted-average basic shares outstanding	522,926,914	543,496,816	573,057,406
Dilutive effect of share-based awards	6,162,940	5,048,211	4,334,000
Weighted-average diluted shares outstanding	529,089,854	548,545,027	577,391,406
Basic earnings per share	$2.74	$2.10	$1.66
Diluted earnings per share	$2.70	$2.08	$1.64

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,302,946, 4,194,173 and 3,586,927 for fiscal 2018, 2017 and 2016, respectively.

Dividends declared were $735.3 million, $700.9 million and $695.5 million in fiscal 2018, 2017 and 2016, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $187.4 million, $174.9 million and $174.1 million in fiscal 2018, 2017 and 2016, respectively.

16.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. Comprehensive income was $1.5 billion, $1.2 billion and $514.7 million for fiscal 2018, 2017 and 2016, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss), arising in the current year		$69,476	$16,965	$52,511
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	9,636	2,731	6,905
Amortization of actuarial loss (gain), net	Operating expenses	35,044	9,934	25,110
Total reclassification adjustments		44,680	12,665	32,015
Foreign currency translation:
Foreign currency translation adjustment	N/A	(22,987)	—	(22,987)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	23,872	9,529	14,343
Change in net investment hedges	N/A	(2,443)	(8,234)	5,791
Total other comprehensive income (loss) before reclassification adjustments		21,429	1,295	20,134
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,499	3,259	8,240
Total other comprehensive income (loss)		$124,097	$34,184	$89,913

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial (loss) gain, net arising in the current year		$168,498	$71,215	$97,283
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	11,370	4,366	7,004
Amortization of actuarial loss (gain), net	Operating expenses	41,689	15,724	25,965
Total reclassification adjustments		53,059	20,090	32,969
Foreign currency translation:
Foreign currency translation adjustment	N/A	(11,243)	—	(11,243)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(10,871)	(4,173)	(6,698)
Change in net investment hedges	N/A	(34,152)	(10,140)	(24,012)
Total other comprehensive income (loss) before reclassification adjustments		(45,023)	(14,313)	(30,710)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,495	4,413	7,082
Total other comprehensive income (loss)		$176,786	$81,405	$95,381

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments
Net actuarial (loss) gain, net arising in the current year		$(681,034)	$(261,517)	$(419,517)
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	11,351	4,359	6,992
Amortization of actuarial loss (gain), net	Operating expenses	21,677	8,325	13,352
Total reclassification adjustments		33,028	12,684	20,344
Foreign currency translation:
Foreign currency translation adjustment	N/A	(39,080)	—	(39,080)
Interest rate swaps:
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges		(6,134)	(2,355)	(3,779)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,543	4,432	7,111
Total other comprehensive loss		$(681,677)	$(246,756)	$(434,921)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income (AOCI) for the periods presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2015	$(705,311)	$(97,733)	$(120,153)	$(923,197)
Other comprehensive income before reclassification adjustments	(419,517)	(39,080)	(3,779)	(462,376)
Amounts reclassified from accumulated other comprehensive loss	20,344	—	7,111	27,455
Balance as of Jul. 2, 2016	(1,104,484)	(136,813)	(116,821)	(1,358,118)
Other comprehensive income before reclassification adjustments	97,283	(11,243)	(30,710)	55,330
Amounts reclassified from accumulated other comprehensive loss	32,969	—	7,082	40,051
Balance as of Jul. 1, 2017	(974,232)	(148,056)	(140,449)	(1,262,737)
Other comprehensive income before reclassification adjustments	52,511	(22,987)	20,134	49,658
Amounts reclassified from accumulated other comprehensive loss	32,015	—	8,240	40,255
Amounts reclassified to retained earnings (1)	(205,353)	—	(31,092)	(236,445)
Balance as of Jun. 30, 2018	$(1,095,059)	$(171,043)	$(143,167)	$(1,409,269)

(1)	Deferred taxes stranded in AOCI as a result of the Tax Act were reclassified to retained earnings as a result of early adopting ASU 2018-02.

17.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In November 2013, Sysco’s Long-term Incentive Plan (2013 Plan) was adopted and reserved up to 55,600,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 55,600,000 authorized shares, the full 55,600,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, Sysco has issued options, restricted stock units and performance share units under the 2013 Plan. Vesting requirements for awards under the 2013 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2013 Plan are and will be no greater than ten years. As of June 30, 2018, there were 27,297,349 remaining shares authorized and available for grant in total under the 2013 Plan, of which the full 27,297,349 shares may be issued as options or stock appreciation rights, or as a combination of up to 11,197,918 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 30, 2018. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2013 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is seven years.

Performance Share Units

During fiscal 2018 and 2017, performance share units (PSUs) of 895,968 and 829,460, respectively, were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during fiscal 2018 and 2017 was $51.11 and $52.17, respectively. The PSUs granted will vest and convert into shares of Sysco common stock at the end of the performance periods, which conclude at the end of fiscal 2020 and fiscal 2019, respectively, based on financial performance targets consisting of Sysco’s earnings per share, compound annual growth rate and adjusted return on invested capital.

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

The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2018	2017	2016
Dividend yield	2.6%	2.8%	3.1%
Expected volatility	17.5%	16.9%	20.4%
Risk-free interest rate	2.0%	1.4%	2.0%
Expected Life	7.0 years	7.2 years	7.2 years

The following summary presents information regarding outstanding options as of June 30, 2018 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2017	21,070,836	$39.16
Granted	4,042,415	51.24
Exercised	6,400,982	32.65
Forfeited	299,584	48.48
Expired	21,075	28.87
Outstanding as of June 30, 2018	18,391,610	$43.92	7.23	$448,133
Vested or expected to vest as of June 30, 2018	12,006,173	$46.30	7.87	$263,972
Exercisable as of June 30, 2018	6,232,851	$39.23	5.96	$181,146

The total number of employee options granted was 4,042,415, 4,990,396 and 4,367,764 in fiscal years 2018, 2017 and 2016, respectively.

During fiscal 2018, 955,344 and 3,087,071 options were granted to 10 executive officers and approximately 181 other key employees, respectively. During fiscal 2017, 1,529,997 and 3,460,399 options were granted to 9 executive officers and approximately 187 other key employees, respectively. During fiscal 2016, 1,495,351 and 2,872,413 options were granted to 8 executive officers and 169 other key employees, respectively.

The weighted average grant date fair value of options granted in fiscal 2018, 2017 and 2016 was $7.08, $6.05 and $5.99, respectively. The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $17.7 million, $22.1 million and $36.1 million, respectively.

Restricted Stock Units

During fiscal 2018, 2017 and 2016, restricted stock units of 660,923, 631,281 and 1,257,889 were granted to employees, respectively, the majority of which will vest ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the date of grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2018, 2017 and 2016 was $55.81, $50.04 and $42.78, respectively. The total fair value of restricted stock units vested during fiscal 2018, 2017 and 2016 was $40.4 million, $46.0 million and $43.4 million, respectively. The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $56.4 million, $65.1 million and $53.9 million, respectively.

Non-Employee Director Awards

During fiscal 2018, 2017 and 2016, restricted awards of 35,672, 40,498 and 43,362 were granted to non-employee directors (NEDs), respectively, that will vest over a one-year period. NEDs may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2018, 2017 and 2016 was $54.10, $53.49 and $40.59, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2018, 2017 and 2016 was $2.9 million, $2.0 million and $1.6 million, respectively. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

NEDs may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations. As a result of such elections, a total of 21,478, 22,094 and 25,185 shares with a weighted-average grant date fair value of $54.69, $51.46 and $39.31 per share were issued in fiscal 2018, 2017 and 2016, respectively, in the form of fully vested common stock or deferred units. The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2018, 2017 and 2016 was $1.2 million, $1.1 million and $1.0 million, respectively. Common stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

As of June 30, 2018, there were 70,691 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Equity Instruments Other Than Stock Options

The following summary presents information regarding outstanding non-vested awards as of June 30, 2018 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees, restricted awards granted to non-employee directors and PSUs.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of July 1, 2017	2,643,599	$46.24
Granted	1,592,564	53.13
Vested	(975,994)	41.44
Forfeited	(173,285)	50.35
Non-vested as of June 30, 2018	3,086,884	$51.08

2015 Employee Stock Purchase Plan

The Sysco ESPP permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares which may be sold pursuant to the ESPP may not exceed 79,000,000 shares, of which 7,225,186 remained available as of June 30, 2018.

During fiscal 2018, 1,078,597 shares of Sysco common stock were purchased by the participants, as compared to 1,103,995 shares purchased in fiscal 2017 and 1,275,765 shares purchased in fiscal 2016. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $8.38, $7.73 and $6.04 per share during fiscal 2018, 2017 and 2016, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost included in operating expenses in the consolidated results of operations was $93.8 million, $83.9 million and $79.5 million for fiscal 2018, 2017 and 2016, respectively. The total income tax benefit for share-based compensation arrangements was $19.4 million, $30.0 million and $30.7 million for fiscal 2018, 2017 and 2016, respectively.

As of June 30, 2018, there was $121.3 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 1.8 years.

Cash received from option exercises and purchases of shares under the ESPP was $268.8 million, $204.8 million and $282.4 million during fiscal 2018, 2017 and 2016, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $38.4 million, $38.9 million and $42.5 million during fiscal 2018, 2017 and 2016, respectively.

18.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2018	2017	2016
	(In thousands)
U.S.	$1,765,793	$1,569,073	$1,225,142
Foreign	190,431	197,157	207,865
Total	$1,956,224	$1,766,230	$1,433,007

The income tax provision for each fiscal year consists of the following:

	2018	2017	2016
	(In thousands)
U.S. federal income taxes	$399,254	$534,266	$429,658
State and local income taxes	62,670	69,913	34,032
Foreign income taxes	63,534	19,548	19,695
Total	$525,458	$623,727	$483,385

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2018	2017	2016
	(In thousands)
Current	$337,550	$675,573	$389,514
Deferred	187,908	(51,846)	93,871
Total	$525,458	$623,727	$483,385

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	Jun. 30, 2018	Jul. 1, 2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$226,274	$194,287
Pension	115,361	360,864
Share-based compensation	34,486	48,077
Deferred compensation	29,512	39,830
Self-insured liabilities	—	84,401
Receivables	13,001	30,842
Inventory	14,728	21,332
Foreign currency remeasurement losses and currency hedge	15,796	13,221
Other	33,386	54,619
Deferred tax assets before valuation allowances	482,544	847,473
Valuation allowances	(123,237)	(114,151)
Total deferred tax assets	359,307	733,322
Deferred tax liabilities:
Excess tax depreciation and basis differences of assets	180,950	247,510
Goodwill and intangible assets	373,041	455,340
Other	40,774	49,654
Total deferred tax liabilities	594,765	752,504
Total net deferred tax assets / (liabilities)	$(235,458)	$(19,182)

The company’s deferred tax asset for net operating loss carryforwards as of June 30, 2018 and July 1, 2017 consisted of state and foreign net operating tax loss carryforwards. The state net operating loss carryforwards outstanding as of June 30, 2018 expire in fiscal years 2019 through 2036. The foreign net operating loss carryforward periods vary by jurisdiction, from 17 years to unlimited.

The company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the company’s analysis, it was concluded that, as of June 30, 2018, a valuation allowance of $123.2 million should be established against the portion of the deferred tax asset attributable to certain foreign losses. The company will continue to monitor facts and circumstances in the reassessment of the likelihood that net operating loss carryforwards will be realized.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that affected the company’s fiscal year ending June 30, 2018, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over 8 years; and (3) bonus depreciation that will allow for full expensing of qualified property placed in service after September 27, 2017. The Tax Act also establishes new tax laws that could affect Sysco in future fiscal years, including, but not limited to (1) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (2) a new provision designed to tax global intangible low-taxed income (GILTI); (3) creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (4) a new limitation on deductible interest; (5) repeal of the domestic production activity deduction; and (6) increased limitations on the deductibility of certain executive compensation.

Also, in December 2017, the Securities and Exchange Commission staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740, “Income Taxes” (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Our accounting for the following elements of the Tax Act is incomplete. However, the company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments, described below, which represent our provisional estimate of each of the following impacts of the Tax Act. Once Sysco has completed its accounting for the income tax effects of the Tax Act, the ultimate impact may differ from the provisional amounts recorded due to additional analysis, changes in interpretations and assumptions the company has made, additional regulatory guidance that may be issued, and actions the company may take as a result of the Tax Act. The accounting is not expected to extend beyond one year from the Tax Act enactment date.

Reduction of U.S. federal corporate tax rate: As noted above, the Tax Act reduces the U.S. federal corporate tax rate to 21% in our fiscal year; however, Section 15 of the Internal Revenue Code stipulates that the reduction in the corporate tax rate is applied to fiscal year taxpayers by computing a blended tax rate, based on the applicable tax rates before and after the effective date of the change in the statutory rate. When applied to Sysco’s fiscal year, this blended rate is 28% for fiscal 2018. In fiscal 2018, the company recorded a provisional tax benefit attributable to remeasuring Sysco’s deferred tax liabilities and deferred tax assets of $74.1 million.

Transition Tax: In the second quarter of fiscal 2018, the company recorded a discrete tax expense of $115.0 million attributable to the provisional impact of the transition tax. In the fourth quarter of fiscal 2018, this was reduced to $80.0 million due to changes in the provisional estimate. The transition tax is payable in eight annual installments beginning in our first quarter of fiscal 2019. As a result of the 8 year payment period, approximately $73.6 million attributable to the portion of the provisional transition tax not due within 12 months is located within other long-term liabilities in the consolidated balance sheet as of June 30, 2018.

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

Indefinite Reinvestment Assertion: Prior to the enactment of the Tax Act, the company intended to indefinitely reinvest $1.4 billion of undistributed income of certain consolidated foreign subsidiaries, for which no deferred U.S. income tax provision had been recorded. However, upon enactment of the Tax Act, those undistributed earnings became subject to the U.S. transition tax. As a result, in the fourth quarter, the company repatriated $1.0 billion of foreign earnings of certain non-U.S. subsidiaries and recognized foreign income and non-income based taxes of $50.2 million.

The company is in the process of assessing the impact of the Tax Act on its indefinite reinvestment assertion and the company’s plans to determine any associated impact on the financial statements. Therefore, no adjustments have been made in the financial statements with respect to its indefinite reinvestment assertion. An estimate of any U.S. or foreign income or non-income based taxes that may be applicable upon any future actual or deemed repatriation is not practical due to the complexities associated with the hypothetical calculation.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2018	2017	2016
U.S. statutory federal income tax rate	28.00%	35.00%	35.00%
State and local income taxes, net of any applicable federal income tax benefit	2.48	2.61	1.79
Foreign income taxes	0.07	(2.81)	(2.40)
Uncertain tax position	(0.22)	0.01	(1.96)
Tax benefit of equity-based compensation	(2.66)	—	—
Impact of US Tax Reform	0.13	—	—
Other	(0.95)	0.50	1.30
Effective income tax rate	26.85%	35.31%	33.73%

The effective tax rate of 26.85% for fiscal 2018 was favorably impacted by the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), as well as a reduction of the statutory tax rate in the U.S. and certain foreign jurisdictions. Foreign earnings taxed at rates different than our domestic tax rate had the impact of increasing the effective tax rate.

The effective tax rate of 35.31% for fiscal 2017 was favorably impacted by tax credits allowed against U.S. Federal and State income tax liabilities, as well as a reduction of the statutory tax rate in certain foreign jurisdictions. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate of 33.73% for fiscal 2016 was favorably impacted by the favorable resolution of tax contingencies resulting in tax benefits of $29.6 million ($10.6 million in tax and $19.0 million in interest). Costs associated with the redemption of the senior notes that had been issued in contemplation of the proposed merger with US Foods and charges incurred from the revision to the Company’s business technology strategy resulted in lower state taxes. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2018	2017
	(In thousands)
Unrecognized tax benefits at beginning of year	$16,278	$24,614
Additions for tax positions related to prior years	652	648
Reductions for tax positions related to prior years	(4,033)	(2,147)
Reductions due to settlements with taxing authorities	(702)	(6,837)
Unrecognized tax benefits at end of year	$12,195	$16,278

As of June 30, 2018, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $8.5 million. As of July 1, 2017, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $10.7 million. The expense recorded for interest and penalties related to unrecognized tax benefits was not material in any year presented.

If Sysco were to recognize all unrecognized tax benefits recorded as of June 30, 2018, approximately $9.6 million of the $12.2 million reserve would reduce the effective tax rate. If Sysco were to recognize all unrecognized tax benefits recorded as of July 1, 2017, approximately $10.8 million of the $16.3 million reserve would reduce the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various jurisdictions and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. Sysco anticipates an immaterial decrease to the reserve within twelve months as a result of lapse of statutes.

Sysco’s federal tax returns for 2016 and subsequent tax years have statutes of limitations that remain open for audit. As of June 30, 2018, Sysco’s tax returns in the majority of the state and local and material foreign jurisdictions are no longer subject to audit for the years before 2010.

19.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sysco is engaged in various legal proceedings that have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable. When probable and reasonably estimable, the losses have been accrued. Although the final results of legal proceedings cannot be predicted with certainty, based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the company.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing. A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2021. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of June 30, 2018 totaled approximately $2.1 billion. Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2019	$1,762,782
2020	339,016
2021	1,459

Sysco has contracts with various third-party service providers to receive information technology services. The services have been committed for periods up to fiscal 2023 and may be extended. As of June 30, 2018, the total remaining cost of the services over that period is expected to be approximately $325.0 million. A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources. Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time. If Sysco were to terminate all of the services in fiscal 2019, the estimated termination fees incurred in fiscal 2019 would be approximately $76.7 million.

20.  BUSINESS SEGMENT INFORMATION

The company has aggregated certain of its operating segments into three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•
U.S. Foodservice Operations - primarily includes U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, specialty produce, specialty imports and a wide variety of non-food products;

•
International Foodservice Operations - includes operations in the Americas and Europe, which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;

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

The following tables set forth certain financial information for Sysco’s business segments.

	Fiscal Year
	2018	2017	2016
Sales:	(In thousands)
U.S. Foodservice Operations	$39,642,263	$37,604,698	$37,776,443
International Foodservice Operations	11,518,565	10,613,059	5,436,209
SYGMA	6,557,033	6,178,909	6,102,328
Other	1,009,463	974,473	1,051,939
Total	$58,727,324	$55,371,139	$50,366,919

	Fiscal Year
	2018	2017	2016
Operating income:	(In thousands)
U.S. Foodservice Operations	$3,051,991	$2,891,612	$2,771,932
International Foodservice Operations	193,240	243,116	177,159
SYGMA	24,318	23,299	27,469
Other	39,485	30,218	32,586
Total segments	3,309,034	3,188,245	3,009,146
Corporate	(980,060)	(1,135,074)	(1,158,646)
Total operating income	2,328,974	2,053,171	1,850,500
Interest expense	395,483	302,878	306,146
Other expense (income), net	(22,733)	(15,937)	111,347
Earnings before income taxes	$1,956,224	$1,766,230	$1,433,007

	Fiscal Year
	2018	2017	2016
Depreciation and amortization:	(In thousands)
U.S. Foodservice Operations	$348,041	$266,024	$252,392
International Foodservice Operations	258,156	243,628	70,184
SYGMA	36,367	34,890	31,792
Other	9,599	10,678	12,450
Total segments	652,163	555,220	366,818
Corporate	113,335	346,772	295,892
Total	$765,498	$901,992	$662,710

	Fiscal Year
	2018	2017	2016
Capital Expenditures:	(In thousands)
U.S. Foodservice Operations	$262,887	$194,714	$153,528
International Foodservice Operations	157,139	228,564	56,689
SYGMA	45,132	50,722	31,811
Other	11,406	13,237	20,702
Total segments	476,564	487,237	262,730
Corporate	211,251	199,141	264,616
Total	$687,815	$686,378	$527,346

	Fiscal Year
	2018	2017	2016
Assets:	(In thousands)
U.S. Foodservice Operations	$7,039,354	$6,675,543	$6,753,056
International Foodservice Operations	6,112,666	6,433,815	2,019,406
SYGMA	662,290	625,653	539,639
Other	452,426	448,885	459,785
Total segments	14,266,736	14,183,896	9,771,886
Corporate	3,803,668	3,572,759	6,949,918
Total	$18,070,404	$17,756,655	$16,721,804

The sales mix for the principal product categories for each fiscal year is as follows:

	Fiscal Year
	2018	2017	2016
	(In thousands)
Fresh and frozen meats	$11,312,969	$10,605,678	$10,273,247
Canned and dry products	9,768,206	8,695,829	8,402,230
Frozen fruits, vegetables, bakery and other	9,025,762	8,444,260	6,719,648
Dairy products	6,037,409	5,610,101	5,276,991
Poultry	5,979,399	5,873,944	5,392,933
Fresh produce	4,929,366	4,701,440	4,156,978
Paper and disposables	3,837,943	3,596,470	3,557,514
Seafood	3,280,308	3,089,350	2,541,239
Beverage products	1,965,251	2,059,453	1,849,780
Janitorial products	1,395,100	1,331,019	1,251,821
Equipment and smallwares	795,406	794,087	593,595
Medical supplies	400,205	569,508	350,943
Total	$58,727,324	$55,371,139	$50,366,919

Information concerning geographic areas is as follows:

	Fiscal Year
	2018	2017	2016
	(In thousands)
Sales:
United States	$46,812,297	$44,395,765	$44,922,937
Canada	4,661,615	4,346,894	4,486,282
United Kingdom	3,176,069	2,974,133	—
France	1,625,407	1,426,973	—
Other	2,451,936	2,227,374	957,700
Total	$58,727,324	$55,371,139	$50,366,919
Long-lived assets:
United States	$3,448,164	$3,252,980	$3,461,505
United Kingdom	319,664	303,178	—
Canada	318,410	329,090	309,027
France	240,507	284,611	—
Other	194,915	207,443	109,910
Total	$4,521,660	$4,377,302	$3,880,442

21.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures have also been guaranteed by these subsidiaries. As of June 30, 2018, Sysco had a total of $8.3 billion in senior notes and debentures that was covered by these guarantees.

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

	Condensed Consolidated Balance Sheet
	Jun. 30, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$157,994	$4,018,444	$3,827,015	$—	$8,003,453
Intercompany receivables	6,621,438	270,748	5,793,352	(12,685,538)	—
Investment in subsidiaries	4,896,004	—	983,625	(5,879,629)	—
Plant and equipment, net	278,855	2,181,576	2,061,229	—	4,521,660
Other assets	788,473	611,004	4,593,537	(447,723)	5,545,291
Total assets	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404
Current liabilities	$1,233,541	$886,305	$4,468,900	$—	$6,588,746
Intercompany payables	882,487	3,798,134	8,004,917	(12,685,538)	—
Long-term debt	7,470,334	8,285	62,146	—	7,540,765
Other liabilities	649,445	508,387	686,178	(447,723)	1,396,287
Noncontrolling interest	—	—	37,649	—	37,649
Shareholders’ equity	2,506,957	1,880,661	3,998,968	(5,879,629)	2,506,957
Total liabilities and shareholders’ equity	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404

	Condensed Consolidated Balance Sheet
	Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$177,495	$3,786,055	$4,069,888	$—	$8,033,438
Intercompany receivables	4,444,035	—	—	(4,444,035)	—
Investment in subsidiaries	6,451,994	—	—	(6,451,994)	—
Plant and equipment, net	258,527	2,039,761	2,079,014	—	4,377,302
Other assets	151,743	516,126	4,678,046	—	5,345,915
Total assets	$11,483,794	$6,341,942	$10,826,948	$(10,896,029)	$17,756,655
Current liabilities	$650,899	$3,521,661	$1,923,326	$—	$6,095,886
Intercompany payables	—	366,802	4,077,233	(4,444,035)	—
Long-term debt	7,588,041	7,776	65,060	—	7,660,877
Other liabilities	863,338	103,784	568,415	—	1,535,537
Noncontrolling interest	—	—	82,839	—	82,839
Shareholders’ equity	2,381,516	2,341,919	4,110,075	(6,451,994)	2,381,516
Total liabilities and shareholders’ equity	$11,483,794	$6,341,942	$10,826,948	$(10,896,029)	$17,756,655

	Condensed Consolidated Statement of Comprehensive Income
	For the 52-Week Period Ended Jun. 30, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$35,963,053	$24,784,842	$(2,020,571)	$58,727,324
Cost of sales	—	29,102,278	20,560,226	(2,020,571)	47,641,933
Gross profit	—	6,860,775	4,224,616	—	11,085,391
Operating expenses	783,834	4,012,391	3,960,192	—	8,756,417
Operating income (loss)	(783,834)	2,848,384	264,424	—	2,328,974
Interest expense (income) (1)	294,401	(110,715)	211,797	—	395,483
Other expense (income), net	(19,135)	(2,556)	(1,042)	—	(22,733)
Earnings (losses) before income taxes	(1,059,100)	2,961,655	53,669	—	1,956,224
Income tax (benefit) provision	(135,385)	655,824	5,019	—	525,458
Equity in earnings of subsidiaries	2,354,481	—	—	(2,354,481)	—
Net earnings	1,430,766	2,305,831	48,650	(2,354,481)	1,430,766
Other comprehensive income (loss)	89,913	—	(22,987)	22,987	89,913
Comprehensive income	$1,520,679	$2,305,831	$25,663	$(2,331,494)	$1,520,679

(1)
Interest expense (income) includes $110.7 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Statement of Comprehensive Income
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

(1)
Interest expense (income) includes $122.0 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Statement of Comprehensive Income
	For the 53-Week Period Ended Jul. 2, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$33,932,334	$18,112,973	$(1,678,388)	$50,366,919
Cost of sales	—	27,485,111	15,519,724	(1,678,388)	41,326,447
Gross profit	—	6,447,223	2,593,249	—	9,040,472
Operating expenses	944,457	3,857,415	2,388,100	—	7,189,972
Operating income (loss)	(944,457)	2,589,808	205,149	—	1,850,500
Interest expense (income) (1)	381,122	(145,852)	70,876	—	306,146
Other expense (income), net	128,777	(1,876)	(15,554)	—	111,347
Earnings (losses) before income taxes	(1,454,356)	2,737,536	149,827	—	1,433,007
Income tax (benefit) provision	(490,579)	923,416	50,548	—	483,385
Equity in earnings of subsidiaries	1,913,399	—	—	(1,913,399)	—
Net earnings	949,622	1,814,120	99,279	(1,913,399)	949,622
Other comprehensive income (loss)	(434,921)	—	(52,306)	52,306	(434,921)
Comprehensive income	$514,701	$1,814,120	$46,973	$(1,861,093)	$514,701

(1)
Interest expense (income) includes $145.9 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Cash Flows
	For the 52-Week Period Ended Jun. 30, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,055,228	$2,548,139	$799,062	$(2,243,797)	$2,158,632
Investing activities	55,612	(439,178)	(503,745)	(26,354)	(913,665)
Financing activities	(1,193,272)	(2,015,906)	(471,442)	2,270,151	(1,410,469)
Effect of exchange rates on cash	—	—	11,844	—	11,844
Net increase (decrease) in cash, cash equivalents and restricted cash	(82,432)	93,055	(164,281)	—	(153,658)
Cash, cash equivalents and restricted cash at the beginning of period	111,576	18,788	739,138	—	869,502
Cash, cash equivalents and restricted cash at the end of period	$29,144	$111,843	$574,857	$—	$715,844

(1)	Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation, partially offset by intercompany loans issued.

	Condensed Consolidated Cash Flows
	For the 52-Week Period Ended Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,535,725	$3,023,400	$658,229	$(2,978,000)	$2,239,354
Investing activities	(3,274,566)	(261,330)	(175,565)	127,000	(3,584,461)
Financing activities	(1,525,995)	(2,777,661)	(229,931)	2,851,000	(1,682,587)
Effect of exchange rates on cash	—	—	(22,104)	—	(22,104)
Net increase (decrease) in cash and cash equivalents	(3,264,836)	(15,591)	230,629	—	(3,049,798)
Cash and cash equivalents at the beginning of period	3,376,412	34,379	508,509	—	3,919,300
Cash and cash equivalents at the end of period	$111,576	$18,788	$739,138	$—	$869,502

(1)	Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation.

	Condensed Consolidated Cash Flows
	For the 53-Week Period Ended Jul. 2, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,045,900	$4,101,840	$767,607	$(3,927,000)	$1,988,347
Investing activities	(145,444)	(212,270)	(411,388)	—	(769,102)
Financing activities	(2,540,649)	(3,881,879)	35,592	3,927,000	(2,459,936)
Effect of exchange rates on cash	—	—	(138,327)	—	(138,327)
Intercompany activity	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	(1,640,193)	7,691	253,484	—	(1,379,018)
Cash and cash equivalents at the beginning of period	5,016,605	26,688	255,025	—	5,298,318
Cash and cash equivalents at the end of period	$3,376,412	$34,379	$508,509	$—	$3,919,300

(1)	Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation.

22.  QUARTERLY RESULTS (UNAUDITED)

Sysco’s fiscal year includes four quarterly periods that are comprised of thirteen weeks each. Financial information for each quarter in the years ended June 30, 2018 and July 1, 2017 is set forth below:

	Fiscal 2018 Quarter Ended
	September 30	December 30	March 31 (1)	June 30	Fiscal Year
	(In thousands except for per share data)
Sales	$14,650,424	$14,411,490	$14,349,504	$15,315,906	$58,727,324
Cost of sales	11,856,756	11,712,104	11,673,876	12,399,197	47,641,933
Gross profit	2,793,668	2,699,386	2,675,628	2,916,709	11,085,391
Operating expenses	2,170,576	2,167,104	2,189,695	2,229,042	8,756,417
Operating income	623,092	532,282	485,933	687,667	2,328,974
Interest expense	80,884	85,986	136,145	92,468	395,483
Other expense (income), net	(4,248)	(5,432)	(15,096)	2,043	(22,733)
Earnings before income taxes	546,456	451,728	364,884	593,156	1,956,224
Income taxes	178,816	167,615	34,799	144,228	525,458
Net earnings	$367,640	$284,113	$330,085	$448,928	$1,430,766
Per share:
Basic net earnings	$0.70	$0.55	$0.63	$0.86	$2.74
Diluted net earnings	0.69	0.54	0.63	0.85	2.70
Dividends declared	0.33	0.36	0.36	0.36	1.41

(1)
Sysco’s third quarter of fiscal 2018 included a charge for $53.1 million in interest expense related to the redemption of senior notes as well as tax benefits derived from our $380.0 million contribution to our U.S. Retirement Plan. See Note 11, “Debt and Other Financing Arrangements” and Note 18, “Income Taxes.”

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 40.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.All financial statements. See Index to Consolidated Financial Statements on page 39 of this Form 10-K.

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of August 2018.

SYSCO CORPORATION
By:	/s/ THOMAS L. BENÉ
Thomas L. Bené
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ THOMAS L. BENÉ	President and Chief Executive Officer
Thomas L. Bené	(principal executive officer)

/s/ JOEL T. GRADE	Executive Vice President and Chief Financial Officer
Joel T. Grade	(principal financial officer)

/s/ ANITA A. ZIELINSKI	Senior Vice President and Chief Accounting Officer
Anita A. Zielinski	(principal accounting officer)

DIRECTORS:

/s/ THOMAS L. BENÉ	/s/ HANS-JOACHIM KOERBER
Thomas L. Bené	Hans-Joachim Koerber

/s/ DANIEL J. BRUTTO	/s/ NANCY S. NEWCOMB
Daniel J. Brutto	Nancy S. Newcomb

/s/ JOHN M. CASSADAY	/s/ NELSON PELTZ
John M. Cassaday	Nelson Peltz

/s/ JOSHUA D. FRANK	/s/ EDWARD D. SHIRLEY
Joshua D. Frank	Edward D. Shirley

/s/ LARRY C. GLASSCOCK	/s/ SHEILA G. TALTON
Larry C. Glasscock	Sheila G. Talton

/s/ BRADLEY M. HALVERSON	/s/ RICHARD G. TILGHMAN
Bradley M. Halverson	Richard G. Tilghman

/s/ JOHN M. HINSHAW	/s/ JACKIE M. WARD
John M. Hinshaw	Jackie M. Ward

EXHIBIT INDEX

Exhibits.

2.1	—
Agreement for the sale and purchase of securities in the capital of Cucina Lux Investments Limited, dated as of February 19, 2016, by and among Sysco Corporation, the Institutional Sellers and the Management Warrantors, incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 22, 2016 (File No. 1-6544).

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to the Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—
Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to the Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.3	—
Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to the Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to the Form 8-K filed on August 31, 2016 (File No. 1-6544).

4.1	—
Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—
Form of Guarantee of Indebtedness of Sysco Corporation under Exhibits 4.1 through 4.6 as executed by Sysco’s U.S. Broadline subsidiaries, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 20, 2011 (File No. 1-6544).

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
Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to the Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

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
Credit Agreement dated November 2, 2016 between Sysco Corporation, JP Morgan Chase Bank, N.A., as Administrative Agent, and certain Lenders and Guarantors party thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 7, 2016 (File No. 1-6544).

10.2	—
Issuing and Paying Agent Agreement, dated as of October 31, 2014, between Sysco Corporation and U.S. Bank National Association, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 27, 2014 filed on February 2, 2015 (File No. 1-6544).

10.3	—
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as issuer, and JPMorgan Morgan Securities LLC, as Dealer, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 27, 2014 filed on February 2, 2015(File No. 1-6544).

10.4	—
Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as issuer, and Goldman, Sachs & Co, as Dealer, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 27, 2014 filed on February 2, 2015(File No. 1-6544).

10.5	—
Commercial Paper Dealer Agreement, dated as of January 18, 2017, between Sysco Corporation, as issuer, and Wells Fargo Securities, LLC, as Dealer, incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

10.6	—
Commercial Paper Dealer Agreement, dated as of February 3, 2017, between Sysco Corporation, as issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

10.7	—
Demand Facility Agreement, dated as of June 30, 2011, between SFS Canada I, LP and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.8	—
Guaranty Agreement, dated as of June 30, 2011, between Sysco Corporation and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.9†	—
Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.10†	—
First Amendment to the Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.11†	—
Seventh Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.12†	—
Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, effective June 29, 2013, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.13†	—
2015-1 Amendment to the Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended June 27, 2015 filed on August 25, 2015 (File No. 1-6544).

10.14†	—
Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.15†	—
First Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.16†	—
Second Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.17†	—
Eleventh Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.18†	—
Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, including the Amended and Restated Sysco Corporation MIP Retirement Program, attached as Appendix I, effective as of June 29, 2013, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.19†	—
First Amendment to the Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.20†	—
Amended and Restated Sysco Corporation MIP Retirement Program, effective as of June 29, 2013, incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.21†	—
First Amendment to the Amended and Restated Sysco Corporation MIP Retirement Program, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.22†	—	Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.23†	—
Amended and Restated Sysco Corporation Management Savings Plan, effective as of June 29, 2013, incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.24†	—
First Amendment to the Amended and Restated Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.25†	—
2016-1 Amendment to the Amended and Restated Sysco Corporation Management Savings Plan, adopted effective November 15, 2016, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2016 filed on February 7, 2017 (File No. 1-6544).

10.26†	—
Amendment 2018-1 to the Sysco Corporation Management Savings Plan, adopted effective January 1, 2018, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.27†#	—	Amendment 2018-2 to the Sysco Corporation Management Savings Plan, adopted effective May 25, 2018.

10.28†	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed on October 8, 2009 (File No. 1-6544).

10.29†	—
Amendment 2017-1 to the Sysco Corporation 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.30†	—
Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.31†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.32†	—
Amendment 2017-1 to the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

10.33†	—
Form of Stock Option Grant Agreement issued to executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.34†	—
Form of Stock Option Grant Agreement (Fiscal Year 2016) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 26, 2015 filed on February 2, 2016 (File No. 1-6544).

10.35†	—
Form of Stock Option Grant Agreement (Fiscal Year 2017) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended October 1, 2016 filed on November 7, 2016 (File No. 1-6544).

10.36†	—
Form of Stock Option Grant Agreement (Fiscal Year 2018) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 1-6544).

10.37†	—
Form of Restricted Stock Unit Award Agreement (Fiscal Year 2016) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2015 filed on February 2, 2016 (File No. 1-6544).

10.38†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2017) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended October 1, 2016 filed on November 7, 2016 (File No. 1-6544).

10.39†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2018) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 1-6544).

10.40†	—
Form of Sysco Protective Covenants Agreement (RSU Grant) issued to executive officers in connection with a Restricted Stock Unit Award Agreement issued under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.41†	—
Form of Sysco Protective Covenants Agreement, adopted August 25, 2016, issued to executive officers in connection with a Performance Share Unit Grant Agreement under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended October 1, 2016 filed on November 7, 2016 (File No. 1-6544).

10.42†	—
Sysco Corporation Fiscal Year 2016 Cash Performance Unit Program (Performance Period Fiscal 2016-2018) adopted effective August 20, 2015, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 26, 2015 filed on November 3, 2015 (File No. 1-6544).

10.43†	—
Sysco Corporation Fiscal 2018 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective July 27, 2017, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 1-6544).

10.44†	—
Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.45†	—
Form of Restricted Stock Award Agreement for Directors pursuant to the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.46†	—
Form of Restricted Stock Award Agreement for Directors pursuant to the 2013 Long-Term Incentive Plan for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.47†	—
Sysco Corporation Non-Employee Directors Stock Election Policy, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.48†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.49†	—
Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.50†	—
Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.51†	—
Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to the Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.52†	—
First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to the Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.53†	—
Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to the Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.54†	—
Third Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.55†	—
Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to the Form 10-K for the year ended June 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.56†	—
First Amendment to the Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.57†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.58†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.59†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to the Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.60†	—
Transition and Retirement Agreement, dated July 17, 2017, between Sysco Corporation and William J. DeLaney, incorporated by reference to Exhibit 10.54 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

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
The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended June 30, 2018 filed with the SEC on August 24, 2018, formatted in XBRL includes: (i) Consolidated Balance Sheets as of June 30, 2018 and July 1, 2017, (ii) Consolidated Results of Operations for the periods ended June 30, 2018, July 1, 2017 and July 2, 2016, (iii) Consolidated Shareholders’ Equity for the periods ended June 30, 2018, July 1, 2017 and July 2, 2016, (iv) Consolidated Cash Flows for the periods ended June 30, 2018, July 1, 2017 and July 2, 2016, and (v) the Notes to Consolidated Financial Statements.

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