Form 10-Q
period 2018-09-29
SYSCO CORP
filed 2018-11-06
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Yes ☐     No ☑

519,787,613 shares of common stock were outstanding as of October 12, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Sep. 29, 2018	Jun. 30, 2018	Sep. 30, 2017
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$790,304	$552,325	$909,203
Accounts and notes receivable, less allowances of $26,373, $25,768 and $41,184	4,242,419	4,073,723	4,333,704
Inventories, net	3,354,458	3,125,413	3,180,631
Prepaid expenses and other current assets	215,714	187,880	173,464
Income tax receivable	39,361	64,112	—
Total current assets	8,642,256	8,003,453	8,597,002
Plant and equipment at cost, less depreciation	4,466,903	4,521,660	4,388,299
Other long-term assets
Goodwill	3,936,961	3,955,485	3,970,617
Intangibles, less amortization	944,525	979,812	1,052,704
Deferred income taxes	59,003	83,666	149,932
Other assets	492,434	526,328	260,036
Total other long-term assets	5,432,923	5,545,291	5,433,289
Total assets	$18,542,082	$18,070,404	$18,418,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$4,414	$4,176	$4,513
Accounts payable	4,217,833	4,136,482	3,951,205
Accrued expenses	1,502,794	1,608,966	1,502,021
Accrued income taxes	132,910	56,793	148,902
Current maturities of long-term debt	783,001	782,329	533,641
Total current liabilities	6,640,952	6,588,746	6,140,282
Long-term liabilities
Long-term debt	7,914,344	7,540,765	8,426,359
Deferred income taxes	277,036	319,124	165,622
Other long-term liabilities	1,034,289	1,077,163	1,367,965
Total long-term liabilities	9,225,669	8,937,052	9,959,946
Commitments and contingencies
Noncontrolling interest	36,887	37,649	83,108
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,438,097	1,383,619	1,348,349
Retained earnings	10,592,490	10,348,628	9,638,386
Accumulated other comprehensive loss	(1,450,843)	(1,409,269)	(1,142,578)
Treasury stock at cost, 245,025,271, 244,533,248 and 243,513,095 shares	(8,706,345)	(8,581,196)	(8,374,078)
Total shareholders’ equity	2,638,574	2,506,957	2,235,254
Total liabilities and shareholders' equity	$18,542,082	$18,070,404	$18,418,590
Note: The June 30, 2018 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended
	Sep. 29, 2018	Sep. 30, 2017
Sales	$15,215,279	$14,650,424
Cost of sales	12,311,494	11,856,756
Gross profit	2,903,785	2,793,668
Operating expenses	2,275,645	2,174,303
Operating income	628,140	619,365
Interest expense	89,016	80,884
Other expense (income), net	1,132	(7,975)
Earnings before income taxes	537,992	546,456
Income taxes	106,950	178,816
Net earnings	$431,042	$367,640

Net earnings:
Basic earnings per share	$0.83	$0.70
Diluted earnings per share	0.81	0.69

Average shares outstanding	520,856,599	527,289,675
Diluted shares outstanding	529,034,470	533,063,426

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 29, 2018	Sep. 30, 2017
Net earnings	$431,042	$367,640
Other comprehensive income (loss):
Foreign currency translation adjustment	(24,927)	121,329
Items presented net of tax:
Amortization of cash flow hedges	2,155	1,770
Change in net investment hedges	8,588	(12,024)
Change in cash flow hedges	(3,008)	2,203
Amortization of prior service cost	1,600	1,484
Amortization of actuarial loss, net	6,529	5,397
Actuarial loss, net	(32,511)	—
Total other comprehensive (loss) income	(41,574)	120,159
Comprehensive income	$389,468	$487,799

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 29, 2018	Sep. 30, 2017
Cash flows from operating activities:
Net earnings	$431,042	$367,640
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	29,193	27,955
Depreciation and amortization	187,627	179,662
Amortization of debt issuance and other debt-related costs	6,170	7,192
Deferred income taxes	(20,249)	(3,706)
Provision for losses on receivables	10,464	8,999
Other non-cash items	(3,695)	6,849
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(182,233)	(294,989)
(Increase) in inventories	(229,100)	(166,992)
(Increase) in prepaid expenses and other current assets	(23,540)	(28,312)
Increase (decrease) in accounts payable	78,112	(57,368)
(Decrease) in accrued expenses	(111,309)	(83,883)
Increase in accrued income taxes	100,868	165,944
(Increase) in other assets	(4,261)	(13,616)
Increase (decrease) in other long-term liabilities	2,056	(32,600)
Net cash provided by operating activities	271,145	82,775
Cash flows from investing activities:
Additions to plant and equipment	(104,322)	(136,261)
Proceeds from sales of plant and equipment	3,839	1,722
Other investing activities	912	—
Net cash (used for) investing activities	(99,571)	(134,539)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	—	745,100
Other debt borrowings	386,142	1,512
Other debt repayments	(8,078)	(5,186)
Proceeds from stock option exercises	84,393	57,075
Treasury stock purchases	(204,640)	(550,098)
Dividends paid	(187,229)	(174,864)
Other financing activities	(2,200)	(644)
Net cash provided by financing activities	68,388	72,895
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,435)	18,570
Net increase in cash, cash equivalents and restricted cash	237,527	39,701
Cash, cash equivalents and restricted cash at beginning of period	715,844	869,502
Cash, cash equivalents and restricted cash at end of period	$953,371	$909,203
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$81,392	$72,057
Income taxes	70,675	28,714

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 30, 2018 consolidated balance sheet, which was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (our 2018 Form 10-K). The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2018 Form 10-K. Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

These financial statements and related notes have been presented in compliance with the Securities and Exchange Commission’s (SEC) Final Rule Release No. 33-10532, Disclosure Update and Simplification, effective for all filings made on or after November 5, 2018. Sysco has adopted all relevant disclosure requirements, with the exception of adding the changes in stockholders’ equity disclosures for interim periods, which is allowed to be adopted in a future interim period.

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	Sep. 29, 2018	Sep. 30, 2017
	(In thousands)
Cash and cash equivalents	$790,304	$909,203
Restricted cash (1)	163,067	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$953,371	$909,203

(1)
Restricted cash as of September 29, 2018 primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in the consolidated balance sheet as of September 29, 2018.

2. CHANGES IN ACCOUNTING

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard superseded existing revenue recognition standards and eliminated all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sysco adopted the new standard effective July 1, 2018 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on Sysco’s consolidated balance sheet or consolidated results of operations as of the adoption date or for the period ended September 29, 2018.

Guidance in Presentation of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Invitees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. The company adopted this ASU retrospectively, effective July 1, 2018. The adoption of ASU 2016-15 did not have a material effect on the company’s cash flow statement.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable. The company adopted this ASU effective July 1, 2018, resulting in net cost of $8.9 million for the first quarter of fiscal 2019 being reported in other expense (income) that would have previously been included in operating expense. The ASU was applied retrospectively, resulting in net benefit of $3.7 million for the first quarter of fiscal 2018 being reported in other expense (income).

3.  NEW ACCOUNTING STANDARDS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Topic 842 currently requires lessees and lessors to use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which is fiscal 2020 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends Accounting Standards Codification (ASC) 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which is the first quarter of fiscal 2021 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

4. REVENUE

Adoption of ASC Topic 606, “Revenues from Contracts with Customers”

On July 1, 2018, Sysco adopted ASC Topic 606 with no significant impact to its financial position or results of operations, using the modified retrospective method. There were no contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts have not been restated and continue to be reported in accordance with our historic accounting under Topic 605. Sysco had no adjustment to opening retained earnings as of July 1, 2018 as a result of adopting ASC Topic 606. There was no impact to revenues for the quarter ended September 29, 2018 as a result of applying ASC Topic 606.

Revenue Recognition

The company recognizes revenues when the performance obligation is satisfied, which is the point at which control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods or services. For the majority of Sysco’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment. While certain additional services may be identified within a contract, we have concluded that those services are individually immaterial in the context of the contract with the customer, and therefore, not assessed as performance obligations.

Sales tax collected from customers is not included in revenue, but rather recorded as a liability due to the respective taxing authorities. Shipping and handling costs include costs associated with the selection of products and delivery to customers and are included within operating expenses.

Product Sales Revenues

Sysco generates revenue primarily from the distribution and sale of food and related products to its customers. Substantially all revenue is recognized at the point in time in which the product is delivered to the customer. The company grants certain customers sales incentives, such as rebates or discounts, which are accounted for as variable consideration. The variable consideration is based on amounts known at the time the performance obligation is satisfied and, therefore, requires minimal judgment.

Contract Balances

After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in Accounts and notes receivable, less allowances in the consolidated balance sheet, were $4.0 billion and $3.8 billion as of September 29, 2018 and June 30, 2018, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in Other Assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of September 29, 2018, Sysco’s contract assets were immaterial. Sysco has no material commissions paid that are directly attributable to obtaining a particular contract.

Disaggregation of Revenues

The following tables present our revenues disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Sep. 29, 2018
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,121,517	$420,456	$372,334	$—	$2,914,307
Canned and dry products	1,852,168	611,470	77,621	—	2,541,259
Frozen fruits, vegetables, bakery and other	1,423,386	628,559	291,864	—	2,343,809
Dairy products	1,086,404	318,347	154,806	—	1,559,557
Poultry	1,026,936	215,582	272,061	—	1,514,579
Fresh produce	937,580	257,544	64,849	—	1,259,973
Paper and disposables	710,759	104,539	188,616	16,409	1,020,323
Seafood	661,687	188,436	25,385	—	875,508
Beverage products	290,571	52,069	147,294	23,180	513,114
Other (1)	288,403	123,948	26,627	233,872	672,850
Total Revenue	$10,399,411	$2,920,950	$1,621,457	$273,461	$15,215,279

(1)
Other revenue relates to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription revenues for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Sep. 30, 2017
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,031,141	$434,639	$386,248	$—	$2,852,028
Canned and dry products	1,738,677	593,354	77,485	—	2,409,516
Frozen fruits, vegetables, bakery and other	1,266,732	626,065	272,592	—	2,165,389
Poultry	1,046,686	207,465	296,899	—	1,551,050
Dairy products	1,017,661	315,654	166,688	—	1,500,003
Fresh produce	923,792	265,583	65,546	—	1,254,921
Paper and disposables	656,309	104,110	181,829	15,390	957,638
Seafood	620,321	183,272	23,774	—	827,367
Beverage products	275,130	51,059	145,074	23,011	494,274
Other (1)	272,493	122,054	24,536	219,155	638,238
Total Revenue	$9,848,942	$2,903,255	$1,640,671	$257,556	$14,650,424

(1)
Other revenue relates to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription revenues for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

5.  ACQUISITIONS

There were no new acquisitions in fiscal 2019. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of September 29, 2018, aggregate contingent consideration outstanding was $14.6 million, of which $9.8 million was recorded as earnout liabilities.

6.  FAIR VALUE MEASUREMENTS

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

The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 7, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of September 29, 2018, June 30, 2018 and September 30, 2017:

	Assets and Liabilities Measured at Fair Value as of Sep. 29, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$366,173	$200	$—	$366,373
Other assets (1)	163,067	—	—	163,067
Total assets at fair value	$529,240	$200	$—	$529,440

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Jun. 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$169,214	$30,190	$—	$199,404
Other assets (1)	163,519	—	—	163,519
Total assets at fair value	$332,733	$30,190	$—	$362,923

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Sep. 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$287,203	$43,191	$—	$330,394
Total assets at fair value	$287,203	$43,191	$—	$330,394

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $8.8 billion, $8.4 billion and $9.4 billion as of September 29, 2018, June 30, 2018 and September 30, 2017, respectively. The carrying value of total debt was $8.7 billion, $8.3 billion and $9.0 billion as of September 29, 2018, June 30, 2018 and September 30, 2017, respectively.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

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

Hedging of foreign currency risk

Sysco enters into cross-currency swap contracts to hedge the foreign currency transaction risk of certain intercompany loans. There are no credit-risk related contingent features associated with these swaps, which have been designated as cash flow hedges. The company also uses cross-currency swap contracts and euro-bond denominated debt to hedge the foreign currency exposure of our net investment in certain foreign operations. Additionally, Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the Company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of September 29, 2018 are below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
April 2019	U.S. Dollar	500
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk (1)
Various (November 2018 to January 2019)	Swedish Krona	203
Various (October 2018 to June 2019)	U.S. Dollar	2
Various (November 2018 to October 2019)	British Pound Sterling	24
June 2021	U.S. Dollar	44
June 2021	Canadian Dollar	330
July 2021	British Pound Sterling	234
August 2021	British Pound Sterling	466
June 2023	Euro	500

Hedging of fuel risk
Various (September 30, 2018 to August 2019)	Gallons	49

(1)	Foreign currency forward contracts used to hedge against foreign exchange exposures related to inventory purchases are not material to Sysco’s overall hedging portfolio.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of September 29, 2018 and June 30, 2018 are as follows:

		Derivative Fair Value
	Balance Sheet location	Sep. 29, 2018	Jun. 30, 2018
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current liabilities	$6,797	$6,820
Interest rate swaps	Other long-term liabilities	57,263	49,734

Cash Flow Hedges:
Fuel Swaps	Other current assets	$16,578	$15,316
Foreign currency forwards	Other current assets	198	693
Cross currency swaps	Other current assets	—	4,284
Cross currency swaps	Other assets	—	3,454
Foreign currency forwards	Other current liabilities	589	71
Cross currency swaps	Other long-term liabilities	10,658	14,201

Net Investment Hedges:
Foreign currency swaps	Other assets	$13,268	$10,709
Foreign currency swaps	Other long-term liabilities	36,230	39,690

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are immaterial for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 29, 2018
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$12,311,494	$2,275,645	$89,016
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(8,588)
Derivatives designated as hedging instruments	—	—	(10,859)

(1)	The hedged total includes interest expense of $15.1 million and change in fair value of debt of $6.5 million.

	13-Week Period Ended Sep. 30, 2017
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$11,856,756	$2,174,303	$80,884
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(15,230)
Derivatives designated as hedging instruments	—	—	(1,047)

(1)	The hedged total includes interest expense of $17.1 million and change in fair value of debt of $1.8 million.

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week period ended September 29, 2018, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 29, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$1,026	Operating expense	$4,353
Foreign currency contracts	(4,803)	Cost of goods sold	483
Total	$(3,777)		$4,836

Derivatives in net investment hedging relationships:
Foreign currency contracts	$7,228	N/A	$—
Foreign denominated debt	3,950	N/A	—
Total	$11,178		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week period ended September 30, 2017, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 30, 2017
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$11,201	Operating expense	$(156)
Foreign currency contracts	(21,793)	Cost of goods sold	309
Total	$(10,592)		$153

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(15,894)	N/A	$—
Foreign denominated debt	(19,150)	N/A	—
Total	$(35,044)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of September 29, 2018 are as follows:

	Sep. 29, 2018	Sep. 29, 2018
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,739)	$3,609
Long-term debt	(1,744,043)	55,569

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of September 30, 2017, are as follows:

	Sep. 30, 2017	Sep. 30, 2017
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,874)	$(223)
Long-term debt	(1,746,904)	22,259

8. DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of September 29, 2018, there were no commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 13 weeks of fiscal 2019, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $669.0 million.

Senior notes offering

On September 25, 2018, Sysco issued senior notes totaling CDN $500.0 million (USD $384.6 million). The senior notes were issued in Canada with a coupon rate of 3.65% and pricing, as a percentage of par, of 99.962%. Net proceeds from the offering were used to repay internal debt that was created in fiscal 2018 when the company repatriated earnings from its Canadian operations back to Sysco Corporation, and to repay outstanding borrowings under Sysco’s commercial paper program, along with other general corporate purposes. Interest on the senior notes will be paid semi-annually on April 25 and October 25, beginning April 25, 2019. At Sysco’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem the senior notes before the date that is two months prior to the maturity date, Sysco will pay an amount equal to the greater of (1) 100% of the principal amount of the senior notes to be redeemed; or (2) the applicable yield price, plus in either case, any accrued and unpaid interest on the senior notes to be redeemed to the date of redemption. If Sysco elects to redeem a series of senior notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest on the senior notes redeemed to the redemption date.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 29, 2018	Sep. 30, 2017
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$431,042	$367,640
Denominator:
Weighted-average basic shares outstanding	520,856,599	527,289,675
Dilutive effect of share-based awards	8,177,871	5,773,751
Weighted-average diluted shares outstanding	529,034,470	533,063,426
Basic earnings per share	$0.83	$0.70
Diluted earnings per share	$0.81	$0.69

Dividends declared per common share	$0.36	$0.33

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,067,000 and 6,438,000 for the first quarter of fiscal 2019 and fiscal 2018, respectively.

10.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. Comprehensive income was $389.5 million and $487.8 million for the first quarter of fiscal 2019 and fiscal 2018, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 29, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss		$(36,891)	$(4,380)	$(32,511)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	2,133	533	1,600
Amortization of actuarial loss (gain), net	Other expense, net	8,706	2,177	6,529
Total reclassification adjustments		10,839	2,710	8,129
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	(24,927)	—	(24,927)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(3,777)	(769)	(3,008)
Change in net investment hedges	N/A	11,178	2,590	8,588
Total other comprehensive income (loss) before reclassification adjustments		7,401	1,821	5,580
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive income (loss)		$(40,705)	$869	$(41,574)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Sep. 30, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$2,409	$925	$1,484
Amortization of actuarial loss (gain), net	Other expense, net	8,761	3,364	5,397
Total reclassification adjustments		11,170	4,289	6,881
Foreign currency translation:
Foreign currency translation adjustment	N/A	121,329	—	121,329
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	3,406	1,203	2,203
Change in net investment hedges	N/A	(23,376)	(11,352)	(12,024)
Total other comprehensive income (loss) before reclassification adjustments		(19,970)	(10,149)	(9,821)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	1,103	1,770
Total other comprehensive income (loss)		$115,402	$(4,757)	$120,159

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 29, 2018
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jun. 30, 2018	$(1,095,059)	$(171,043)	$(143,167)	$(1,409,269)
Equity adjustment from foreign currency translation	—	(24,927)	—	(24,927)
Amortization of cash flow hedges	—	—	2,155	2,155
Change in net investment hedges	—	—	8,588	8,588
Change in cash flow hedge	—	—	(3,008)	(3,008)
Net actuarial loss	(32,511)	—	—	(32,511)
Amortization of unrecognized prior service cost	1,600	—	—	1,600
Amortization of unrecognized net actuarial losses	6,529	—	—	6,529
Balance as of Balance as of Sep. 29, 2018	$(1,119,441)	$(195,970)	$(135,432)	$(1,450,843)

	13-Week Period Ended Sep. 30, 2017
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jul. 1, 2017	$(974,232)	$(148,056)	$(140,449)	$(1,262,737)
Equity adjustment from foreign currency translation	—	121,329	—	121,329
Amortization of cash flow hedges	—	—	1,770	1,770
Change in cash flow hedges	—	—	2,203	2,203
Change in net investment hedges	—	—	(12,024)	(12,024)
Amortization of unrecognized prior service cost	1,484	—	—	1,484
Amortization of unrecognized net actuarial losses	5,397	—	—	5,397
Balance as of Balance as of Sep. 30, 2017	$(967,351)	$(26,727)	$(148,500)	$(1,142,578)

11.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first quarter of fiscal 2019, options to purchase 2,550,939 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first quarter of fiscal 2019 was $11.71.

In the first quarter of fiscal 2019, 558,639 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during the first quarter of fiscal 2019 was $75.08. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco’s earnings per share compound annual growth rate and adjusted return on invested capital.

Employee Stock Purchase Plan

Plan participants purchased 227,012 shares of common stock under the Sysco ESPP during the first quarter of fiscal 2019.

The weighted average fair value per right of employee stock purchase rights issued pursuant to the ESPP was $10.24 during the first quarter of fiscal 2019. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $29.2 million and $28.0 million for the first quarter of fiscal 2019 and fiscal 2018, respectively.

As of September 29, 2018, there was $159.1 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.06 years.

12.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the first quarters of fiscal 2019 and 2018 were 19.88% and 32.72%, respectively. The lower effective tax rate for the first quarter of fiscal 2019 is primarily due to lower tax rates enacted from the Tax Cuts and Job Act (Tax Act), the favorable impact of excess tax benefits of equity-based compensation that totaled $14.3 million and the release of certain tax contingencies due to the lapse of statutes of limitations. In the first quarter of fiscal 2018, lower U.S. tax rates from the Tax Act were not yet applicable. The effective tax rate for the first quarter of fiscal 2018 reflects the favorable impact of the excess tax benefits of equity-based compensation that totaled $16.0 million.

In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act, the company recognized the provisional impacts related to re-measurement of deferred tax assets and liabilities and the one-time transition tax in its results for the annual period ended June 30, 2018. As of the first quarter of fiscal 2019, the company has not completed its accounting for all aspects of the Tax Act. The company will continue to gather data and evaluate the impact of the Tax Act after the company has considered additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, state tax authorities and other standard-setting bodies. The company is in the process of completing accounting for the income tax effects of the Tax Act, and will finalize its accounting for the Tax Act in the second quarter of fiscal 2019.

Uncertain Tax Positions

As of September 29, 2018, the gross amount of unrecognized tax benefit and related accrued interest was $6.6 million and $4.3 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

14.  BUSINESS SEGMENT INFORMATION

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

The following tables set forth certain financial information for Sysco’s reportable business segments. Sysco reclassified prior year amounts to conform to the current year presentation of net periodic pension and postretirement benefit costs in accordance with ASU 2017-07.

	13-Week Period Ended
	Sep. 29, 2018	Sep. 30, 2017
Sales:	(In thousands)
U.S. Foodservice Operations	$10,399,411	$9,848,942
International Foodservice Operations	2,920,950	2,903,255
SYGMA	1,621,457	1,640,671
Other	273,461	257,556
Total	$15,215,279	$14,650,424

	13-Week Period Ended
	Sep. 29, 2018	Sep. 30, 2017
Operating income:	(In thousands)
U.S. Foodservice Operations	$815,758	$782,076
International Foodservice Operations	66,772	76,804
SYGMA	2,431	4,845
Other	10,335	6,932
Total segments	895,296	870,657
Corporate	(267,156)	(251,292)
Total operating income	628,140	619,365
Interest expense	89,016	80,884
Other expense (income), net	1,132	(7,975)
Earnings before income taxes	$537,992	$546,456

15.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures have also been guaranteed by these subsidiaries. As of September 29, 2018, Sysco had a total of $8.3 billion in senior notes and debentures that was covered by these guarantees.

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

	Condensed Consolidated Balance Sheet
	Sep. 29, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$370,826	$4,299,713	$3,971,717	$—	$8,642,256
Intercompany receivables	6,861,262	83,000	6,301,987	(13,246,249)	—
Investment in subsidiaries	5,472,246	—	1,082,550	(6,554,796)	—
Plant and equipment, net	278,439	2,150,263	2,038,201	—	4,466,903
Other assets	747,638	669,256	4,536,366	(520,337)	5,432,923
Total assets	$13,730,411	$7,202,232	$17,930,821	$(20,321,382)	$18,542,082
Current liabilities	$1,263,290	$904,086	$4,473,576	$—	$6,640,952
Intercompany payables	1,757,839	3,264,045	8,224,365	(13,246,249)	—
Long-term debt	7,460,238	10,765	443,341	—	7,914,344
Other liabilities	610,469	550,171	671,022	(520,337)	1,311,325
Noncontrolling interest	—	—	36,887	—	36,887
Shareholders’ equity	2,638,575	2,473,165	4,081,630	(6,554,796)	2,638,574
Total liabilities and shareholders’ equity	$13,730,411	$7,202,232	$17,930,821	$(20,321,382)	$18,542,082

	Condensed Consolidated Balance Sheet
	Jun. 30, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$157,994	$4,018,444	$3,827,015	$—	$8,003,453
Intercompany receivables	6,621,438	270,748	5,793,352	(12,685,538)	—
Investment in subsidiaries	4,896,004	—	983,625	(5,879,629)	—
Plant and equipment, net	278,855	2,181,576	2,061,229	—	4,521,660
Other assets	788,473	611,004	4,593,537	(447,723)	5,545,291
Total assets	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404
Current liabilities	$1,233,541	$886,305	$4,468,900	$—	$6,588,746
Intercompany payables	882,487	3,798,134	8,004,917	(12,685,538)	—
Long-term debt	7,470,334	8,285	62,146	—	7,540,765
Other liabilities	649,445	508,387	686,178	(447,723)	1,396,287
Noncontrolling interest	—	—	37,649	—	37,649
Shareholders’ equity	2,506,957	1,880,661	3,998,968	(5,879,629)	2,506,957
Total liabilities and shareholders’ equity	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404

	Condensed Consolidated Balance Sheet
	Sep. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$200,583	$4,228,854	$4,167,565	$—	$8,597,002
Intercompany receivables	4,275,051	966,873	—	(5,241,924)	—
Investment in subsidiaries	7,138,247	—	—	(7,138,247)	—
Plant and equipment, net	261,906	2,032,227	2,094,166	—	4,388,299
Other assets	151,031	514,392	4,767,866	—	5,433,289
Total assets	$12,026,818	$7,742,346	$11,029,597	$(12,380,171)	$18,418,590
Current liabilities	$360,586	$4,859,882	$919,814	$—	$6,140,282
Intercompany payables	—	—	5,241,924	(5,241,924)	—
Long-term debt	8,352,110	7,191	67,058	—	8,426,359
Other liabilities	1,078,868	20,268	434,451	—	1,533,587
Noncontrolling interest	—	—	83,108	—	83,108
Shareholders’ equity	2,235,254	2,855,005	4,283,242	(7,138,247)	2,235,254
Total liabilities and shareholders’ equity	$12,026,818	$7,742,346	$11,029,597	$(12,380,171)	$18,418,590

	Condensed Consolidated Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 29, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$9,479,806	$6,234,158	$(498,685)	$15,215,279
Cost of sales	—	7,660,101	5,150,078	(498,685)	12,311,494
Gross profit	—	1,819,705	1,084,080	—	2,903,785
Operating expenses	220,281	1,052,350	1,003,014	—	2,275,645
Operating income (loss)	(220,281)	767,355	81,066	—	628,140
Interest expense (income) (1)	41,413	(21,538)	69,141	—	89,016
Other expense (income), net	6,600	(54)	(5,414)	—	1,132
Earnings (losses) before income taxes	(268,294)	788,947	17,339	—	537,992
Income tax (benefit) provision	(93,587)	196,445	4,092	—	106,950
Equity in earnings of subsidiaries	605,750	—	94,341	(700,091)	—
Net earnings	431,043	592,502	107,588	(700,091)	431,042
Other comprehensive income (loss)	(41,574)	—	(24,927)	24,927	(41,574)
Comprehensive income	$389,469	$592,502	$82,661	$(675,164)	$389,468

(1)
Interest expense (income) includes $21.5 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the first quarter ended September 29, 2018. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$9,021,657	$6,120,313	$(491,546)	$14,650,424
Cost of sales	—	7,275,423	5,072,879	(491,546)	11,856,756
Gross profit	—	1,746,234	1,047,434	—	2,793,668
Operating expenses	202,956	1,006,152	965,195	—	2,174,303
Operating income (loss)	(202,956)	740,082	82,239	—	619,365
Interest expense (income) (1)	98,996	(23,351)	5,239	—	80,884
Other expense (income), net	(8,707)	785	(53)	—	(7,975)
Earnings (losses) before income taxes	(293,245)	762,648	77,053	—	546,456
Income tax (benefit) provision	(95,959)	249,561	25,214	—	178,816
Equity in earnings of subsidiaries	564,925	—	—	(564,925)	—
Net earnings	367,639	513,087	51,839	(564,925)	367,640
Other comprehensive income (loss)	120,159	—	121,329	(121,329)	120,159
Comprehensive income	$487,798	$513,087	$173,168	$(686,254)	$487,799

(1)
Interest expense (income) includes $23.4 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the first quarter ended September 30, 2017. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Cash Flows
	For the 13-Week Period Ended Sep. 29, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$167,767	$69,459	$33,919	$—	$271,145
Investing activities	361,777	(42,188)	(12,229)	(406,931)	(99,571)
Financing activities	(332,988)	(1,581)	(3,974)	406,931	68,388
Effect of exchange rates on cash	—	—	(2,435)	—	(2,435)
Net increase (decrease) in cash, cash equivalents and restricted cash	196,556	25,690	15,281	—	237,527
Cash, cash equivalents and restricted cash at the beginning of period	29,144	111,843	574,857	—	715,844
Cash, cash equivalents and restricted cash at the end of period	$225,700	$137,533	$590,138	$—	$953,371

(1)	Represents primarily inter-company loans between the subsidiaries and the parent, Sysco Corporation.

	Condensed Consolidated Cash Flows
	For the Sep. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(49,085)	$76,658	$55,202	$—	$82,775
Investing activities	(18,365)	(53,281)	(62,893)	—	(134,539)
Financing activities	76,568	(4,872)	1,199	—	72,895
Effect of exchange rates on cash	—	—	18,570	—	18,570
Net increase (decrease) in cash and cash equivalents	9,118	18,505	12,078	—	39,701
Cash and cash equivalents at the beginning of period	111,576	18,788	739,138	—	869,502
Cash and cash equivalents at the end of period	$120,694	$37,293	$751,216	$—	$909,203

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 30, 2018, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (our 2018 Form 10-K), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

Sysco’s results of operations for fiscal 2019 and 2018 are impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. Our results of operations for fiscal 2019 and 2018 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2019 and 2018 that have been excluded relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). These fiscal 2019 and fiscal 2018 items are collectively referred to as “Certain Items.” Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items.

More information on the rationale for the use of non-GAAP financial measures and reconciliations to generally accepted accounting principles (GAAP) numbers can be found under “Non-GAAP Reconciliations.”

Highlights and Trends

Highlights

Our first quarter performance reflects solid sales growth and improved operating performance as compared to the first quarter of fiscal 2018. These were driven by a variety of initiatives across each of our four strategic priorities. We experienced short-term challenges involving decreased inflation from several key product categories and the impact of Hurricane Florence, as well as more persistent operating expense challenges in the warehouse and transportation areas of our supply chain. We remain focused on working closely with our suppliers and customers to deliver disciplined, profitable growth to enable the achievement of our long-term objectives. Our net earnings and earnings per share, both including and excluding Certain Items, increased for the first quarter of fiscal 2019, as compared to the corresponding period in fiscal 2018, primarily due to operating income improvement and a reduced effective tax rate.

Comparisons of results from the first quarter of fiscal 2019 to the first quarter of fiscal 2018:

•	Sales:

◦	increased 3.9%, or $564.9 million, to $15.2 billion;

•	Operating income:

◦	increased 1.4%, or $8.8 million, to $628.1 million;

◦	adjusted operating income increased 5.1%, or $33.5 million, to $691.7 million;

•	Net earnings:

◦	increased 17.2%, or $63.4 million, to $431.0 million;

◦	adjusted net earnings increased 21.5%, or $84.7 million, to $479.2 million;

•	Basic earnings per share:

◦	increased 18.6%, or $0.13, to $0.83 per share;

•	Diluted earnings per share:

◦	increased 17.4%, or $0.12, to $0.81 per share; and

◦	adjusted diluted earnings per share increased 22.4%, or $0.17, to $0.91 per share.

See “Non-GAAP Reconciliations” for an explanation of the non-GAAP financial measures listed above.

Trends

The macroeconomic environment continues to be favorable in the U.S. as overall consumer confidence remains high, which has driven healthy consumer spending. According to Black Box Intelligence, the restaurant industry saw improved performance, particularly in same-store sales growth, despite lower same-store traffic. In addition, other data points reflect positive implications for longer-term consumer demand, such as faster than anticipated growth in U.S. GDP of 3.5% for the quarter and strength in the labor markets, all factors that historically have represented positive signs for the foodservice industry. The economic outlook in our international geographies, however, remains somewhat mixed. Canada’s economy is performing well, and foodservice sales are projected to continue growing. In the United Kingdom (U.K.), GDP and household consumption are both forecasted to grow over the next year, but consumer sentiment remains negative in the market, with further closures of restaurants and concerns about the food supply chain being driven by continued Brexit negotiations. The remainder of the European market continues to experience healthy foodservice growth and positive economic conditions, due to improving consumer confidence.

Our sales and gross profit growth during the first quarter of fiscal 2019 was driven by strong case growth, including growth in Sysco branded products among our local customers, despite moderating inflation. Our sales growth has been stronger in our U.S. Broadline operations, with slower growth experienced in our International businesses. We expect to have continued volume growth in our U.S. business, as a result of both a healthy macro environment and our initiatives to differentiate our capabilities from the competition. However, we expect to see some softening in year-over-year volume growth due to the annualization of both the HFM and Doerle acquisitions over the next couple of quarters, the annualization of two large national customers that were added in the prior year and the impact of Hurricane Michael. Due to these annualizations, along with the customer mix shift toward more growth with emerging concepts or micro chains, we expect our gross profit dollar growth to moderate.

Our operating expenses increased during the first quarter of fiscal 2019, driven by supply chain costs in both transportation and the warehouse, increased fuel costs and increased bad debt expense in our U.S. Operations. Additionally, we continue to make investments in transformation and integration in our International business. While the strength in the labor markets is a positive factor contributing to sales growth, it is also impacting our operating expenses due to the tightening labor market in the U.S. and Canada, including increased overtime expense and costs associated with hiring. We are addressing these challenges by continuing to drive productivity, putting tighter controls in place on how we manage costs and working with our teams to improve our hiring and training practices to better retain talent in our supply chain operations. Given some of these ongoing challenges, we are accelerating our focus on managing our overall costs and have in place multiple initiatives across the business that will drive cost improvement and enhanced customer service over the next several quarters. These initiatives include:

•
A Finance Transformation Roadmap that increases centralization and standardization of our end-to-end global finance processes and workflow through a digital automation on a modern finance platform. This also allows for increased globalization of certain roles helping to lower our administrative costs;

•	A Smart Spending initiative focused on reducing our overall general and administrative indirect spend in certain categories to drive productivity and savings; and

•	A Canadian Regionalization project which is focused on streamlining our administrative support for our Canadian operations, while maintaining acute focus on our customers.

We expect modest operating income growth during our second fiscal quarter. However, we expect improved performance in the second half of fiscal 2019, partially from increased benefits from the initiatives noted above, and continue to believe that we will achieve the financial objectives associated with our three-year plan.

Strategy

Our objective to improve the overall customer experience is a core element of our success over the past few years and will continue to be a key focus as we move forward. We have identified four strategic priorities that will accelerate our current growth and guide us into the future. These priorities are to:

•	enrich the customer experience;

•	deliver operational excellence;

•	optimize our business; and

•	activate the power of our people.

Fiscal 2019 is the second year in our current three-year plan that was established in fiscal 2018 and includes our financial objectives through fiscal 2020, which will enable us to continue transforming our business, while improving the customer experience of doing business with Sysco. Our key strategic priorities are: enriching the customer experience, delivering operational excellence, optimizing the business and activating the power of our people. These strategies will help us achieve our new target financial objectives, including:

•	reaching $650 million to $700 million of adjusted operating income growth as compared to fiscal 2017;

•	growing earnings per share faster than operating income; and

•	achieving 16% in adjusted return on invested capital for existing businesses.

In accomplishing these goals, we believe that, by fiscal 2020, we could achieve, as compared to fiscal 2017, (1) sales growth of 4% to 4.5%; (2) adjusted operating income growth of 9%; and (3) adjusted diluted earnings per share results in the range of $3.85 to $3.95 in fiscal 2020, representing an increase of approximately 16%. We do not expect our improvements to occur evenly on a quarterly basis. The key levers to achieve these targets include an emphasis on accelerating locally managed customer case growth and driving leverage between gross profit growth and adjusted expense growth. Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2018, which primarily were due to restructuring and Brakes-related acquisition costs.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 29, 2018	Sep. 30, 2017
Sales	100.0%	100.0%
Cost of sales	80.9	80.9
Gross profit	19.1	19.1
Operating expenses	15.0	14.9
Operating income	4.1	4.2
Interest expense	0.6	0.6
Other expense (income), net	—	(0.1)
Earnings before income taxes	3.5	3.7
Income taxes	0.7	1.2
Net earnings	2.8%	2.5%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sep. 29, 2018
Sales	3.9%
Cost of sales	3.8
Gross profit	3.9
Operating expenses	4.7
Operating income	1.4
Interest expense	10.1
Other expense (income), net (1)	(114.2)
Earnings before income taxes	(1.5)
Income taxes	(40.2)
Net earnings	17.2%
Basic earnings per share	18.6%
Diluted earnings per share	17.4
Average shares outstanding	(1.2)
Diluted shares outstanding	(0.8)

(1)	Other expense (income), net was expense of $1.1 million in the first quarter of fiscal 2019 and income of $8.0 million in the first quarter of fiscal 2018.

The following represents our results by reportable segments:

	13-Week Period Ended Sep. 29, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,399,411	$2,920,950	$1,621,457	$273,461	$—	$15,215,279
Sales increase (decrease)	5.6%	0.6%	(1.2)%	6.2%		3.9%
Percentage of total	68.3%	19.2%	10.7%	1.8%		100.0%

Operating income	$815,758	$66,772	$2,431	$10,335	$(267,156)	$628,140
Operating income increase (decrease)	4.3%	(13.1)%	(49.8)%	49.1%		1.4%
Percentage of total segments	91.1%	7.5%	0.3%	1.1%		100.0%
Operating income as a percentage of sales	7.8%	2.3%	0.1%	3.8%		4.1%

	13-Week Period Ended Sep. 30, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,848,942	$2,903,255	$1,640,671	$257,556	$—	$14,650,424
Percentage of total	67.2%	19.8%	11.2%	1.8%		100.0%

Operating income	$782,076	$76,804	$4,845	$6,932	$(251,292)	$619,365
Percentage of total segments	89.8%	8.8%	0.6%	0.8%		100.0%
Operating income as a percentage of sales	7.9%	2.6%	0.3%	2.7%		4.2%

Based on information in Note 14, “Business Segment Information,” in the first quarter of fiscal 2019, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 87.5% of Sysco’s overall sales. In the first quarter of fiscal 2019, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 98.6% of the total segment operating income. This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 29, 2018	13-Week Period Ended Sep. 30, 2017	Change in Dollars	% Change
	(In thousands)
Sales	$10,399,411	$9,848,942	$550,469	5.6%
Gross profit	2,090,227	1,986,283	103,944	5.2
Operating expenses	1,274,469	1,204,207	70,262	5.8
Operating income	$815,758	$782,076	$33,682	4.3%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(In millions)
Cause of change	Percentage	Dollars
Case volume	3.9%	$379.4
Inflation	—	(3.4)
Acquisitions	1.4	135.4
Other (1)	0.3	39.0
Total sales increase	5.6%	$550.4

(1)	Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

Sales for the first quarter of fiscal 2019 were 5.6% higher than the first quarter of fiscal 2018. The primary driver of the increase was a mix of both local and national customer case volume growth in our U.S. Broadline operations. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, increased 5.7% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 and included a 5.2% improvement in locally managed customer case growth, along with an increase of 6.2% in national customer case volume, including chain restaurants and multi-locational restaurants. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 1.5% for the first quarter of fiscal 2019; therefore, organic local case volume, which excludes acquisitions, grew 3.7%.

Operating income increased 4.3% for the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018.

Gross profit dollars increased 5.2% in the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, driven by growth in Sysco brand. Our Sysco brand sales to local customers increased by approximately 64 basis points for the first quarter of fiscal 2019. The estimated change in product costs, an internal measure of inflation or deflation, for the first quarter of fiscal 2019 for our U.S. Broadline operations was inflation of 0.1%, primarily driven by lower inflation in the meat, poultry and produce categories. Gross margin, which is gross profit as a percentage of sales, was 20.10% in the first quarter of fiscal 2019, a decline of 7 basis points from the gross margin of 20.17% in the first quarter of fiscal 2018, primarily from a decrease in the rate of inflation. We also continue to experience accelerating growth with local, emerging concepts, also known as micro-chains. A larger portion of our local growth is currently coming from this type of customer.

Operating expenses for the first quarter of fiscal 2019 increased 5.8%, or $70.3 million, compared to the first quarter of fiscal 2018. Our operating expense growth is primarily driven by increased supply chain costs, including significant overtime expense and costs associated with hiring, due to the tight labor market. Additionally, rising fuel prices and increased bad debt expense contributed to higher costs. The growth in operating expenses for the period included a $48.4 million increase in pay-related expenses in the first quarter of 2019, as compared to the first quarter of fiscal 2018.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 29, 2018	13-Week Period Ended Sep. 30, 2017	Change in Dollars	% Change
	(In thousands)
Sales	$2,920,950	$2,903,255	$17,695	0.6%
Gross profit	615,505	615,103	402	0.1
Operating expenses	548,733	538,299	10,434	1.9
Operating income	$66,772	$76,804	$(10,032)	(13.1)%

Gross profit	$615,505	$615,103	$402	0.1%
Adjusted operating expenses (Non-GAAP)	520,107	519,887	220	—
Adjusted operating income (Non-GAAP)	$95,398	$95,216	$182	0.2%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(In millions)
Cause of change	Percentage	Dollars
Inflation	2.3%	$65.4
Acquisitions	1.1	30.4
Foreign currency	(2.1)	(61.8)
Other (1)	(0.7)	(16.3)
Total sales increase	0.6%	$17.7

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the first quarter of fiscal 2019 were 0.6% higher than the first quarter of fiscal 2018, primarily due to product cost inflation in Europe, partially offset by changes in foreign exchange rates used to translate our foreign sales into U.S. dollars. First quarter sales growth in Canada moderated compared to the first quarter of fiscal 2018. Sales in the U.K. were impacted by rationalization of some customers, as we restructure our operations, along with a saturation of restaurants in the market, partially driven by uncertainty surrounding Brexit. We had moderate increases in sales within our Latin America operations, with solid performance in Costa Rica partially offset by a challenging operating environment in Mexico.

Operating income decreased by $10.0 million, or 13.1%, for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. Canada is experiencing increased transportation and warehouse costs, as well as one-time costs associated with our regionalization efforts. We continue to focus on executing against our long-term plans by investing in necessary capabilities across our International businesses and leveraging our position as a platform for future growth.

Gross profit dollars increased by 0.1% in the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, primarily attributable to inflation, along with volume growth in our Europe and Latin America operations.

Operating expenses for the first quarter of fiscal 2019 increased 1.9%, or $10.4 million, compared to the first quarter of fiscal 2018. Our strategic transformation efforts across Europe continue with the integration of Sysco France, along with the final phases of cost synergies occurring in Ireland, as we combine Brakes and Pallas Foods. Additionally, our ongoing investment in the multi-temperature distribution in the U.K. is moving forward and will eventually enable us to improve our overall cost structure and customer experience, as we reconfigure the supply chain network across the country. Certain Items applicable to this segment include Brakes Acquisition-related costs and restructuring costs within our European and Canadian operations.

Results of SYGMA and Other Segment

For SYGMA, sales were 1.2% lower in the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, primarily from a modest decline in case volume resulting from a decrease in volume from certain customers, as we take a disciplined approach to growing the business. Operating income decreased by $2.4 million in the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, due to increased expenses, including transportation and warehouse costs in the supply chain. We continue to look for opportunities to improve our value proposition in this important chain restaurant segment, while also looking for synergistic opportunities for growth.

For the operations that are grouped within Other, operating income decreased 49.1%, or $3.4 million, in the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018. Guest Supply also experienced cost challenges, due to a combination of tariffs, which began to put pressure on certain product categories in the business, and increased cost of shipping products to our customers. Overall, sales growth in the hospitality segment is improving, and we are working on a variety of activities and initiatives to mitigate some of the increased operating expense associated with the business.

Corporate Expenses

Corporate expenses in the first quarter of fiscal 2019 increased $14.2 million, or 5.7%, as compared to the first quarter of fiscal 2018, due primarily to an increase in pay-related expenses driven by higher severance and relocation charges. The increase in expenses was partially offset by a decrease in insurance costs in the first quarter of fiscal 2019. Corporate expenses, on an adjusted basis, decreased $0.3 million, or 0.1%, as compared to the first quarter of fiscal 2018.

Included in corporate expenses are Certain Items that totaled $34.9 million in the first quarter of fiscal 2019, as compared to $20.4 million in the first quarter of fiscal 2018. Certain Items impacting the first quarter of fiscal 2019 were primarily expenses associated with our business transformation initiatives and severance charges. Certain Items for the first quarter of fiscal 2018 were primarily expenses associated with our business transformation projects, Brakes integration costs and severance charges.

Interest Expense

Interest expense increased $8.1 million for the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, primarily due to higher floating interest rates.

Net Earnings

Net earnings increased 17.2% in the first quarter of fiscal 2019, as compared to the first quarter of the prior year, due primarily to the items noted above, as well as items impacting our income taxes that are discussed in Note 2, “Changes in Accounting,” and Note 12, “Income Taxes.” Adjusted net earnings, excluding Certain Items, increased 21.5% in the first quarter of fiscal 2019, primarily from gross profit growth and favorable expense comparisons, as well as tax benefits.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2019 were $0.83, an 18.6% increase from the comparable prior year period amount of $0.70 per share. Diluted earnings per share in the first quarter of fiscal 2019 were $0.81, a 17.4% increase from the comparable prior year period amount of $0.69 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first quarter of fiscal 2019 were $0.91, a 22.4% increase from the comparable prior year period amount of $0.74 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first quarter of fiscal 2019.

Non-GAAP Reconciliations

Sysco’s results of operations for the first quarter of each of fiscal 2019 and 2018 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. Our results of operations for fiscal 2019 and 2018 were also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. All acquisition-related costs in fiscal 2019 and 2018 that have been excluded relate to the fiscal 2017 Brakes Acquisition.

The first quarter fiscal 2019 and fiscal 2018 items described above and excluded from our non-GAAP measures are collectively referred to as “Certain Items.” Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, facilitating comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

Although Sysco has a history of growth through acquisitions, the Brakes Group was significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2019 and fiscal 2018.

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

	13-Week Period Ended Sep. 29, 2018	13-Week Period Ended Sep. 30, 2017	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$2,275,645	$2,174,303	$101,342	4.7%
Impact of restructuring and transformational project costs (1)	(40,903)	(19,053)	(21,850)	114.7
Impact of acquisition-related costs (2)	(22,636)	(19,745)	(2,891)	14.6
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,212,106	$2,135,505	$76,601	3.6%

Operating income (GAAP)	$628,140	$619,365	$8,775	1.4%
Impact of restructuring and transformational project costs (1)	40,903	19,053	21,850	114.7
Impact of acquisition-related costs (2)	22,636	19,745	2,891	14.6
Operating income adjusted for Certain Items (Non-GAAP)	$691,679	$658,163	$33,516	5.1%

Net earnings (GAAP)	$431,042	$367,640	$63,402	17.2%
Impact of restructuring and transformational project costs (1)	40,903	19,053	21,850	114.7
Impact of acquisition-related costs (2)	22,636	19,745	2,891	14.6
Tax impact of restructuring and transformational project costs (3)	(10,674)	(6,943)	(3,731)	53.7
Tax impact of acquisition-related costs (3)	(4,691)	(4,998)	307	(6.1)
Net earnings adjusted for Certain Items (Non-GAAP)	$479,216	$394,497	$84,719	21.5%

Diluted earnings per share (GAAP)	$0.81	$0.69	$0.12	17.4%
Impact of restructuring and transformational project costs (1)	0.08	0.04	0.04	100.0
Impact of acquisition-related costs (2)	0.04	0.04	—	—
Tax impact of restructuring and transformational project costs (3)	(0.02)	(0.01)	(0.01)	100.0
Tax impact of acquisition-related costs (3)	(0.01)	(0.01)	—	—
Diluted EPS adjusted for certain items (Non-GAAP) (4)	$0.91	$0.74	$0.17	22.4%

(1)
Fiscal 2019 includes $26 million related to various transformation initiative costs and $15 million related to severance, restructuring and facility closure charges. Fiscal 2018 includes $13 million related to business technology costs and professional fees on three-year financial objectives and $6 million related to restructuring charges.

(2)
Fiscal 2019 and fiscal 2018 include $21 million and $13 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $1 million and $5 million, respectively, in integration costs.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented:

	13-Week Period Ended Sep. 29, 2018	13-Week Period Ended Sep. 30, 2017	Change in Dollars	% Change
	(In thousands)
INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$548,733	$538,299	$10,434	1.9%
Impact of restructuring and transformational project costs (1)	(6,727)	(3,898)	(2,829)	NM
Impact of acquisition-related costs (2)	(21,899)	(14,514)	(7,385)	50.9
Operating expenses adjusted for Certain Items (Non-GAAP)	$520,107	$519,887	$220	—%

Operating income (GAAP)	$66,772	$76,804	$(10,032)	(13.1)%
Impact of restructuring and transformational project costs (1)	6,727	3,898	2,829	NM
Impact of acquisition related costs (2)	21,899	14,514	7,385	50.9
Operating income adjusted for Certain Items (Non-GAAP)	$95,398	$95,216	$182	0.2%

CORPORATE
Operating expenses (GAAP)	$264,348	$250,140	$14,208	5.7%
Impact of restructuring and transformational project costs (3)	(34,176)	(15,154)	(19,022)	125.5
Impact of acquisition-related costs (4)	(737)	(5,232)	4,495	(85.9)
Operating expenses adjusted for Certain Items (Non-GAAP)	$229,435	$229,754	$(319)	(0.1)%

Operating income (GAAP)	$(267,156)	$(251,292)	$(15,864)	6.3%
Impact of restructuring and transformational project costs (3)	34,176	15,154	19,022	125.5
Impact of acquisition-related costs (4)	737	5,232	(4,495)	(85.9)
Operating income adjusted for Certain Items (Non-GAAP)	$(232,243)	$(230,906)	$(1,337)	0.6%

(1)	Includes restructuring charges and charges related to business transformation projects.

(2)	Fiscal 2019 and fiscal 2018 include $21 million and $13 million, respectively, related to intangible amortization expense from the Brakes Acquisition.

(3)	Fiscal 2019 and fiscal 2018 include various transformation initiative costs and severance charges related to restructuring.

(4)	Fiscal 2019 and fiscal 2018 include $1 million and $5 million, respectively, related to integration costs from the Brakes Acquisition.

Three-Year Financial Targets

Sysco management considers adjusted ROIC to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company’s long-term capital investments. In addition, we have targets and expectations that are based on adjusted results, including an adjusted ROIC target of 16% under our three-year plan. We cannot predict with certainty whether or when we will achieve these results or whether the calculation of our ROIC in such future periods will be on an adjusted basis due to the effect of Certain Items, which would be excluded from such calculation. Due to these uncertainties, to the extent our future calculation of ROIC is on an adjusted basis excluding Certain Items, we cannot provide a quantitative reconciliation of this non-GAAP measure to the most directly comparable GAAP measure without unreasonable effort. However, we would expect to calculate adjusted ROIC, if applicable, in the same manner as we have calculated this historically. All components of our adjusted ROIC calculation would be impacted by Certain Items. We calculate adjusted ROIC as adjusted net earnings divided by (i) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year.

Form of calculation:
Net earnings (GAAP)
Impact of Certain Items on net earnings
Adjusted net earnings (Non-GAAP)

Invested Capital (GAAP)
Adjustments to invested capital
Adjusted Invested capital (Non-GAAP)

Return on invested capital (GAAP)
Return on invested capital (Non-GAAP)

Additional targets and expectations include our adjusted operating income target that we expect to achieve by the end of fiscal 2020 under our three-year plan. Our three-year plan further includes target amounts for adjusted net earnings and adjusted diluted earnings per share. Due to uncertainties in projecting Certain Items, we cannot provide a quantitative reconciliation of these non-GAAP measures to the most directly comparable GAAP measures without unreasonable effort. However, we would expect to calculate these adjusted results, if applicable, in the same manner as the reconciliations provided for historical periods presented herein. The impact of future Certain Items could cause projected non-GAAP amounts to differ significantly from our GAAP results.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first quarter of fiscal 2019 to the first quarter of fiscal 2018:

•	Cash flows from operations were $271.1 million in fiscal 2019, compared to $82.8 million in fiscal 2018;

•	Net capital expenditures totaled $100.5 million in fiscal 2019, compared to $134.5 million in fiscal 2018;

•	Free cash flow was $170.7 million in fiscal 2019, compared to negative free cash flow of $51.8 million in fiscal 2018 (see “Non-GAAP Reconciliations” below under the heading “Free Cash Flow”);

•	There were no commercial paper issuances or net bank borrowings in fiscal 2019, compared to $745.1 million of commercial paper issuances and net bank borrowings in fiscal 2018;

•	Dividends paid were $187.2 million in fiscal 2019, compared to $174.9 million in fiscal 2018; and

•	Cash paid for treasury stock repurchases was $204.6 million in fiscal 2019, compared to $550.1 million in fiscal 2018.

In addition, with regard to our senior notes:

•	We issued $384.6 million in new senior notes in fiscal 2019 within a Canadian subsidiary.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position; however, our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations. Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. This trend was more pronounced in the first quarter of fiscal 2018.

As of September 29, 2018, we had $790.3 million in cash and cash equivalents, approximately 36% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive), must maintain a sufficient level of cash to fund future reserve payments. As of September 29, 2018, we had $162.9 million of restricted cash and restricted cash equivalents primarily held by the Captive in a cash deposit account in order to meet solvency requirements.

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

Cash Flows

Operating Activities

We generated $271.1 million in cash flows from operations in the first quarter of fiscal 2019, compared to cash flows of $82.8 million in the first quarter of fiscal 2018. This increase of $188.4 million year-over-year is largely due to a change in working capital.

Changes in working capital, specifically accounts payable and accounts receivable, had a positive impact of $186.1 million on cash flow from operations period-over-period. There was a favorable comparison on accounts payable and accounts receivable, which was partially offset by unfavorable comparisons on inventory. The net increase in working capital is attributable to working capital initiatives enabling lower payments to suppliers and quicker cash collections from customers year-over-year.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2019 primarily consisted of facility replacements and expansions, technology equipment, fleet and warehouse equipment. Our capital expenditures in the first quarter of fiscal 2019 were higher by $31.9 million, as compared to the first quarter of fiscal 2018.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment. Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. Our free cash flow for the first quarter of fiscal 2019 increased by $222.4 million, to $170.7 million, as compared to the first quarter of fiscal 2018, principally as a result of a year-over-year increase in cash flows from operations and reduced capital expenditures.

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

	13-Week Period Ended Sep. 29, 2018	13-Week Period Ended Sep. 30, 2017
	(In thousands)
Net cash provided by operating activities (GAAP)	$271,145	$82,775
Additions to plant and equipment	(104,322)	(136,261)
Proceeds from sales of plant and equipment	3,839	1,722
Free Cash Flow (Non-GAAP)	$170,662	$(51,764)

Seasonal trends also impact our free cash flow, as we typically use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $84.4 million in the first quarter of fiscal 2019, as compared to $57.1 million in the first quarter of fiscal 2018. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. The number of shares acquired and their cost during the first quarter of fiscal 2019 were 2.8 million shares for $204.6 million, compared to 10.5 million shares repurchased in the first quarter of fiscal 2018 for $550.1 million. Given that our share repurchases are based on a set dollar amount program and with the increase in our share price, fewer shares are being repurchased than during the same period last year. The aggregate dollar amount of share repurchases in the first quarter of fiscal 2019 is less than the first quarter of fiscal 2018 due to timing, as we expect share repurchases to increase during the remainder of fiscal 2019. Our February 2017 authorization was completed in the first quarter of fiscal 2018 and all remaining purchases are being made under the November 2017 authorization. We repurchased approximately 718,000 additional shares for $52.1 million through October 12, 2018, resulting in a remaining authorization under this program of approximately $1.3 billion. The number of shares we repurchase during the remainder of fiscal 2019 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first quarter of fiscal 2019 were $187.2 million, or $0.36 per share, as compared to $174.9 million, or $0.33 per share, in the first quarter of fiscal 2018. In July 2018, we declared our regular quarterly dividend for the first quarter of fiscal 2019 of $0.36 per share, which was paid in October 2018.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 8, “Debt.” Our outstanding borrowings at September 29, 2018, and repayment activity since the close of the first quarter of fiscal 2019, are disclosed within that note. Updated amounts through October 12, 2018, include:

•	$38.9 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

During the first quarter of fiscal 2019 and 2018, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 2.17% and 1.40%, respectively.

Included in current maturities of long-term debt as of September 29, 2018 are senior notes totaling $250 million, which mature in March 2019 and senior notes totaling $500 million, which mature in April 2019. It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes or a combination thereof.

Contractual Obligations

Our 2018 Form 10-K contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 30, 2018. Since June 30, 2018, there have been no material changes to our specified contractual obligations.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to the company-sponsored pension plans, income taxes, goodwill and intangible assets and share-based compensation, which are described in Item 7 of our 2018 Form 10-K.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continues,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. Examples of forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the continued growth of foodservice sales internationally and related factors, including GDP and household consumption in the United Kingdom;

•	our expectations regarding a softening in year-over-year growth numbers and the moderation of our gross profit dollar growth;

•	statements regarding the execution of our long-term plans, including investments in transformation and integration in our International business;

•
our expectations regarding initiatives that will drive cost improvement and enhance customer service over the next several quarters, including (i) the Finance Transformation Roadmap and our expectation that we will receive financial benefits from this initiative, (ii) Smart Spending and our expectation that this initiative will provide unprecedented visibility, ownership and performance management in all areas of our business, and (iii) Canadian Regionalization and our expectation that this initiative will contribute to increased cost savings;

•	our four strategic priorities, including, but not limited to, enriching the customer experience, delivering operational excellence, optimizing the business and activating the power of our people;

•
projections of future performance under our three-year strategic financial plan, including, but not limited to, our expectation that we will reach $650 to $700 million of adjusted operating income growth, our goal of growing earnings per share faster than operating income, achieving 16% in adjusted return on invested capital improvement for existing businesses, and our goals of sales growth of 4% to 4.5%, adjusted operating growth of 9% and adjusted diluted earnings per share results in the range of $3.85 to $3.95 in fiscal 2020;

•	our expectation regarding the acceleration of locally managed customer case growth and driving leverage between gross profit and adjusted expense growth;

•	our expectations regarding accelerating growth with local, emerging concepts, also known as micro-chains;

•	our expectations regarding our ability to improve our overall cost structure and customer experience in the United Kingdom;

•	the impact of seasonal trends on our free cash flow;

•	our expectations regarding continued volume growth;

•	our expectations regarding modest operating income growth during our second fiscal quarter and improved performance in the second half of fiscal 2019;

•	our expectations regarding locally managed customer case growth and customer experience;

•	our expectations regarding the use of remaining cash generated from operations;

•	our expectations regarding the impact of potential acquisitions and sales of assets on our liquidity, borrowing capacity, leverage ratios and capital availability;

•	our expectations regarding the calculation of adjusted return on invested capital, adjusted operating income, adjusted net earnings and adjusted diluted earnings per share;

•	our expectations regarding the impact of future Certain Items on our projected future non-GAAP and GAAP results;

•	our expectations regarding cash held by international subsidiaries, including our need to repatriate cash held outside of the U.S. in a tax-efficient manner;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	our ability to meet future cash requirements, including the ability to access financial markets effectively, including issuances of debt securities, and maintain sufficient liquidity;

•	our ability to effectively access the commercial paper market and long-term capital markets;

•	our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof; and

•	our expectations regarding share repurchases.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our 2018 Form 10-K:

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;

•	risks related to unfavorable conditions in North America and Europe and the impact on our results of operations and financial condition;

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

•
the risk that competition in our industry and the impact of GPOs may adversely impact our margins and our ability to retain customers and make it difficult for us to maintain our market share, growth rate and profitability;

•	the risk that our relationships with long-term customers may be materially diminished or terminated;

•	the risk that changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations;

•	the risk that changes in applicable tax laws or regulations and the resolution of tax disputes could negatively affect our financial results;

•	the risk that we may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs;

•	the risk of interruption of supplies and increase in product costs as a result of conditions beyond our control;

•	the potential impact on our reputation and earnings of adverse publicity or lack of confidence in our products;

•	risks related to unfavorable changes to the mix of locally managed customers versus corporate-managed customers;

•	the risk that we may not realize anticipated benefits from our operating cost reduction efforts;

•	difficulties in successfully expanding into international markets and complimentary lines of business;

•	the potential impact of product liability claims;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;

•	risks related to our ability to effectively finance and integrate acquired businesses;

•	risks related to our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;

•	our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our 2018 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. There have been no significant changes to our market risks since June 30, 2018, except as noted below.

Interest Rate Risk

At September 29, 2018, there were no commercial paper issuances outstanding. Total debt as of September 29, 2018 was $8.7 billion, of which approximately 75% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first quarter of fiscal 2019 and fiscal 2018.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of September 29, 2018, we had diesel fuel swaps with a total notional amount of approximately 49 million gallons through August 2019. These swaps will lock in the price of approximately 55% to 60% of our projected fuel purchase needs for fiscal 2019. Additional swaps have been entered into for hedging activity in fiscal 2020. As of September 29, 2018, we had diesel fuel swaps with a total notional amount of approximately 12 million gallons specific to fiscal 2020. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 29, 2018, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the first quarter of fiscal 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
July 1 – July 28	822,390	$70.05	822,390	—
Month #2
July 29 – August 25	974,546	70.99	972,143	—
Month #3
August 26 – September 29	1,051,643	74.18	1,051,643	—
Totals	2,848,579	$71.90	2,846,176	—

(1)	The total number of shares purchased includes 0, 2,403 and 0 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We routinely engage in share repurchase programs. In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. We executed all $1.0 billion under this authorization through August 2018. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. This repurchase program is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. The share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.”

We repurchased 2.8 million shares during the first quarter of fiscal 2019, resulting in a remaining authorization under our program of approximately $1.3 billion. We purchased 10.5 million shares in the first quarter of fiscal 2018. We purchased approximately 718,000 additional shares under our authorization through October 12, 2018. The number of shares we repurchase during the remainder of fiscal 2019 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

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

Sysco Corporation
(Registrant)

Date: November 5, 2018	By:	/s/ THOMAS L. BENÉ
Thomas L. Bené
President and Chief Executive Officer

Date: November 5, 2018	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: November 5, 2018	By:	/s/ ANITA A. ZIELINSKI
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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1#†	—	Sysco Corporation Fiscal 2019 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective July 26, 2018.

10.2#†	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2019) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan.

10.3#†	—	Form of Stock Option Grant Agreement (Fiscal Year 2019) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan.

10.4†	—
Summary of Named Executive Officer Compensation, incorporated by reference to the section entitled “Executive Compensation” in the Sysco Corporation Proxy Statement filed on October 5, 2018 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018 filed with the SEC on November 5, 2018, formatted in XBRL includes: (i) Consolidated Balance Sheets as of September 29, 2018, June 30, 2018 and September 30, 2017, (ii) Consolidated Results of Operations for the thirteen week period ended September 29, 2018 and September 30, 2017, (iii) Consolidated Statements of Comprehensive Income for the thirteen week period ended September 29, 2018 and September 30, 2017, (iv) Consolidated Cash Flows for the thirteen week period ended September 29, 2018 and September 30, 2017, and (v) the Notes to Consolidated Financial Statements.

___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith