Form 10-Q
period 2018-12-29
SYSCO CORP
filed 2019-02-05
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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
Yes ☐     No ☑

513,462,661 shares of common stock were outstanding as of January 18, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Dec. 29, 2018	Jun. 30, 2018	Dec. 30, 2017
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$744,808	$552,325	$961,067
Accounts and notes receivable, less allowances of $44,418, $25,768 and $52,588	4,147,367	4,073,723	3,953,643
Inventories, net	3,310,312	3,125,413	3,174,012
Prepaid expenses and other current assets	212,289	187,880	183,446
Income tax receivable	23,007	64,112	—
Total current assets	8,437,783	8,003,453	8,272,168
Plant and equipment at cost, less depreciation	4,375,550	4,521,660	4,366,292
Other long-term assets
Goodwill	3,875,973	3,955,485	4,001,020
Intangibles, less amortization	899,939	979,812	1,056,335
Deferred income taxes	77,191	83,666	92,950
Other assets	527,740	526,328	430,605
Total other long-term assets	5,380,843	5,545,291	5,580,910
Total assets	$18,194,176	$18,070,404	$18,219,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$6,101	$4,176	$6,629
Accounts payable	4,230,215	4,136,482	3,745,817
Accrued expenses	1,723,246	1,608,966	1,567,362
Accrued income taxes	4,571	56,793	128,446
Current maturities of long-term debt	786,037	782,329	534,716
Total current liabilities	6,750,170	6,588,746	5,982,970
Long-term liabilities
Long-term debt	8,019,846	7,540,765	8,312,489
Deferred income taxes	233,601	319,124	143,794
Other long-term liabilities	987,566	1,077,163	1,477,991
Total long-term liabilities	9,241,013	8,937,052	9,934,274
Commitments and contingencies
Noncontrolling interest	35,357	37,649	33,524
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,465,461	1,383,619	1,361,471
Retained earnings	10,654,711	10,348,628	9,708,261
Accumulated other comprehensive loss	(1,524,407)	(1,409,269)	(1,116,028)
Treasury stock at cost, 251,658,719, 244,533,248 and 243,764,879 shares	(9,193,304)	(8,581,196)	(8,450,277)
Total shareholders’ equity	2,167,636	2,506,957	2,268,602
Total liabilities and shareholders' equity	$18,194,176	$18,070,404	$18,219,370
Note: The June 30, 2018 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 29, 2018	Dec. 30, 2017
Sales	$14,765,707	$14,411,490	$29,980,986	$29,061,914
Cost of sales	11,993,995	11,712,104	24,305,489	23,568,860
Gross profit	2,771,712	2,699,386	5,675,497	5,493,054
Operating expenses	2,319,817	2,170,834	4,595,462	4,345,137
Operating income	451,895	528,552	1,080,035	1,147,917
Interest expense	87,113	85,986	176,129	166,870
Other expense (income), net	10,197	(9,162)	11,329	(17,137)
Earnings before income taxes	354,585	451,728	892,577	998,184
Income taxes	87,205	167,615	194,155	346,431
Net earnings	$267,380	$284,113	$698,422	$651,753

Net earnings:
Basic earnings per share	$0.52	$0.55	$1.34	$1.24
Diluted earnings per share	0.51	0.54	1.33	1.23

Average shares outstanding	517,871,328	521,284,182	519,363,973	524,286,931
Diluted shares outstanding	524,600,510	527,249,587	526,817,501	530,156,510

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 29, 2018	Dec. 30, 2017
Net earnings	$267,380	$284,113	$698,422	$651,753
Other comprehensive income (loss):
Foreign currency translation adjustment	(101,533)	19,254	(126,460)	140,584
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155	4,310	3,925
Change in net investment hedges	26,469	(4,153)	35,057	(16,177)
Change in cash flow hedges	(8,784)	917	(11,792)	3,118
Amortization of prior service cost	1,600	1,807	3,200	3,291
Amortization of actuarial loss, net	6,529	6,571	13,058	11,968
Actuarial loss, net	—	—	(32,511)	—
Total other comprehensive (loss) income	(73,564)	26,551	(115,138)	146,709
Comprehensive income	$193,816	$310,664	$583,284	$798,462

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	26-Week Period Ended
	Dec. 29, 2018	Dec. 30, 2017
Cash flows from operating activities:
Net earnings	$698,422	$651,753
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	54,199	51,612
Depreciation and amortization	392,413	370,316
Amortization of debt issuance and other debt-related costs	10,814	14,395
Deferred income taxes	(89,098)	37,005
Provision for losses on receivables	27,647	20,151
Other non-cash items	411	12,986
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(137,314)	99,713
(Increase) in inventories	(204,437)	(133,374)
(Increase) in prepaid expenses and other current assets	(31,465)	(33,484)
Increase (decrease) in accounts payable	131,715	(286,899)
Increase (decrease) in accrued expenses	92,100	(21,802)
(Decrease) increase in accrued income taxes	(11,117)	120,397
(Increase) in other assets	(21,138)	(29,508)
Increase in other long-term liabilities	4,638	59,943
Net cash provided by operating activities	917,790	933,204
Cash flows from investing activities:
Additions to plant and equipment	(223,825)	(258,577)
Proceeds from sales of plant and equipment	6,901	3,878
Acquisition of businesses, net of cash acquired	(88)	(147,644)
Net cash (used for) investing activities	(217,012)	(402,343)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	109,900	630,265
Other debt borrowings	383,163	5,465
Other debt repayments	(16,617)	(10,368)
Proceeds from stock option exercises	137,896	172,298
Treasury stock purchases	(739,205)	(750,532)
Dividends paid	(379,216)	(346,920)
Other financing activities	(6,653)	(10,136)
Net cash (used for) financing activities	(510,732)	(309,928)
Effect of exchange rates on cash, cash equivalents and restricted cash	(8,904)	23,510
Net increase in cash, cash equivalents and restricted cash	181,142	244,443
Cash, cash equivalents and restricted cash at beginning of period	715,844	869,502
Cash, cash equivalents and restricted cash at end of period	$896,986	$1,113,945
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$158,574	$136,279
Income taxes	328,574	75,841

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

These financial statements and related notes have been presented in compliance with the Securities and Exchange Commission’s (SEC) Final Rule Release No. 33-10532, Disclosure Update and Simplification, effective for all filings made on or after November 5, 2018. Sysco has complied with all relevant disclosure requirements, with the exception of adding the changes in stockholders’ equity disclosures for interim periods, which for Sysco, is allowed to be first included in its Form 10-Q for the quarter ending March 30, 2019.

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	Dec. 29, 2018	Dec. 30, 2017
	(In thousands)
Cash and cash equivalents	$744,808	$961,067
Restricted cash (1)	152,178	152,878
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$896,986	$1,113,945

(1)
Restricted cash as of December 29, 2018 primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in the consolidated balance sheet as of December 29, 2018.

2. CHANGES IN ACCOUNTING

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard superseded existing revenue recognition standards and eliminated all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sysco adopted the new standard effective July 1, 2018 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on Sysco’s consolidated balance sheet or consolidated results of operations as of the adoption date or for the period ended December 29, 2018.

Guidance in Presentation of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Invitees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. The company adopted this ASU retrospectively, effective July 1, 2018. The adoption of ASU 2016-15 did not have a material effect on the company’s consolidated cash flow statement as of the adoption date or for the period ended December 29, 2018.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable. The company adopted this ASU effective July 1, 2018, resulting in net cost of $8.9 million in the second quarter of fiscal 2019 and net cost of $17.8 million for the first 26 weeks of fiscal 2019 being reported in other expense (income), net that would have previously been included in operating expense. The ASU was applied retrospectively, resulting in net benefit of $3.7 million in the second quarter of fiscal 2019 and net benefit of $7.5 million for the first 26 weeks of fiscal 2018 being reported in other expense (income), net.

3.  NEW ACCOUNTING STANDARDS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. In addition, Topic 842 expands the disclosure requirements of lease arrangements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which is fiscal 2020 for Sysco, with early adoption permitted.

To assess the impact of the standard, the company has formed a cross-functional steering committee to review the amended guidance and subsequent clarifications in order to understand the potential impact the new standard could have on the company’s consolidated financial statements and disclosures, business processes, and internal controls. The company is in the process of gathering lease data, reviewing its lease portfolio, and completing an impact assessment with respect to the adoption of the provisions of the new standard. To facilitate this ongoing process, the company is currently implementing a third-party lease accounting software. The company will finalize its assessment in fiscal 2019 and adopt this standard on June 30, 2019, the first day of fiscal 2020.

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

4. REVENUE

Adoption of ASC Topic 606, “Revenues from Contracts with Customers”

On July 1, 2018, Sysco adopted ASC Topic 606 with no significant impact to its financial position or results of operations, using the modified retrospective method. There were no contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts have not been restated and continue to be reported in accordance with our historic accounting under Topic 605. Sysco had no adjustment to opening retained earnings as of July 1, 2018 as a result of adopting ASC Topic 606. There was no material impact on revenues for the quarter and 26 weeks ended December 29, 2018 as a result of applying ASC Topic 606.

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

Contract Balances

After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in Accounts and notes receivable, less allowances in the consolidated balance sheet, were $3.9 billion and $3.8 billion as of December 29, 2018 and June 30, 2018, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in Other Assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of December 29, 2018, Sysco’s contract assets were immaterial. Sysco has no material commissions paid that are directly attributable to obtaining a particular contract.

Disaggregation of Sales

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Dec. 29, 2018
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,084,648	$409,086	$374,069	$—	$2,867,803
Canned and dry products	1,799,535	611,609	66,719	—	2,477,863
Frozen fruits, vegetables, bakery and other	1,417,063	354,178	315,129	—	2,086,370
Dairy products	1,041,436	306,364	148,103	—	1,495,903
Poultry	1,001,579	209,542	208,674	—	1,419,795
Fresh produce	927,997	322,020	57,048	—	1,307,065
Paper and disposables	681,890	87,376	181,896	14,175	965,337
Seafood	581,655	196,413	23,451	—	801,519
Beverage products	271,182	161,317	136,244	20,422	589,165
Other (1)	280,120	232,693	25,274	216,800	754,887
Total Sales	$10,087,105	$2,890,598	$1,536,607	$251,397	$14,765,707

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Dec. 30, 2017
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$1,975,717	$411,726	$375,602	$—	$2,763,045
Canned and dry products	1,742,913	579,881	89,274	—	2,412,068
Frozen fruits, vegetables, bakery and other	1,316,229	645,354	289,133	—	2,250,716
Dairy products	1,019,134	308,362	162,372	—	1,489,868
Poultry	997,225	212,552	277,820	—	1,487,597
Fresh produce	902,943	256,746	63,947	—	1,223,636
Paper and disposables	637,520	98,258	183,205	13,445	932,428
Seafood	555,996	182,393	21,109	—	759,498
Beverage products	266,102	48,819	140,190	19,441	474,552
Other (1)	267,446	124,952	30,493	195,191	618,082
Total Sales	$9,681,225	$2,869,043	$1,633,145	$228,077	$14,411,490

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	26-Week Period Ended Dec. 29, 2018
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$4,206,167	$829,542	$746,401	$—	$5,782,110
Canned and dry products	3,651,702	1,223,079	144,341	—	5,019,122
Frozen fruits, vegetables, bakery and other	2,840,449	982,735	606,995	—	4,430,179
Dairy products	2,127,840	624,711	302,909	—	3,055,460
Poultry	2,028,515	425,124	480,735	—	2,934,374
Fresh produce	1,865,577	579,564	121,897	—	2,567,038
Paper and disposables	1,392,649	191,915	370,512	30,584	1,985,660
Seafood	1,243,342	384,850	48,835	—	1,677,027
Beverage products	561,752	213,388	283,538	43,601	1,102,279
Other (1)	568,523	356,640	51,901	450,673	1,427,737
Total Sales	$20,486,516	$5,811,548	$3,158,064	$524,858	$29,980,986

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	26-Week Period Ended Dec. 30, 2017
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$4,006,857	$846,365	$761,851	$—	$5,615,073
Canned and dry products	3,481,591	1,173,234	166,759	—	4,821,584
Frozen fruits, vegetables, bakery and other	2,582,958	1,271,422	561,725	—	4,416,105
Poultry	2,043,911	420,017	574,719	—	3,038,647
Dairy products	2,036,796	624,016	329,059	—	2,989,871
Fresh produce	1,826,735	522,329	129,493	—	2,478,557
Paper and disposables	1,293,829	202,368	365,034	28,835	1,890,066
Seafood	1,176,317	365,664	44,884	—	1,586,865
Beverage products	541,232	99,878	285,264	42,452	968,826
Other (1)	539,941	247,005	55,028	414,346	1,256,320
Total Sales	$19,530,167	$5,772,298	$3,273,816	$485,633	$29,061,914

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

5.  ACQUISITIONS

There were no new acquisitions in the first 26 weeks of fiscal 2019. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of December 29, 2018, aggregate contingent consideration outstanding was $14.1 million, of which $9.4 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 measurement.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of December 29, 2018, June 30, 2018 and December 30, 2017:

	Assets and Liabilities Measured at Fair Value as of Dec. 29, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$298,461	$200	$—	$298,661
Other assets (1)	152,178	—	—	152,178
Total assets at fair value	$450,639	$200	$—	$450,839

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Jun. 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$169,214	$30,190	$—	$199,404
Other assets (1)	163,519	—	—	163,519
Total assets at fair value	$332,733	$30,190	$—	$362,923

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Dec. 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$241,071	$43,191	$—	$284,262
Other assets (1)	145,734	7,143	—	152,877
Total assets at fair value	$386,805	$50,334	$—	$437,139

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $8.8 billion, $8.4 billion and $9.2 billion as of December 29, 2018, June 30, 2018 and December 30, 2017, respectively. The carrying value of total debt was $8.8 billion, $8.3 billion and $8.9 billion as of December 29, 2018, June 30, 2018 and December 30, 2017, respectively.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. In December 2018, the company entered into an interest rate swap agreement that effectively converted €500.0 million of fixed rate debt maturing in 2023 to floating rate debt.

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

None of the Company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of December 29, 2018 are below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
April 2019	U.S. Dollar	500
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (January 2019 to April 2019)	Swedish Krona	261
Various (January 2019 to October 2019)	British Pound Sterling	20
Various (January 2019 to December 2019)	U.S. Dollar	1
June 2021	Canadian Dollar	300
July 2021	British Pound Sterling	234
August 2021	British Pound Sterling	466
June 2023	Euro	500

Hedging of fuel risk
Various (December 31, 2018 to December 2019)	Gallons	52

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 29, 2018, June 30, 2018 and December 30, 2017 are as follows:

		Derivative Fair Value
	Balance Sheet location	Dec. 29, 2018	Jun. 30, 2018	Dec. 30, 2017
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$—	$—	$118
Interest rate swaps	Other assets	5,207	—	—
Interest rate swaps	Other current liabilities	2,180	6,820	—
Interest rate swaps	Other long-term liabilities	31,488	49,734	33,003

Cash Flow Hedges:
Fuel Swaps	Other current assets	$—	$15,316	$13,678
Foreign currency forwards	Other current assets	246	693	555
Cross currency swaps	Other current assets	—	4,284	—
Cross currency swaps	Other assets	13,773	3,454	—
Fuel Swaps	Other current liabilities	19,548	—	—
Foreign currency forwards	Other current liabilities	226	71	351
Fuel swaps	Other long-term liabilities	742	—	—
Cross currency swaps	Other long-term liabilities	—	14,201	21,310

Net Investment Hedges:
Foreign currency swaps	Other assets	$23,349	$10,709	$7,822
Foreign currency swaps	Other long-term liabilities	20,361	39,690	48,087

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 29, 2018
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$11,993,995	$2,319,817	$87,113
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(46,919)
Derivatives designated as hedging instruments	—	—	31,550

(1)	The hedged total includes interest expense of $15.7 million and change in fair value of debt of $31.3 million.

	13-Week Period Ended Dec. 30, 2017
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$11,712,104	$2,170,834	$85,986
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(7,515)
Derivatives designated as hedging instruments	—	—	(9,942)

(1)	The hedged total includes interest expense of $17.1 million and change in fair value of debt of $9.6 million.

	26-Week Period Ended Dec. 29, 2018
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$24,305,489	$4,595,462	$176,129
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(55,506)
Derivatives designated as hedging instruments	—	—	20,691

(1)	The hedged total includes interest expense of $30.8 million and change in fair value of debt of $24.7 million.

	26-Week Period Ended Dec. 30, 2017
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$23,568,860	$4,345,137	$166,870
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(22,745)
Derivatives designated as hedging instruments	—	—	(10,989)

(1)	The hedged total includes interest expense of $34.2 million and change in fair value of debt of $11.4 million.

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended December 29, 2018 and December 30, 2017, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 29, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(36,843)	Operating expense	$5,040
Foreign currency contracts	25,463	Cost of goods sold	8
Total	$(11,380)		$5,048

Derivatives in net investment hedging relationships:
Foreign currency contracts	$27,143	N/A	$—
Foreign denominated debt	8,150	N/A	—
Total	$35,293		$—

	13-Week Period Ended Dec. 30, 2017
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$8,505	Operating expense	$1,814
Foreign currency contracts	6,331	Cost of goods sold	525
Total	$14,836		$2,339

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(12,063)	N/A	$—
Foreign denominated debt	(9,450)	N/A	—
Total	$(21,513)		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 26-week periods ended December 29, 2018 and December 30, 2017, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 29, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(35,817)	Operating expense	$9,393
Foreign currency contracts	20,660	Cost of goods sold	491
Total	$(15,157)		$9,884

Derivatives in net investment hedging relationships:
Foreign currency contracts	$34,371	N/A	$—
Foreign denominated debt	12,100	N/A	—
Total	$46,471		$—

	26-Week Period Ended Dec. 30, 2017
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$19,706	Operating expense	$1,658
Foreign currency contracts	(15,462)	Cost of goods sold	834
Total	$4,244		$2,492

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(27,957)	N/A	$—
Foreign denominated debt	(28,600)	N/A	—
Total	$(56,557)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of December 29, 2018 are as follows:

	Dec. 29, 2018
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,867)	$2,152
Long-term debt	(2,310,689)	25,776

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 30, 2018 are as follows:

	Jun. 30, 2018
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,610)	$5,097
Long-term debt	(1,743,732)	47,555

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of December 30, 2017, are as follows:

	Dec. 30, 2017
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,960)	$—
Long-term debt	(1,747,194)	18,282

8. DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of December 29, 2018, there was $109.9 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 26 weeks of fiscal 2019, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $669.0 million.

Senior notes offering

On September 25, 2018, Sysco issued senior notes totaling CDN $500.0 million. The senior notes were issued in Canada with a coupon rate of 3.65% and pricing, as a percentage of par, of 99.962%. Net proceeds from the offering were used to repay internal debt that was created in fiscal 2018 when the company repatriated earnings from its Canadian operations back to Sysco Corporation, and to repay outstanding borrowings under Sysco’s commercial paper program, along with other general corporate purposes. Interest on the senior notes will be paid semi-annually on April 25 and October 25, beginning April 25, 2019. At Sysco’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem the senior notes before the date that is two months prior to the maturity date, Sysco will pay an amount equal to the greater of (1) 100% of the principal amount of the senior notes to be redeemed; or (2) the applicable yield price, plus in either case, any accrued and unpaid interest on the senior notes to be redeemed to the date of redemption. If Sysco elects to redeem a series of senior notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest on the senior notes redeemed to the redemption date.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 29, 2018	Dec. 30, 2017
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$267,380	$284,113	$698,422	$651,753
Denominator:
Weighted-average basic shares outstanding	517,871,328	521,284,182	519,363,973	524,286,931
Dilutive effect of share-based awards	6,729,182	5,965,405	7,453,528	5,869,579
Weighted-average diluted shares outstanding	524,600,510	527,249,587	526,817,501	530,156,510
Basic earnings per share	$0.52	$0.55	$1.34	$1.24
Diluted earnings per share	$0.51	$0.54	$1.33	$1.23

Dividends declared per common share	$0.39	$0.36	$0.75	$0.69

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,565,000 and 2,749,000 for the second quarter of fiscal 2019 and fiscal 2018, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,630,000 and 4,594,000 for the first 26 weeks of fiscal 2019 and fiscal 2018, respectively.

10.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. Comprehensive income was $193.8 million and $310.7 million for the second quarter of fiscal 2019 and fiscal 2018, respectively. Comprehensive income was $583.3 million and $798.5 million for the first 26 weeks of fiscal 2019 and fiscal 2018, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 29, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$2,133	$533	$1,600
Amortization of actuarial loss (gain), net	Other expense, net	8,706	2,177	6,529
Total reclassification adjustments		10,839	2,710	8,129
Foreign currency translation:
Foreign currency translation adjustment	N/A	(101,533)	—	(101,533)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(11,380)	(2,596)	(8,784)
Change in net investment hedges	N/A	35,293	8,824	26,469
Total other comprehensive income (loss) before reclassification adjustments		23,913	6,228	17,685
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive income (loss)		$(63,908)	$9,656	$(73,564)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Dec. 30, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$2,409	$602	$1,807
Amortization of actuarial loss (gain), net	Other expense, net	8,761	2,190	6,571
Total reclassification adjustments		11,170	2,792	8,378
Foreign currency translation:
Foreign currency translation adjustment	N/A	19,254	—	19,254
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	2,944	2,027	917
Change in net investment hedges	N/A	(6,543)	(2,390)	(4,153)
Total other comprehensive income (loss) before reclassification adjustments		(3,599)	(363)	(3,236)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive income (loss)		$29,698	$3,147	$26,551

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Dec. 29, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss		$(36,891)	$(4,380)	$(32,511)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	4,266	1,066	3,200
Amortization of actuarial loss (gain), net	Other expense, net	17,412	4,354	13,058
Total reclassification adjustments		21,678	5,420	16,258
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	(126,460)	—	(126,460)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(15,157)	(3,365)	(11,792)
Change in net investment hedges	N/A	46,471	11,414	35,057
Total other comprehensive income (loss) before reclassification adjustments		31,314	8,049	23,265
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,746	1,436	4,310
Total other comprehensive income (loss)		$(104,613)	$10,525	$(115,138)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Dec. 30, 2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$4,818	$1,527	$3,291
Amortization of actuarial loss (gain), net	Other expense, net	17,522	5,554	11,968
Total reclassification adjustments		22,340	7,081	15,259
Foreign currency translation:
Foreign currency translation adjustment	N/A	140,584	—	140,584
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	6,350	3,232	3,118
Change in net investment hedges	N/A	(29,918)	(13,741)	(16,177)
Total other comprehensive income (loss) before reclassification adjustments		(23,568)	(10,509)	(13,059)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,746	1,821	3,925
Total other comprehensive income (loss)		$145,102	$(1,607)	$146,709

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Dec. 29, 2018
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jun. 30, 2018	$(1,095,059)	$(171,043)	$(143,167)	$(1,409,269)
Equity adjustment from foreign currency translation	—	(126,460)	—	(126,460)
Amortization of cash flow hedges	—	—	4,310	4,310
Change in net investment hedges	—	—	35,057	35,057
Change in cash flow hedge	—	—	(11,792)	(11,792)
Net actuarial loss	(32,511)	—	—	(32,511)
Amortization of unrecognized prior service cost	3,200	—	—	3,200
Amortization of unrecognized net actuarial losses	13,058	—	—	13,058
Balance as of Dec. 29, 2018	$(1,111,312)	$(297,503)	$(115,592)	$(1,524,407)

	26-Week Period Ended Dec. 30, 2017
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jul. 1, 2017	$(974,232)	$(148,056)	$(140,449)	$(1,262,737)
Equity adjustment from foreign currency translation	—	140,584	—	140,584
Amortization of cash flow hedges	—	—	3,925	3,925
Change in net investment hedges	—	—	(16,177)	(16,177)
Change in cash flow hedges	—	—	3,118	3,118
Amortization of unrecognized prior service cost	3,291	—	—	3,291
Amortization of unrecognized net actuarial losses	11,968	—	—	11,968
Balance as of Dec. 30, 2017	$(958,973)	$(7,472)	$(149,583)	$(1,116,028)

11.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 26 weeks of fiscal 2019, options to purchase 2,609,755 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2019 was $11.70.

In the first 26 weeks of fiscal 2019, 574,768 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during the first 26 weeks of fiscal 2019 was $74.86. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco’s earnings per share compound annual growth rate and adjusted return on invested capital.

Employee Stock Purchase Plan

Plan participants purchased 486,452 shares of common stock under the Sysco ESPP during the first 26 weeks of fiscal 2019.

The weighted average fair value per right of employee stock purchase rights issued pursuant to the ESPP was $10.64 during the first 26 weeks of fiscal 2019. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $54.2 million and $51.6 million for the first 26 weeks of fiscal 2019 and fiscal 2018, respectively.

As of December 29, 2018, there was $129.9 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.91 years.

12.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the second quarter and first 26 weeks of fiscal 2019 were 24.59% and 21.75%, respectively. The lower effective tax rate for the second quarter of fiscal 2019 is primarily due to lower tax rates enacted from the Tax Cuts and Job Act (Tax Act), the favorable impact of excess tax benefits of equity-based compensation that totaled $7.6 million, the unfavorable impact of $11.9 million attributable to finalizing accounting with regard to certain provisions of the Tax Act, and the additional U.S. federal tax burden as a result of the global intangible low taxed income (GILTI) regime, which the company is accounting for as a periodic cost. In the second quarter of fiscal 2018, lower U.S. tax rates from the Tax Act were not yet fully applicable. The effective tax rate for the second quarter of fiscal 2018 reflects the favorable impact of the excess tax benefits of equity-based compensation that totaled $14.8 million, as well as the impact of changes in tax law in various foreign jurisdictions of $8.1 million. The effective tax rate for the second quarter of fiscal 2018 of 37.11% and the first 26 weeks of fiscal 2018 of 34.71% were negatively impacted by the transition tax resulting from the Tax Act.

In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act, the company recognized the provisional impacts related to re-measurement of deferred tax assets and liabilities and the one-time transition tax in its results for the annual period ended June 30, 2018. As of the second quarter of fiscal 2019, the company has completed its accounting for all aspects of the Tax Act, with a corresponding adjustment of $15.1 million to income tax expense related to Transition Tax, and a benefit of $3.2 million attributable to realizability of certain deferred tax assets.

Uncertain Tax Positions

As of December 29, 2018, the gross amount of unrecognized tax benefit and related accrued interest was $6.6 million and $4.4 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 29, 2018	Dec. 30, 2017
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$10,087,105	$9,681,225	$20,486,516	$19,530,167
International Foodservice Operations	2,890,598	2,869,043	5,811,548	5,772,298
SYGMA	1,536,607	1,633,145	3,158,064	3,273,816
Other	251,397	228,077	524,858	485,633
Total	$14,765,707	$14,411,490	$29,980,986	$29,061,914

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 29, 2018	Dec. 30, 2017
Operating income:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$737,477	$707,581	$1,553,235	$1,489,656
International Foodservice Operations	(14,917)	52,594	51,855	129,398
SYGMA	3,114	3,353	5,545	8,198
Other	5,718	6,181	16,053	13,113
Total segments	731,392	769,709	1,626,688	1,640,365
Corporate	(279,497)	(241,157)	(546,653)	(492,448)
Total operating income	451,895	528,552	1,080,035	1,147,917
Interest expense	87,113	85,986	176,129	166,870
Other expense (income), net	10,197	(9,162)	11,329	(17,137)
Earnings before income taxes	$354,585	$451,728	$892,577	$998,184

15.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. have also been guaranteed by these subsidiaries. As of December 29, 2018, Sysco had a total of $8.4 billion in senior notes and debentures that was covered by these guarantees.

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

	Condensed Consolidated Balance Sheet
	Dec. 29, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$138,324	$4,087,103	$4,212,356	$—	$8,437,783
Intercompany receivables	7,062,518	110,889	2,433,329	(9,606,736)	—
Investment in subsidiaries	5,864,415	—	1,210,579	(7,074,994)	—
Plant and equipment, net	254,187	2,122,911	1,998,452	—	4,375,550
Other assets	745,923	684,276	4,465,022	(514,378)	5,380,843
Total assets	$14,065,367	$7,005,179	$14,319,738	$(17,196,108)	$18,194,176
Current liabilities	$1,211,568	$928,505	$4,610,097	$—	$6,750,170
Intercompany payables	2,514,212	2,535,827	4,556,697	(9,606,736)	—
Long-term debt	7,593,478	9,605	416,763	—	8,019,846
Other liabilities	578,475	536,378	620,692	(514,378)	1,221,167
Noncontrolling interest	—	—	35,357	—	35,357
Shareholders’ equity	2,167,634	2,994,864	4,080,132	(7,074,994)	2,167,636
Total liabilities and shareholders’ equity	$14,065,367	$7,005,179	$14,319,738	$(17,196,108)	$18,194,176

	Condensed Consolidated Balance Sheet
	Jun. 30, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$157,994	$4,018,444	$3,827,015	$—	$8,003,453
Intercompany receivables	6,621,438	270,748	5,793,352	(12,685,538)	—
Investment in subsidiaries	4,896,004	—	983,625	(5,879,629)	—
Plant and equipment, net	278,855	2,181,576	2,061,229	—	4,521,660
Other assets	788,473	611,004	4,593,537	(447,723)	5,545,291
Total assets	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404
Current liabilities	$1,233,541	$886,305	$4,468,900	$—	$6,588,746
Intercompany payables	882,487	3,798,134	8,004,917	(12,685,538)	—
Long-term debt	7,470,334	8,285	62,146	—	7,540,765
Other liabilities	649,445	508,387	686,178	(447,723)	1,396,287
Noncontrolling interest	—	—	37,649	—	37,649
Shareholders’ equity	2,506,957	1,880,661	3,998,968	(5,879,629)	2,506,957
Total liabilities and shareholders’ equity	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404

	Condensed Consolidated Balance Sheet
	Dec. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$189,553	$3,803,349	$4,279,266	$—	$8,272,168
Intercompany receivables	2,945,188	1,276,341	—	(4,221,529)	—
Investment in subsidiaries	7,623,839	—	—	(7,623,839)	—
Plant and equipment, net	262,790	2,018,365	2,085,137	—	4,366,292
Other assets	965,800	55,820	4,559,290	—	5,580,910
Total assets	$11,987,170	$7,153,875	$10,923,693	$(11,845,368)	$18,219,370
Current liabilities	$540,008	$3,781,141	$1,661,821	$—	$5,982,970
Intercompany payables	—	—	4,221,529	(4,221,529)	—
Long-term debt	8,239,844	6,995	65,650	—	8,312,489
Other liabilities	938,716	87,230	595,839	—	1,621,785
Noncontrolling interest	—	—	33,524	—	33,524
Shareholders’ equity	2,268,602	3,278,509	4,345,330	(7,623,839)	2,268,602
Total liabilities and shareholders’ equity	$11,987,170	$7,153,875	$10,923,693	$(11,845,368)	$18,219,370

	Condensed Consolidated Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 29, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$9,101,114	$6,329,665	$(665,072)	$14,765,707
Cost of sales	—	7,381,785	5,277,282	(665,072)	11,993,995
Gross profit	—	1,719,329	1,052,383	—	2,771,712
Operating expenses	232,621	1,035,676	1,051,520	—	2,319,817
Operating income (loss)	(232,621)	683,653	863	—	451,895
Interest expense (income) (1)	63,491	(8,920)	32,542	—	87,113
Other expense (income), net	3,772	(86)	6,511	—	10,197
Earnings (losses) before income taxes	(299,884)	692,659	(38,190)	—	354,585
Income tax (benefit) provision	(73,057)	170,960	(10,698)	—	87,205
Equity in earnings of subsidiaries	494,207	—	128,030	(622,237)	—
Net earnings	267,380	521,699	100,538	(622,237)	267,380
Other comprehensive income (loss)	(73,564)	—	(101,533)	101,533	(73,564)
Comprehensive income	$193,816	$521,699	$(995)	$(520,704)	$193,816

(1)
Interest expense (income) includes $8.9 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the second quarter ended December 29, 2018. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,754,169	$6,169,239	$(511,918)	$14,411,490
Cost of sales	—	7,102,287	5,121,735	(511,918)	11,712,104
Gross profit	—	1,651,882	1,047,504	—	2,699,386
Operating expenses	203,892	993,440	973,502	—	2,170,834
Operating income (loss)	(203,892)	658,442	74,002	—	528,552
Interest expense (income) (1)	108,768	(27,955)	5,173	—	85,986
Other expense (income), net	(10,122)	69	891	—	(9,162)
Earnings (losses) before income taxes	(302,538)	686,328	67,938	—	451,728
Income tax (benefit) provision	(120,315)	262,822	25,108	—	167,615
Equity in earnings of subsidiaries	466,336	—	—	(466,336)	—
Net earnings	284,113	423,506	42,830	(466,336)	284,113
Other comprehensive income (loss)	26,551	—	19,254	(19,254)	26,551
Comprehensive income	$310,664	$423,506	$62,084	$(485,590)	$310,664

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

	Condensed Consolidated Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 29, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$18,580,920	$12,563,823	$(1,163,757)	$29,980,986
Cost of sales	—	15,041,886	10,427,360	(1,163,757)	24,305,489
Gross profit	—	3,539,034	2,136,463	—	5,675,497
Operating expenses	452,902	2,088,027	2,054,533	—	4,595,462
Operating income (loss)	(452,902)	1,451,007	81,930	—	1,080,035
Interest expense (income) (1)	104,905	(30,459)	101,683	—	176,129
Other expense (income), net	10,372	(140)	1,097	—	11,329
Earnings (losses) before income taxes	(568,179)	1,481,606	(20,850)	—	892,577
Income tax (benefit) provision	(166,645)	367,404	(6,604)	—	194,155
Equity in earnings of subsidiaries	1,099,956	—	222,371	(1,322,327)	—
Net earnings	698,422	1,114,202	208,125	(1,322,327)	698,422
Other comprehensive income (loss)	(115,138)	—	(126,460)	126,460	(115,138)
Comprehensive income	$583,284	$1,114,202	$81,665	$(1,195,867)	$583,284

(1)
Interest expense (income) includes $30.5 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$17,775,826	$12,289,551	$(1,003,463)	$29,061,914
Cost of sales	—	14,377,711	10,194,612	(1,003,463)	23,568,860
Gross profit	—	3,398,115	2,094,939	—	5,493,054
Operating expenses	406,848	1,999,593	1,938,696	—	4,345,137
Operating income (loss)	(406,848)	1,398,522	156,243	—	1,147,917
Interest expense (income) (1)	207,764	(51,306)	10,412	—	166,870
Other expense (income), net	(18,829)	854	838	—	(17,137)
Earnings (losses) before income taxes	(595,783)	1,448,974	144,993	—	998,184
Income tax (benefit) provision	(216,273)	512,383	50,321	—	346,431
Equity in earnings of subsidiaries	1,031,263	—	—	(1,031,263)	—
Net earnings	651,753	936,591	94,672	(1,031,263)	651,753
Other comprehensive income (loss)	146,709	—	140,583	(140,583)	146,709
Comprehensive income	$798,462	$936,591	$235,255	$(1,171,846)	$798,462

(1)
Interest expense (income) includes $51.3 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Cash Flows
	For the 26-Week Period Ended Dec. 29, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$485,875	$100,079	$331,836	$—	$917,790
Investing activities	432,730	(85,254)	(66,591)	(497,897)	(217,012)
Financing activities	(912,101)	(2,819)	(93,709)	497,897	(510,732)
Effect of exchange rates on cash	—	—	(8,904)	—	(8,904)
Net increase in cash, cash equivalents and restricted cash	6,504	12,006	162,632	—	181,142
Cash, cash equivalents and restricted cash at the beginning of period	29,144	111,843	574,857	—	715,844
Cash, cash equivalents and restricted cash at the end of period	$35,648	$123,849	$737,489	$—	$896,986

(1)	Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

	Condensed Consolidated Cash Flows
	For the 26-Week Period Ended Dec. 30, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$252,770	$195,650	$484,784	$—	$933,204
Investing activities	(104,914)	(112,513)	(332,538)	147,622	(402,343)
Financing activities	(159,309)	(3,890)	893	(147,622)	(309,928)
Effect of exchange rates on cash	—	—	23,510	—	23,510
Net increase (decrease) in cash and cash equivalents	(11,453)	79,247	176,649	—	244,443
Cash and cash equivalents at the beginning of period	111,576	18,788	739,138	—	869,502
Cash and cash equivalents at the end of period	$100,123	$98,035	$915,787	$—	$1,113,945

(1)	Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

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

Sysco’s results of operations for fiscal 2019 and 2018 are impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. Our results of operations for fiscal 2019 and 2018 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. These fiscal 2019 and fiscal 2018 items are collectively referred to as “Certain Items.” All acquisition-related costs in fiscal 2019 and 2018 that have been designated as Certain Items relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items.

More information on the rationale for the use of non-GAAP financial measures and reconciliations to the most directly comparable generally accepted accounting principles (GAAP) numbers can be found under “Non-GAAP Reconciliations.”

Highlights and Trends

Highlights

Our second quarter performance reflects solid sales growth as compared to the second quarter of fiscal 2018, and we continue to execute on our strategic priorities designed to improve our overall performance. Our focus for the quarter was led by our efforts to enrich the customer experience. We also made investments in our business, particularly in our international segment. As a result, our operating income declined in the second quarter as compared to the second quarter of fiscal 2018. On an adjusted basis, our operating income improved. Our net earnings, both including and excluding Certain Items, decreased for the second quarter of fiscal 2019, as compared to the corresponding period in fiscal 2018, primarily due to the change in the U.S. tax rate, which was retroactively effective in our second quarter of fiscal 2018 resulting from the adoption of reduced tax rates in the U.S.

Comparisons of results from the second quarter of fiscal 2019 to the second quarter of fiscal 2018:

•	Sales:

◦	increased 2.5%, or $354.2 million, to $14.8 billion;

•	Operating income:

◦	decreased 14.5%, or $76.7 million, to $451.9 million;

◦	adjusted operating income increased 4.8%, or $27.6 million, to $603.3 million;

•	Net earnings:

◦	decreased 5.9%, or $16.7 million, to $267.4 million;

◦	adjusted net earnings decreased 4.5%, or $18.4 million, to $393.5 million;

•	Basic earnings per share:

◦	decreased 5.5%, or $0.03, to $0.52 per share;

•	Diluted earnings per share:

◦	decreased 5.6%, or $0.03, to $0.51 per share; and

◦	adjusted diluted earnings per share decreased 4.0%, or $0.03, to $0.75 per share.

Comparisons of results from the first 26 weeks of fiscal 2019 to the first 26 weeks of fiscal 2018:

•	Sales:

◦	increased 3.2%, or $919.1 million, to $30.0 billion;

•	Operating income:

◦	decreased 5.9%, or $67.9 million, to $1.1 billion;

◦	adjusted operating income increased 5.0%, or $61.1 million, to $1.3 billion;

•	Net earnings:

◦	increased 7.2%, or $46.7 million, to $698.4 million;

◦	adjusted net earnings increased 8.2%, or $66.3 million, to $872.7 million;

•	Basic earnings per share:

◦	increased 8.1%, or $0.10, to $1.34 per share;

•	Diluted earnings per share:

◦	increased 8.1%, or $0.10, to $1.33 per share; and

◦	adjusted diluted earnings per share increased 9.0%, or $0.14, to $1.66 per share.

See “Non-GAAP Reconciliations” for an explanation of the non-GAAP financial measures listed above and a reconciliation to the most directly comparable GAAP financial measures.

Trends

The macroeconomic environment in the U.S. is experiencing some volatility; however, key drivers in the foodservice market and in the segments that we operate remain positive. Consumer confidence remains fairly strong. Additionally, U.S. labor markets remain strong, with unemployment remaining low at 3.9% as of December 2018, which is also normally a good indicator of higher consumer confidence. In the restaurant industry, we continue to see sales growth, particularly in same store sales, although traffic continues to be mixed. The economic outlook in our international geographies, however, remains somewhat mixed. In the United Kingdom (U.K.), the consumer is experiencing uncertainty over the outcome of Brexit. However, this is balanced with some positive outlook in other geographies, with favorable consumer spending and trends in the international markets where we operate.

Our sales and gross profit growth during the second quarter and first 26 weeks of fiscal 2019 was driven by solid case growth within our U.S. Broadline operations, with local customer growth exceeding national customer growth. Additionally, we experienced growth in Sysco branded products among our local customers. Our sales growth has been stronger in our U.S. Broadline operations, with slower growth experienced in our International businesses, with the exception of our Canadian operations. Brexit uncertainty has negatively affected sales in the U.K. and yellow vest protests also negatively impacted sales in France during the critical holiday time frame. A strengthening U.S. dollar has negatively impacted our sales growth 0.7% for the second quarter of fiscal 2019 and 0.6% for the first 26 weeks of fiscal 2019, as we translate our foreign sales, due to foreign currency exchange rate impacts.

Our operating expenses increased during the second quarter and first 26 weeks of fiscal 2019, due to investments we made in our business, particularly in our International segment and from increased supply chain costs in both transportation and warehouse, primarily in our U.S. operations and, to a lesser extent, in our U.K. operations. Our integration of Brake France and Davigel into Sysco France is on track and resulted in restructuring charges of $56.2 million during the first 26 weeks of fiscal

2019. While the strength in the labor markets is a positive factor contributing to sales growth, it is also impacting our operating expenses due to the tightening labor market in the U.S. and Canada, including increased overtime expense and higher costs associated with hiring. We are addressing these challenges by continuing to drive productivity, putting tighter controls in place on how we manage costs and focusing on retention initiatives for specialized recruiting, training and onboarding efforts to better retain talent in our supply chain operations.

We have multiple transformation initiatives underway, some of which include:

•
A Finance Transformation Roadmap that modernizes our global financial platform, starting mostly within our U.S. operations. We are centralizing activities, automating work and working with offshore partners where transactional work can be accomplished more efficiently and cost effectively. This project is underway and is expected to produce benefits in the second half of this fiscal year;

•
A Smart Spending initiative, which is focused on reducing our indirect spend in certain categories to drive productivity and savings, with benefits anticipated to begin in the second half of this fiscal year;

•
A Canadian Regionalization project, which is focused on optimizing the leadership and overall structure of our Canadian operations that have historically been highly decentralized. Benefits are anticipated to begin in the second half of this fiscal year; and

•
An Administrative Expenses initiative, which is focused on the reprioritization of our administrative work, where we are looking for new and innovative ways to drive costs out of the business, which will align with our transformational efforts, to drive growth. As an example, in February 2019, we implemented executive leadership and organizational changes resulting in the reduction of 10% of our corporate support salaried positions. This streamlined organizational and business unit structure will allow us to reduce costs and accelerate decision-making within our operating model by getting closer to our customers and aligning our resources to address their evolving needs.

We expect improved operating income performance in the second half of fiscal 2019, partially from increased benefits from the initiatives noted above, and continue to believe that we will achieve the financial objectives associated with our three-year plan.

In January 2019, we acquired Waugh Foods, Inc., a leading Illinois broadline distributor with approximately $40 million in annual sales. This business will be a part of our U.S. Foodservice Operations. We also made public our intent to acquire Classic Drinks, an established specialist wine and spirits distributor in Ireland. This business will be part of our International Foodservice Operations.

Strategy

Our objective to improve the overall customer experience is a core element of our success over the past few years and will continue to be a key focus as we move forward. We have identified four key strategic priorities that we believe will accelerate our current growth and guide us into the future. These priorities are to:

•	enrich the customer experience;

•	deliver operational excellence;

•	optimize our business; and

•	activate the power of our people.

Fiscal 2019 is the second year in our current three-year plan that was established in fiscal 2018 and includes our financial objectives through fiscal 2020, which will enable us to continue transforming our business, while improving the customer experience of doing business with Sysco. We believe our four key strategic priorities will help us achieve our new target financial objectives, including:

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

At the half way point in our current three-year plan, we have increased our operating income by $192 million and adjusted operating income by $241 million. Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2018, which primarily were due to restructuring and Brakes-related acquisition costs. The transformation initiatives we have in place will allow us to continue to grow our business and capitalize on our strong fundamentals. We are placing further emphasis on assessing our work in order to effectively centralize and standardize our business, including leveraging technology and strengthening Sysco overall. We will continue to focus on strong implementation and execution, while accelerating some of this work, all of which position us to achieve our financial objectives.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 29, 2018	Dec. 30, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.2	81.3	81.1	81.1
Gross profit	18.8	18.7	18.9	18.9
Operating expenses	15.7	15.1	15.3	15.0
Operating income	3.1	3.6	3.6	3.9
Interest expense	0.6	0.6	0.6	0.6
Other expense (income), net	0.1	(0.1)	—	(0.1)
Earnings before income taxes	2.4	3.1	3.0	3.4
Income taxes	0.6	1.1	0.7	1.2
Net earnings	1.8%	2.0%	2.3%	2.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
	Dec. 29, 2018	Dec. 29, 2018
Sales	2.5%	3.2%
Cost of sales	2.4	3.1
Gross profit	2.7	3.3
Operating expenses	6.9	5.8
Operating income	(14.5)	(5.9)
Interest expense	1.3	5.5
Other expense (income), net (1)	(211.3)	(166.1)
Earnings before income taxes	(21.5)	(10.6)
Income taxes	(48.0)	(44.0)
Net earnings	(5.9)%	7.2%
Basic earnings per share	(5.5)%	8.1%
Diluted earnings per share	(5.6)	8.1
Average shares outstanding	(0.7)	(0.9)
Diluted shares outstanding	(0.5)	(0.6)

(1)	Other expense (income), net was expense of $10.2 million in the second quarter of fiscal 2019 and income of $9.2 million in the second quarter of fiscal 2018.

(2)	Other expense (income), net was expense of $11.3 million in the first 26 weeks of fiscal 2019 and income of $17.1 million in the first 26 weeks of fiscal 2018.

The following represents our results by reportable segments:

	13-Week Period Ended Dec. 29, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,087,105	$2,890,598	$1,536,607	$251,397	$—	$14,765,707
Sales increase (decrease)	4.2%	0.8%	(5.9)%	10.2%		2.5%
Percentage of total	68.3%	19.6%	10.4%	1.7%		100.0%

Operating income	$737,477	$(14,917)	$3,114	$5,718	$(279,497)	$451,895
Operating income increase (decrease)	4.2%	(128.4)%	(7.1)%	(7.5)%		(14.5)%
Percentage of total segments	100.8%	(2.0)%	0.4%	0.8%		100.0%
Operating income as a percentage of sales	7.3%	(0.5)%	0.2%	2.3%		3.1%

	13-Week Period Ended Dec. 30, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,681,225	$2,869,043	$1,633,145	$228,077	$—	$14,411,490
Percentage of total	67.2%	19.9%	11.3%	1.6%		100.0%

Operating income	$707,581	$52,594	$3,353	$6,181	$(241,157)	$528,552
Percentage of total segments	91.9%	6.8%	0.4%	0.9%		100.0%
Operating income as a percentage of sales	7.3%	1.8%	0.2%	2.7%		3.6%

	26-Week Period Ended Dec. 29, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$20,486,516	$5,811,548	$3,158,064	$524,858	$—	$29,980,986
Sales increase (decrease)	4.9%	0.7%	(3.5)%	8.1%		3.2%
Percentage of total	68.3%	19.4%	10.5%	1.8%		100.0%

Operating income	$1,553,235	$51,855	$5,545	$16,053	$(546,653)	$1,080,035
Operating income increase (decrease)	4.3%	(59.9)%	(32.4)%	22.4%		(5.9)%
Percentage of total segments	95.5%	3.2%	0.3%	1.0%		100.0%
Operating income as a percentage of sales	7.6%	0.9%	0.2%	3.1%		3.6%

	26-Week Period Ended Dec. 30, 2017
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$19,530,167	$5,772,298	$3,273,816	$485,633	$—	$29,061,914
Percentage of total	67.2%	19.9%	11.3%	1.6%		100.0%

Operating income	$1,489,656	$129,398	$8,198	$13,113	$(492,448)	$1,147,917
Percentage of total segments	90.8%	7.9%	0.5%	0.8%		100.0%
Operating income as a percentage of sales	7.6%	2.2%	0.3%	2.7%		3.9%

Based on information in Note 14, “Business Segment Information,” in the second quarter and first 26 weeks of fiscal 2019, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 87.9% and 87.1% of Sysco’s overall sales, respectively. In the second quarter and first 26 weeks of fiscal 2019, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 98.8% and 98.7% of the total segment operating income, respectively. This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 29, 2018	13-Week Period Ended Dec. 30, 2017	Change in Dollars	% Change
	(In thousands)
Sales	$10,087,105	$9,681,225	$405,880	4.2%
Gross profit	2,001,819	1,915,466	86,353	4.5
Operating expenses	1,264,342	1,207,885	56,457	4.7
Operating income	$737,477	$707,581	$29,896	4.2%

	26-Week Period Ended Dec. 29, 2018	26-Week Period Ended Dec. 30, 2017	Change in Dollars	% Change
	(In thousands)
Sales	$20,486,516	$19,530,167	$956,349	4.9%
Gross profit	4,092,046	3,901,749	190,297	4.9
Operating expenses	2,538,811	2,412,093	126,718	5.3
Operating income	$1,553,235	$1,489,656	$63,579	4.3%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(In millions)
Cause of change	Percentage	Dollars
Case volume	1.7%	$165.2
Inflation	1.4	136.7
Acquisitions	0.8	78.8
Other (1)	0.3	25.2
Total sales increase	4.2%	$405.9

	Increase (Decrease)
	26-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	2.8%	$543.9
Inflation	0.7	137.3
Acquisitions	1.1	214.2
Other (1)	0.3	60.9
Total sales increase	4.9%	$956.3

(1)	Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

Sales for the second quarter of fiscal 2019 were 4.2% higher than the second quarter of fiscal 2018. The primary driver of the increase was case volume growth and inflation in our U.S. Broadline operations. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, increased 2.9% in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 and included a 3.3% improvement in locally managed customer case growth, along with an increase of 2.4% in national customer case volume, including chain restaurants and multi-locational restaurants. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.9% for the second quarter of fiscal 2019; therefore, organic local case volume, which excludes acquisitions, grew 2.4%. Sales for the first 26 weeks of fiscal 2019 were 4.9% higher than the first 26 weeks of fiscal 2018. The primary driver of the increase was a mix of both local and national customer case volume growth in our U.S. Broadline operations, as well as inflation. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, increased 4.3% in the first 26 weeks of fiscal 2019 compared to the first 26 weeks of fiscal 2018 and included a 4.2% improvement in locally managed customer case growth, along with an increase of 4.4% in national customer case volume, including chain restaurants and multi-locational restaurants. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 1.2% for the first 26 weeks of fiscal 2019; therefore, organic local case volume, which excludes acquisitions, grew 3.0%.

Operating income increased 4.2% and 4.3% for the second quarter and first 26 weeks of fiscal 2019, respectively, as compared to the second quarter and first 26 weeks of fiscal 2018.

Gross profit dollars increased 4.5% and 4.9% in the second quarter and first 26 weeks of fiscal 2019, respectively, as compared to the second quarter and first 26 weeks of fiscal 2018, driven primarily by an increase in case growth, growth in Sysco brand, a reduction in spot market usage for inbound freight and our ongoing category management initiatives. Our Sysco brand sales to local customers increased by approximately 59 and 63 basis points for the second quarter and first 26 weeks of fiscal 2019, respectively. The estimated change in product costs, an internal measure of inflation or deflation, for the second quarter and first 26 weeks of fiscal 2019 for our U.S. Broadline operations was inflation of 1.4% and 0.8%, respectively. For the second quarter of fiscal 2019, this change in product costs was primarily driven by inflation in the frozen foods (primarily due to frozen potatoes), meat, paper and produce categories. For the first 26 weeks of fiscal 2019, this change in product costs was primarily driven by inflation in the frozen foods (primarily due to frozen potatoes), paper and dry categories, and partially offset by deflation in the poultry category. Gross margin, which is gross profit as a percentage of sales, was 19.85% and 19.97% in the second quarter and first 26 weeks of fiscal 2019, respectively, which was an increase of 6 basis points from the gross margin of 19.79% in the second quarter of fiscal 2018, primarily from an increase in the rate of inflation, and flat compared to the first 26 weeks of fiscal 2018.

Operating expenses for the second quarter of fiscal 2019 increased 4.7%, or $56.5 million, compared to the second quarter of fiscal 2018. Operating expenses for the first 26 weeks of fiscal 2019 increased 5.3%, or $126.7 million, compared to the first 26 weeks of fiscal 2018. Our operating expense growth is primarily driven by continued increases in supply chain costs in both transportation and warehouse, including significant overtime expense, due to the tight labor market. Additionally, higher fuel costs and increased bad debt expense contributed to higher costs. The growth in operating expenses for the period included a $29.9 million and $78.3 million increase in pay-related expenses in the second quarter and first 26 weeks of 2019, respectively, as compared to the second quarter and first 26 weeks of fiscal 2018.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 29, 2018	13-Week Period Ended Dec. 30, 2017	Change in Dollars	% Change
	(In thousands)
Sales	$2,890,598	$2,869,043	$21,555	0.8%
Gross profit	589,922	599,647	(9,725)	(1.6)
Operating expenses	604,839	547,053	57,786	10.6
Operating income	$(14,917)	$52,594	$(67,511)	(128.4)%

Gross profit	$589,922	$599,647	$(9,725)	(1.6)%
Adjusted operating expenses (Non-GAAP)	506,872	520,642	(13,770)	(2.6)
Adjusted operating income (Non-GAAP)	$83,050	$79,005	$4,045	5.1%

	26-Week Period Ended Dec. 29, 2018	26-Week Period Ended Dec. 30, 2017	Change in Dollars	% Change
	(In thousands)
Sales	$5,811,548	$5,772,298	$39,250	0.7%
Gross profit	1,205,427	1,214,750	(9,323)	(0.8)
Operating expenses	1,153,572	1,085,352	68,220	6.3
Operating income	$51,855	$129,398	$(77,543)	(59.9)%

Gross profit	$1,205,427	$1,214,750	$(9,323)	(0.8)%
Adjusted operating expenses (Non-GAAP)	1,026,980	1,040,529	(13,549)	(1.3)
Adjusted operating income (Non-GAAP)	$178,447	$174,221	$4,226	2.4%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(In millions)
Cause of change	Percentage	Dollars
Inflation	3.1%	$87.7
Acquisitions	1.0	29.6
Foreign currency	(3.4)	(96.5)
Other (1)	0.1	0.8
Total sales increase	0.8%	$21.6

	Increase (Decrease)
	26-Week Period
	(In millions)
Cause of change	Percentage	Dollars
Inflation	2.7%	$153.4
Acquisitions	1.0	60.0
Foreign currency	(2.7)	(158.0)
Other (1)	(0.3)	(16.2)
Total sales increase	0.7%	$39.2

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the second quarter and first 26 weeks of fiscal 2019 were 0.8% and 0.7% higher, respectively, than the second quarter and first 26 weeks of fiscal 2018, primarily due to product cost inflation in Europe and Canada, partially offset by changes in foreign exchange rates used to translate our foreign sales into U.S. dollars. Sales performance improved in Canada in the second quarter and first 26 weeks of fiscal 2019 compared to the second quarter and first 26 weeks of fiscal 2018. Sales grew in the U.K., but were impacted by continued uncertainty surrounding Brexit. Our business in France was impacted by the yellow vest protests during the critical holiday time frame. We had moderate increases in sales within our Latin America operations, with solid performance in our Costa Rica, Bahamas and Panama operations, partially offset by ongoing challenges in Mexico.

Operating income decreased by $67.5 million and $77.5 million, or 128.4% and 59.9%, for the second quarter and first 26 weeks of fiscal 2019, respectively, as compared to the second quarter and first 26 weeks of fiscal 2018. Our operating expenses increased during the second quarter and first 26 weeks of fiscal 2019, due to investments we made in our business and from increased supply chain costs in both transportation and warehouse in our Canadian and U.K. operations. Supply chain costs in the U.K. also increased as we onboarded several new customers to the business. The investments that we are making in our business include the integration of Brake France and Davigel into Sysco France, Ireland integration and regionalization activities in Canada. These activities resulted in restructuring charges that were combined with our Brakes Acquisition-related costs that are included within Certain Items. Operating income, on an adjusted basis, increased by $4.0 million and $4.2 million, or 5.1% and 2.4%, for the second quarter and first 26 weeks of fiscal 2019, respectively, as compared to the second quarter and first 26 weeks of fiscal 2018. We have accelerated the investments we are making related to our long-term strategic growth plans in Europe, which are designed to enrich the customer experience and position us well in these markets.

Gross profit dollars decreased by 1.6% and 0.8% in the second quarter and first 26 weeks of fiscal 2019, respectively, as compared to the second quarter and first 26 weeks of fiscal 2018, primarily attributable to changes in foreign exchange rates and challenges in local customer margins in Canada.

Operating expenses for the second quarter and first 26 weeks of fiscal 2019 increased 10.6% and 6.3%, or $57.8 million and $68.2 million, respectively, compared to the second quarter and first 26 weeks of fiscal 2018, due to investments we made in our business and increased supply chain costs in both transportation and warehouse in our Canadian and U.K. operations. Supply chain costs in the U.K. also increased as we onboarded several new customers to the business. The investments that we are making in our business include the integration of Brake France and Davigel into Sysco France, Ireland integration and regionalization activities in Canada. These activities resulted in restructuring charges that were combined with our Brakes Acquisition-related costs that are included within Certain Items. We incurred restructuring charges of $54.9 million and $56.2 million relating to our France integration during the second quarter and first 26 weeks of fiscal 2019, respectively. Operating expenses, on an adjusted basis, for the second quarter and first 26 weeks of fiscal 2019 decreased 2.6% and 1.3%, or $13.8 million and $13.5 million, respectively, compared to the second quarter and first 26 weeks of fiscal 2018. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars contributed to these decreases.

Results of SYGMA and Other Segment

For SYGMA, sales were 5.9% and 3.5% lower in the second quarter and first 26 weeks of fiscal 2019, respectively, as compared to the second quarter and first 26 weeks of fiscal 2018, primarily from a modest decline in case volume from some larger customers, along with the exit of certain customers during the quarter, as we continue to take a disciplined approach toward increased profitability. Operating income decreased by $0.2 million and $2.7 million in the second quarter and first 26 weeks of fiscal 2019, respectively, as compared to the second quarter and first 26 weeks of fiscal 2018, due to increased expenses, including transportation costs in supply chain driven by costs related to labor, driver staffing and accelerated fleet purchases. We continue to optimize our business in the segment and remain focused on improving our operational performance.

For the operations that are grouped within Other, operating income decreased 7.5%, or $0.5 million, in the second quarter of fiscal 2019, as compared to the second quarter of fiscal 2018. Operating income increased 22.4%, $2.9 million, in the first 26 weeks of fiscal 2019, as compared to the first 26 weeks of fiscal 2018. Guest Supply gross profit grew 5.2% and 6.7% respectively, in the second quarter and first 26 weeks of fiscal 2019; however, the business continued to experience cost challenges, due to the impact of tariffs, product availability and increased cost of shipping products to our customers.

Corporate Expenses

Corporate expenses in the second quarter of fiscal 2019 increased $33.5 million, or 13.9%, as compared to the second quarter of fiscal 2018, due primarily to an increase in expenses related to our business technology initiatives, including depreciation on certain enterprise resource planning (ERP) systems and software platforms, along with higher pay-related expenses. Corporate expenses in the first 26 weeks of fiscal 2019 increased $47.7 million, or 9.7%, as compared to the first 26 weeks of fiscal 2018, due primarily to an increase in expenses related to our business technology initiatives, including depreciation on certain ERP systems and software platforms that we are no longer using, along with higher pay-related expenses, partly driven by higher severance and relocation charges. Corporate expenses, on an adjusted basis, increased $0.7 million, or 0.3%, and $0.4 million, or 0.1%, as compared to the second quarter and first 26 weeks of fiscal 2018, respectively.

Included in corporate expenses are Certain Items that totaled $53.5 million and $88.4 million in the second quarter and first 26 weeks of fiscal 2019, respectively, as compared to $20.8 million and $41.2 million in the second quarter and first 26 weeks of fiscal 2018. Certain Items impacting the second quarter of fiscal 2019 were primarily expenses associated with our business transformation initiatives. Certain Items impacting the first 26 weeks of fiscal 2019 were primarily expenses associated with our business transformation initiatives along with severance charges. Certain Items in the second quarter and first 26 weeks of fiscal 2018 were primarily expenses associated with our business technology transformation initiatives, Brakes integration costs, professional fees on three-year financial objectives and severance charges.

Interest Expense

Interest expense increased $1.1 million and $9.3 million for the second quarter and first 26 weeks of fiscal 2019, as compared to the second quarter and first 26 weeks of fiscal 2018, respectively, primarily due to higher floating interest rates and a higher average balance of fixed rate debt.

Net Earnings

Net earnings decreased 5.9% and increased 7.2% in the second quarter and first 26 weeks of fiscal 2019, respectively, as compared to the second quarter and first 26 weeks of the prior year, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 12, “Income Taxes.” These included lower tax rates enacted from the Tax Cuts and Job Act (Tax Act), the favorable impact of excess tax benefits of equity-based compensation, partially offset by the unfavorable impact attributable to certain provisions of the Tax Act. In the second quarter of fiscal 2018, lower U.S. tax rates from the Tax Act were not yet fully applicable; however, we recorded a retroactive benefit back to the beginning of fiscal 2018. While U.S. tax rates are lower in fiscal 2019 as compared to fiscal 2018, the retroactive benefit resulted in a larger benefit in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2019.

Adjusted net earnings, excluding Certain Items, decreased 4.5% in the second quarter of fiscal 2019, primarily due to an unfavorable tax expense comparison to the prior year. Adjusted net earnings, excluding Certain Items, increased 8.2% in the first 26 weeks of fiscal 2019, primarily from gross profit growth and favorable expense growth, as well as tax benefits.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2019 were $0.52, a 5.5% decrease from the comparable prior year period amount of $0.55 per share. Diluted earnings per share in the second quarter of fiscal 2019 were $0.51, a 5.6% decrease from the comparable prior year period amount of $0.54 per share. Adjusted diluted earnings per share, excluding Certain Items, in the second quarter of fiscal 2019 were $0.75, a 4.0% decrease from the comparable prior year period amount of $0.78 per share. These results were primarily attributable to the factors discussed above related to net earnings in the second quarter of fiscal 2019, including the retroactive benefit we recorded in the second quarter of fiscal 2018, which resulted in a larger benefit as compared to the second quarter of fiscal 2019.

Basic earnings per share in the first 26 weeks of fiscal 2019 were $1.34, an 8.1% increase from the comparable prior year period amount of $1.24 per share. Diluted earnings per share in the first 26 weeks of fiscal 2019 were $1.33, an 8.1% increase from the comparable prior year period amount of $1.23 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 26 weeks of fiscal 2019 were $1.66, a 9.0% increase from the comparable prior year period amount of $1.52 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first 26 weeks of fiscal 2019, including the retroactive benefit we recorded in the first 26 weeks of fiscal 2018, which resulted in a larger benefit as compared to the first 26 weeks of fiscal 2019.

Non-GAAP Reconciliations

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

The fiscal 2019 and fiscal 2018 items described above and excluded from our non-GAAP measures are collectively referred to as “Certain Items.” Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, facilitating comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

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

	13-Week Period Ended Dec. 29, 2018	13-Week Period Ended Dec. 30, 2017	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$2,319,817	$2,170,834	$148,983	6.9%
Impact of restructuring and transformational project costs (1)	(134,436)	(21,377)	(113,059)	NM
Impact of acquisition-related costs (2)	(17,008)	(25,799)	8,791	(34.1)
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,168,373	$2,123,658	$44,715	2.1%

Operating income (GAAP)	$451,895	$528,552	$(76,657)	(14.5)%
Impact of restructuring and transformational project costs (1)	134,436	21,377	113,059	NM
Impact of acquisition-related costs (2)	17,008	25,799	(8,791)	(34.1)
Operating income adjusted for Certain Items (Non-GAAP)	$603,339	$575,728	$27,611	4.8%

Net earnings (GAAP)	$267,380	$284,113	$(16,733)	(5.9)%
Impact of restructuring and transformational project costs (1)	134,436	21,377	113,059	NM
Impact of acquisition-related costs (2)	17,008	25,799	(8,791)	(34.1)
Tax impact of restructuring and transformational project costs (3)	(34,886)	(5,691)	(29,195)	NM
Tax impact of acquisition-related costs (3)	(5,611)	(6,110)	499	(8.2)
Impact of U.S. transition tax	15,154	115,000	(99,846)	(86.8)
Impact of U.S. balance sheet remeasurement from tax law change	—	(14,477)	14,477	NM
Impact of France and U.K. tax law changes	—	(8,137)	8,137	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$393,481	$411,874	$(18,393)	(4.5)%

Diluted earnings per share (GAAP)	$0.51	$0.54	$(0.03)	(5.6)%
Impact of restructuring and transformational project costs (1)	0.26	0.04	0.22	NM
Impact of acquisition-related costs (2)	0.03	0.05	(0.02)	(40.0)
Tax impact of restructuring and transformational project costs (3)	(0.07)	(0.01)	(0.06)	NM
Tax impact of acquisition-related costs (3)	(0.01)	(0.01)	—	—
Impact of U.S. transition tax	0.03	0.22	(0.19)	(86.4)
Impact of U.S. balance sheet remeasurement from tax law change	—	(0.03)	0.03	NM
Impact of France and U.K. tax law changes	—	(0.02)	0.02	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$0.75	$0.78	$(0.03)	(4.0)%

(1)
Fiscal 2019 includes $53 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, of which $17 million relates to accelerated depreciation related to software that is being replaced, and $81 million related to severance, restructuring and facility closure charges in Europe and Canada, of which $55 million relates to our France restructuring as part of our integration of Brake France and Davigel into Sysco France. Fiscal 2018 includes $16 million related to business technology costs and professional fees on three-year financial objectives and $6 million related to restructuring charges.

(2)
Fiscal 2019 and fiscal 2018 include $18 million and $19 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes. Fiscal 2018 includes $5 million in integration costs.

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

NM represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 29, 2018	26-Week Period Ended Dec. 30, 2017	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$4,595,462	$4,345,137	$250,325	5.8%
Impact of restructuring and transformational project costs (1)	(175,339)	(40,430)	(134,909)	NM
Impact of acquisition-related costs (2)	(39,645)	(45,545)	5,900	(13.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$4,380,478	$4,259,162	$121,316	2.8%

Operating income (GAAP)	$1,080,035	$1,147,917	$(67,882)	(5.9)%
Impact of restructuring and transformational project costs (1)	175,339	40,430	134,909	NM
Impact of acquisition-related costs (2)	39,645	45,545	(5,900)	(13.0)
Operating income adjusted for Certain Items (Non-GAAP)	$1,295,019	$1,233,892	$61,127	5.0%

Net earnings (GAAP)	$698,422	$651,753	$46,669	7.2%
Impact of restructuring and transformational project costs (1)	175,339	40,430	134,909	NM
Impact of acquisition-related costs (2)	39,645	45,545	(5,900)	(13.0)
Tax impact of restructuring and transformational project costs (3)	(45,560)	(12,634)	(32,926)	NM
Tax impact of acquisition-related costs (3)	(10,302)	(11,108)	806	(7.3)
Impact of U.S. transition tax	15,154	115,000	(99,846)	(86.8)
Impact of U.S. balance sheet remeasurement from tax law change	—	(14,477)	14,477	NM
Impact of France and U.K. tax law changes	—	(8,137)	8,137	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$872,698	$806,372	$66,326	8.2%

Diluted earnings per share (GAAP)	$1.33	$1.23	$0.10	8.1%
Impact of restructuring and transformational project costs (1)	0.33	0.08	0.25	NM
Impact of acquisition-related costs (2)	0.08	0.09	(0.01)	(11.1)
Tax impact of restructuring and transformational project costs (3)	(0.09)	(0.02)	(0.07)	NM
Tax impact of acquisition-related costs (3)	(0.02)	(0.02)	—	—
Impact of U.S. transition tax	0.03	0.22	(0.19)	(86.4)
Impact of U.S. balance sheet remeasurement from tax law change	—	(0.03)	0.03	NM
Impact of France and U.K. tax law changes	—	(0.02)	0.02	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$1.66	$1.52	$0.14	9.0%

(1)
Fiscal 2019 includes $79 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, of which $17 million relates to accelerated depreciation related to software that is being replaced, and $96 million related to severance, restructuring and facility closure charges in Europe and Canada, of which $56 million relates to our France restructuring as part of our integration of Brake France and Davigel into Sysco France. Fiscal 2018 includes $29 million related to business technology costs and professional fees on three-year financial objectives and $11 million related to restructuring charges.

(2)
Fiscal 2019 and fiscal 2018 include $39 million and $31 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $1 million and $10 million, respectively, related to integration costs.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented:

	13-Week Period Ended Dec. 29, 2018	13-Week Period Ended Dec. 30, 2017	Change in Dollars	% Change
	(In thousands)
INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$604,839	$547,053	$57,786	10.6%
Impact of restructuring and transformational project costs (1)	(81,020)	(5,602)	(75,418)	NM
Impact of acquisition-related costs (2)	(16,947)	(20,809)	3,862	(18.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	$506,872	$520,642	$(13,770)	(2.6)%

Operating income (GAAP)	$(14,917)	$52,594	$(67,511)	NM
Impact of restructuring and transformational project costs (1)	81,020	5,602	75,418	NM
Impact of acquisition related costs (2)	16,947	20,809	(3,862)	(18.6)
Operating income adjusted for Certain Items (Non-GAAP)	$83,050	$79,005	$4,045	5.1%

CORPORATE
Operating expenses (GAAP)	$274,430	$240,972	$33,458	13.9%
Impact of restructuring and transformational project costs (3)	(53,417)	(15,775)	(37,642)	NM
Impact of acquisition-related costs (4)	(61)	(4,990)	4,929	(98.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	$220,952	$220,207	$745	0.3%

Operating income (GAAP)	$(279,497)	$(241,157)	$(38,340)	15.9%
Impact of restructuring and transformational project costs (3)	53,417	15,775	37,642	NM
Impact of acquisition-related costs (4)	61	4,990	(4,929)	(98.8)
Operating income adjusted for Certain Items (Non-GAAP)	$(226,019)	$(220,392)	$(5,627)	2.6%

(1)	Includes $55 million of restructuring charges in France and other restructuring, severance and facility closure costs in Europe and Canada.

(2)	Fiscal 2019 and fiscal 2018 include $18 million and $19 million, respectively, related to intangible amortization expense from the Brakes Acquisition.

(3)
Fiscal 2019 and fiscal 2018 include various transformation initiative costs, primarily consisting of changes to our business technology strategy, including $17 million of accelerated depreciation on software that is being replaced, and severance charges related to restructuring.

(4)	Fiscal 2018 included $5 million in integration costs from the Brakes Acquisition.

NM represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 29, 2018	26-Week Period Ended Dec. 30, 2017	Change in Dollars	% Change
	(In thousands)
INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,153,572	$1,085,352	$68,220	6.3%
Impact of restructuring and transformational project costs (1)	(87,746)	(9,500)	(78,246)	NM
Impact of acquisition-related costs (2)	(38,846)	(35,323)	(3,523)	10.0
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,026,980	$1,040,529	$(13,549)	(1.3)%

Operating income (GAAP)	$51,855	$129,398	$(77,543)	(59.9)%
Impact of restructuring and transformational project costs (1)	87,746	9,500	78,246	NM
Impact of acquisition related costs (2)	38,846	35,323	3,523	10.0
Operating income adjusted for Certain Items (Non-GAAP)	$178,447	$174,221	$4,226	2.4%

CORPORATE
Operating expenses (GAAP)	$538,778	$491,111	$47,667	9.7%
Impact of restructuring and transformational project costs (3)	(87,593)	(30,930)	(56,663)	NM
Impact of acquisition-related costs (4)	(799)	(10,222)	9,423	(92.2)
Operating expenses adjusted for Certain Items (Non-GAAP)	$450,386	$449,959	$427	0.1%

Operating income (GAAP)	$(546,653)	$(492,448)	$(54,205)	11.0%
Impact of restructuring and transformational project costs (3)	87,593	30,930	56,663	NM
Impact of acquisition-related costs (4)	799	10,222	(9,423)	(92.2)
Operating income adjusted for Certain Items (Non-GAAP)	$(458,261)	$(451,296)	$(6,965)	1.5%

(1)	Includes $56 million of restructuring charges in France and other restructuring, severance and facility closure costs in Europe and Canada.

(2)	Fiscal 2019 and fiscal 2018 include $39 million and $31 million, respectively, related to intangible amortization expense from the Brakes Acquisition.

(3)
Fiscal 2019 and fiscal 2018 include various transformation initiative costs, primarily consisting of changes to our business technology strategy, including $17 million of accelerated depreciation on software that is being replaced, and severance charges related to restructuring.

(4)	Fiscal 2019 and fiscal 2018 include $1 million and $10 million, respectively, related to integration costs from the Brakes Acquisition.

NM represents that the percentage change is not meaningful.

Three-Year Financial Targets

Sysco management considers adjusted return on invested capital (ROIC) to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company’s long-term capital investments. In addition, we have targets and expectations that are based on adjusted results, including an adjusted ROIC target of 16% under our three-year plan. We cannot predict with certainty whether or when we will achieve these results or whether the calculation of our ROIC in such future periods will be on an adjusted basis due to the effect of Certain Items, which would be excluded from such calculation. Due to these uncertainties, to the extent our future calculation of ROIC is on an adjusted basis excluding Certain Items, we cannot provide a quantitative reconciliation of this non-GAAP measure to the most directly comparable GAAP measure without unreasonable effort. However, we would expect to calculate adjusted ROIC, if applicable, in the same manner as we have calculated this historically. All components of our adjusted ROIC calculation would be impacted by Certain Items. We calculate adjusted ROIC as adjusted net earnings divided by (i) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year.

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

We are halfway into the three-year period under our strategic plan and are measuring our operating income performance against our targets on an adjusted basis. The following reconciles operating income cumulative growth from an adjusted to a GAAP basis.

	Year Ended			26-Week Period Ended
	June 30, 2018	July 1, 2017	Cumulative 4-Quarter Growth	December 29, 2018	December 30, 2017	Cumulative 2-Quarter Growth	Cumulative 6-Quarter Growth
Sales	$58,727,324	$55,371,139	$3,356,185	$29,980,986	$29,061,914	$919,072

Gross profit	$11,085,391	$10,557,507	$527,884	$5,675,497	$5,493,054	$182,443
Gross margin	18.88%	19.07%	(0.19)%	18.93%	18.90%	0.03%

Operating expenses (GAAP)	$8,771,335	$8,502,891	$268,444	$4,595,462	$4,345,137	$250,325
MEPP Charge	(1,700)	(35,600)	33,900	—	—	—
Impact of restructuring and transformational project costs (1)	(109,524)	(161,011)	51,487	(175,339)	(40,430)	(134,909)
Impact of acquisition-related costs (2)	(108,136)	(102,049)	(6,087)	(39,645)	(45,545)	5,900
Operating expenses adjusted for Certain Items (Non-GAAP)	$8,551,975	$8,204,231	$347,744	$4,380,478	$4,259,162	$121,316

Operating income (GAAP)	$2,314,056	$2,054,616	$259,440	$1,080,035	$1,147,917	$(67,882)	$191,558
MEPP Charge	1,700	35,600	(33,900)	—	—	—	(33,900)
Impact of restructuring and transformational project costs (1)	109,524	161,011	(51,487)	175,339	40,430	134,909	83,422
Impact of acquisition-related costs (2)	108,136	102,049	6,087	39,645	45,545	(5,900)	187
Operating income adjusted for Certain Items (Non-GAAP)	$2,533,416	$2,353,276	$180,140	$1,295,019	$1,233,892	$61,127	$241,267

(1)
Fiscal 2019 includes $79 million related to various transformation initiative costs, of which $17 million pertains to accelerated depreciation related to software that is being replaced, and $96 million related to severance, restructuring and facility closure charges, of which $56 million relates to our France restructuring. Fiscal 2018 includes $29 million related to business technology costs and professional fees on three-year financial objectives and $11 million related to restructuring charges.

(2)
Fiscal 2019 and fiscal 2018 include $39 million and $31 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $1 million and $10 million, respectively, in integration costs.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 26 weeks of fiscal 2019 to the first 26 weeks of fiscal 2018:

•	Cash flows from operations were $917.8 million in fiscal 2019, compared to $933.2 million in fiscal 2018;

•	Net capital expenditures totaled $216.9 million in fiscal 2019, compared to $254.7 million in fiscal 2018;

•
Free cash flow was $700.9 million in fiscal 2019, compared to free cash flow of $678.5 million in fiscal 2018 (see below under the heading “Free Cash Flow” for an explanation of this non-GAAP financial measure);

•	There were $109.9 million of commercial paper issuances or net bank borrowings in fiscal 2019, compared to $630.3 million of commercial paper issuances and net bank borrowings in fiscal 2018;

•	Dividends paid were $379.2 million in fiscal 2019, compared to $346.9 million in fiscal 2018; and

•	Cash paid for treasury stock repurchases was $739.2 million in fiscal 2019, compared to $750.5 million in fiscal 2018.

In addition, with regard to our senior notes:

•	We issued CDN $500.0 million in new senior notes in the first 26 weeks of fiscal 2019 within a Canadian subsidiary.

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

As of December 29, 2018, we had $744.8 million in cash and cash equivalents, approximately 39% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive), must maintain a sufficient level of cash to fund future reserve payments. As of December 29, 2018, we had $152.2 million of restricted cash and restricted cash equivalents primarily held by the Captive in a cash deposit account in order to meet solvency requirements.

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

Cash Flows

Operating Activities

We generated $917.8 million in cash flows from operations in the first 26 weeks of fiscal 2019, compared to cash flows of $933.2 million in the first 26 weeks of fiscal 2018. These amounts include year-over-year unfavorable comparisons on income taxes, partially offset by favorable comparisons on accrued expenses, as well as increased working capital.

Total tax payments have increased by $252.7 million in the first 26 weeks of fiscal 2019, as compared to the first 26 weeks of fiscal 2018. The first 26 weeks of fiscal 2018 included a deferral of tax payments due to relief provided in connection with Hurricane Harvey.

The positive comparison on accrued expenses was primarily due to a $66.4 million increase in accrued severance primarily related to restructuring in our European operations, and a $30.3 million increase in accrued taxes and licenses.

Changes in working capital, primarily accounts payable, had a positive impact of $110.5 million on cash flow from operations period-over-period. There was a favorable comparison on accounts payable, which was partially offset by unfavorable comparisons on receivables and inventory. The net increase in working capital is attributable to working capital initiatives enabling slower payments to suppliers and quicker cash collections from customers year-over-year.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2019 primarily consisted of facility replacements and expansions, technology equipment, fleet and warehouse equipment. Our capital expenditures in the first 26 weeks of fiscal 2019 were lower by $34.8 million, as compared to the first 26 weeks of fiscal 2018.

During the first 26 weeks of fiscal 2018, we paid $147.6 million for acquisitions made during fiscal 2018, net of cash acquired primarily for the acquisitions, including HFM and the remaining 50% interest in our joint venture in Costa Rica. There were no such acquisitions made in the first 26 weeks of fiscal 2019.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment. Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. Our free cash flow for the first 26 weeks of fiscal 2019 increased by $22.4 million, to $700.9 million, as compared to the first 26 weeks of fiscal 2018, principally as a result of a year-over-year reduction in capital expenditures, partially offset by a decrease in cash flows from operations, which includes the impact deferring tax payments in the first 26 weeks of fiscal 2018 due to relief provided in connection with Hurricane Harvey.

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

	26-Week Period Ended Dec. 29, 2018	26-Week Period Ended Dec. 30, 2017
	(In thousands)
Net cash provided by operating activities (GAAP)	$917,790	$933,204
Additions to plant and equipment	(223,825)	(258,577)
Proceeds from sales of plant and equipment	6,901	3,878
Free Cash Flow (Non-GAAP)	$700,866	$678,505

Seasonal trends also impact our free cash flow, as we typically use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $137.9 million in the first 26 weeks of fiscal 2019, as compared to $172.3 million in the first 26 weeks of fiscal 2018. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. The number of shares acquired and their cost during the first 26 weeks of fiscal 2019 were 10.8 million shares for $739.2 million, compared to 14.2 million shares repurchased in the first 26 weeks of fiscal 2018 for $750.5 million. Given that our share repurchases are based on a set dollar amount program and with the increase in our share price, fewer shares are being repurchased than during the same period last year. The aggregate dollar amount of share repurchases in the first 26 weeks of fiscal 2019 is less than the first 26 weeks of fiscal 2018 due to timing. We repurchased approximately 646,000 additional shares for $40.1 million through January 18, 2019, resulting in a remaining authorization of approximately $730.3 million. The number of shares we repurchase during the remainder of fiscal 2019 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first 26 weeks of fiscal 2019 were $379.2 million, or $0.72 per share, as compared to $346.9 million, or $0.66 per share, in the first 26 weeks of fiscal 2018. In November 2018, we declared our regular quarterly dividend for the second quarter of fiscal 2019 of $0.39 per share, which was paid in January 2019.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 8, “Debt.” Our outstanding borrowings at December 29, 2018, and repayment activity since the close of the second quarter of fiscal 2019, are disclosed within that note. Updated amounts through January 18, 2019, include:

•	$271.5 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

During the first 26 weeks of fiscal 2019 and 2018, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 2.23% and 1.44%, respectively.

Included in current maturities of long-term debt as of December 29, 2018 are senior notes totaling $250 million, which mature in March 2019 and senior notes totaling $500 million, which mature in April 2019. Repayment of these notes at maturity could be funded through cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes or a combination thereof.

Contractual Obligations

Our 2018 Form 10-K contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 30, 2018. Since June 30, 2018, the only material change to our specified contractual obligations relates to the one-time transition tax liability. The company elected to pay the net tax liability in eight installments. Due to certain Internal Revenue Service procedures, an overpayment reflected on the tax return for fiscal 2018 is applied to the first six installments. As a result, the next installment payment is due September 2025. The following table sets forth, as of December 29, 2018, certain information regarding our transition tax liability, updating the contractual obligations and commitments to make contractual future payments disclosed in our 2018 Form 10-K:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
One-time transition tax liability	$37,842	$—	$—	$—	$37,842

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to goodwill and intangible assets, the company-sponsored pension plans, income taxes and share-based compensation, which are described in Item 7 of our 2018 Form 10-K.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continues,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. Examples of forward-looking statements include, but are not limited to, statements about:

•	our ability to increase profitability for SYGMA;

•	our expectations regarding improved operating income performance in the second half of fiscal 2019;

•
our expectations regarding multiple transformation initiatives, including (i) the Finance Transformation Roadmap and our expectation that we will receive financial benefits from this initiative, (ii) Smart Spending and our expectation that this initiative will provide unprecedented visibility, ownership and performance management in all areas of our business, (iii) Canadian Regionalization and our expectation that this initiative will contribute to increased cost savings and (iv) Administrative Expenses and our expectation that this initiative will drive costs out of the business to drive growth, and our expectation that we will receive financial benefits from these initiatives in the second half of fiscal 2019;

•	our expectations regarding our ability to effectively centralize and standardize our business, including leveraging technology and strengthening Sysco overall;

•
our expectations that our four strategic priorities, which include the customer experience, delivering operational excellence, optimizing the business and activating the power of our people, will accelerate our current growth and guide us into the future;

•
projections of future performance under our three-year strategic financial plan, including, but not limited to, our expectation that we will reach $650 to $700 million of adjusted operating income growth as compared to fiscal 2017, our goal of growing earnings per share faster than operating income, achieving 16% in adjusted return on invested capital improvement for existing businesses, and our goals of sales growth of 4% to 4.5%, adjusted operating growth of 9% and adjusted diluted earnings per share results in the range of $3.85 to $3.95 in fiscal 2020;

•	our expectation regarding the acceleration of locally managed customer case growth and driving leverage between gross profit and adjusted expense growth;

•
our expectations regarding the accelerated investments we are making related to our long-term strategic growth plans in Europe, and our expectations that such investments will enrich the customer experience and position us well in the European market;

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

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this document and those discussed in Item 1A of our 2018 Form 10-K:

•
the risk that if sales from our locally managed customers do not grow at the same rate as sales from regional and national customers, or if we are unable to continue to accelerate local case growth, our gross margins may decline;

•	the risk that we are unlikely to be able to predict inflation over the long term, and lower inflation is likely to produce lower gross profit;

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability generally;

•	the risk that our efforts to modify truck routing, including our small truck initiative, in order to reduce outbound transportation costs may be unsuccessful;

•	the risk that we may not be able to accelerate and/or identify additional administrative cost savings in order to compensate for any gross profit or supply chain cost leverage challenges;

•	risks related to unfavorable conditions in North America and Europe and the impact on our results of operations and financial condition;

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

•	the impact of unexpected future changes to our business initiatives based on management’s subjective evaluation of our overall business needs;

•	the risk that the actual costs of any business initiatives may be greater or less than currently expected;

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

•	the risk that the U.K.’s anticipated exit from the European Union, commonly referred to as Brexit, may adversely impact our operations in the U.K., including those of the Brakes Group;

•	the risk that future labor disruptions or disputes could disrupt the integration of Brake France and Davigel into Sysco France and our operations in France and the European Union generally;

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our 2018 Form 10-K and the risk factor discussion contained in Part II, Item 1A of this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our 2018 Form 10-K. There have been no significant changes to our market risks since June 30, 2018, except as noted below.

Interest Rate Risk

At December 29, 2018, there was $109.9 million in aggregate commercial paper issuances outstanding. Total debt as of December 29, 2018 was $8.8 billion, of which approximately 67% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first 26 weeks of fiscal 2019 and fiscal 2018.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of December 29, 2018, we had diesel fuel swaps with a total notional amount of approximately 52 million gallons through December 2019. These swaps will lock in the price of approximately 60% of our projected fuel purchase needs for fiscal 2019. Additional swaps have been entered into for hedging activity in fiscal 2020. As of December 29, 2018, we had diesel fuel swaps with a total notional amount of approximately 28 million gallons specific to fiscal 2020. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 29, 2018, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Sysco is currently deploying a financial system to support its business processes across the organization. Through the second quarter of fiscal 2019, this system has been implemented at our corporate office and within our shared business services center. The activities at these locations are significant enough to Sysco’s total financial results that the implementation of the new system required us to materially modify our internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and as set forth below.

Economic and political instability and potential unfavorable changes in laws and regulations in international markets could adversely affect our results of operations and financial condition.

Our international operations subject us to certain risks, including economic and political instability and potential unfavorable changes in laws and regulations in international markets in which we operate. For example, the U.K.’s anticipated exit from the EU (commonly referred to as “Brexit”) and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the EU and otherwise negatively impact our European operations. The U.K. is currently negotiating the terms of Brexit, with the U.K. due to exit the EU on March 29, 2019. In November 2018, the U.K. and the EU agreed upon a draft Withdrawal Agreement that set out the terms governing the U.K.’s departure, including, among other things, a transition period to allow for a future trade deal to be agreed upon. As the draft Withdrawal Agreement was rejected by the U.K. Parliament on January 15, 2019, there is significant uncertainty about the terms and timing under which the U.K. will leave the EU. It is possible that Brexit will result in our U.K. and EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, in the event the U.K. leaves the EU with no agreement (a “hard Brexit”), there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU. Such impacts may directly increase our costs or could decrease demand for our goods and services by adversely impacting the business of restaurants or other customers in the foodservice distribution industry.

The completion of Brexit could also adversely affect the value of our euro- and pound-denominated assets and obligations. Exchange rates related to the British pound sterling have been more volatile since the U.K. announced it would exit the EU and such volatility may continue in the future. Future fluctuations in the exchange rate between the British pound sterling and the local currencies of our suppliers may have the effect of increasing our cost of goods sold in the U.K., which increases we may not be able to pass on to our customers. In addition, Brexit could cause financial and capital markets within and outside the U.K. or the EU to constrict, thereby negatively impacting our ability to finance our business, and could cause a substantial dip in consumer confidence and spending that could negatively impact the foodservice distribution industry. Any one of these impacts could have an adverse effect on our results of operations and financial condition.

Additionally, the “yellow vest” protests in France against a fuel tax increase and the French government negatively impacted our sales in France over the 2018 year-end holiday period. Similarly, future labor disruptions or disputes could disrupt the integration of Brake France and Davigel into Sysco France and our operations in France and the EU generally. In addition, if changes occur in laws and regulations impacting the flow of goods, services and workers in either the U.K or France or in other parts of the EU, with respect to Brexit or otherwise, our European operations could also be negatively impacted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the second quarter of fiscal 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
September 30 – October 27	1,569,826	$71.35	1,568,432	—
Month #2
October 28 – November 24	2,359,138	67.48	2,357,634	—
Month #3
November 25 – December 29	4,074,114	64.84	4,064,574	—
Totals	8,003,078	$66.90	7,990,640	—

(1)	The total number of shares purchased includes 1,394, 1,504 and 9,540 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

We repurchased 10.8 million shares during the first 26 weeks of fiscal 2019, resulting in a remaining authorization under our program of approximately $770.3 million. We purchased 14.2 million shares in the first 26 weeks of fiscal 2018. We purchased approximately 646,000 additional shares under our authorization through January 18, 2019. The number of shares we repurchase during the remainder of fiscal 2019 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

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

Sysco Corporation
(Registrant)

Date: February 4, 2019	By:	/s/ THOMAS L. BENÉ
Thomas L. Bené
Chairman of the Board, President and Chief Executive Officer

Date: February 4, 2019	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: February 4, 2019	By:	/s/ ANITA A. ZIELINSKI
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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1†	—	Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Appendix II to the Sysco Corporation Proxy Statement filed October 5, 2018 (File No. 1-6544).

10.2#†	—	Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.3#†	—
Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2018 filed with the SEC on February 4, 2019, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 29, 2018, June 30, 2018 and December 30, 2017, (ii) Consolidated Results of Operations for the thirteen and twenty six week periods ended December 29, 2018 and December 30, 2017, (iii) Consolidated Statements of Comprehensive Income for the thirteen and twenty six week periods ended December 29, 2018 and December 30, 2017, (iv) Consolidated Cash Flows for the twenty six week periods ended December 29, 2018 and December 30, 2017, and (v) the Notes to Consolidated Financial Statements.

___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith