Form 10-Q
period 2019-03-30
SYSCO CORP
filed 2019-05-07
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
(281) 584-1390

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.00 Par Value	SYY	New York Stock Exchange
1.25% Notes due June 2023	SYY 23	New York Stock Exchange

513,975,346 shares of common stock were outstanding as of April 19, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Mar. 30, 2019	Jun. 30, 2018	Mar. 31, 2018
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$521,621	$552,325	$901,551
Accounts and notes receivable, less allowances of $59,643, $25,768 and $65,647	4,328,952	4,073,723	4,227,743
Inventories, net	3,344,683	3,125,413	3,259,771
Prepaid expenses and other current assets	211,155	187,880	231,064
Income tax receivable	49,138	64,112	95,742
Total current assets	8,455,549	8,003,453	8,715,871
Plant and equipment at cost, less accumulated depreciation	4,377,059	4,521,660	4,392,158
Other long-term assets
Goodwill	3,924,021	3,955,485	4,066,186
Intangibles, less amortization	888,466	979,812	1,056,068
Deferred income taxes	61,873	83,666	4,289
Other assets	493,831	526,328	394,570
Total other long-term assets	5,368,191	5,545,291	5,521,113
Total assets	$18,200,799	$18,070,404	$18,629,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$5,733	$4,176	$6,606
Accounts payable	4,293,468	4,136,482	4,235,856
Accrued expenses	1,663,719	1,608,966	1,515,682
Accrued income taxes	—	56,793	—
Current maturities of long-term debt	537,238	782,329	288,055
Total current liabilities	6,500,158	6,588,746	6,046,199
Long-term liabilities
Long-term debt	8,134,461	7,540,765	8,835,156
Deferred income taxes	219,587	319,124	161,193
Other long-term liabilities	949,636	1,077,163	1,199,472
Total long-term liabilities	9,303,684	8,937,052	10,195,821
Commitments and contingencies
Noncontrolling interest	35,060	37,649	35,909
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,425,079	1,383,619	1,357,399
Retained earnings	10,893,648	10,348,628	9,850,739
Accumulated other comprehensive loss	(1,483,469)	(1,409,269)	(1,075,484)
Treasury stock at cost, 251,329,462, 244,533,248 and 244,419,011 shares	(9,238,536)	(8,581,196)	(8,546,616)
Total shareholders’ equity	2,361,897	2,506,957	2,351,213
Total liabilities and shareholders' equity	$18,200,799	$18,070,404	$18,629,142
Note: The June 30, 2018 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018
Sales	$14,658,074	$14,349,504	$44,639,060	$43,411,418
Cost of sales	11,903,776	11,673,876	36,209,265	35,242,736
Gross profit	2,754,298	2,675,628	8,429,795	8,168,682
Operating expenses	2,224,713	2,193,425	6,820,175	6,538,562
Operating income	529,585	482,203	1,609,620	1,630,120
Interest expense	94,514	136,145	270,643	303,015
Other expense (income), net	4,120	(18,826)	15,449	(35,963)
Earnings before income taxes	430,951	364,884	1,323,528	1,363,068
Income taxes	(9,132)	34,799	185,023	381,230
Net earnings	$440,083	$330,085	$1,138,505	$981,838

Net earnings:
Basic earnings per share	$0.86	$0.63	$2.20	$1.88
Diluted earnings per share	0.85	0.63	2.17	1.85

Average shares outstanding	514,185,453	521,832,671	517,637,952	523,468,845
Diluted shares outstanding	519,821,311	527,990,563	524,487,510	529,434,527

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018
Net earnings	$440,083	$330,085	$1,138,505	$981,838
Other comprehensive income (loss):
Foreign currency translation adjustment	37,471	72,010	(88,989)	212,594
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155	6,465	6,080
Change in net investment hedges	(9,466)	(31,526)	25,591	(47,703)
Change in cash flow hedges	1,546	(10,473)	(10,246)	(7,355)
Amortization of prior service cost	1,600	1,807	4,800	5,098
Amortization of actuarial loss	6,529	6,571	19,587	18,539
Actuarial loss	—	—	(32,511)	—
Change in marketable securities	1,103	—	1,103	—
Total other comprehensive income (loss)	40,938	40,544	(74,200)	187,253
Comprehensive income	$481,021	$370,629	$1,064,305	$1,169,091

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 29, 2018	765,174,900	$765,175	$1,465,461	$10,654,711	$(1,524,407)	251,658,719	$(9,193,304)	$2,167,636
Net earnings				440,083				440,083
Foreign currency translation adjustment					37,471			37,471
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					1,546			1,546
Change in net investment hedges, net of tax					(9,466)			(9,466)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					8,129			8,129
Change in marketable securities, net of tax					1,103			1,103
Dividends declared ($0.39 per common share)				(201,146)				(201,146)
Treasury stock purchases						1,835,170	(118,524)	(118,524)
Increase in ownership interest in subsidiaries			(54,877)					(54,877)
Share-based compensation awards			14,495			(2,164,427)	73,292	87,787
Balance as of March 30, 2019	765,174,900	$765,175	$1,425,079	$10,893,648	$(1,483,469)	251,329,462	$(9,238,536)	$2,361,897

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 30, 2017	765,174,900	$765,175	$1,361,470	$9,708,263	$(1,116,028)	243,764,879	$(8,450,278)	$2,268,602
Net earnings				330,085				330,085
Foreign currency translation adjustment					72,010			72,010
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(10,473)			(10,473)
Change in net investment hedges, net of tax					(31,526)			(31,526)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					8,378			8,378
Dividends declared ($0.36 per common share)				(187,609)				(187,609)
Treasury stock purchases						2,686,585	(162,434)	(162,434)
Share-based compensation awards			(4,071)			(2,032,453)	66,096	62,025
Balance as of March 31, 2018	765,174,900	$765,175	$1,357,399	$9,850,739	$(1,075,484)	244,419,011	$(8,546,616)	$2,351,213

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 30, 2018	765,174,900	$765,175	$1,383,619	$10,348,628	$(1,409,269)	244,533,248	$(8,581,196)	$2,506,957
Net earnings				1,138,505				1,138,505
Foreign currency translation adjustment					(88,989)			(88,989)
Amortization of cash flow hedges, net of tax					6,465			6,465
Change in cash flow hedges, net of tax					(10,246)			(10,246)
Change in net investment hedges, net of tax					25,591			25,591
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					24,387			24,387
Pension funded status adjustment, net of tax					(32,511)			(32,511)
Change in marketable securities, net of tax					1,103			1,103
Dividends declared ($1.14 per common share)				(593,485)				(593,485)
Treasury stock purchases						12,850,437	(868,527)	(868,527)
Increase in ownership interest in subsidiaries			(54,877)					(54,877)
Share-based compensation awards			96,337			(6,054,223)	211,187	307,524
Balance as of March 30, 2019	765,174,900	$765,175	$1,425,079	$10,893,648	$(1,483,469)	251,329,462	$(9,238,536)	$2,361,897

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 1, 2017	765,174,900	$765,175	$1,327,366	$9,447,755	$(1,262,737)	235,135,699	$(7,896,043)	$2,381,516
Net earnings				981,838				981,838
Foreign currency translation adjustment					212,594			212,594
Amortization of cash flow hedges, net of tax					6,080			6,080
Change in cash flow hedges, net of tax					(7,355)			(7,355)
Change in net investment hedge, net of tax					(47,703)			(47,703)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					23,637			23,637
Dividends declared ($1.05 per common share)				(547,782)				(547,782)
Treasury stock purchases						16,416,122	(888,966)	(888,966)
Increase in ownership interest in subsidiaries				(31,072)				(31,072)
Share-based compensation awards			30,033			(7,132,810)	238,393	268,426
Balance as of March 31, 2018	765,174,900	$765,175	$1,357,399	$9,850,739	$(1,075,484)	244,419,011	$(8,546,616)	$2,351,213

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	39-Week Period Ended
	Mar. 30, 2019	Mar. 31, 2018
Cash flows from operating activities:
Net earnings	$1,138,505	$981,838
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	78,110	72,742
Depreciation and amortization	576,596	563,732
Amortization of debt issuance and other debt-related costs	16,244	21,095
Loss on extinguishment of debt	—	53,104
Deferred income taxes	(98,206)	142,242
Provision for losses on receivables	43,791	32,387
Other non-cash items	(7,677)	3,325
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(317,627)	(157,355)
(Increase) in inventories	(231,732)	(202,779)
(Increase) in prepaid expenses and other current assets	(20,823)	(27,301)
Increase in accounts payable	231,213	111,888
Increase (decrease) in accrued expenses	62,518	(65,993)
(Decrease) in accrued income taxes	(41,813)	(100,131)
(Increase) in other assets	(14,819)	(49,923)
(Decrease) in other long-term liabilities	(49,055)	(257,936)
Net cash provided by operating activities	1,365,225	1,120,935
Cash flows from investing activities:
Additions to plant and equipment	(382,905)	(372,612)
Proceeds from sales of plant and equipment	16,383	16,910
Acquisition of businesses, net of cash acquired	(97,530)	(203,608)
Purchase of marketable securities	(115,807)	—
Other investing activities	—	3,252
Net cash (used for) investing activities	(579,859)	(556,058)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	200,000	638,300
Other debt borrowings	389,681	1,005,490
Other debt repayments	(278,234)	(538,967)
Tender and redemption premiums for senior notes	—	(281,762)
Proceeds from stock option exercises	211,174	238,392
Treasury stock purchases	(866,714)	(910,966)
Dividends paid	(575,059)	(534,741)
Other financing activities	(20,663)	(27,745)
Net cash (used for) financing activities	(939,815)	(411,999)
Effect of exchange rates on cash, cash equivalents and restricted cash	(11,619)	24,745
Net (decrease) increase in cash, cash equivalents and restricted cash	(166,068)	177,623
Cash, cash equivalents and restricted cash at beginning of period	715,844	869,502
Cash, cash equivalents and restricted cash at end of period	$549,776	$1,047,125
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$252,377	$226,882
Income taxes	379,728	218,059

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 30, 2018 consolidated balance sheet, which was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (our 2018 Form 10-K). The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income, changes in consolidated shareholders’ equity and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in shareholders’ equity for all periods presented have been made.

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

Supplemental Cash Flow Information

Within the Consolidated Statement of Cash Flows, certain prior year items have been grouped as other investing activities. These primarily include proceeds from the settlement of corporate-owned life insurance policies, which have been reclassified to conform with the current year presentation in accordance with new accounting standards related to the presentation of cash flows as described in Note 2, “Changes in Accounting”.

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	Mar. 30, 2019	Mar. 31, 2018
	(In thousands)
Cash and cash equivalents	$521,621	$901,551
Restricted cash (1)	28,155	145,574
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$549,776	$1,047,125

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within Other assets in each consolidated balance sheet.

2. CHANGES IN ACCOUNTING

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard superseded existing revenue recognition standards and eliminated all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sysco adopted the new standard effective July 1, 2018 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on Sysco’s consolidated balance sheet or consolidated results of operations as of the adoption date or for the period ended March 30, 2019.

Guidance in Presentation of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Invitees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. The company adopted this ASU retrospectively, effective July 1, 2018. The adoption of ASU 2016-15 did not have a material effect on the company’s consolidated cash flow statement as of the adoption date or for the period ended March 30, 2019.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable. The company adopted this ASU effective July 1, 2018, resulting in net cost of $8.9 million in the third quarter of fiscal 2019 and net cost of $26.7 million for the first 39 weeks of fiscal 2019 being reported in Other expense (income), net that would have previously been included in Operating expenses. The ASU was applied retrospectively, resulting in a net benefit of $3.7 million for the third quarter of fiscal 2018 and a net benefit of $11.2 million for the first 39 weeks of fiscal 2018, reported in Other expense (income), net.

3.  NEW ACCOUNTING STANDARDS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. In addition, Topic 842 expands the disclosure requirements of lease arrangements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which is fiscal 2020 for Sysco.

To assess the impact of the standard, the company has formed a cross-functional steering committee to review the amended guidance and subsequent clarifications in order to understand the potential impact the new standard could have on the company’s consolidated financial statements and disclosures, business processes, and internal controls. The company has substantially completed the process of gathering lease data and reviewing its lease portfolio and is in the process of completing an impact assessment with respect to the adoption of the provisions of the new standard. To facilitate this ongoing process, the company is currently implementing a third-party lease accounting software. The company will finalize its assessment in the fourth quarter of fiscal 2019 and adopt this standard on June 30, 2019, the first day of fiscal 2020.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years-and interim periods within those fiscal years beginning after December 15, 2019, which is the first quarter of fiscal 2021 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

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

4. REVENUE

Adoption of ASC Topic 606, “Revenues from Contracts with Customers”

On July 1, 2018, Sysco adopted ASC Topic 606 with no significant impact to its financial position or results of operations, using the modified retrospective method. There were no contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC Topic 606, while prior period amounts have not been restated and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition. Sysco had no adjustment to opening retained earnings as of July 1, 2018 as a result of adopting ASC Topic 606. There was no material impact on revenues for the quarter and 39 weeks ended March 30, 2019 as a result of applying ASC Topic 606.

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

Contract Balances

After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in Accounts and notes receivable, less allowances in the consolidated balance sheet, were $4.1 billion and $3.8 billion as of March 30, 2019 and June 30, 2018, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in Other Assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of March 30, 2019, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

Disaggregation of Sales

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Mar. 30, 2019
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,035,201	$389,126	$386,074	$—	$2,810,401
Canned and dry products	1,812,070	554,653	69,730	—	2,436,453
Frozen fruits, vegetables, bakery and other	1,408,601	500,999	300,725	—	2,210,325
Dairy products	1,030,209	304,315	145,460	—	1,479,984
Poultry	1,013,513	195,816	200,518	—	1,409,847
Fresh produce	936,972	245,436	56,847	—	1,239,255
Paper and disposables	686,732	88,400	178,465	14,287	967,884
Seafood	624,953	166,103	32,959	—	824,015
Beverage products	277,421	129,366	136,876	19,787	563,450
Other (1)	279,611	183,677	29,658	223,514	716,460
Total Sales	$10,105,283	$2,757,891	$1,537,312	$257,588	$14,658,074

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Mar. 31, 2018
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$1,964,633	$403,684	$376,554	$—	$2,744,871
Canned and dry products	1,759,588	577,363	78,810	—	2,415,761
Frozen fruits, vegetables, bakery and other	1,325,252	618,684	296,774	—	2,240,710
Dairy products	1,016,360	314,272	151,835	—	1,482,467
Poultry	956,664	201,133	269,142	—	1,426,939
Fresh produce	878,802	248,261	59,016	—	1,186,079
Paper and disposables	646,278	95,295	181,112	13,804	936,489
Seafood	610,291	170,210	30,010	—	810,511
Beverage products	273,849	45,938	141,137	19,682	480,606
Other (1)	272,778	124,411	21,363	206,519	625,071
Total Sales	$9,704,495	$2,799,251	$1,605,753	$240,005	$14,349,504

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	39-Week Period Ended Mar. 30, 2019
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$6,241,367	$1,218,668	$1,132,476	$—	$8,592,511
Canned and dry products	5,463,772	1,777,733	214,070	—	7,455,575
Frozen fruits, vegetables, bakery and other	4,249,051	1,483,735	907,718	—	6,640,504
Dairy products	3,158,050	929,025	448,369	—	4,535,444
Poultry	3,042,028	620,940	681,253	—	4,344,221
Fresh produce	2,802,548	825,000	178,745	—	3,806,293
Paper and disposables	2,079,381	280,315	548,977	44,871	2,953,544
Seafood	1,868,294	550,953	81,795	—	2,501,042
Beverage products	839,173	342,753	420,414	63,389	1,665,729
Other (1)	848,135	540,317	81,559	674,186	2,144,197
Total Sales	$30,591,799	$8,569,439	$4,695,376	$782,446	$44,639,060

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	39-Week Period Ended Mar. 31, 2018
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$5,971,490	$1,250,050	$1,138,404	$—	$8,359,944
Canned and dry products	5,241,179	1,750,597	245,569	—	7,237,345
Frozen fruits, vegetables, bakery and other	3,908,210	1,890,105	858,500	—	6,656,815
Poultry	3,000,575	621,150	843,861	—	4,465,586
Dairy products	3,053,156	938,288	480,894	—	4,472,338
Fresh produce	2,705,538	770,590	188,508	—	3,664,636
Paper and disposables	1,940,107	297,663	546,146	42,639	2,826,555
Seafood	1,786,608	535,874	74,894	—	2,397,376
Beverage products	815,081	145,816	426,401	62,134	1,449,432
Other (1)	812,718	371,416	76,392	620,865	1,881,391
Total Sales	$29,234,662	$8,571,549	$4,879,569	$725,638	$43,411,418

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

5.  ACQUISITIONS

During the first 39 weeks of fiscal 2019, the company paid cash of $97.5 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of March 30, 2019, aggregate contingent consideration outstanding was $19.4 million, of which $14.2 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 measurement.

In the third quarter of fiscal 2019, Sysco consummated the acquisition of the remaining 23% interest in Iowa Premium, LLC, making the previously consolidated entity a wholly-owned subsidiary. The transaction resulted in a reduction of Sysco’s non-controlling interest within Other long-term liabilities and a reduction in Paid-in capital on the consolidated balance sheet for the period ended March 30, 2019. The company is in the process of selling all of its interests in Iowa Premium, LLC and expects to consummate this sale in the near term. The held for sale assets and the held for sale liabilities are not significant to the consolidated balance sheet of Sysco.

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

•
Fixed income securities are valued using evaluated bid prices based on a compilation of observable market information or a broker quote in a non-active market. Inputs used vary by type of security, but include spreads, yields, rate benchmarks, rate of prepayment, cash flows, rating changes and collateral performance and type.

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

The fair value of the company’s marketable securities are all measured using inputs that are considered a Level 2 measurement, as they are actively traded and are valued using quoted market prices in active markets. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 7, "Marketable Securities." The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 8, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of March 30, 2019, June 30, 2018 and March 31, 2018:

	Assets and Liabilities Measured at Fair Value as of Mar. 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$105,717	$200	$—	$105,917
Other assets (1)	28,155	—	—	28,155
Total assets at fair value	$133,872	$200	$—	$134,072

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Jun. 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$169,214	$30,190	$—	$199,404
Other assets (1)	163,519	—	—	163,519
Total assets at fair value	$332,733	$30,190	$—	$362,923

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Mar. 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$384,528	$49,190	$—	$433,718
Prepaid expenses and other current assets (1)	43,364	—	—	43,364
Other assets (1)	102,211	—	—	102,211
Total assets at fair value	$530,103	$49,190	$—	$579,293

(1)	Represents restricted cash balances recorded within other current assets and other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $8.9 billion, $8.4 billion and $9.3 billion as of March 30, 2019, June 30, 2018 and March 31, 2018, respectively. The carrying value of total debt was $8.7 billion, $8.3 billion and $9.1 billion as of March 30, 2019, June 30, 2018 and March 31, 2018, respectively.

7. MARKETABLE SECURITIES

In March 2019, Sysco began to invest a portion of the assets held by its wholly-owned captive insurance subsidiary in a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale. The company includes fixed income securities maturing in less than twelve months within Prepaid expenses and other current assets and includes fixed income securities maturing in more than twelve months within Other assets in the accompanying Consolidated Balance Sheets. The company records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on marketable securities are recorded in Accumulated other comprehensive loss. The following table presents the company’s available-for-sale marketable securities as of March 30, 2019:

	March 30, 2019
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(in thousands)
Fixed income securities:
Corporate bonds	$86,843	$563	$(15)	$87,391	$8,990	$78,401
Government bonds	28,964	848	—	29,812	—	29,812
Total marketable securities	$115,807	$1,411	$(15)	$117,203	$8,990	$108,213
The fixed income securities held at March 30, 2019 had effective maturities ranging from less than one year to approximately ten years. The company did not realize any gains or losses on its marketable securities during the third quarter of fiscal 2019.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of March 30, 2019 are below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
April 2019	U.S. Dollar	500
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (April 2019 to August 2019)	Swedish Krona	321
Various (April 2019 to December 2019)	British Pound Sterling	21
Various (April 2019 to December 2019)	U.S. Dollar	1
June 2021	Canadian Dollar	300
July 2021	British Pound Sterling	234
August 2021	British Pound Sterling	466
June 2023	Euro	500

Hedging of fuel risk
Various (March 31, 2019 to May 2020)	Gallons	57

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of March 30, 2019, June 30, 2018 and March 31, 2018 are as follows:

		Derivative Fair Value
	Balance Sheet location	Mar. 30, 2019	Jun. 30, 2018	Mar. 31, 2018
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other assets	$18,627	$—	$1,800
Interest rate swaps	Other current liabilities	50	6,820	—
Interest rate swaps	Other long-term liabilities	22,461	49,734	49,256

Cash Flow Hedges:
Fuel Swaps	Other current assets	$1,025	$15,316	$12,381
Foreign currency forwards	Other current assets	192	693	533
Fuel swaps	Other assets	397	—	—
Cross currency swaps	Other current assets	—	4,284	—
Cross currency swaps	Other assets	5,464	3,454	—
Fuel Swaps	Other current liabilities	5,352	—	—
Foreign currency forwards	Other current liabilities	945	71	88
Fuel swaps	Other long-term liabilities	85	—	—
Cross currency swaps	Other long-term liabilities	5,465	14,201	34,690

Net Investment Hedges:
Foreign currency swaps	Other assets	$—	$10,709	$7,946
Foreign currency swaps	Other long-term liabilities	13,592	39,690	71,784

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 30, 2019
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$11,903,776	$2,224,713	$94,514
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(41,657)
Derivatives designated as hedging instruments	—	—	18,865

(1)	The hedged total includes interest expense of $17.1 million and change in fair value of debt of $24.6 million.

	13-Week Period Ended Mar. 31, 2018
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$11,673,876	$2,193,425	$136,145
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$419
Derivatives designated as hedging instruments	—	—	(15,740)

(1)	The hedged total includes interest expense of $13.6 million and change in fair value of debt of $14.1 million.

	39-Week Period Ended Mar. 30, 2019
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$36,209,265	$6,820,175	$270,643
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(97,164)
Derivatives designated as hedging instruments	—	—	39,556

(1)	The hedged total includes interest expense of $47.8 million and change in fair value of debt of $49.3 million.

	39-Week Period Ended Mar. 31, 2018
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$35,242,736	$6,538,562	$303,015
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(22,325)
Derivatives designated as hedging instruments	—	—	(26,729)

(1)	The hedged total includes interest expense of $47.8 million and change in fair value of debt of $25.5 million.

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended March 30, 2019 and March 31, 2018, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 30, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$16,276	Operating expense	$(961)
Foreign currency contracts	(14,244)	Cost of goods sold	14
Total	$2,032		$(947)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(15,387)	N/A	$—
Foreign denominated debt	10,550	N/A	—
Total	$(4,837)		$—

	13-Week Period Ended Mar. 31, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(1,195)	Operating expense	$4,438
Foreign currency contracts	(12,875)	Cost of goods sold	348
Total	$(14,070)		$4,786

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(24,420)	N/A	$—
Foreign denominated debt	(16,400)	N/A	—
Total	$(40,820)		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 39-week periods ended March 30, 2019 and March 31, 2018, presented on a pretax basis, are as follows:

	39-Week Period Ended Mar. 30, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(19,541)	Operating expense	$8,432
Foreign currency contracts	6,416	Cost of goods sold	505
Total	$(13,125)		$8,937

Derivatives in net investment hedging relationships:
Foreign currency contracts	$18,984	N/A	$—
Foreign denominated debt	22,650	N/A	—
Total	$41,634		$—

	39-Week Period Ended Mar. 31, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$18,855	Operating expense	$5,679
Foreign currency contracts	(27,450)	Cost of goods sold	1,178
Total	$(8,595)		$6,857

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(56,580)	N/A	$—
Foreign denominated debt	(45,000)	N/A	—
Total	$(101,580)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of March 30, 2019 are as follows:

	Mar. 30, 2019
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,997)	$58
Long-term debt	(2,311,161)	3,264

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 30, 2018 are as follows:

	Jun. 30, 2018
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,610)	$5,097
Long-term debt	(1,743,732)	47,555

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of March 31, 2018 are as follows:

	Mar. 31, 2018
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(2,242,904)	$45,030

9. DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of March 30, 2019, there was $200.0 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 39 weeks of fiscal 2019, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $669.0 million.

In March 2019, Sysco repaid 5.375% senior notes totaling $250 million at maturity utilizing a combination of cash flow from operations and commercial paper issuances.

Senior notes offering

On September 25, 2018, Sysco’s wholly-owned subsidiary, Sysco Canada Inc. (Sysco Canada), issued senior notes totaling CDN $500.0 million. The senior notes were issued in Canada with a coupon rate of 3.65% and pricing, as a percentage of par, of 99.962%. Net proceeds from the offering were used to repay internal debt that was created in fiscal 2018 when the company repatriated earnings from its Canadian operations back to Sysco Corporation, and to repay outstanding borrowings under Sysco’s commercial paper program, along with other general corporate purposes. Interest on the senior notes will be paid semi-annually on April 25 and October 25, beginning April 25, 2019. At Sysco Canada’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco Canada elects to redeem the senior notes before the date that is two months prior to the maturity date, Sysco Canada will pay an amount equal to the greater of (1) 100% of the principal amount of the senior notes to be redeemed; or (2) the applicable yield price, plus in either case, any accrued and unpaid interest on the senior notes to be redeemed to the date of redemption. If Sysco Canada elects to redeem a series of senior notes on or after the applicable date described in the preceding sentence, Sysco Canada will pay an amount equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest on the senior notes redeemed to the redemption date.

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$440,083	$330,085	$1,138,505	$981,838
Denominator:
Weighted-average basic shares outstanding	514,185,453	521,832,671	517,637,952	523,468,845
Dilutive effect of share-based awards	5,635,858	6,157,892	6,849,558	5,965,682
Weighted-average diluted shares outstanding	519,821,311	527,990,563	524,487,510	529,434,527
Basic earnings per share	$0.86	$0.63	$2.20	$1.88
Diluted earnings per share	$0.85	$0.63	$2.17	$1.85

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,583,000 and 25,000 for the third quarter of fiscal 2019 and fiscal 2018, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,260,000 and 3,071,000 for the first 39 weeks of fiscal 2019 and fiscal 2018, respectively.

11.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements, certain amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $481.0 million and $370.6 million for the third quarter of fiscal 2019 and fiscal 2018, respectively. Comprehensive income was $1.1 billion and $1.2 billion for the first 39 weeks of fiscal 2019 and fiscal 2018, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 30, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$2,133	$533	$1,600
Amortization of actuarial loss, net	Other expense, net	8,706	2,177	6,529
Total reclassification adjustments		10,839	2,710	8,129
Foreign currency translation:
Foreign currency translation adjustment	N/A	37,471	—	37,471
Marketable securities:
Change in marketable securities	N/A	1,396	293	1,103
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	2,032	486	1,546
Change in net investment hedges	N/A	(4,837)	4,629	(9,466)
Total other comprehensive income (loss) before reclassification adjustments		(2,805)	5,115	(7,920)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive income		$49,774	$8,836	$40,938

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Mar. 31, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$2,409	$602	$1,807
Amortization of actuarial loss, net	Other expense, net	8,761	2,190	6,571
Total reclassification adjustments		11,170	2,792	8,378
Foreign currency translation:
Foreign currency translation adjustment	N/A	72,010	—	72,010
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(14,070)	(3,597)	(10,473)
Change in net investment hedges	N/A	(40,820)	(9,294)	(31,526)
Total other comprehensive income (loss) before reclassification adjustments		(54,890)	(12,891)	(41,999)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive income (loss)		$31,163	$(9,381)	$40,544

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		39-Week Period Ended Mar. 30, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss		$(36,891)	$(4,380)	$(32,511)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	6,399	1,599	4,800
Amortization of actuarial loss, net	Other expense, net	26,118	6,531	19,587
Total reclassification adjustments		32,517	8,130	24,387
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	(88,989)	—	(88,989)
Marketable securities:
Change in marketable securities	N/A	1,396	293	1,103
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(13,125)	(2,879)	(10,246)
Change in net investment hedges	N/A	41,634	16,043	25,591
Total other comprehensive income (loss) before reclassification adjustments		28,509	13,164	15,345
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,619	2,154	6,465
Total other comprehensive income		$(54,839)	$19,361	$(74,200)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		39-Week Period Ended Mar. 31, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$7,227	$2,129	$5,098
Amortization of actuarial loss, net	Other expense, net	26,283	7,744	18,539
Total reclassification adjustments		33,510	9,873	23,637
Foreign currency translation:
Foreign currency translation adjustment	N/A	212,594	—	212,594
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(7,720)	(365)	(7,355)
Change in net investment hedges	N/A	(70,739)	(23,036)	(47,703)
Total other comprehensive income (loss) before reclassification adjustments		(78,459)	(23,401)	(55,058)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,619	2,539	6,080
Total other comprehensive income (loss)		$176,264	$(10,989)	$187,253

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Mar. 30, 2019
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 30, 2018	$(1,095,059)	$(171,043)	$(143,167)	$—	$(1,409,269)
Equity adjustment from foreign currency translation	—	(88,989)	—	—	(88,989)
Amortization of cash flow hedges	—	—	6,465	—	6,465
Change in net investment hedges	—	—	25,591	—	25,591
Change in cash flow hedge	—	—	(10,246)	—	(10,246)
Net actuarial loss	(32,511)	—	—	—	(32,511)
Amortization of unrecognized prior service cost	4,800	—	—	—	4,800
Amortization of unrecognized net actuarial losses	19,587	—	—	—	19,587
Change in marketable securities	—	—	—	1,103	1,103
Balance as of Mar. 30, 2019	$(1,103,183)	$(260,032)	$(121,357)	$1,103	$(1,483,469)

	39-Week Period Ended Mar. 31, 2018
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jul. 1, 2017	$(974,232)	$(148,056)	$(140,449)	$(1,262,737)
Equity adjustment from foreign currency translation	—	212,594	—	212,594
Amortization of cash flow hedges	—	—	6,080	6,080
Change in net investment hedges	—	—	(47,703)	(47,703)
Change in cash flow hedges	—	—	(7,355)	(7,355)
Amortization of unrecognized prior service cost	5,098	—	—	5,098
Amortization of unrecognized net actuarial losses	18,539	—	—	18,539
Balance as of Mar. 31, 2018	$(950,595)	$64,538	$(189,427)	$(1,075,484)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 39 weeks of fiscal 2019, options to purchase 2,609,755 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2019 was $11.70.

In the first 39 weeks of fiscal 2019, 578,102 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during the first 39 weeks of fiscal 2019 was $74.86. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco’s earnings per share compound annual growth rate and adjusted return on invested capital.

In the first 39 weeks of fiscal 2019, 616,868 restricted stock units were granted to employees. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2019 was $63.91.

Employee Stock Purchase Plan

Plan participants purchased 739,051 shares of common stock under the Sysco ESPP during the first 39 weeks of fiscal 2019. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $10.22 during the first 39 weeks of fiscal 2019. The fair value of each stock purchase right is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $78.1 million and $72.7 million for the first 39 weeks of fiscal 2019 and fiscal 2018, respectively.

As of March 30, 2019, there was $141.9 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.98 years.

13.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the third quarter and first 39 weeks of fiscal 2019 were (2.12)% and 13.98%, respectively. The lower effective tax rates for the third quarter and first 39 weeks of fiscal 2019 are primarily due to (1) Sysco’s determination in the third quarter of fiscal 2019 to recognize the favorable impact of $95.1 million of foreign tax credits generated as a result of distributions to Sysco from our foreign operations at the end of fiscal 2018, which fully offset our transition tax liability, (2) lower U.S. tax rates from the Tax Cuts and Jobs Act (Tax Act), which were not yet fully applicable as of the third quarter of fiscal 2018, and (3) the favorable impact of excess tax benefits of equity-based compensation that totaled $11.3 million and $33.2 million for the third quarter and first 39 weeks of fiscal 2019, respectively. These reductions were partially offset by additional U.S. federal tax as a result of the global intangible low taxed income (GILTI) regime, which the company is accounting for as a periodic cost. The effective tax rate for the third quarter of fiscal 2018 of 9.54% and the first 39 weeks of fiscal 2018 of 27.97% reflects the favorable impact of (1) a net tax benefit attributable to the change in the federal statutory tax rate as a result of the Tax Act, (2) the tax benefit of $44.4 million attributable to a contribution to the U.S. Retirement Plan, and (3) excess tax benefits of equity-based compensation that totaled $14.9 million and $45.7 million for the third quarter and first 39 weeks of fiscal 2018, respectively. An additional factor that impacted the effective tax rate for the first 39 weeks of fiscal 2018 was the favorable impact of changes in tax law in various foreign jurisdictions of $8.1 million. These benefits were partially offset by the negative impacts of the transition tax resulting from the Tax Act.

In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act, the company recognized the provisional impacts related to re-measurement of deferred tax assets and liabilities and the one-time transition tax in its results for the annual period ended June 30, 2018. In the second quarter of fiscal 2019, the company completed its accounting for all aspects of the Tax Act, with a corresponding adjustment of $15.1 million to income tax expense related to transition tax, and a benefit of $3.2 million attributable to realizability of certain deferred tax assets.

Uncertain Tax Positions

As of March 30, 2019, the gross amount of unrecognized tax benefit and related accrued interest was $26.6 million and $4.6 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

15.  BUSINESS SEGMENT INFORMATION

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

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center. These expenses also include all share-based compensation costs.

The following tables set forth certain financial information for Sysco’s reportable business segments. Sysco reclassified prior year amounts to conform to the current year presentation of net periodic pension and postretirement benefit costs in accordance with ASU 2017-07.

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$10,105,283	$9,704,495	$30,591,799	$29,234,662
International Foodservice Operations	2,757,891	2,799,251	8,569,439	8,571,549
SYGMA	1,537,312	1,605,753	4,695,376	4,879,569
Other	257,588	240,005	782,446	725,638
Total	$14,658,074	$14,349,504	$44,639,060	$43,411,418

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018
Operating income:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$765,425	$696,671	$2,318,660	$2,186,327
International Foodservice Operations	10,145	19,476	62,000	148,874
SYGMA	11,668	4,477	17,213	12,675
Other	6,376	8,962	22,429	22,072
Total segments	793,614	729,586	2,420,302	2,369,948
Corporate	(264,029)	(247,383)	(810,682)	(739,828)
Total operating income	529,585	482,203	1,609,620	1,630,120
Interest expense	94,514	136,145	270,643	303,015
Other expense (income), net	4,120	(18,826)	15,449	(35,963)
Earnings before income taxes	$430,951	$364,884	$1,323,528	$1,363,068

16.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. have also been guaranteed by these subsidiaries. As of March 30, 2019, Sysco had a total of $8.3 billion in senior notes and debentures that was covered by these guarantees.

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

	Condensed Consolidated Balance Sheet
	Mar. 30, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$163,070	$4,281,687	$4,010,792	$—	$8,455,549
Intercompany receivables	7,078,153	124,572	1,672,208	(8,874,933)	—
Investment in subsidiaries	6,227,092	—	1,193,850	(7,420,942)	—
Plant and equipment, net	243,519	2,101,630	2,031,910	—	4,377,059
Other assets	755,655	687,844	4,432,595	(507,903)	5,368,191
Total assets	$14,467,489	$7,195,733	$13,341,355	$(16,803,778)	$18,200,799
Current liabilities	$918,395	$992,713	$4,589,050	$—	$6,500,158
Intercompany payables	2,917,036	2,753,120	3,204,777	(8,874,933)	—
Long-term debt	7,697,302	8,621	428,538	—	8,134,461
Other liabilities	572,859	525,069	579,198	(507,903)	1,169,223
Noncontrolling interest	—	—	35,060	—	35,060
Shareholders’ equity	2,361,897	2,916,210	4,504,732	(7,420,942)	2,361,897
Total liabilities and shareholders’ equity	$14,467,489	$7,195,733	$13,341,355	$(16,803,778)	$18,200,799

	Condensed Consolidated Balance Sheet
	Jun. 30, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$157,994	$4,018,444	$3,827,015	$—	$8,003,453
Intercompany receivables	6,621,438	270,748	5,793,352	(12,685,538)	—
Investment in subsidiaries	4,896,004	—	983,625	(5,879,629)	—
Plant and equipment, net	278,855	2,181,576	2,061,229	—	4,521,660
Other assets	788,473	611,004	4,593,537	(447,723)	5,545,291
Total assets	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404
Current liabilities	$1,233,541	$886,305	$4,468,900	$—	$6,588,746
Intercompany payables	882,487	3,798,134	8,004,917	(12,685,538)	—
Long-term debt	7,470,334	8,285	62,146	—	7,540,765
Other liabilities	649,445	508,387	686,178	(447,723)	1,396,287
Noncontrolling interest	—	—	37,649	—	37,649
Shareholders’ equity	2,506,957	1,880,661	3,998,968	(5,879,629)	2,506,957
Total liabilities and shareholders’ equity	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404

	Condensed Consolidated Balance Sheet
	Mar. 31, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$273,948	$4,093,321	$4,348,602	$—	$8,715,871
Intercompany receivables	3,344,142	590,025	—	(3,934,167)	—
Investment in subsidiaries	7,771,987	—	—	(7,771,987)	—
Plant and equipment, net	263,472	2,047,608	2,081,078	—	4,392,158
Other assets	891,242	553,270	4,761,664	(685,063)	5,521,113
Total assets	$12,544,791	$7,284,224	$11,191,344	$(12,391,217)	$18,629,142
Current liabilities	$623,141	$3,704,927	$1,718,131	$—	$6,046,199
Intercompany payables	—	—	3,934,167	(3,934,167)	—
Long-term debt	8,761,475	6,429	67,252	—	8,835,156
Other liabilities	808,962	531,480	705,286	(685,063)	1,360,665
Noncontrolling interest	—	—	35,909	—	35,909
Shareholders’ equity	2,351,213	3,041,388	4,730,599	(7,771,987)	2,351,213
Total liabilities and shareholders’ equity	$12,544,791	$7,284,224	$11,191,344	$(12,391,217)	$18,629,142

	Condensed Consolidated Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 30, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$9,135,852	$6,098,725	$(576,503)	$14,658,074
Cost of sales	—	7,392,718	5,087,561	(576,503)	11,903,776
Gross profit	—	1,743,134	1,011,164	—	2,754,298
Operating expenses	206,795	1,025,383	992,535	—	2,224,713
Operating income (loss)	(206,795)	717,751	18,629	—	529,585
Interest expense (income) (1)	55,925	(43,056)	81,645	—	94,514
Other expense (income), net	(1,730)	(80)	5,930	—	4,120
Earnings (losses) before income taxes	(260,990)	760,887	(68,946)	—	430,951
Income tax (benefit) provision	(183,601)	188,703	(14,234)	—	(9,132)
Equity in earnings of subsidiaries	517,472	—	107,865	(625,337)	—
Net earnings	440,083	572,184	53,153	(625,337)	440,083
Other comprehensive income (loss)	40,938	—	37,471	(37,471)	40,938
Comprehensive income	$481,021	$572,184	$90,624	$(662,808)	$481,021

(1)
Interest expense (income) includes $43.1 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the third quarter ended March 30, 2019. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 31, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,762,013	$6,078,876	$(491,385)	$14,349,504
Cost of sales	—	7,105,014	5,060,247	(491,385)	11,673,876
Gross profit	—	1,656,999	1,018,629	—	2,675,628
Operating expenses	192,451	1,002,854	998,120	—	2,193,425
Operating income (loss)	(192,451)	654,145	20,509	—	482,203
Interest expense (income) (1)	160,334	(28,743)	4,554	—	136,145
Other expense (income), net	(8,744)	612	(10,694)	—	(18,826)
Earnings (losses) before income taxes	(344,041)	682,276	26,649	—	364,884
Income tax (benefit) provision	(117,286)	151,090	995	—	34,799
Equity in earnings of subsidiaries	556,840	—	—	(556,840)	—
Net earnings	330,085	531,186	25,654	(556,840)	330,085
Other comprehensive income (loss)	40,544	—	72,010	(72,010)	40,544
Comprehensive income	$370,629	$531,186	$97,664	$(628,850)	$370,629

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

	Condensed Consolidated Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 30, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$27,716,772	$18,662,548	$(1,740,260)	$44,639,060
Cost of sales	—	22,434,604	15,514,921	(1,740,260)	36,209,265
Gross profit	—	5,282,168	3,147,627	—	8,429,795
Operating expenses	659,697	3,113,409	3,047,069	—	6,820,175
Operating income (loss)	(659,697)	2,168,759	100,558	—	1,609,620
Interest expense (income) (1)	160,830	(73,515)	183,328	—	270,643
Other expense (income), net	8,642	(220)	7,027	—	15,449
Earnings (losses) before income taxes	(829,169)	2,242,494	(89,797)	—	1,323,528
Income tax (benefit) provision	(350,246)	556,107	(20,838)	—	185,023
Equity in earnings of subsidiaries	1,617,428	—	330,236	(1,947,664)	—
Net earnings	1,138,505	1,686,387	261,277	(1,947,664)	1,138,505
Other comprehensive income (loss)	(74,200)	—	(88,989)	88,989	(74,200)
Comprehensive income	$1,064,305	$1,686,387	$172,288	$(1,858,675)	$1,064,305

(1)
Interest expense (income) includes $73.5 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 31, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$26,537,840	$18,368,427	$(1,494,849)	$43,411,418
Cost of sales	—	21,482,727	15,254,858	(1,494,849)	35,242,736
Gross profit	—	5,055,113	3,113,569	—	8,168,682
Operating expenses	599,300	3,002,446	2,936,816	—	6,538,562
Operating income (loss)	(599,300)	2,052,667	176,753	—	1,630,120
Interest expense (income) (1)	368,099	(80,048)	14,964	—	303,015
Other expense (income), net	(27,573)	1,466	(9,856)	—	(35,963)
Earnings (losses) before income taxes	(939,826)	2,131,249	171,645	—	1,363,068
Income tax (benefit) provision	(333,562)	663,476	51,316	—	381,230
Equity in earnings of subsidiaries	1,588,102	—	—	(1,588,102)	—
Net earnings	981,838	1,467,773	120,329	(1,588,102)	981,838
Other comprehensive income (loss)	187,253	—	212,594	(212,594)	187,253
Comprehensive income	$1,169,091	$1,467,773	$332,923	$(1,800,696)	$1,169,091

(1)
Interest expense (income) includes $80.0 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Cash Flows
	For the 39-Week Period Ended Mar. 30, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$976,731	$132,990	$255,504	$—	$1,365,225
Investing activities	349,816	(133,190)	(293,088)	(503,397)	(579,859)
Financing activities	(1,338,077)	(6,850)	(98,285)	503,397	(939,815)
Effect of exchange rates on cash	—	—	(11,619)	—	(11,619)
Net (decrease) in cash, cash equivalents and restricted cash	(11,530)	(7,050)	(147,488)	—	(166,068)
Cash, cash equivalents and restricted cash at the beginning of period	29,144	111,843	574,857	—	715,844
Cash, cash equivalents and restricted cash at the end of period	$17,614	$104,793	$427,369	$—	$549,776

(1)	Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

	Condensed Consolidated Cash Flows
	For the 39-Week Period Ended Mar. 31, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$333,522	$328,096	$459,317	$—	$1,120,935
Investing activities	(118,952)	(235,164)	(349,564)	147,622	(556,058)
Financing activities	(227,327)	(5,609)	(31,441)	(147,622)	(411,999)
Effect of exchange rates on cash	—	—	24,745	—	24,745
Net increase (decrease) in cash and cash equivalents	(12,757)	87,323	103,057	—	177,623
Cash and cash equivalents at the beginning of period	111,576	18,788	739,138	—	869,502
Cash and cash equivalents at the end of period	$98,819	$106,111	$842,195	$—	$1,047,125

(1)	Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

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

Sysco’s results of operations for fiscal 2019 and 2018 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. Our results of operations for fiscal 2019 and 2018 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. In addition, fiscal 2018 results of operations were impacted by multi-employer pension plan (MEPP) withdrawal charges and debt extinguishment charges. Sysco’s results of operations for fiscal 2019 and 2018 are also impacted by reform measures from the Tax Cuts and Jobs Act (Tax Act) enacted on December 22, 2017. The impact for fiscal 2019 and 2018 includes a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and the impact for fiscal 2019 also includes the recognition of a foreign tax credit. Additionally, the impact for fiscal 2018 also includes: (1) a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates; and (2) a benefit from contributions made to fund the U.S. Retirement Plan (Pension Plan). These fiscal 2019 and fiscal 2018 items are collectively referred to as “Certain Items.” All acquisition-related costs in fiscal 2019 and 2018 that have been designated as Certain Items relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items.

More information on the rationale for the use of non-GAAP financial measures and reconciliations to the most directly comparable generally accepted accounting principles (GAAP) numbers can be found under “Non-GAAP Reconciliations.”

Highlights and Trends

Highlights

Our third quarter performance reflects improved year-over-year growth, including the ongoing cost savings associated with our business transformation initiatives. These savings have accelerated in the third quarter of fiscal 2019. As a result, our operating income and net earnings increased in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018, both including and excluding Certain Items. Tax benefits also contributed to our net earnings increase.

Comparisons of results from the third quarter of fiscal 2019 to the third quarter of fiscal 2018:

•	Sales:

◦	increased 2.2%, or $308.6 million, to $14.7 billion;

•	Operating income:

◦	increased 9.8%, or $47.4 million, to $529.6 million;

◦	adjusted operating income increased 16.6%, or $88.1 million, to $620.2 million;

•	Net earnings:

◦	increased 33.3%, or $110.0 million, to $440.1 million;

◦	adjusted net earnings increased 15.6%, or $55.6 million, to $411.2 million;

•	Basic earnings per share:

◦	increased 36.5%, or $0.23, to $0.86 per share;

•	Diluted earnings per share:

◦	increased 34.9%, or $0.22, to $0.85 per share; and

◦	adjusted diluted earnings per share increased 17.4%, or $0.12, to $0.79 per share.

Comparisons of results from the first 39 weeks of fiscal 2019 to the first 39 weeks of fiscal 2018:

•	Sales:

◦	increased 2.8%, or $1.2 billion, to $44.6 billion;

•	Operating income:

◦	decreased 1.3%, or $20.5 million, to $1.6 billion;

◦	adjusted operating income increased 8.5%, or $149.3 million, to $1.9 billion;

•	Net earnings:

◦	increased 16.0%, or $156.7 million, to $1.1 billion;

◦	adjusted net earnings increased 10.5%, or $121.9 million, to $1.3 billion;

•	Basic earnings per share:

◦	increased 17.0%, or $0.32, to $2.20 per share;

•	Diluted earnings per share:

◦	increased 17.3%, or $0.32, to $2.17 per share; and

◦	adjusted diluted earnings per share increased 11.5%, or $0.25, to $2.45 per share.

See “Non-GAAP Reconciliations” for an explanation of the non-GAAP financial measures listed above and a reconciliation to the most directly comparable GAAP financial measures.

Trends

In the restaurant industry, overall sales trends remain mixed during the quarter, with unfavorable weather impacting February sales, followed by sequentially increasing sales in March. While same store sales were positive, traffic declines were experienced. Although the industry trends have been varied, the overall macroeconomic conditions remain primarily favorable for our customers, as illustrated by continued low unemployment and strong gross domestic product growth. The economic outlook in the international geographies in which we operate was mostly positive; however, the United Kingdom (U.K.) is experiencing low consumer confidence due to the uncertain outcome of Brexit. In France, social unrest continues to impact tourism and, consequently, food away from home consumption. In Canada, the consumer confidence index has been rising.

Our sales and gross profit growth during the third quarter and first 39 weeks of fiscal 2019 was driven by solid case growth within our U.S. Broadline operations, with local customer growth exceeding national customer growth. Strong category management activities also positively impacted our gross profit results. Additionally, we experienced growth in Sysco-branded products among our local customers. Meanwhile, inflation is a factor that contributes to the level of sales and gross profit growth. We experienced inflation at a rate of 2.25% during the third quarter of fiscal 2019, primarily in the frozen, poultry and meat categories. Our sales growth has been stronger in our U.S. Broadline operations, with slower growth experienced in our International businesses, with the exception of our Canadian operations. Brexit uncertainty has negatively affected sales in the U.K., while “yellow vest” protests have negatively impacted sales in France. A strengthening U.S. dollar has negatively impacted our sales growth by 1.1% for the third quarter of fiscal 2019 and 0.7% for the first 39 weeks of fiscal 2019, as we translate our foreign sales, due to foreign currency exchange rate impacts.

We believe that technology continues to be one of our fundamental enablers of growth as we transform our business to serve our customers in ways that best meet their needs. We are continuing to provide new capabilities and tools to enable an improved experience of doing business with Sysco, including new ordering tools, which have driven our e-commerce ordering utilization to more than 53% with our local customers.

Our operating expenses increased during the third quarter and first 39 weeks of fiscal 2019, due to investments we made in our business, particularly in our International segment, such as our integration of Brake France and Davigel into Sysco France, and from increased supply chain costs in both transportation and warehouse, primarily in our U.S. operations. Strength in the labor markets is a positive factor contributing to sales growth in the U.S. and Canada; however, it is also impacting our operating expenses due to the tightening labor market in these geographies, including increased overtime expense and higher costs associated with hiring. We are addressing these challenges by continuing to drive productivity, putting tighter controls in place on how we manage costs and focusing on retention initiatives for specialized recruiting, training and onboarding efforts to better retain talent in our supply chain operations, and we are experiencing positive results from these efforts.

We have multiple transformation initiatives underway, some of which include:

•
A Finance Transformation Roadmap that modernizes our global financial platform, starting within our U.S. operations. We are centralizing activities, automating work and working with offshore partners where transactional work can be accomplished more efficiently and cost effectively. This project is underway and is expected to continue to produce benefits through the end of this fiscal year and beyond;

•
A Smart Spending initiative, which is focused on reducing our indirect spend in certain categories to drive productivity and savings. This project is underway and is expected to continue to produce benefits through the end of this fiscal year and beyond;

•
A Canadian Regionalization project, which is focused on optimizing the leadership and overall structure of our Canadian operations that have historically been highly decentralized. This project is underway and is expected to continue to produce benefits through the end of this fiscal year and beyond;

•
Other Corporate office expense initiatives, which are focused on the reprioritization of our administrative work, where we are looking for new and innovative ways to drive costs out of the business, and which will align with our transformational efforts, to drive growth. As an example, in February 2019, we implemented executive leadership and organizational changes resulting in the reduction of 10% of our corporate support salaried positions.

We have completed several new acquisitions thus far in fiscal 2019 within our U.S. Foodservice Operations and our International Foodservice Operations as follows:

U.S. Foodservice Operations

•	In the third quarter of fiscal 2019, we acquired Waugh Foods, Inc., a leading Illinois broadline distributor with approximately $40 million in annual sales; and

•	In the fourth quarter of fiscal 2019, we acquired J & M Wholesale Meats and Imperio Foods, Inc., leading California distributors with approximately $44 million in combined annual sales.

In addition to the acquisitions noted above, in the third quarter of fiscal 2019, we purchased the remaining 23% interest in Iowa Premium, LLC. Sysco initially acquired an interest in the specialty meat company in fiscal 2014. We are in the process of selling all of our interests in Iowa Premium LLC.

International Foodservice Operations

•	In the third quarter of fiscal 2019, we acquired Classic Drinks, an established specialist wine and spirits distributor in Ireland with approximately €42 million in annual sales.

Strategy

Our objective to improve the overall customer experience is a core element of our success in recent years and will continue to be a key focus as we move forward. We have identified four key strategic priorities that we believe will accelerate our current growth and guide us into the future. These priorities are to:

•	enrich the customer experience;

•	deliver operational excellence;

•	optimize our business; and

•	activate the power of our people.

Fiscal 2019 is the second year in our current three-year plan that was established in fiscal 2018 and includes our strategic and financial objectives through fiscal 2020, which will enable us to continue transforming our business, while improving the customer experience of doing business with Sysco. We believe our four key strategic priorities will help us achieve our target financial objectives, including:

•	reaching $650 million to $700 million of adjusted operating income growth as compared to fiscal 2017;

•	growing earnings per share faster than operating income; and

•	achieving 16% in adjusted return on invested capital for existing businesses.

In accomplishing these goals, we believe that, by fiscal 2020, we could achieve, as compared to fiscal 2017; (1) sales growth of 4% to 4.5%; (2) adjusted operating income growth of 9%; and (3) adjusted diluted earnings per share results in the range of $3.85 to $3.95 in fiscal 2020, representing an increase of approximately 16%. We do not expect our improvements to occur evenly on a quarterly basis. The key levers to achieve these targets include an emphasis on accelerating locally managed customer case growth and driving leverage between gross profit growth and adjusted expense growth. If the planned sale of Iowa Premium LLC were consummated, it would result in the reduction of planned operating income of approximately $25 million, and, consequently, we would expect to deliver our adjusted operating income growth target at the low end of the range.

Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2018, which primarily were due to restructuring and Brakes-related acquisition costs. The business transformation initiatives we have in place will allow us to continue to grow our business and capitalize on our strong fundamentals. We are placing further emphasis on assessing our work in order to effectively centralize and standardize our business, including leveraging technology and strengthening Sysco overall. We will continue to focus on strong implementation and execution, while accelerating some of this work, all of which position us to achieve our financial objectives.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.2	81.4	81.1	81.2
Gross profit	18.8	18.6	18.9	18.8
Operating expenses	15.2	15.3	15.3	15.0
Operating income	3.6	3.3	3.6	3.8
Interest expense	0.6	0.9	0.6	0.7
Other expense (income), net	0.1	(0.1)	—	(0.1)
Earnings before income taxes	2.9	2.5	3.0	3.2
Income taxes	(0.1)	0.2	0.4	0.9
Net earnings	3.0%	2.3%	2.6%	2.3%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
	Mar. 30, 2019	Mar. 30, 2019
Sales	2.2%	2.8%
Cost of sales	2.0	2.7
Gross profit	2.9	3.2
Operating expenses	1.4	4.3
Operating income	9.8	(1.3)
Interest expense	(30.6)	(10.7)
Other expense (income), net (1) (2)	(121.9)	(143.0)
Earnings before income taxes	18.1	(2.9)
Income taxes	(126.2)	(51.5)
Net earnings	33.3%	16.0%
Basic earnings per share	36.5%	17.0%
Diluted earnings per share	34.9	17.3
Average shares outstanding	(1.5)	(1.1)
Diluted shares outstanding	(1.5)	(0.9)

(1)	Other expense (income), net was expense of $4.1 million in the third quarter of fiscal 2019 and income of $18.8 million in the third quarter of fiscal 2018.

(2)	Other expense (income), net was expense of $15.4 million in the first 39 weeks of fiscal 2019 and income of $36.0 million in the first 39 weeks of fiscal 2018.

The following represents our results by reportable segments:

	13-Week Period Ended Mar. 30, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,105,283	$2,757,891	$1,537,312	$257,588	$—	$14,658,074
Sales increase (decrease)	4.1%	(1.5)%	(4.3)%	7.3%		2.2%
Percentage of total	68.9%	18.8%	10.5%	1.8%		100.0%

Operating income	$765,425	$10,145	$11,668	$6,376	$(264,029)	$529,585
Operating income increase (decrease)	9.9%	(47.9)%	160.6%	(28.9)%		9.8%
Percentage of total segments	96.4%	1.3%	1.5%	0.8%		100.0%
Operating income as a percentage of sales	7.6%	0.4%	0.8%	2.5%		3.6%

	13-Week Period Ended Mar. 31, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,704,495	$2,799,251	$1,605,753	$240,005	$—	$14,349,504
Percentage of total	67.6%	19.5%	11.2%	1.7%		100.0%

Operating income	$696,671	$19,476	$4,477	$8,962	$(247,383)	$482,203
Percentage of total segments	95.5%	2.7%	0.6%	1.2%		100.0%
Operating income as a percentage of sales	7.2%	0.7%	0.3%	3.7%		3.3%

	39-Week Period Ended Mar. 30, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$30,591,799	$8,569,439	$4,695,376	$782,446	$—	$44,639,060
Sales increase (decrease)	4.6%	—%	(3.8)%	7.8%		2.8%
Percentage of total	68.5%	19.2%	10.5%	1.8%		100.0%

Operating income	$2,318,660	$62,000	$17,213	$22,429	$(810,682)	$1,609,620
Operating income increase (decrease)	6.1%	(58.4)%	35.8%	1.6%		(1.3)%
Percentage of total segments	95.8%	2.6%	0.7%	0.9%		100.0%
Operating income as a percentage of sales	7.6%	0.7%	0.4%	2.9%		3.6%

	39-Week Period Ended Mar. 31, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$29,234,662	$8,571,549	$4,879,569	$725,638	$—	$43,411,418
Percentage of total	67.3%	19.7%	11.2%	1.8%		100.0%

Operating income	$2,186,327	$148,874	$12,675	$22,072	$(739,828)	$1,630,120
Percentage of total segments	92.3%	6.3%	0.5%	0.9%		100.0%
Operating income as a percentage of sales	7.5%	1.7%	0.3%	3.0%		3.8%

Based on information in Note 15, “Business Segment Information,” in both the third quarter and first 39 weeks of fiscal 2019, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 87.7% of Sysco’s overall sales. In the third quarter and first 39 weeks of fiscal 2019, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 97.7% and 98.4% of the total segment operating income, respectively. This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 30, 2019	13-Week Period Ended Mar. 31, 2018	Change in Dollars	% Change
	(In thousands)
Sales	$10,105,283	$9,704,495	$400,788	4.1%
Gross profit	2,009,129	1,911,704	97,425	5.1
Operating expenses	1,243,704	1,215,033	28,671	2.4
Operating income	$765,425	$696,671	$68,754	9.9%

Gross profit	$2,009,129	$1,911,704	$97,425	5.1%
Adjusted operating expenses (Non-GAAP)	1,240,777	1,213,333	27,444	2.3
Adjusted operating income (Non-GAAP)	$768,352	$698,371	$69,981	10.0%

	39-Week Period Ended Mar. 30, 2019	39-Week Period Ended Mar. 31, 2018	Change in Dollars	% Change
	(In thousands)
Sales	$30,591,799	$29,234,662	$1,357,137	4.6%
Gross profit	6,101,175	5,813,453	287,722	4.9
Operating expenses	3,782,515	3,627,126	155,389	4.3
Operating income	$2,318,660	$2,186,327	$132,333	6.1%

Gross profit	$6,101,175	$5,813,453	$287,722	4.9%
Adjusted operating expenses (Non-GAAP)	3,779,657	3,625,426	154,231	4.3
Adjusted operating income (Non-GAAP)	$2,321,518	$2,188,027	$133,491	6.1%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(In millions)
Cause of change	Percentage	Dollars
Case volume	1.4%	$136.3
Inflation	2.4	233.6
Acquisitions	0.7	63.4
Other (1)	(0.4)	(32.5)
Total sales increase	4.1%	$400.8

	Increase (Decrease)
	39-Week Period
	(In millions)
Cause of change	Percentage	Dollars
Case volume	2.3%	$679.2
Inflation	1.3	369.0
Acquisitions	0.9	277.6
Other (1)	0.1	31.3
Total sales increase	4.6%	$1,357.1

(1)	Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

Sales for the third quarter of fiscal 2019 were 4.1% higher than the third quarter of fiscal 2018. The primary drivers of the increase were inflation and modest case volume growth in our U.S. Broadline operations. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, increased 2.1% in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 and included a 3.1% improvement in locally managed customer case growth, along with an increase of 0.9% in national customer case volume. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.9% for the third quarter of fiscal 2019; therefore, organic local case volume, which excludes acquisitions, grew 2.2%. Sales for the first 39 weeks of fiscal 2019 were 4.6% higher than the first 39 weeks of fiscal 2018. The primary driver of the increase was a mix of both local and national customer case volume growth in our U.S. Broadline operations, as well as inflation. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, increased 3.6% in the first 39 weeks of fiscal 2019 compared to the first 39 weeks of fiscal 2018 and included a 3.9% improvement in locally managed customer case growth, along with an increase of 3.2% in national customer case volume. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 1.2% for the first 39 weeks of fiscal 2019; therefore, organic local case volume, which excludes acquisitions, grew 2.7%.

Operating Income

Operating income increased 9.9% and 6.1% for the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to the third quarter and first 39 weeks of fiscal 2018.

Gross profit dollars increased 5.1% and 4.9% in the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to the third quarter and first 39 weeks of fiscal 2018, driven primarily by continued positive momentum from category management, year-over-year improvement in inbound freight and continued growth in our Sysco-branded products. Our Sysco brand sales to local customers increased by approximately 28 and 52 basis points for the third quarter and first 39 weeks of fiscal 2019, respectively. The estimated change in product costs, an internal measure of inflation or deflation, for the third quarter and first 39 weeks of fiscal 2019 for our U.S. Broadline operations was inflation of 2.3% and 1.2%, respectively. For the third quarter of fiscal 2019, this change in product costs was primarily driven by inflation in the frozen foods, poultry and meat categories. For the first 39 weeks of fiscal 2019, this change in product costs was primarily driven by inflation in the frozen foods, paper and dry categories, and partially offset by deflation in the poultry category. Gross margin, which is gross profit as a percentage of sales, was 19.88% and 19.94% in the third quarter and first 39 weeks of fiscal 2019, respectively, which was an increase of 18 basis points and 6 basis points from the gross margin of 19.70% and 19.89% in the third quarter and first 39 weeks of fiscal 2018, respectively, primarily attributable to an increase in the rate of inflation.

Operating expenses for the third quarter of fiscal 2019 increased 2.4%, or $28.7 million, compared to the third quarter of fiscal 2018. Operating expenses for the first 39 weeks of fiscal 2019 increased 4.3%, or $155.4 million, compared to the first 39 weeks of fiscal 2018. Our operating expense growth is primarily driven by continued supply chain cost challenges in transportation and warehouse, including increased overtime expense and higher costs associated with hiring. We are addressing these challenges by continuing to drive productivity, implementing tighter controls on how we manage costs and focusing on retention initiatives, including specialized recruiting, training and onboarding efforts, to better retain talent in our supply chain operations and we are experiencing positive results from these efforts. The growth in operating expenses included a $15.4 million and $93.7 million increase in pay-related expenses in the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to the third quarter and first 39 weeks of fiscal 2018. The slower rate of growth in operating expenses during the third quarter of fiscal 2019 was favorably impacted by our Finance Transformation Roadmap and Smart Spending initiatives.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 30, 2019	13-Week Period Ended Mar. 31, 2018	Change in Dollars	% Change
	(In thousands)
Sales	$2,757,891	$2,799,251	$(41,360)	(1.5)%
Gross profit	565,116	583,226	(18,110)	(3.1)
Operating expenses	554,971	563,750	(8,779)	(1.6)
Operating income	$10,145	$19,476	$(9,331)	(47.9)%

Gross profit	$565,116	$583,226	$(18,110)	(3.1)%
Adjusted operating expenses (Non-GAAP)	507,018	538,519	(31,501)	(5.8)
Adjusted operating income (Non-GAAP)	$58,098	$44,707	$13,391	30.0%

	39-Week Period Ended Mar. 30, 2019	39-Week Period Ended Mar. 31, 2018	Change in Dollars	% Change
	(In thousands)
Sales	$8,569,439	$8,571,549	$(2,110)	—%
Gross profit	1,770,543	1,797,976	(27,433)	(1.5)
Operating expenses	1,708,543	1,649,102	59,441	3.6
Operating income	$62,000	$148,874	$(86,874)	(58.4)%

Gross profit	$1,770,543	$1,797,976	$(27,433)	(1.5)%
Adjusted operating expenses (Non-GAAP)	1,533,928	1,579,049	(45,121)	(2.9)
Adjusted operating income (Non-GAAP)	$236,615	$218,927	$17,688	8.1%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(In millions)
Cause of change	Percentage	Dollars
Inflation	3.9%	$110.1
Acquisitions	0.9	25.7
Foreign currency	(5.6)	(157.0)
Other (1)	(0.7)	(20.2)
Total sales increase	(1.5)%	$(41.4)

	Increase (Decrease)
	39-Week Period
	(In millions)
Cause of change	Percentage	Dollars
Inflation	2.7%	$232.1
Acquisitions	1.0	85.8
Foreign currency	(3.7)	(317.6)
Other (1)	—	(2.4)
Total sales increase	—%	$(2.1)

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the third quarter and first 39 weeks of fiscal 2019 were 1.5% lower and flat, respectively, as compared to the third quarter and first 39 weeks of fiscal 2018, primarily due to changes in foreign exchange rates used to translate our foreign sales into U.S. dollars, partially offset by product cost inflation in Europe and Canada. Sales performance improved in Canada in the third quarter and first 39 weeks of fiscal 2019 compared to the third quarter and first 39 weeks of fiscal 2018, respectively. Sales grew in the U.K., but were adversely impacted by low consumer confidence, which reflected the effects of Brexit uncertainty. Our business in France was adversely impacted by social unrest and by some operational challenges associated with integrating Brake France and Davigel into Sysco France. We experienced moderate increases in sales within our Latin America operations, including Mexico, Costa Rica and Panama.

Operating Income

Operating income decreased by $9.3 million and $86.9 million, or 47.9% and 58.4%, for the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to the third quarter and first 39 weeks of fiscal 2018. Our operating expenses decreased during the third quarter of fiscal 2019 due to expense management in our Canadian operations partially benefiting from our ongoing regionalization efforts. Our operating expenses increased during the first 39 weeks of fiscal 2019 due to investments we made in our business, including the integration of Brake France and Davigel into Sysco France. These activities resulted in restructuring charges that were combined with our Brakes Acquisition-related costs that are included within Certain Items. Operating income, on an adjusted basis, increased by $13.4 million and $17.7 million, or 30.0% and 8.1%, for the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to the third quarter and first 39 weeks of fiscal 2018.

Gross profit dollars decreased by 3.1% and 1.5% in the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to the third quarter and first 39 weeks of fiscal 2018, primarily attributable to changes in foreign exchange rates.

Operating expenses for the third quarter of fiscal 2019 decreased 1.6%, or $8.8 million, as compared to the third quarter of fiscal 2018, due to expense management in our Canadian operations partially benefiting from our ongoing regionalization efforts. Our operating expenses increased during the first 39 weeks of fiscal 2019 due to investments we made in our business, including the integration of Brake France and Davigel into Sysco France. These activities resulted in restructuring charges that were combined with our Brakes Acquisition-related costs that are included within Certain Items. We incurred restructuring charges of $2.0 million and $58.1 million relating to our France integration during the third quarter and first 39 weeks of fiscal 2019, respectively. Operating expenses, on an adjusted basis, for the third quarter and first 39 weeks of fiscal 2019 decreased 5.8% and 2.9%, or $31.5 million and $45.1 million, respectively, compared to the third quarter and first 39 weeks of fiscal 2018. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars contributed to these decreases.

Results of SYGMA and Other Segment

For SYGMA, sales were 4.3% and 3.8% lower in the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to the third quarter and first 39 weeks of fiscal 2018, primarily from a modest decline in case volume due to transitioned customers, as we continue to take a disciplined approach toward improving profitability. Operating income increased by $7.2 million and $4.5 million in the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to the third quarter and first 39 weeks of fiscal 2018, due to improved gross margins and solid expense management, including decreases in transportation costs in supply chain driven by costs related to labor, driver staffing and fleet maintenance. We continue to optimize our business in the segment and remain focused on improving our operational performance.

For the operations that are grouped within Other, operating income decreased 28.9%, or $2.6 million, in the third quarter of fiscal 2019, as compared to the third quarter of fiscal 2018. Operating income increased 1.6%, or $0.4 million, in the first 39 weeks of fiscal 2019, as compared to the first 39 weeks of fiscal 2018. Guest Supply gross profit grew 3.3% and 5.6%, respectively, in the third quarter and first 39 weeks of fiscal 2019; however, the business was negatively impacted by changes in foreign exchange rates and continued cost challenges.

Corporate Expenses

Corporate expenses in the third quarter of fiscal 2019 increased $17.8 million, or 7.5%, as compared to the third quarter of fiscal 2018, due primarily to an increase in expenses related to our business technology initiatives along with higher pay-related expenses, partly driven by higher severance and relocation charges. Corporate expenses in the first 39 weeks of fiscal 2019 increased $65.5 million, or 9.0%, as compared to the first 39 weeks of fiscal 2018, due primarily to an increase in expenses related to our business technology initiatives, including accelerated depreciation on certain ERP systems and software platforms that we are no longer using, along with higher pay-related expenses, partly driven by higher severance and relocation charges. Corporate expenses, on an adjusted basis, increased $1.4 million, or 0.6%, and $1.8 million, or 0.3%, as compared to the third quarter and first 39 weeks of fiscal 2018, respectively.

Included in corporate expenses are Certain Items that totaled $39.4 million and $127.7 million in the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to $22.9 million and $64.1 million in the third quarter and first 39 weeks of fiscal 2018. Certain Items impacting the third quarter and first 39 weeks of fiscal 2019 were primarily expenses associated with our business transformation initiatives, as well as severance charges associated with our organizational changes. Certain Items in the third quarter and first 39 weeks of fiscal 2018 were primarily expenses associated with our business technology transformation initiatives, Brakes integration costs, professional fees on three-year financial objectives and severance charges.

Interest Expense

Interest expense decreased $41.6 million and $32.4 million for the third quarter and first 39 weeks of fiscal 2019, as compared to the third quarter and first 39 weeks of fiscal 2018, respectively, primarily due to a favorable comparison to the prior year as a result of the redemption of certain series of senior notes and debentures pursuant to a tender offer in the third quarter of fiscal 2018. Interest charges related to the redemption costs noted above were considered Certain Items. Our interest expense, excluding Certain Items, increased $11.5 million and $20.7 million for the third quarter and first 39 weeks of fiscal 2019, as compared to the third quarter and first 39 weeks of fiscal 2018, respectively, due to higher floating interest rates and a higher average balance of fixed rate debt.

Net Earnings

Net earnings increased 33.3% and 16.0% in the third quarter and first 39 weeks of fiscal 2019, respectively, as compared to the third quarter and first 39 weeks of the prior year, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 13, “Income Taxes.” These included the favorable impact of foreign tax credits generated as a result of distributions to Sysco from our foreign operations at the end of fiscal 2018, lower tax rates resulting from the enactment of the Tax Act and the favorable impact of excess tax benefits of equity-based compensation. In the third quarter of fiscal 2018, lower U.S. tax rates from the Tax Act were not yet fully applicable.

Adjusted net earnings, excluding Certain Items, increased 15.6% in the third quarter of fiscal 2019, primarily due to gross profit growth and a decline in operating expense, along with a favorable tax expense comparison to the prior year. Adjusted net earnings, excluding Certain Items, increased 10.5% in the first 39 weeks of fiscal 2019, primarily from gross profit growth and favorable expense growth, as well as tax benefits.

Earnings Per Share

Basic earnings per share in the third quarter of fiscal 2019 were $0.86, a 36.5% increase from the comparable prior year period amount of $0.63 per share. Diluted earnings per share in the third quarter of fiscal 2019 were $0.85, a 34.9% increase from the comparable prior year period amount of $0.63 per share. Adjusted diluted earnings per share, excluding Certain Items, in the third quarter of fiscal 2019 were $0.79, a 17.4% increase from the comparable prior year period amount of $0.67 per share. These results were primarily attributable to the factors discussed above related to net earnings in the third quarter of fiscal 2019.

Basic earnings per share in the first 39 weeks of fiscal 2019 were $2.20, a 17.0% increase from the comparable prior year period amount of $1.88 per share. Diluted earnings per share in the first 39 weeks of fiscal 2019 were $2.17, a 17.3% increase from the comparable prior year period amount of $1.85 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 39 weeks of fiscal 2019 were $2.45, an 11.5% increase from the comparable prior year period amount of $2.19 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first 39 weeks of fiscal 2019.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2019 and 2018 are impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. Our results of operations for fiscal 2019 and 2018 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. In addition, fiscal 2018 results of operations were impacted by MEPP withdrawal charges and debt extinguishment charges. Sysco’s results of operations for fiscal 2019 and 2018 are also impacted by reform measures from the Tax Act. The impact for fiscal 2019 and 2018 includes a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and the impact for fiscal 2019 also includes the impact of recognizing a foreign tax credit. The impact for fiscal 2018 also includes: (1) a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates; and (2) a benefit from contributions made to fund the Pension Plan. All acquisition-related costs in fiscal 2019 and 2018 that have been excluded relate to the fiscal 2017 Brakes Acquisition.

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

	13-Week Period Ended Mar. 30, 2019	13-Week Period Ended Mar. 31, 2018	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$2,224,713	$2,193,425	$31,288	1.4%
Impact of restructuring and transformational project costs (1)	(72,207)	(22,781)	(49,426)	NM
Impact of acquisition-related costs (2)	(18,398)	(25,361)	6,963	(27.5)
Impact of MEPP charge	—	(1,700)	1,700	(100.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,134,108	$2,143,583	$(9,475)	(0.4)%

Operating income (GAAP)	$529,585	$482,203	$47,382	9.8%
Impact of restructuring and transformational project costs (1)	72,207	22,781	49,426	NM
Impact of acquisition-related costs (2)	18,398	25,361	(6,963)	(27.5)
Impact of MEPP charge	—	1,700	(1,700)	(100.0)
Operating income adjusted for Certain Items (Non-GAAP)	$620,190	$532,045	$88,145	16.6%

Interest expense (GAAP)	$94,514	$136,145	$(41,631)	(30.6)%
Impact of loss on extinguishment of debt	—	(53,104)	53,104	(100.0)
Interest expense adjusted for Certain Items (Non-GAAP)	$94,514	$83,041	$11,473	13.8%

Net earnings (GAAP)	$440,083	$330,085	$109,998	33.3%
Impact of restructuring and transformational project costs (1)	72,207	22,781	49,426	NM
Impact of acquisition-related costs (2)	18,398	25,361	(6,963)	(27.5)
Impact of MEPP charge	—	1,700	(1,700)	(100.0)
Impact of loss on extinguishment of debt	—	53,104	(53,104)	(100.0)
Tax impact of restructuring and transformational project costs (3)	(19,271)	(7,571)	(11,700)	NM
Tax impact of acquisition-related costs (3)	(4,899)	(6,633)	1,734	(26.1)
Tax impact of MEPP charge (3)	—	(585)	585	(100.0)
Tax impact of loss on extinguishment of debt (3)	—	(18,225)	18,225	(100.0)
Tax impact of Pension Plan contribution (3)	—	(44,424)	44,424	(100.0)
Impact of foreign tax credit benefit	(95,067)	—	(95,067)	NM
Impact of U.S. transition tax	(269)	—	(269)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$411,182	$355,593	$55,589	15.6%

Diluted earnings per share (GAAP)	$0.85	$0.63	$0.22	34.9%
Impact of restructuring and transformational project costs (1)	0.14	0.04	0.10	NM
Impact of acquisition-related costs (2)	0.04	0.05	(0.01)	(20.0)
Impact of loss on extinguishment of debt	—	0.10	(0.10)	(100.0)
Tax impact of restructuring and transformational project costs (3)	(0.04)	(0.01)	(0.03)	NM
Tax impact of acquisition-related costs (3)	(0.01)	(0.01)	—	—
Tax impact of loss on extinguishment of debt (3)	—	(0.03)	0.03	(100.0)
Tax impact of Pension Plan contribution (tax)	—	(0.08)	0.08	(100.0)
Impact of foreign tax credit benefit	(0.18)	—	(0.18)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$0.79	$0.67	$0.12	17.4%

(1)
Fiscal 2019 includes $35 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $37 million related to restructuring, facility closure and severance charges. Fiscal 2018 includes $19 million related to business technology costs and professional fees on three-year financial objectives and $4 million related to restructuring charges.

(2)
Fiscal 2019 and fiscal 2018 include $18 million and $20 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes. Fiscal 2018 includes $4 million in integration costs.

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

NM represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 30, 2019	39-Week Period Ended Mar. 31, 2018	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$6,820,175	$6,538,562	$281,613	4.3%
Impact of restructuring and transformational project costs (1)	(247,547)	(63,211)	(184,336)	NM
Impact of acquisition-related costs (2)	(58,042)	(70,906)	12,864	(18.1)
Impact of MEPP charge	—	(1,700)	1,700	(100.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$6,514,586	$6,402,745	$111,841	1.7%

Operating income (GAAP)	$1,609,620	$1,630,120	$(20,500)	(1.3)%
Impact of restructuring and transformational project costs (1)	247,547	63,211	184,336	NM
Impact of acquisition-related costs (2)	58,042	70,906	(12,864)	(18.1)
Impact of MEPP charge	—	1,700	(1,700)	(100.0)
Operating income adjusted for Certain Items (Non-GAAP)	$1,915,209	$1,765,937	$149,272	8.5%

Interest expense (GAAP)	$270,643	$303,015	$(32,372)	(10.7)%
Impact of loss on extinguishment of debt	—	(53,104)	53,104	(100.0)
Interest expense adjusted for Certain Items (Non-GAAP)	$270,643	$249,911	$20,732	8.3%

Net earnings (GAAP)	$1,138,505	$981,838	$156,667	16.0%
Impact of restructuring and transformational project costs (1)	247,547	63,211	184,336	NM
Impact of acquisition-related costs (2)	58,042	70,906	(12,864)	(18.1)
Impact of MEPP charge	—	1,700	(1,700)	(100.0)
Impact of loss on extinguishment of debt	—	53,104	(53,104)	(100.0)
Tax impact of restructuring and transformational project costs (3)	(64,831)	(20,170)	(44,661)	NM
Tax impact of acquisition-related costs (3)	(15,201)	(17,778)	2,577	(14.5)
Tax impact of MEPP charge	—	(582)	582	(100.0)
Tax impact of loss on extinguishment of debt (3)	—	(18,225)	18,225	(100.0)
Tax impact of Pension Plan contribution	—	(44,424)	44,424	(100.0)
Impact of foreign tax credit benefit	(95,067)	—	(95,067)	NM
Impact of U.S. transition tax	14,885	115,000	(100,115)	(87.1)
Impact of U.S. balance sheet remeasurement from tax law change	—	(14,477)	14,477	(100.0)
Impact of France, U.K. and Sweden tax law changes	—	(8,137)	8,137	(100.0)
Net earnings adjusted for Certain Items (Non-GAAP)	$1,283,880	$1,161,966	$121,914	10.5%

Diluted earnings per share (GAAP)	$2.17	$1.85	$0.32	17.3%
Impact of restructuring and transformational project costs (1)	0.47	0.12	0.35	NM
Impact of acquisition-related costs (2)	0.11	0.13	(0.02)	(15.4)
Impact of loss on extinguishment of debt	—	0.10	(0.10)	(100.0)
Tax impact of restructuring and transformational project costs (3)	(0.12)	(0.04)	(0.08)	NM
Tax impact of acquisition-related costs (3)	(0.03)	(0.03)	—	—
Tax impact of loss on extinguishment of debt (3)	—	(0.03)	0.03	(100.0)
Tax impact of Pension Plan contribution	—	(0.08)	0.08	(100.0)
Impact of foreign tax credit benefit	(0.18)	—	(0.18)	NM
Impact of U.S. transition tax	0.03	0.22	(0.19)	(86.4)
Impact of U.S. balance sheet remeasurement from tax law change	—	(0.03)	0.03	(100.0)
Impact of France, U.K. and Sweden tax law changes	—	(0.02)	0.02	(100.0)
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$2.45	$2.19	$0.25	11.5%

(1)
Fiscal 2019 includes $114 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, of which $17 million relates to accelerated depreciation related to software that is being replaced, and $133 million related to severance, restructuring and facility closure charges in Europe, Canada and at Corporate, of which $58 million relates to our France restructuring as part of our integration of Brake France and Davigel into Sysco France. Fiscal 2018 includes $48 million related to business technology costs and professional fees on three-year financial objectives and $15 million related to restructuring charges.

(2)
Fiscal 2019 and fiscal 2018 include $57 million and $51 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $1 million and $14 million, respectively, related to integration costs.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented:

	13-Week Period Ended Mar. 30, 2019	13-Week Period Ended Mar. 31, 2018	Change in Dollars	% Change
	(In thousands)
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,243,704	$1,215,033	$28,671	2.4%
Impact of restructuring and transformational project costs (1)	(2,927)	—	(2,927)	NM
Impact of MEPP charge	—	(1,700)	1,700	(100.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,240,777	$1,213,333	$27,444	2.3%

Operating income (GAAP)	$765,425	$696,671	$68,754	9.9%
Impact of restructuring and transformational project costs (1)	2,927	—	2,927	NM
Impact of MEPP charge	—	1,700	(1,700)	(100.0)
Operating income adjusted for Certain Items (Non-GAAP)	$768,352	$698,371	$69,981	10.0%

INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$554,971	$563,750	$(8,779)	(1.6)%
Impact of restructuring and transformational project costs (2)	(29,574)	(3,552)	(26,022)	NM
Impact of acquisition-related costs (3)	(18,379)	(21,679)	3,300	(15.2)
Operating expenses adjusted for Certain Items (Non-GAAP)	$507,018	$538,519	$(31,501)	(5.8)%

Operating income (GAAP)	$10,145	$19,476	$(9,331)	(47.9)%
Impact of restructuring and transformational project costs (2)	29,574	3,552	26,022	NM
Impact of acquisition related costs (3)	18,379	21,679	(3,300)	(15.2)
Operating income adjusted for Certain Items (Non-GAAP)	$58,098	$44,707	$13,391	30.0%

SYGMA
Operating expenses (GAAP)	$114,247	$122,597	$(8,350)	(6.8)%
Impact of restructuring and transformational project costs (4)	(369)	—	(369)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$113,878	$122,597	$(8,719)	(7.1)%

Operating income (GAAP)	$11,668	$4,477	$7,191	NM
Impact of restructuring and transformational project costs (4)	369	—	369	NM
Operating income adjusted for Certain Items (Non-GAAP)	$12,037	$4,477	$7,560	NM

CORPORATE
Operating expenses (GAAP)	$254,289	$236,482	$17,807	7.5%
Impact of restructuring and transformational project costs (5)	(39,337)	(19,229)	(20,108)	NM
Impact of acquisition-related costs (6)	(19)	(3,682)	3,663	(99.5)
Operating expenses adjusted for Certain Items (Non-GAAP)	$214,933	$213,571	$1,362	0.6%

Operating income (GAAP)	$(264,029)	$(247,383)	$(16,646)	6.7%
Impact of restructuring and transformational project costs (5)	39,337	19,229	20,108	NM
Impact of acquisition-related costs (6)	19	3,682	(3,663)	(99.5)
Operating income adjusted for Certain Items (Non-GAAP)	$(224,673)	$(224,472)	$(201)	0.1%

(1)	Includes charges related to business transformation projects.

(2)	Includes restructuring, facility closure and severance costs in Europe and Canada.

(3)	Fiscal 2019 and fiscal 2018 include $18 million and $20 million, respectively, related to intangible amortization expense from the Brakes Acquisition.

(4)	Includes charges related to facility closures and other restructuring charges.

(5)	Fiscal 2019 and fiscal 2018 include various transformation initiative costs, primarily consisting of changes to our business technology strategy, and severance charges related to restructuring.

(6)	Fiscal 2018 included $4 million in integration costs from the Brakes Acquisition.

NM represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 30, 2019	39-Week Period Ended Mar. 31, 2018	Change in Dollars	% Change
	(In thousands)
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$3,782,515	$3,627,126	$155,389	4.3%
Impact of restructuring and transformational project costs (1)	(2,858)	—	(2,858)	NM
Impact of MEPP charge	—	(1,700)	1,700	(100.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$3,779,657	$3,625,426	$154,231	4.3%

Operating income (GAAP)	$2,318,660	$2,186,327	$132,333	6.1%
Impact of restructuring and transformational project costs (1)	2,858	—	2,858	NM
Impact of MEPP charge	—	1,700	(1,700)	(100.0)
Operating income adjusted for Certain Items (Non-GAAP)	$2,321,518	$2,188,027	$133,491	6.1%

INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,708,543	$1,649,102	$59,441	3.6%
Impact of restructuring and transformational project costs (2)	(117,390)	(13,052)	(104,338)	NM
Impact of acquisition-related costs (3)	(57,225)	(57,001)	(224)	0.4
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,533,928	$1,579,049	$(45,121)	(2.9)%

Operating income (GAAP)	$62,000	$148,874	$(86,874)	(58.4)%
Impact of restructuring and transformational project costs (2)	117,390	13,052	104,338	NM
Impact of acquisition related costs (3)	57,225	57,001	224	0.4
Operating income adjusted for Certain Items (Non-GAAP)	$236,615	$218,927	$17,688	8.1%

SYGMA
Operating expenses (GAAP)	$359,565	$362,766	$(3,201)	(0.9)%
Impact of restructuring and transformational project costs (4)	(369)	—	(369)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$359,196	$362,766	$(3,570)	(1.0)%

Operating income (GAAP)	$17,213	$12,675	$4,538	35.8%
Impact of restructuring and transformational project costs (4)	369	—	369	NM
Operating income adjusted for Certain Items (Non-GAAP)	$17,582	$12,675	$4,907	38.7%

CORPORATE
Operating expenses (GAAP)	$793,067	$727,593	$65,474	9.0%
Impact of restructuring and transformational project costs (5)	(126,930)	(50,159)	(76,771)	NM
Impact of acquisition-related costs (6)	(817)	(13,904)	13,087	(94.1)
Operating expenses adjusted for Certain Items (Non-GAAP)	$665,320	$663,530	$1,790	0.3%

Operating income (GAAP)	$(810,682)	$(739,828)	$(70,854)	9.6%
Impact of restructuring and transformational project costs (5)	126,930	50,159	76,771	NM
Impact of acquisition-related costs (6)	817	13,904	(13,087)	(94.1)
Operating income adjusted for Certain Items (Non-GAAP)	$(682,935)	$(675,765)	$(7,170)	1.1%

(1)	Includes charges related to business transformation projects.

(2)	Includes $58 million of restructuring charges in France and other restructuring, severance and facility closure costs in Europe and Canada.

(3)	Fiscal 2019 and fiscal 2018 include $57 million and $51 million, respectively, related to intangible amortization expense from the Brakes Acquisition.

(4)	Includes charges related to facility closures and other restructuring charges.

(5)
Fiscal 2019 and fiscal 2018 include various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $17 million of accelerated depreciation on software that is being replaced, and severance charges related to restructuring.

(6)	Fiscal 2019 and fiscal 2018 include $1 million and $14 million, respectively, related to integration costs from the Brakes Acquisition.

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

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 39 weeks of fiscal 2019 to the first 39 weeks of fiscal 2018:

•	Cash flows from operations were $1.4 billion in fiscal 2019, compared to $1.1 billion in fiscal 2018;

•	Net capital expenditures totaled $366.5 million in fiscal 2019, compared to $355.7 million in fiscal 2018;

•
Free cash flow was $998.7 million in fiscal 2019, compared to free cash flow of $765.2 million in fiscal 2018 (see below under the heading “Free Cash Flow” for an explanation of this non-GAAP financial measure);

•	There were $200.0 million of commercial paper issuances and net bank borrowings in fiscal 2019, compared to $638.3 million of commercial paper issuances and net bank borrowings in fiscal 2018;

•	Dividends paid were $575.1 million in fiscal 2019, compared to $534.7 million in fiscal 2018; and

•	Cash paid for treasury stock repurchases was $866.7 million in fiscal 2019, compared to $911.0 million in fiscal 2018.

In addition, with regard to our senior notes:

•	We repaid 5.375% senior notes totaling $250 million at maturity utilizing a combination of cash flow from operations and commercial paper issuances.

•	We issued CDN $500.0 million in new senior notes through a Canadian subsidiary.

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

As of March 30, 2019, we had $521.6 million in cash and cash equivalents, approximately 57% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will move to the U.S.

Our wholly-owned captive insurance subsidiary (the Captive), must maintain a sufficient level of liquidity to fund future reserve payments. As of March 30, 2019, the Captive held $117.2 million of fixed income marketable securities and $28.0 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $115.8 million in marketable securities in fiscal 2019 and had no proceeds from the sale of marketable securities in fiscal 2019.

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

Cash Flows

Operating Activities

We generated $1.4 billion in cash flows from operations in the first 39 weeks of fiscal 2019, compared to cash flows of $1.1 billion in the first 39 weeks of fiscal 2018. These amounts include year-over-year favorable comparisons on other long-term liabilities and accrued expenses, partially offset by decreased working capital.

Included in the change in other long-term liabilities was a positive comparison primarily from pension contributions made in fiscal 2018. Pension contributions were $401.6 million in fiscal 2018, including a $330 million contribution that allowed us to fund and de-risk the Pension Plan in the third quarter of fiscal 2018.

The positive comparison on accrued expenses was primarily due to a $71.6 million increase in accrued severance primarily related to restructuring in our European operations, and a $35.1 million decrease in MEPP liability payments.

Changes in working capital, primarily receivables, had a negative impact of $69.9 million on cash flow from operations period-over-period. There were unfavorable comparisons on receivables and inventories, which were partially offset by a favorable comparison on accounts payable. The net decrease in working capital is attributable to working capital investments in support of sales growth.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2019 primarily consisted of facility replacements and expansions, technology equipment, fleet and warehouse equipment. Our capital expenditures in the first 39 weeks of fiscal 2019 were lower by $10.3 million, as compared to the first 39 weeks of fiscal 2018. We estimate our capital expenditures, net of proceeds from sale of assets, for fiscal 2019 to be approximately 1.1% of sales.

During the first 39 weeks of fiscal 2019, we paid $97.5 million, net of cash acquired, for acquisitions made during fiscal 2019. These acquisitions included Waugh Foods, Inc., Classic Drinks and the remaining 23% interest in Iowa Premium, LLC.

During the first 39 weeks of fiscal 2018, we paid $203.6 million, net of cash acquired, for acquisitions made during fiscal 2018. These acquisitions included HFM Foodservice, Doerle Food Services and the remaining 50% interest in our joint venture in Costa Rica.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment. Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. Our free cash flow for the first 39 weeks of fiscal 2019 increased by $233.5 million, to $998.7 million, as compared to the first 39 weeks of fiscal 2018, principally as a result of a year-over-year increase in cash flows from operations.

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

	39-Week Period Ended Mar. 30, 2019	39-Week Period Ended Mar. 31, 2018
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,365,225	$1,120,935
Additions to plant and equipment	(382,905)	(372,612)
Proceeds from sales of plant and equipment	16,383	16,910
Free Cash Flow (Non-GAAP)	$998,703	$765,233

Seasonal trends also impact our free cash flow, as we typically use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $211.2 million in the first 39 weeks of fiscal 2019, as compared to $238.4 million in the first 39 weeks of fiscal 2018. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. The number of shares acquired and their cost during the first 39 weeks of fiscal 2019 were 12.8 million shares for $866.7 million, compared to 16.9 million shares repurchased in the first 39 weeks of fiscal 2018 for $911.0 million. Given that our share repurchases are based on a set dollar amount program and with the increase in our share price, fewer shares are being repurchased than during the same period last year. The aggregate dollar amount of share repurchases in the first 39 weeks of fiscal 2019 is less than the first 39 weeks of fiscal 2018 due to timing. We repurchased approximately 341,000 additional shares for $22.9 million through April 19, 2019, resulting in a remaining authorization of approximately $619.9 million. The number of shares we repurchase during the remainder of fiscal 2019 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first 39 weeks of fiscal 2019 were $575.1 million, or $1.11 per share, as compared to $534.7 million, or $1.02 per share, in the first 39 weeks of fiscal 2018. In February 2019, we declared our regular quarterly dividend for the third quarter of fiscal 2019 of $0.39 per share, which was paid in April 2019.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 9, “Debt.” Our outstanding borrowings at March 30, 2019, and repayment activity since the close of the third quarter of fiscal 2019, are disclosed within that note. Updated amounts through April 19, 2019, include:

•	$753.7 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

During the first 39 weeks of fiscal 2019 and 2018, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 2.36% and 1.58%, respectively.

Included in current maturities of long-term debt as of March 30, 2019 were senior notes totaling $500 million, which matured in April 2019. Repayment of these notes at maturity were funded through a combination of cash flow from operations and proceeds from commercial paper issuances.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continues,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. Examples of forward-looking statements include, but are not limited to, statements about:

•	our ability to increase profitability for SYGMA;

•	our expectations regarding improved operating income performance;

•
our expectations regarding multiple transformation initiatives, including (i) the Finance Transformation Roadmap and our expectation that we will receive financial benefits from this initiative, (ii) Smart Spending and our expectation that this initiative will provide unprecedented visibility, ownership and performance management in all areas of our business, (iii) Canadian Regionalization and our expectation that this initiative will contribute to increased cost savings and (iv) Administrative Expenses and our expectation that this initiative will drive costs out of the business to drive growth, and our expectation that we will receive financial benefits from these initiatives through the end of fiscal 2019 and beyond;

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

•
projections of future performance under our three-year strategic financial plan, including, but not limited to, our expectation that we will reach $650 to $700 million of adjusted operating income growth as compared to fiscal 2017, our goal of growing earnings per share faster than operating income, achieving 16% in adjusted return on invested capital improvement for existing businesses, and our goals of sales growth of 4% to 4.5%, adjusted operating income growth of 9% and adjusted diluted earnings per share results in the range of $3.85 to $3.95 in fiscal 2020;

•
our expectations regarding the divestiture of our Iowa Premium business, including the expected reduction of planned operating income of approximately $25 million and our resulting expectations regarding delivery of adjusted operating income growth target at the low end of the range;

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

•	the impact of seasonal trends on our free cash flow;

•	our expectations regarding the use of remaining cash generated from operations;

•	estimates regarding our capital expenditures;

•	our expectations regarding the impact of potential acquisitions and sales of assets on our liquidity, borrowing capacity, leverage ratios and capital availability;

•	our expectations regarding the calculation of adjusted return on invested capital, adjusted operating income, adjusted net earnings and adjusted diluted earnings per share;

•	our expectations regarding the impact of future Certain Items on our projected future non-GAAP and GAAP results;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	our ability to meet future cash requirements, including the ability to access financial markets effectively, including issuances of debt securities, and maintain sufficient liquidity;

•	our ability to effectively access the commercial paper market and long-term capital markets;

•	our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof; and

•	our expectations regarding share repurchases.

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

•	the risk that divestiture of one or more of our businesses may not provide the anticipated effects on our operations;

•	the risk that the U.K.’s anticipated exit from the European Union, commonly referred to as Brexit, may adversely impact our operations in the U.K., including those of the Brakes Group;

•	the risk that future labor disruptions or disputes could disrupt the integration of Brake France and Davigel into Sysco France and our operations in France and the European Union generally;

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

Interest Rate Risk

At March 30, 2019, there was $200.0 million in aggregate commercial paper issuances outstanding. Total debt as of March 30, 2019 was $8.7 billion, of which approximately 65% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first 39 weeks of fiscal 2019 and fiscal 2018.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of March 30, 2019, we had diesel fuel swaps with a total notional amount of approximately 13 million gallons through fiscal 2019. These swaps are expected to lock in the price of approximately 60% of our projected fuel purchase needs for fiscal 2019. Additional swaps have been entered into for hedging activity in fiscal 2020. As of March 30, 2019, we had diesel fuel swaps with a total notional amount of approximately 45 million gallons specific to fiscal 2020. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our international operations subject us to certain risks, including economic and political instability and potential unfavorable changes in laws and regulations in international markets in which we operate. For example, the U.K.’s anticipated exit from the EU (commonly referred to as “Brexit”) and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the EU and otherwise negatively impact our European operations. The U.K. is currently negotiating the terms of Brexit, with the U.K. now due to exit the EU on or before October 31, 2019. In November 2018, the U.K. and the EU agreed upon a draft Withdrawal Agreement that set out the terms governing the U.K.’s departure, including, among other things, a transition period to allow for a future trade deal to be agreed upon. Following the rejection of the draft Withdrawal Agreement by the U.K. Parliament multiple times during the third quarter of fiscal 2019, the EU agreed to an extension of the exit date to October 31, 2019. As a result, there is significant uncertainty about the terms and timing under which the U.K. will leave the EU. It is possible that Brexit will result in our U.K. and EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, if the U.K. were to leave the EU without an agreement (a “hard Brexit”), there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU. Such impacts may directly increase our costs or could decrease demand for our goods and services by adversely impacting the business of restaurants or other customers in the foodservice distribution industry.

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

Additionally, the “yellow vest” protests in France against a fuel tax increase and the French government have negatively impacted our sales in France and may continue to do so. Similarly, future labor disruptions or disputes could disrupt the integration of Brake France and Davigel into Sysco France and our operations in France and the EU generally. In addition, if changes occur in laws and regulations impacting the flow of goods, services and workers in either the U.K or France or in other parts of the EU, with respect to Brexit or otherwise, our European operations could also be negatively impacted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the second quarter of fiscal 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 30 – January 26	789,723	$62.15	789,723	—
Month #2
January 27 – February 23	562,152	64.59	558,227	—
Month #3
February 24 – March 30	637,749	66.45	637,749	—
Totals	1,989,624	$64.22	1,985,699	—

(1)	The total number of shares purchased includes 0, 3,925 and 0 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

We repurchased 12.8 million shares during the first 39 weeks of fiscal 2019, resulting in a remaining authorization under our program of approximately $642.8 million. We purchased 16.9 million shares in the first 39 weeks of fiscal 2018. We purchased approximately 341,000 additional shares under our authorization through April 19, 2019. The number of shares we repurchase during the remainder of fiscal 2019 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The exhibits listed on the Exhibit Index below are filed as a part of this Quarterly Report on Form 10-Q.

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1†	—	Sysco Corporation Non-Employee Directors Stock Election Policy.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	XBRL Taxonomy Extension Schema Document

101.CAL#	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	XBRL Taxonomy Extension Presentation Linkbase Document
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: May 6, 2019	By:	/s/ THOMAS L. BENÉ
Thomas L. Bené
Chairman of the Board, President and Chief Executive Officer

Date: May 6, 2019	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: May 6, 2019	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer