Form 10-K
period 2019-06-29
SYSCO CORP
filed 2019-08-26
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6544
________________
Sysco Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	74-1648137 (I.R.S. Employer Identification No.)
1390 Enclave Parkway Houston, Texas (Address of principal executive offices)	77077-2099 (Zip Code)
Registrant’s Telephone Number, Including Area Code:
(281) 584-1390
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $1.00 Par Value	SYY	New York Stock Exchange
1.25% Notes due June 2023	SYY 23	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $30,189,057,751 as of December 29, 2018 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 28, 2018, as reported by The Wall Street Journal (Southwest Edition)). As of August 9, 2019, the registrant had issued and outstanding an aggregate of 513,176,946 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the company’s 2019 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest global distributor of food and related products primarily to the foodservice or food-away-from-home industry. We provide products and related services to over 650,000 customer locations, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115 million to $60.1 billion in annual sales, both through internal expansion of existing operations and through acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending June 29, 2019 for fiscal 2019, June 30, 2018 for fiscal 2018 and July 1, 2017 for fiscal 2017. We will have a 52-week year ending June 27, 2020 for fiscal 2020.

Sysco Corporation is organized under the laws of Delaware. The address and telephone number of our executive offices are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390. This annual report on Form 10-K, as well as all other reports filed or furnished by Sysco pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on Sysco’s website at www.sysco.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

Reporting Segments

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located in North America and Europe. Under the accounting provisions related to disclosures about segments of an enterprise, we have aggregated certain operating segments into three reportable segments. “Other” financial information is attributable to our other operating segments that do not meet the quantitative disclosure thresholds.

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

Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. Selected financial data for each of our reportable segments, as well as financial information concerning geographic areas, can be found in Note 22, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8.

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

The products we distribute include:

•	a full line of frozen foods, such as meats, seafood, fully prepared entrées, fruits, vegetables and desserts;

•	a full line of canned and dry foods;

•	fresh meats and seafood;

•	dairy products;

•	beverage products;

•	imported specialties; and

•	fresh produce.
We also supply a wide variety of non-food items, including:

•	paper products such as disposable napkins, plates and cups;

•	tableware such as china and silverware;

•	cookware such as pots, pans and utensils;

•	restaurant and kitchen equipment and supplies; and

•	cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2019	2018	2017
Fresh and frozen meats	19%	20%	19%
Canned and dry products	17	17	16
Frozen fruits, vegetables, bakery and other	15	15	15
Poultry	10	10	11
Dairy products	10	10	11
Fresh produce	8	8	8
Paper and disposables	7	7	6
Seafood	6	6	6
Beverage products	4	3	4
Other (1)	4	4	4
Totals	100%	100%	100%

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

We believe that prompt and accurate delivery of orders, competitive pricing, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of foodservice products to our customers. Our operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through the sales and marketing representatives and support staff of Sysco and our operating companies, we stay informed of the needs of our customers and acquaint them with new products and services. Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third-party services designed to add value to our customers’ businesses.

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended June 29, 2019.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2019	2018	2017
Restaurants	62%	62%	61%
Education, government	9	8	9
Travel, leisure, retail	9	8	9
Healthcare	8	9	9
Other (1)	12	13	12
Totals	100%	100%	100%

(1)
Other includes cafeterias that are not stand-alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports. None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

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

Capital Improvements

During fiscal 2019, 2018 and 2017, $692.4 million, $687.8 million and $686.4 million, respectively, were invested in delivery fleet, facilities, technology and other capital asset enhancements. From time to time, we dispose of assets in the normal course of business; we consider proceeds from these asset sales to be an offset to capital expenditures. During fiscal 2019, 2018 and 2017, capital expenditures, net of proceeds from sales of assets, were $671.5 million, $665.6 million and $662.7 million, respectively. Capital expenditures as a percentage of sales during fiscal 2019, 2018 and 2017 were 1.1%, 1.1% and 1.2%, respectively. We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2020 should be approximately 1.3% of sales. During the three years ended June 29, 2019, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings. We expect to finance our fiscal 2020 capital expenditures from the same sources.

Employees

As of June 29, 2019, we had approximately 69,000 employees, approximately 22% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Contract negotiations are handled by each individual operating company. Approximately 32% of our union employees who are covered by collective bargaining agreements have or will have expired contracts during fiscal 2020, which contracts are subject to renegotiation. Since June 29, 2019, there have been 13 contract renegotiations. We consider our labor relations to be satisfactory.

Competition

A large number of companies are engaged in the distribution of food and non-food products to the foodservice industry. Our customers may also choose to purchase products directly from wholesale or retail outlets, including club, cash and carry and grocery stores, online retailers, or negotiate prices directly with our suppliers. While we compete primarily with local and regional distributors, some organizations compete with us on a multi-region basis. In addition, these local, regional and multi-regional distributors can create purchasing cooperatives and marketing groups to enhance their competitive abilities by expanding their product mix, improving purchasing power and extending their geographic capabilities. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices. Our customers are accustomed to purchasing from multiple suppliers and channels concurrently. Product needs, service requirements and price are just a few of the factors they evaluate when deciding where to purchase. Customers can choose from many broadline foodservice distributors, specialty distributors that focus on specific categories such as produce, meat or seafood, other wholesale channels, club stores, cash and carry stores, grocery stores and numerous online retailers. Since switching costs are very low, customers can make supplier and channel changes very quickly. There are few barriers to market entry. Existing foodservice competitors can extend their shipping distances and add truck routes and warehouses relatively quickly to serve new markets or customers.

We estimate that we serve about 16% of an approximately $300 billion annual foodservice market in the United States (U.S.) based on a measurement as of the end of calendar 2018, based on industry data obtained from Technomic, Inc. We also serve certain international geographies that vary in size and amount of market share. We believe, based upon industry trade data, that our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2019. While comprehensive industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trading areas. We believe our competitive advantages include our marketing associates; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers such as business reviews and menu analysis; and our multi-regional presence in North America and Europe, which mitigates some of the impact of regional economic declines that may occur over time.

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

Government Regulation

Our company is required to comply, and it is our policy to comply, with all applicable laws and regulations in the numerous countries throughout the world in which we do business.

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

The Food Safety Modernization Act (FSMA) has significantly expanded our food safety requirements. We have established and continue to maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated, as required by FDA regulations implementing FSMA. The FSMA further imposes requirements for food products imported into the U.S. and provides the FDA with mandatory recall authority.

We and our products are also subject to state and local regulation through such measures as the licensing of our facilities; enforcement by state and local health agencies of state and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products we distribute. We are also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace.

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

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions. The FCPA also requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized and recorded. We have implemented and continue to develop a robust anti-corruption compliance program applicable to our global operations to detect and prevent bribery and to comply with these and other anti-corruption laws in countries where we operate.

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

Outside the U.S., our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements. For example, we are subject to legal and regulatory requirements of the European Union (the EU), as well as those of EU countries where we conduct business (including the U.K., Ireland, France and Sweden), which requirements relate to, among other things, competition, product composition, packaging, labeling, advertisement (including nutrition and health claims) and the safety of food products, as well as the health, safety and working conditions of employees. We are subject to privacy laws in the EU, including the General Data Protection Regulation (GDPR), which requires companies to meet certain requirements regarding the handling of personal data. In addition, our business is subject to the U.K. Modern Slavery Act 2015, which requires certain companies that operate in the U.K. to prepare a report describing steps that they have taken to ensure that slavery and human trafficking is not taking place in their supply chain or business. Our business is also subject to the U.K. Bribery Act 2010, an anti-corruption law that criminalizes the failure by a company to prevent persons associated with that company from offering or paying bribes to government officials or non-government persons in order to obtain or retain business or a business advantage for the company, as well as restricting the offer, payment or receipt of bribes to or from governmental officials and non-governmental persons.

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

General

We have numerous trademarks that are of significant importance, including the SYSCO® and Brakes® trademarks, in addition to our privately branded product trademarks that include these trademarks. These trademarks and the private brands on which they are used are widely recognized within the foodservice industry. Both our U.S. and European trademarks are effective for a ten-year period, and we generally renew our trademarks before their expiration dates unless a particular trademark is no longer in use. We believe the loss of the SYSCO® trademark would have a material adverse effect on our results of operations. We do not have any material patents or licenses.

We are not engaged in material research and development activities relating to the development of new products or the improvement of existing products.

Our sales do not generally fluctuate significantly on a seasonal basis; therefore, our business is not deemed to be seasonal.

As of June 29, 2019, we operated 325 distribution facilities throughout North America and Europe.

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

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. Periods of significant product cost inflation may adversely affect our results of operations if we are unable to pass on all or a portion of such product cost increases to our customers in a timely manner. In addition, periods of rapidly increasing inflation may adversely affect our business due to the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment. Conversely, our business may be adversely affected by periods of product cost deflation, because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage margin. As a result, our results of operations may be adversely affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

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

•
Liquidity issues and the inability of our suppliers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to obtain the foodservice products and supplies that we need in the quantities and at the prices that we request.

Historically, North America and Europe have experienced, from time to time, deteriorating economic conditions and heightened uncertainty in their financial markets, which have adversely impacted business and consumer confidence and spending and depressed capital investment and economic activity in the affected regions. If similar unfavorable economic conditions were to arise in the future, or recent volatility in the financial markets and the global economy were to continue, our results of operations and financial condition could be adversely affected.

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

The U.K. is currently negotiating the terms of Brexit, with the U.K. currently due to exit the EU on or before October 31, 2019. In November 2018, the U.K. and the EU agreed upon a draft Withdrawal Agreement that set out the terms governing the U.K.’s departure, including, among other things, a transition period to allow for a future trade deal to be agreed upon. After the U.K. Parliament rejected the draft Withdrawal Agreement multiple times during the third quarter of fiscal 2019, the EU agreed to an extension of the exit date to October 31, 2019. As a result, there is significant uncertainty about the terms and timing under which the U.K. will leave the EU. It is possible that Brexit will result in our U.K. and EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, if the U.K. were to leave the EU without an agreement (a “hard Brexit”), there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU. Such impacts may directly increase our costs or could decrease demand for our goods and services by adversely impacting the business of restaurants or other customers in the foodservice distribution industry.

The completion of Brexit could also adversely affect the value of our euro- and pound-denominated assets and obligations. Exchange rates related to the British pound sterling have been more volatile since the U.K. announced it would exit the EU and such volatility may continue in the future. Future fluctuations in the exchange rate between the British pound sterling and the local currencies of our suppliers may have the effect of increasing our cost of goods sold in the U.K., which increases we may not be able to pass on to our customers. Uncertainty surrounding Brexit has contributed to recent fluctuations in the U.K. economy, which contracted in the second quarter of 2019 and could experience future disruptions. In addition, Brexit could cause financial and capital markets within and outside the U.K. or the EU to constrict, thereby negatively impacting our ability to finance our business, and could cause a substantial dip in consumer confidence and spending that could negatively impact the foodservice distribution industry. Any one of these impacts could have an adverse effect on our results of operations and financial condition.

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

Volatile fuel prices have a direct impact on our industry. We require significant quantities of fuel for our delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel. The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. The cost of fuel affects the price paid by us for products, as well as the costs we incur to deliver products to our customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past through, among other things, our fuel surcharge program, there is no guarantee that we will be able to do so in the future. If fuel costs increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may adversely affect our results of operations.

We routinely enter into fuel hedging arrangements, including fuel derivatives, to hedge our exposure to volatile fuel prices. Nevertheless, our fuel hedging transactions may not be effective in protecting us from changes in fuel prices, and if fuel prices were to decrease significantly, these hedging arrangements would result in our paying higher-than-market costs for a portion of our diesel fuel. In addition, our future use of fuel derivatives would expose us to the risk that any of our counterparties fails to perform its obligations, whether due to its insolvency or otherwise, which could result in financial losses.

Business and Operational Risks

Conditions beyond our control can interrupt our supplies and increase our product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the foodservice products and supplies that we need in the quantities and at the prices that we request. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include shortages of qualified labor for our suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, animal disease outbreaks, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, terrorist attacks or international hostilities and natural disasters or other catastrophic events (including, but not limited to, food-borne illnesses). Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or adversely affect demand for our products. At any time, input costs could increase for a prolonged period for a large portion of the products that we sell. Additionally, we procure products from suppliers outside of the U.S., and we are subject to the risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, any or all of which could delay our receipt of products or increase our input costs. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

In addition, as a foodservice distributor, it is necessary for us to maintain an inventory of products. Declines in product pricing levels between the time we purchase a product from our suppliers and the time we sell the product to our customers could reduce our margin on that inventory, adversely affecting our results of operations.

Adverse publicity about us or lack of confidence in our products could negatively impact our reputation and reduce earnings.

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business. Sysco’s brand names, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Anything that damages our reputation or public confidence in our products, whether or not justified, including negative publicity about the quality, safety, sustainability or integrity of our products or relating to illegal or unethical activities by our employees, suppliers or agents, could tarnish our reputation and diminish the value of our brand, which could adversely affect our results of operations.

Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, salmonella, listeria or swine flu) or injuries caused by food tampering could also severely injure our reputation or reduce public confidence in our products. If patrons of our restaurant customers were to become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations, which would have an adverse effect on our sales and profitability. In addition, instances of food-borne illnesses or food tampering or other health concerns (even those unrelated to the use of Sysco products) or public concern regarding the safety of our products, can result in negative publicity about the food service distribution industry and materially adversely affect our results of operations.

Damage to our reputation and loss of brand equity could reduce demand for our products and services. This reduction in demand, together with the dedication of time and expense necessary to defend our reputation, would have an adverse effect on our financial condition and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand. Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were to be tarnished by negative publicity, including dissemination via print, broadcast or social media, or other forms of Internet-based communications. Adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence in us and reduce short-term or long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations. Any of these events could have a material adverse effect on our results of operations and financial condition.

Our relationships with long-term customers may be materially diminished or terminated.

We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. We may not be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms, or at all, or collect amounts that insolvent customers might owe us. Our customer agreements are generally terminable upon written notice by either us or the customer, which provides our customers with the opportunity to renegotiate their contracts with us on less favorable terms or to award more business to our competitors. The loss of one or more of our major customers could adversely affect our business, financial condition, and results of operations.

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

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic and locally grown products, and a shift towards plant-based proteins and/or animal proteins derived from animals that were humanely treated and antibiotic free.

Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in terms of spend, seek new and different, as well as more ethnic, menu options and menu innovation. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs and/or supply shortages associated with our efforts to accommodate those changes as our suppliers adapt to the new eating preferences. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. We may not be able to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits.

We may not be able to achieve our three-year financial targets by the end of fiscal year 2020.

In fiscal 2018, we set new three-year financial targets to grow operating income, accelerate earnings per share growth faster than operating income growth and improve return on invested capital. Our ability to meet these financial targets depends largely on our successful execution of our business plan including various related initiatives. There are various risks related to these efforts, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected; and the risk of adverse effects to our business, results of operations and liquidity if past and future undertakings, and the associated changes to our business, do not prove to be cost effective or do not result in the cost savings and other benefits at the levels that we anticipate. Our intentions and expectations with regard to the execution of our business plan, and the timing of any related initiatives, are subject to change at any time based on management’s subjective evaluation of our overall business needs. In early fiscal 2020, we lowered our fiscal 2018 to fiscal 2020 adjusted operating income growth target to approximately $600 million. See the discussion in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Strategy and Fiscal 2020 Three-Year Financial Targets.” If we are unable to successfully execute our business plan, whether due to our failure to realize the anticipated benefits from our various business initiatives in the anticipated time frame or otherwise, we may be unable to achieve our three-year financial targets.

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

As a multinational corporation, we are subject to income taxes, as well as non-income-based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, the U.S. and many countries in the EU where we do business are actively considering or have recently enacted changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals.

Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination could change if tax laws or tax rulings were to be modified. We are also subject to non-income-based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. Although we believe that our income and non-income-based tax estimates are appropriate, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

Given the unpredictability of possible further changes to the U.S. or foreign tax laws and regulations and their potential interdependency, it is very difficult to predict the cumulative effect of such tax laws and regulations on our results of operations and cash flow, but such laws and regulations (and changes thereto) could adversely impact our financial results.

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

We also face the risk of exposure to product liability claims in the event that the use of products sold by Sysco is alleged to have caused injury or illness. We cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Further, even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Umbrella liability insurance that we maintain for product liability claims may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially adversely affect our results of operations and financial condition.

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

From time to time, both federal and state governmental agencies have conducted audits of our billing practices as part of investigations of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these audits. While we attempt to comply with all applicable laws and regulations, we may not be in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times; moreover, we may not be able to comply with all future laws, regulations or interpretations of these laws and regulations.

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

For example, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products, which are subject to laws regulating such systems and storage tanks (including the investigation and remediation of soil and groundwater contamination associated with the use of underground storage tanks). Certain of these laws and regulations in the EU may impose liability for costs of investigation or remediation of contamination (which could be material), regardless of fault or the legality of the original disposal, and even if such contamination was present prior to the commencement of our operations at the site and was not caused by our activities. In addition, many of our facilities have propane and battery-powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs.

We must finance and integrate acquired businesses effectively.

Historically, a portion of our growth has come through acquisitions. If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our earnings per share may be materially adversely affected. For example, we encountered operational challenges in fiscal 2019 in connection with our efforts to integrate two businesses in France acquired in connection with the Brakes Group acquisition, which integration efforts have adversely affected our ability to drive growth in sales. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise, or with a culture different from Sysco’s.

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

As described in Note 13, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8, as of June 29, 2019, we had approximately $8.2 billion of total indebtedness. This amount included senior notes and issuances under a commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. We also have a revolving credit facility supporting our U.S. commercial paper program in the amount of $2.0 billion scheduled to expire on June 28, 2024, and various other smaller bank facilities.

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

Changes in the method of determining London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under our revolving credit facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. In addition, certain of our outstanding interest rate swap agreements have a floating interest rate in relation to three-month LIBOR. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist, we may need to renegotiate the credit facility and any interest rate swap agreements expiring after 2021 and may not be able to do so with terms that are favorable to us. The overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the credit facility or our interest rate swap agreements with favorable terms could have a material adverse effect on our business, financial position, and operating results.

We rely on technology in our business, and any cybersecurity incident, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers.

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

These technology systems and our uses thereof are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. Any such disruption to these software and other technology systems, or the technology systems of third parties on which we rely, the failure of these systems to otherwise perform as anticipated, or the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, including litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies, and competitive disadvantage, any or all of which would potentially adversely affect our customer service, decrease the volume of our business and result in increased costs and lower profits. Moreover, a significant cybersecurity breach could require us to devote significant additional management resources to address the problems associated with the breach and to expend significant additional resources to upgrade further the security measures we employ to protect personal information against cyber-attacks and other wrongful attempts to access such information, which could result in a disruption of our operations.

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

In addition, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we do business. For example, the EU adopted a new regulation that became effective in May 2018, the General Data Protection Regulation (GDPR), which requires companies to meet new requirements regarding the handling of personal data. We are working to comply with GDPR and other laws and regulations in this area that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. Our failure to successfully implement or comply with appropriate processes to adhere to the requirements of GDPR and other laws and regulations in this area could result in substantial fines or penalties and legal liability and could tarnish our reputation.

We may be required to pay material amounts under multiemployer defined benefit pension plans.

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 12% of our current U.S. employees are participants in such multiemployer plans. In fiscal 2019, our total contributions to these plans were approximately $48.5 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit. Based upon the information available to us from plan administrators, we believe that several of these multiemployer plans are underfunded. The unfunded liabilities of these plans may result in increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. We could also be treated as partially withdrawing from participation in one of these plans if the number of our employees participating in a given plan is reduced to a certain percentage over a certain period of time. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $128 million as of June 29, 2019. A significant increase to funding requirements could adversely affect the company’s financial condition, results of operations or cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines.

At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (U.S. Retirement Plan) as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees. Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan. While these actions will serve to limit future growth in our pension liabilities, we had a sizable pension obligation of $4.5 billion as of June 29, 2019; therefore, financial market factors could impact our funding requirements. See Note 15, “Company-Sponsored Employee Benefit Plans” to the Consolidated Financial Statements in Item 8 for a discussion of the funded status of the U.S. Retirement Plan.

The amount of our annual contribution to the U.S. Retirement Plan is dependent upon, among other things, the returns on the U.S. Retirement Plan’s assets and discount rates used to calculate the plan’s liability. In fiscal 2018, we made voluntary contributions of $380 million to the U.S. Retirement Plan, allowing us to set an investment strategy that more closely aligns the duration of the U.S. Retirement Plan’s assets with the duration of its liabilities. As a result, our U.S. Retirement Plan holds a greater amount of investments in fixed income securities, but also holds equity securities. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase. The projected liability of the U.S. Retirement Plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our minimum funding requirements. Specifically, decreases in these interest rates may have an adverse effect on our funding obligations. To the extent financial markets experience significant future declines, and/or interest rates on high quality bonds in the public markets decline, our required contributions may increase for future years as our funded status decreases, which could have an adverse effect on our financial condition.

Failure to successfully renegotiate union contracts could result in work stoppages.

As of June 29, 2019, we had approximately 69,000 employees, approximately 22% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Contract negotiations are handled by each individual operating company. Approximately 32% of our union employees who are covered by collective bargaining agreements have or will have expired contracts during fiscal 2020, which contracts are subject to renegotiation. Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

A shortage of qualified labor could negatively affect our business and materially reduce earnings.

The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals, and any shortage of qualified labor could significantly adversely affect our business. Employee recruitment, development and retention efforts undertaken by us and/or such third-parties may not be successful, resulting in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively serve our customers and achieve our strategic objectives. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each country and the aggregate square footage devoted to cold and dry storage as of June 29, 2019.

Location	Number of Facilities	Square Feet (in thousands)	Segment Served (1)
Bahamas	2	276	I
Belgium	1	200	I
Canada	32	4,256	I, O
Costa Rica (2)	2	268	I
France	28	2,195	I
Ireland and Northern Ireland	7	716	I
Mexico	7	299	I
Panama	1	44	I
Spain	2	26	I
Sweden	10	1,026	I
United Kingdom	64	3,019	I
United States and its territories (3)	169	40,324	U, I, S, O
Totals	325	52,649

(1)	Segments served include U.S. Foodservice (U), International Foodservice (I), SYGMA (S), and Other (O).

(2)	Costa Rica facility count does not include 16 cash and carry locations.

(3)	California, Florida, and Texas account for 20, 18, and 14, respectively, of the facilities located in the U.S.

We own approximately 40,443,000 square feet of our distribution facilities (or 76.8% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2020 to fiscal 2063, exclusive of renewal options.

We own our approximately 639,000 square foot headquarters office complex in Houston, Texas. In addition, we own our approximately 654,000 square foot complex in Cypress, Texas that houses shared business services and other corporate services.

We are currently constructing expansions or build-outs for various distribution facilities in the United States, Canada and the Bahamas. The various operating companies, in the aggregate, accounted for 28% of fiscal 2019 sales.

As of June 29, 2019, our fleet of approximately 14,000 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 83% of these vehicles and lease the remainder.

Item 3.  Legal Proceedings

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II – FINANCIAL INFORMATION

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for Sysco’s common stock (SYY) is the New York Stock Exchange. The number of record owners of Sysco’s common stock as of August 9, 2019 was 8,748.

We currently expect that comparable quarterly cash dividends will continue to be paid in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

We made the following share repurchases during the fourth quarter of fiscal 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
March 31 – April 27	397,058	$67.59	392,299	—
Month #2
April 28 – May 25	1,079,961	73.94	1,078,627	—
Month #3
May 26 – June 29	671,621	73.24	669,748	—
Totals	2,148,640	$72.55	2,140,674	—

(1)
The total number of shares purchased includes 4,759, 1,334, and 1,873 shares tendered by individuals in connection with stock option exercises in month #1, month #2, and month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.

In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal 2019. We executed all $1.0 billion under this authorization through August 2018. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. This repurchase program is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. The share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.” In August 2019, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021.

We purchased 14,963,189 shares during fiscal 2019, resulting in a remaining authorization under our program of approximately $487.5 million as of June 29, 2019. There were 17,930,114 shares repurchased under our then outstanding plans in fiscal 2018. We purchased approximately 20,500 additional shares under our authorization through August 9, 2019.

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

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2014, and that all dividends were reinvested. Performance data for

Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

	6/28/2014	6/27/2015	7/2/2016	7/1/2017	6/30/2018	6/29/2019
Sysco Corporation	$100	$105	$143	$145	$202	$213
S&P 500	100	109	112	132	151	166
S&P 500 Food/Staple Retail Index	100	119	120	117	127	150

Item 6.  Selected Financial Data

	Fiscal Year
	2019 (1)	2018 (1)	2017 (1)	2016 (1)(2)	2015 (1)
	(In thousands except for per share data)
Sales	$60,113,922	$58,727,324	$55,371,139	$50,366,919	$48,680,752

Operating income (3)	2,330,150	2,314,056	2,054,616	1,841,875	1,203,164

Earnings before income taxes	2,005,836	1,956,224	1,766,230	1,433,007	1,008,147
Income taxes	331,565	525,458	623,727	483,385	321,374
Net earnings	$1,674,271	$1,430,766	$1,142,503	$949,622	$686,773

Net earnings:
Basic earnings per share	$3.24	$2.74	$2.10	$1.66	$1.16
Diluted earnings per share	3.20	2.70	2.08	1.64	1.15

Dividends declared per share	$1.53	$1.41	$1.30	$1.23	$1.19

Total assets	$17,966,522	$18,070,404	$17,756,655	$16,721,804	$17,989,281
Capital expenditures	692,391	687,815	686,378	527,346	542,830

Current maturities of long-term debt (4)	$37,322	$782,329	$530,075	$8,909	$4,979,301
Long-term debt	8,122,058	7,540,765	7,660,877	7,336,930	2,271,825
Total long-term debt	8,159,380	8,323,094	8,190,952	7,345,839	7,251,126
Shareholders’ equity	2,502,603	2,506,957	2,381,516	3,479,608	5,260,224
Total capitalization	$10,661,983	$10,830,051	$10,572,468	$10,825,447	$12,511,350
Ratio of long-term debt to capitalization (4)	76.5%	76.9%	77.5%	67.9%	58.0%

(1)
Our results of operations are impacted by Certain Items that have resulted in reduced earnings on a GAAP basis. See “Non-GAAP Reconciliations,” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of these items and our results on an adjusted basis that exclude Certain Items.

(2)	Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year ended July 2, 2016 for fiscal 2016.

(3)
In fiscal 2019, Sysco adopted Accounting Standards Update 2017-07, which requires that an employer report all of the components, except the service cost component, of pension and postretirement benefits outside of operating income. This was applied retroactively, and as a result, the company has restated prior year amounts to include net periodic income (expense) in other income (expense) that were previously included in operating expense.

(4)
Specific to fiscal 2015, our current maturities of long-term debt included senior notes issued for the proposed merger with US Foods that were required to be redeemed due to the termination of the merger agreement. We redeemed these notes in July 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and are impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. Our results of operations for fiscal 2019 and 2018 are also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. Fiscal 2019 results of operations were impacted by a gain on the sale of Iowa Premium, LLC (Iowa Premium) in the fourth quarter of fiscal 2019. In addition, fiscal 2018 results of operations were impacted by multiemployer pension plan (MEPP) withdrawal charges and debt extinguishment charges. Sysco’s results of operations for fiscal 2019 and 2018 were also impacted by the changes to the United States (U.S.) tax code resulting from the Tax Cuts and Jobs Act of 2017 (Tax Act) enacted on December 22, 2017. The impact for fiscal 2019 and 2018 includes a transition tax on certain unrepatriated earnings of foreign subsidiaries, and the impact for fiscal 2019 also includes the recognition of a foreign tax credit applicable to repatriated earnings. Additionally, the impact for fiscal 2018 includes: (1) a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates; and (2) a benefit from contributions made to fund the U.S. Retirement Plan (Pension Plan). All acquisition-related costs in fiscal 2019 and 2018 that have been designated as Certain Items relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition).

The fiscal 2019 and fiscal 2018 items described above and excluded from our non-GAAP measures are collectively referred to as “Certain Items.” Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, (2) facilitates comparisons on a year-over-year basis, and (3) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

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

The following discussion includes a comparison of our Results of Operations and Liquidity and Capital Resources for fiscal 2019 and fiscal 2018. A discussion of changes in our results of operations from fiscal 2017 to fiscal 2018 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission on August 24, 2018.

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located in North America and Europe. The company has aggregated certain operating segments into three reportable segments. “Other” financial information is attributable to our other operating segments that do not meet the quantitative disclosure thresholds.

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

We estimate that we serve about 16% of an approximately $300 billion annual foodservice market in the U.S. based on industry data obtained from Technomic, Inc. From time to time, Technomic may revise the methodology used to calculate the size of the foodservice market and, as a result, our percentage can change not only from our sales results, but also from such revisions. We also serve certain international geographies that vary in size and amount of market share.

According to industry sources, the foodservice, or food-away-from-home, market represents approximately 52% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar year 2018. Industry sources estimate the total foodservice market in the U.S. experienced a real sales increase of approximately 1.2% in calendar year 2018 and 1.4% in calendar year 2017. Real sales changes do not include the impact of inflation or deflation.

Highlights and Trends

Our fiscal year 2019 financial performance improved year-over-year. We continue to focus on our customers and furthering the progress of our transformative initiatives that we believe will position us well for long-term growth and create value for our shareholders in fiscal 2020 and beyond.
Below is a comparison of results from fiscal 2019 to fiscal 2018:

•	Sales:

◦	increased 2.4%, or $1.4 billion, to $60.1 billion;

•	Operating income:

◦	increased 0.7%, or $16.1 million, to $2.3 billion;

◦	adjusted operating income increased 7.9%, or $199.9 million, to $2.7 billion;

•	Net earnings:

◦	increased 17.0%, or $243.5 million, to $1.7 billion;

◦	adjusted net earnings increased 11.9%, or $197.0 million, to $1.9 billion;

•	Basic earnings per share:

◦	increased 18.2%, or $0.50, to $3.24 from the comparable prior year amount of $2.74 per share;

•	Diluted earnings per share:

◦	increased 18.3%, or $0.50, to $3.20 from the comparable prior year amount of $2.70 per share; and

◦	adjusted diluted earnings per share were $3.55 in fiscal 2019, a 13.1% increase from the comparable prior year amount of $3.14 per share.

The overall macroeconomic trends continue to be positive in the U.S., and the underlying economic picture remains relatively positive, including growth in gross domestic product of 2.1% for the second quarter of calendar year 2019 and continued low unemployment, which was 3.7% in July. Consumer confidence has decreased slightly, but remains solid. These factors are important macroeconomic indicators that describe the environment in which our customers are currently operating and speak to the relative health of the food-away-from-home market. Restaurant industry trends reflect same store sales that were relatively flat in June, while customer traffic continues to be negative. The economic outlook in the international geographies in which we operate is mostly positive; however, the U.K. is experiencing low consumer confidence due to the uncertain outcome of Brexit.

Our sales and gross profit performance can be influenced by multiple factors, including price, volume and product mix. The modest level of growth in the foodservice market has created additional competitive pricing pressures, which can adversely affect our profitability. The majority of our sales are to locally managed customers and national customers. Our locally managed customers, including independent restaurant customers, represent a greater percentage of our profitability as compared to national customers. Case growth with our locally managed broadline business is important to drive gross profit dollar growth. We are maintaining our focus on growing our digital platform to continue the growth with our local customers. Our sales to national customers, including chain restaurants and multi-locational restaurants, also comprise a significant portion of our overall volumes. Gross margin on sales to our national customers is generally lower than on sales to other types of customers due to the higher volumes we sell to these customers. We are taking a disciplined approach to increasing our sales with national customers to profitably grow our business.

We offer an assortment of Sysco-branded products that we can differentiate from privately branded products, which enables us to achieve higher gross profits. As a result, we focus on sales growth for these products, comprising 47% of U.S. Broadline sales to locally managed customers in fiscal 2019. Using customer insights, industry trends and innovative ideas, we launched new brands during fiscal 2019. We are introducing our brand to additional geographies outside the U.S. We have experienced continued success in category management and we are introducing this process in our European operations.

A portion of the cost to obtain products includes inbound freight. These costs have stabilized in fiscal 2019, but are still above pre-fiscal 2018 levels. Inflation is a factor that contributes to the level of sales and gross profit growth and can be a factor that contributes to gross margin pressure. We experienced a modest level of inflation in fiscal 2019, with our U.S. Broadline operations experiencing a rate of inflation of 1.5% primarily in the frozen category, principally for frozen potatoes, and the canned and dry, paper and disposables and produce categories. Inflation has been higher in the fourth quarter of fiscal 2019, as compared to the beginning of the fiscal year. Inflation for our U.S. Broadline operations was 2.5% for the fourth quarter of fiscal 2019, principally in the poultry, meat, and produce categories. Periods of high inflation, either overall or in certain product categories, can have an unfavorable effect on us and our customers, as high food costs can be difficult to pass on to our customers.

Changes in exchange rates can impact our foreign sales as we convert them to U.S. dollars. In fiscal 2019, foreign exchange rates reduced our total sales by 0.8%.

We experienced higher operating expenses in fiscal 2019, as compared to fiscal 2018, due to investments we made in our business, particularly in our International segment, such as our integration of Brake France and Davigel into Sysco France, from increased investments in technology for our business transformation initiatives and from increased supply chain costs in both transportation and warehouse, primarily in our U.S. operations. Strength in the labor markets is a positive factor contributing to sales growth in the U.S. and Canada; however, the tightening labor market in these geographies has an adverse effect on our operating expenses, including increased overtime expense and higher costs associated with hiring. We are addressing these challenges by continuing to drive productivity and focusing on retention initiatives for specialized recruiting, training and onboarding efforts to better retain talent in our supply chain operations, and we are experiencing positive results from these efforts. These expense increases were partially offset by benefits from our transformative initiatives and corporate expense management.

We have multiple transformational and operational initiatives underway, which include, among others:

•	Improved customer-facing technology;

•	Continued growth of our Sysco-branded products through new and innovative products, as well as expanding the reach of these products in additional geographies beyond the U.S. and Canada;

•
A Finance Transformation Roadmap that modernizes our global financial platform. This initiative increases centralization and standardization of our end-to-end global processes and workflow and uses digital automation on a modern finance platform to improve efficiency;

•	A Smart Spending initiative, which is focused on reducing our indirect spend in certain categories to drive productivity and savings;

•	The integration of our businesses in France and Ireland;

•	Supply chain transformation projects in the U.K., including converting warehouses to accommodate multiple temperature zones; and

•	A Canadian Regionalization project, which is focused on streamlining our leadership and administrative support for our Canadian operations, while maintaining an acute focus on our customers.

We believe these initiatives will drive growth and profitability in the long-term.

Our effective tax rate has been influenced by discrete events, such as tax law changes and excess tax benefits attributable to equity compensation exercises as discussed in Note 20, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8. In fiscal 2020, we expect our effective tax rate to be approximately 24%.

We continue to be focused on mergers and acquisitions as a part of our strategy. We have completed several acquisitions in fiscal 2019 within our U.S. Foodservice Operations and our International Foodservice Operations as follows:

U.S. Foodservice Operations

•
In the fourth quarter of fiscal 2019, we acquired J & M Wholesale Meats and Imperio Foods, Inc., leading California distributors with approximately $44 million in combined annual sales. J & M Wholesale Meats and Imperio Foods, Inc., sister companies based out of Modesto, California, operate throughout northern California and Oregon.

•	In the third quarter of fiscal 2019, we acquired Waugh Foods, Inc., a leading Illinois broadline distributor with approximately $40 million in annual sales; and

In addition to the acquisitions noted above, in the third quarter of fiscal 2019, we purchased the remaining interests in Iowa Premium, making the previously consolidated entity a wholly owned subsidiary. Sysco initially acquired an interest in the specialty meat company in fiscal 2014. We subsequently sold Iowa Premium in the fourth quarter of fiscal 2019 and realized a gain of $66.3 million.

International Foodservice Operations

•	In the third quarter of fiscal 2019, we acquired Classic Drinks, an established specialist wine and spirits distributor in Ireland with approximately €42 million in annual sales.

In the first quarter of fiscal 2020, we acquired J. Kings Food Service Professionals, a New York broadline distributor with approximately $150 million in annual sales.

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

Fiscal 2019 is the second year in our current three-year plan that was established in fiscal 2018 and includes our strategic and financial objectives through fiscal 2020, which will enable us to continue transforming our business, while improving the customer experience of doing business with Sysco. Our target financial objectives set at the beginning of our current three-year plan cycle, included:

•	Reaching $650 million to $700 million of adjusted operating income growth as compared to fiscal 2017;

•	Growing earnings per share faster than operating income; and

•	Achieving 16% in adjusted return on invested capital improvement for existing businesses.

While we continue to experience improved operating performance year-over-year, our volume growth is lower than originally anticipated, and we have incurred increased expenses. Due to these items, combined with the impact of our sale of Iowa Premium, we are lowering our fiscal 2018 to fiscal 2020 adjusted operating income growth target to approximately $600 million.

In accomplishing these goals, we believe that, by fiscal 2020, we could also achieve, as compared to fiscal 2017, (1) case growth of 2.5% to 3.0%, of which local case growth would contribute 3.0% to 3.3%; (2) sales and gross profit growth of 3.5% to 4.0%; (3) adjusted operating income growth of 8%; and (4) adjusted diluted earnings per share growth of approximately 15%. The objectives targeted in our three-year plan included the impact of the Tax Act. The key levers to achieve these targets include an emphasis on accelerating locally managed customer case growth and driving leverage between gross profit growth and expense growth.

Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2017, which primarily were due to restructuring and Brakes-related acquisitions costs. The business transformation initiatives we have in place will allow us to continue to grow our business and capitalize on our strong fundamentals. We are placing further emphasis on assessing our work in order to effectively centralize and standardize our business, including leveraging technology and strengthening Sysco overall. We will continue to focus on strong implementation and execution, while accelerating some of this work, all of which better position us to achieve our financial objectives.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2019	2018
Sales	100.0%	100.0%
Cost of sales	81.0	81.1
Gross profit	19.0	18.9
Operating expenses	15.1	15.0
Operating income	3.9	3.9
Interest expense	0.6	0.7
Other expense (income), net	(0.1)	(0.1)
Earnings before income taxes	3.4	3.3
Income taxes	0.6	0.9
Net earnings	2.8%	2.4%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

2019
Sales	2.4%
Cost of sales	2.2
Gross profit	2.9
Operating expenses	3.5
Operating income	0.7
Interest expense	(8.9)
Other expense (income), net (1)	(4.1)
Earnings before income taxes	2.5
Income taxes	(36.9)
Net earnings	17.0%
Basic earnings per share	18.2%
Diluted earnings per share	18.3
Average shares outstanding	(1.2)
Diluted shares outstanding	(1.1)

(1)	Other expense (income), net was income of $36.1 million in fiscal 2019 and income of $37.7 million in fiscal 2018.

Segment Results

The following represents our results by reportable segments:

	52-Week Period Ended Jun. 29, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$41,288,188	$11,493,040	$6,244,328	$1,088,366	$—	$60,113,922
Sales increase (decrease)	4.2%	(0.2)%	(4.8)%	7.8%		2.4%
Percentage of total	68.7%	19.1%	10.4%	1.8%		100.0%

Operating income	$3,192,816	$125,443	$27,780	$35,848	$(1,051,737)	$2,330,150
Operating income increase (decrease)	4.4%	(35.3)%	14.2%	(9.2)%		0.7%
Percentage of total segments	94.4%	3.7%	0.8%	1.1%		100.0%
Operating income as a percentage of sales	7.7%	1.1%	0.4%	3.3%		3.9%

	52-Week Period Ended Jun. 30, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$39,642,263	$11,518,565	$6,557,033	$1,009,463	$—	$58,727,324
Percentage of total	67.5%	19.6%	11.2%	1.7%		100.0%

Operating income	$3,056,817	$193,864	$24,318	$39,485	$(1,000,428)	$2,314,056
Percentage of total segments	92.2%	5.8%	0.7%	1.3%		100.0%
Operating income as a percentage of sales	7.7%	1.7%	0.4%	3.9%		3.9%

Based on information in Note 22, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8, in fiscal 2019, U.S. Foodservice Operations and International Foodservice Operations represented approximately 68.7% and 19.1%, respectively, of Sysco’s overall sales, compared to 67.5% and 19.6%, respectively, in fiscal 2018. In fiscal 2019, U.S. Foodservice Operations and International Foodservice Operations represented approximately 94.4% and 3.7%, respectively, of the total segment operating income, compared to 92.2% and 5.8%, respectively in fiscal 2018. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

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

Results of U.S. Foodservice Operations

In fiscal 2019, the U.S. Foodservice Operations operating results represented approximately 68.7% of Sysco’s overall sales and 94.4% of the aggregated operating income of Sysco’s reporting segments. Several factors contributed to these higher operating results as compared to the other operating segments. We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and its purchasing power enable this segment to generate its relatively stronger results of operations.

The following tables set forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2019	2018	Change in Dollars	% Change
	(In thousands)
Sales	$41,288,188	$39,642,263	$1,645,925	4.2%
Gross profit	8,249,027	7,900,276	348,751	4.4
Operating expenses	5,056,211	4,843,459	212,752	4.4
Operating income	$3,192,816	$3,056,817	$135,999	4.4%

Gross profit	$8,249,027	$7,900,276	$348,751	4.4%
Adjusted operating expenses (Non-GAAP)	5,056,211	4,841,759	214,452	4.4
Adjusted operating income (Non-GAAP)	$3,192,816	$3,058,517	$134,299	4.4%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the prior year in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2019
	(In millions)
Cause of change	Percentage	Dollars
Case volume	1.8%	$727.2
Inflation	1.6	637.1
Acquisitions	0.7	283.5
Other (1)	0.1	(1.9)
Total sales increase	4.2%	$1,645.9

(1)	Case volume excludes the volume impact from our custom-cut meat and seafood companies that do not measure volume in cases. Any impact in volumes from these operations are included within “Other.”

Sales were 4.2% higher in fiscal 2019 than in fiscal 2018. The largest drivers of the increase were case volume growth in our U.S. Broadline operations and the impact of product cost inflation. Case volumes for the company’s U.S. Broadline operations, including acquisitions within the last 12 months, increased 2.7% in fiscal 2019 compared to fiscal 2018 and included a 3.1%

improvement in locally managed customer case growth, along with an increase of 2.3% in national customer case volume, including chain restaurants and multi-locational restaurants. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.9%; therefore, organic local case volume, which excludes acquisitions, grew 2.2%.

Operating Income

Operating income increased by 4.4% in fiscal 2019 over fiscal 2018, as our gross profits grew on pace with operating expenses.

Gross profit dollars increased in fiscal 2019, as compared to fiscal 2018, driven primarily by growth in sales of Sysco-branded products, year-over-year favorability of inbound freight and continued category management work. Our case growth for Sysco-branded sales to local customers increased 50 basis points in fiscal 2019. Additionally, our customer mix has continued to improve, as we grew local cases at a faster pace than total cases. The change in product costs, an internal measure of inflation or deflation, was estimated as inflation of 1.5% during fiscal 2019 for our U.S. Broadline operations. Inflation in fiscal 2019 occurred primarily in the frozen category, principally for frozen potatoes, and the canned and dry, paper and disposables and produce categories.

Operating expenses increased in fiscal 2019, as compared to fiscal 2018, primarily due to increased costs in both transportation and warehouse resulting from the tight labor market combined with seasonal hiring of driver and warehouse staff, which drove increased operational costs on a per unit basis as volume softened in the fourth quarter of fiscal 2019. An increase in our provisions for losses on receivables has also contributed to the increase in operating expenses primarily due to stronger performance in collections and recoveries of previously written off receivables in fiscal 2018 as compared to fiscal 2019.

Results of International Foodservice Operations

In fiscal 2019, the International Foodservice Operations operating results represented approximately 19.1% of Sysco’s overall sales and 3.7% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

The following tables set forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2019	2018	Change in Dollars	% Change
	(In thousands)
Sales	$11,493,040	$11,518,565	$(25,525)	(0.2)%
Gross profit	2,392,179	2,436,968	(44,789)	(1.8)
Operating expenses	2,266,736	2,243,104	23,632	1.1
Operating income	$125,443	$193,864	$(68,421)	(35.3)%

Gross profit	$2,392,179	$2,436,968	$(44,789)	(1.8)%
Adjusted operating expenses (Non-GAAP)	2,037,354	2,116,433	(79,079)	(3.7)
Adjusted operating income (Non-GAAP)	$354,825	$320,535	$34,290	10.7%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2019
	(In millions)
Cause of change	Percentage	Dollars
Inflation	3.2%	$372.9
Acquisitions	0.9	103.5
Foreign currency	(4.1)	(475.1)
Other (1)	(0.2)	(26.8)
Total sales increase	(0.2)%	$(25.5)

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent comparable basis.

Sales were 0.2% lower in fiscal 2019 than in fiscal 2018. The decrease for fiscal 2019 was primarily due to unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars. Additionally, we encountered operational challenges in France, as our efforts to integrate our businesses have negatively affected our ability to drive growth in sales. The decrease was partially offset by product cost inflation in Europe and Canada and a modest increase in volumes in Canada, Ireland and Sweden. Our businesses in Latin America, primarily in Costa Rica and Panama, have experienced continued growth in sales, partially offset by softness in our business in Mexico, which in the fourth quarter began to show recovery from weaker performance earlier in fiscal 2019.

Operating Income

Operating income decreased by 35.3% in fiscal 2019 from fiscal 2018, primarily as a result of the continued strategic investments we are making across Europe to drive continued future business performance. Operating income, on an adjusted basis, increased by $34.3 million, or 10.7%, as compared to fiscal 2018.

Gross profit dollars decreased $44.8 million in fiscal 2019, as compared to fiscal 2018, primarily due to currency translation in Europe and Canada, partially offset by increasing product costs and local case growth in our Canadian operations.

Operating expenses increased $23.6 million in fiscal 2019, as compared to fiscal 2018, primarily due to restructuring charges, largely in France, and supply chain transformation costs in the U.K. These activities resulted in restructuring charges that were combined with our Brakes Acquisition-related costs that are included within Certain Items. We incurred restructuring charges of $61.1 million relating to our France integration during fiscal 2019. Operating expense, on an adjusted basis, decreased 3.7%, or $79.1 million, compared to fiscal 2018. We have also begun to leverage broader Sysco capabilities and processes to deliver improved synergies across Europe. Additionally, our regionalization efforts in Canada continue to deliver benefits and have helped to drive improved cost performance. Changes in exchange rates used to translate our foreign operating expenses into U.S. dollars further contributed to a decrease in operating expenses.

Results of SYGMA and Other Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 4.8% lower in fiscal 2019 than in fiscal 2018. The decrease for fiscal 2019 was primarily attributable to a modest decline in case volumes, as we continue to focus on improving overall profitability.

Operating Income

Operating income increased by 14.2% in fiscal 2019, as compared to fiscal 2018, due to improved gross margins and solid expense management. Gross margin increased 30 basis points driven by higher product margins, while operating expenses decreased 1.9% in fiscal 2019, as compared to fiscal 2018. Operating expenses decreased in fiscal 2019 largely due to decreases in transportation costs, primarily resulting from our focus on removing unproductive miles and streamlining operations at under-performing locations.

“Other” segment information is attributable to our other operating segments that do not meet the quantitative disclosure thresholds, primarily including our hotel supply operations and Sysco Labs, which includes our suite of technology solutions that help support the business needs of our customers and provides support for some of our business technology needs.

Operating income decreased 9.2%, or $3.6 million, in fiscal 2019, as compared to fiscal 2018. The decrease was primarily attributable to unfavorable results from our hotel supply operations, partially offset by improved results from Sysco Labs. Guest Supply gross profit grew 2.3%, while operating expenses grew 7.1% during fiscal 2019.

Corporate Expenses

Corporate expenses in fiscal 2019 increased $67.2 million, or 6.9%, as compared to fiscal 2018, due primarily to an increase in expenses related to our business technology initiatives, including accelerated depreciation on certain enterprise resource planning (ERP) systems and software platforms that we are no longer using, along with higher pay-related expenses, partly driven by higher severance and relocation charges. Corporate expenses, on an adjusted basis, decreased $12.9 million, or 1.5%, as compared to fiscal 2018. Certain Items impacting fiscal 2019 totaled $171.1 million and were primarily expenses associated with our business transformation initiatives, as well as severance charges associated with our organizational changes, as compared to $91.0 million in fiscal 2018.

Interest Expense

Interest expense decreased $35.1 million in fiscal 2019, as compared to fiscal 2018, primarily due to a favorable comparison to the prior year as a result of the redemption of certain series of senior notes and debentures pursuant to a tender offer in fiscal 2018. Interest charges related to the redemption costs noted above are considered Certain Items. Excluding Certain Items, our interest expense increased $18.0 million in fiscal 2019 from fiscal 2018, due to higher floating interest rates and a higher average balance of fixed rate debt.

Net Earnings

Net earnings increased 17.0% in fiscal 2019, as compared to the prior year, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 20, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8. These included the favorable impact of foreign tax credits generated as a result of distributions to Sysco from our foreign operations at the end of fiscal 2018, lower U.S. tax rates resulting from the enactment of the Tax Act and the favorable impact of excess tax benefits of equity-based compensation. Adjusted net earnings increased 11.9% in fiscal 2019, primarily due to gross profit growth and favorable expense growth, including reduced administrative expense, partially offset by increased interest expense, which resulted in earnings growth that exceeded our operating income growth.

Earnings Per Share

Basic earnings per share in fiscal 2019 were $3.24, an 18.2% increase from the fiscal 2018 amount of $2.74 per share. Diluted earnings per share in fiscal 2019 were $3.20, an 18.3% increase from the fiscal 2018 amount of $2.70 per share. Adjusted diluted earnings per share in fiscal 2019 were $3.55, a 13.1% increase from the fiscal 2018 amount of $3.14 per share. These results were primarily attributable to the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our share repurchases in fiscal 2019 and fiscal 2018.

Non-GAAP Reconciliations

Our discussion below and elsewhere herein of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and

(3) restructuring charges. Our results of operations for fiscal 2019 and 2018 were also impacted by the following acquisition-related items: (1) intangible amortization expense and (2) integration costs. Fiscal 2019 results of operations were impacted by a gain on the sale of Iowa Premium. In addition, fiscal 2018 results of operations were impacted by MEPP withdrawal charges and debt extinguishment charges. Sysco’s results of operations for fiscal 2019 and 2018 were also impacted by reform measures from the Tax Act enacted on December 22, 2017. The impact for fiscal 2019 and 2018 includes a transition tax on certain unrepatriated earnings of foreign subsidiaries, and the impact for fiscal 2019 also includes the recognition of a foreign tax credit applicable to repatriated earnings. The impact for fiscal 2018 includes: (1) a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax liabilities and deferred tax assets due to the changes in tax rates; and (2) a benefit from contributions made to fund the U.S. Retirement Plan (Pension Plan). The fiscal 2019 and 2018 items described above and excluded from our non-GAAP measures are collectively referred to as “Certain Items.” All acquisition-related costs in fiscal 2019 and 2018 that have been designated as Certain Items relate to the fiscal 2017 Brakes Acquisition, discussed in Note 5, “Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8. In addition, with respect to the adjusted return on invested capital targets, our invested capital is adjusted for the accumulation of debt incurred for the Brakes Acquisition that would not have been borrowed absent this acquisition.

Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, (2) facilitates comparisons on a year-over-year basis and (3) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

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

	2019	2018	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$9,078,837	$8,771,335	$307,502	3.5%
Impact of restructuring and transformational project costs (1)	(325,300)	(109,524)	(215,776)	NM
Impact of acquisition-related costs (2)	(77,832)	(108,136)	30,304	(28.0)
Impact of MEPP charge	—	(1,700)	1,700	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$8,675,705	$8,551,975	$123,730	1.4%

Operating income (GAAP)	$2,330,150	$2,314,056	$16,094	0.7%
Impact of restructuring and transformational project costs (1)	325,300	109,524	215,776	NM
Impact of acquisition-related costs (2)	77,832	108,136	(30,304)	(28.0)
Impact of MEPP charge	—	1,700	(1,700)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$2,733,282	$2,533,416	$199,866	7.9%

Interest expense (GAAP)	$360,423	$395,483	$(35,060)	(8.9)%
Impact of loss on extinguishment of debt	—	(53,104)	53,104	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$360,423	$342,379	$18,044	5.3%

Other (income) expense (GAAP)	$(36,109)	$(37,651)	$1,542	(4.1)%

	2019	2018	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Impact of gain on sale of Iowa Premium	66,309	—	66,309	NM
Other (income) expense (Non-GAAP)	$30,200	$(37,651)	$67,851	NM

Net earnings (GAAP)	$1,674,271	$1,430,766	$243,505	17.0%
Impact of restructuring and transformational project costs (1)	325,300	109,524	215,776	NM
Impact of acquisition-related costs (2)	77,832	108,136	(30,304)	(28.0)
Impact of gain on sale of Iowa Premium	(66,309)	—	(66,309)	NM
Impact of MEPP charge	—	1,700	(1,700)	NM
Impact of loss on extinguishment of debt	—	53,104	(53,104)	NM
Tax impact of restructuring and special projects (3)	(81,722)	(34,024)	(47,698)	NM
Tax impact of acquisition-related costs (3)	(19,553)	(26,172)	6,619	(25.3)
Tax impact of gain on sale of Iowa Premium	18,119	—	18,119	NM
Tax impact of MEPP charge	—	(573)	573	NM
Tax impact of loss on extinguishment of debt (3)	—	(18,225)	18,225	NM
Tax impact of Pension Plan contribution	—	(44,424)	44,424	NM
Impact of foreign tax credit benefit	(95,067)	—	(95,067)	NM
Impact of US transition tax	17,516	80,000	(62,484)	(78.1)
Impact of France, U.K. and Sweden tax law changes	6,464	(9,706)	16,170	NM
Impact of US balance sheet remeasurement from tax law change	—	(14,477)	14,477	NM
Impact of repatriation of certain international earnings (4)	—	24,208	(24,208)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,856,851	$1,659,837	$197,014	11.9%

Diluted earnings per share (GAAP)	$3.20	$2.70	$0.50	18.3%
Impact of restructuring and special projects (1)	0.62	0.21	0.41	NM
Impact of acquisition-related costs (2)	0.15	0.20	(0.05)	(25.0)
Impact of gain on sale of Iowa Premium	(0.13)	—	(0.13)	NM
Impact of loss on extinguishment of debt	—	0.10	(0.10)	NM
Tax impact of restructuring and transformational project costs (3)	(0.16)	(0.06)	(0.10)	NM
Tax impact of acquisition-related costs (3)	(0.04)	(0.05)	0.01	(20.0)
Tax impact of gain on sale of Iowa Premium	0.03	—	0.03	NM
Tax impact of loss on extinguishment of debt (3)	—	(0.03)	0.03	NM
Tax impact of Pension Plan contribution	—	(0.08)	0.08	NM
Impact of foreign tax credit benefit	(0.18)	—	(0.18)	NM
Impact of U.S. transition tax	0.03	0.15	(0.12)	(80.0)
Impact of France, U.K. and Sweden tax law changes	0.01	(0.02)	0.03	NM
Impact of US balance sheet remeasurement from tax law change	—	(0.03)	0.03	NM
Impact of repatriation of certain international earnings (4)	—	0.05	(0.05)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (5)	$3.55	$3.14	$0.41	13.1%

(1)
Fiscal 2019 includes $151 million in costs related to various transformation initiatives, primarily consisting of changes to our business technology strategy, of which $18 million relates to accelerated depreciation related to software that is being replaced, and $174 million related to severance, restructuring and facility closure charges in Europe, Canada and at Corporate, of which $61 million relates to our France restructuring as part of our integration of Brake France and Davigel into Sysco France. Fiscal 2018 includes $70 million related to business technology costs and professional fees on three-year financial objectives and $33 million related to restructuring charges.

(2)
Fiscal 2019 and fiscal 2018 include $77 million and $81 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes, and $1 million and $18 million, respectively, related to integration costs.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented (dollars in thousands):

U.S. FOODSERVICE OPERATIONS	2019	2018	Change in Dollars	% Change
Operating expenses (GAAP)	$5,056,211	$4,843,459	$212,752	4.4%
Impact of MEPP charge	—	(1,700)	1,700	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$5,056,211	$4,841,759	$214,452	4.4%

Operating income (GAAP)	$3,192,816	$3,056,817	$135,999	4.4%
Impact of MEPP charge	—	1,700	(1,700)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$3,192,816	$3,058,517	$134,299	4.4%

INTERNATIONAL FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$2,266,736	$2,243,104	$23,632	1.1%
Impact of restructuring and transformational project costs (1)	(152,852)	(36,667)	(116,185)	NM
Impact of acquisition-related costs (2)	(76,530)	(90,004)	13,474	(15.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,037,354	$2,116,433	$(79,079)	(3.7)%

Operating income (GAAP)	$125,443	$193,864	$(68,421)	(35.3)%
Impact of restructuring and transformational project costs (1)	152,852	36,667	116,185	NM
Impact of acquisition related costs (2)	76,530	90,004	(13,474)	(15.0)
Operating income adjusted for Certain Items (Non-GAAP)	$354,825	$320,535	$34,290	10.7%

SYGMA
Operating expenses (GAAP)	$477,858	$486,960	$(9,102)	(1.9)%
Impact of restructuring and transformational project costs (3)	(2,609)	—	(2,609)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$475,249	$486,960	$(11,711)	(2.4)%

Operating income (GAAP)	$27,780	$24,318	$3,462	14.2%
Impact of restructuring and transformational project costs (3)	2,609	—	2,609	NM
Operating income adjusted for Certain Items (Non-GAAP)	$30,389	$24,318	$6,071	25.0%

CORPORATE
Operating expenses (GAAP)	$1,041,183	$973,934	$67,249	6.9%
Impact of restructuring and transformational project costs (4)	(169,838)	(72,857)	(96,981)	NM
Impact of acquisition-related costs (5)	(1,302)	(18,132)	16,830	(92.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	$870,043	$882,945	$(12,902)	(1.5)%

Operating income (GAAP)	$(1,051,737)	$(1,000,428)	$(51,309)	5.1%
Impact of restructuring and transformational project costs (4)	169,838	72,857	96,981	NM
Impact of acquisition-related costs (5)	1,302	18,132	(16,830)	(92.8)
Operating income adjusted for Certain Items (Non-GAAP)	$(880,597)	$(909,439)	$28,842	(3.2)%

(1)	Includes $61 million of restructuring charges in France and other restructuring, severance and facility closure costs in Europe and Canada.

(2)	Fiscal 2019 and fiscal 2018 include $77 million and $81 million, respectively, related to intangible amortization expense from the Brakes Acquisition.

(3)	Includes charges related to facility closures and other restructuring charges.

(4)
Fiscal 2019 and fiscal 2018 include various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $18 million of accelerated depreciation on software that is being replaced, and severance charges related to restructuring.

(5)	Fiscal 2019 and fiscal 2018 include $1 million and $18 million, respectively, related to integration costs from the Brakes Acquisition.

NM represents that the percentage change is not meaningful.

Three-Year Financial Targets

Sysco management considers adjusted return on invested capital (ROIC) to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company’s long-term capital investments. In addition, we have targets and expectations that are based on adjusted results, including an adjusted ROIC target of 16% under our three-year plan. We cannot predict with certainty whether or when we will achieve these results or whether the calculation of our ROIC in such future periods will be on an adjusted basis due to the effect of Certain Items, which would be excluded from such calculation. Due to these uncertainties, to the extent our future calculation of ROIC is on an adjusted basis excluding Certain Items, we cannot provide a quantitative reconciliation of this non-GAAP measure to the most directly comparable GAAP measure without unreasonable effort. However, we would expect to calculate adjusted ROIC, if applicable, in the same manner as we have historically calculated this measure. All components of our adjusted ROIC calculation would be impacted by Certain Items. We calculate adjusted ROIC as adjusted net earnings divided by (i) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year.

Form of calculation:
Net earnings (GAAP)
Impact of Certain Items on net earnings
Adjusted net earnings (Non-GAAP)

Invested Capital (GAAP)
Adjustments to invested capital
Adjusted Invested capital (Non-GAAP)

Return on invested capital (GAAP)
Return on invested capital (Non-GAAP)

Additional targets and expectations for our three-year plan include target amounts for adjusted operating income, adjusted net earnings and adjusted diluted earnings per share. We cannot predict with certainty when we will achieve these results or whether the calculation of these measures in such future period will be on an adjusted basis due to the effect of Certain Items, which would be excluded from such calculation. Due to uncertainties in projecting Certain Items during the period covered under our three-year strategic plan, we cannot provide a quantitative reconciliation of any of our non-GAAP operating income, earnings per share or ROIC measures to the respective, most directly comparable GAAP measures without unreasonable effort. However, we would expect to calculate these adjusted results in the same manner as the reconciliations provided for the historical periods that are presented herein. The impact of future Certain Items could cause projected non-GAAP amounts to differ significantly from our GAAP results.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from fiscal 2019 to fiscal 2018:

•	Cash flows from operations were $2.4 billion in fiscal 2019, compared to $2.2 billion in fiscal 2018;

•	Net capital expenditures totaled $671.5 million in fiscal 2019, compared to $665.6 million in fiscal 2018;

•	Free cash flow was $1.7 billion in fiscal 2019, compared to $1.5 billion in fiscal 2018 (see “Non-GAAP Reconciliation” below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses was $106.6 million in fiscal 2019, compared to $248.1 million in fiscal 2018;

•	Cash proceeds from the sale of a business were $149.9 million in fiscal 2019;

•	Dividends paid were $775.4 million in fiscal 2019, compared to $722.2 million in fiscal 2018; and

•	We repurchased approximately $1.0 billion of shares in fiscal 2019, compared to $978.9 million in fiscal 2018.
In addition, with regard to our senior notes:

•	Our wholly owned Canadian subsidiary issued an aggregate of CDN $500.0 million in new senior notes in fiscal 2019, and we issued an aggregate of $1.0 billion in new senior notes in fiscal 2018; and

•
We repaid senior notes in the amount of $750.0 million in fiscal 2019, utilizing a combination of cash flow from operations and commercial paper issuances. We repaid senior notes in the amount of $500.0 million and redeemed senior notes and debentures in the amount of $230.5 million in fiscal 2018, using cash on hand, proceeds from borrowings under our commercial paper program and a portion of net proceeds from our senior notes offering.

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

We extend credit terms to our customers that can vary from cash on delivery to 30 days or more based on our assessment of each customer’s credit worthiness. In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. The company may utilize purchase arrangements with third-party financial institutions to transfer portions of our trade accounts receivable balance on a non-recourse basis in order to extend terms for the customer without negatively impacting our cash flow. The arrangements meet the requirements for the receivables transferred to be accounted for as sales. See Note 1, “Summary of Accounting Policies” for additional information.

As of June 29, 2019, we had $513.5 million in cash and cash equivalents, approximately 58% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally,

Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive) must maintain a sufficient level of liquidity to fund future reserve payments. As of June 29, 2019, the Captive held $120.0 million of fixed income marketable securities and $18.8 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $116.4 million in marketable securities in fiscal 2019, of which none were sold during the year.

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

Cash Flows

Operating Activities

We generated $2.4 billion and $2.2 billion in cash flows from operations in fiscal 2019 and in fiscal 2018, respectively. These amounts include year-over-year favorable comparisons on other long-term liabilities and accrued expenses, as well as higher operating results, partially offset by unfavorable comparisons on accrued income taxes. The cash impact of our Certain Items increased $51.1 million year-over-year. The cash impact of Certain Items can differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations.

The change in other long-term liabilities was impacted primarily by the positive comparison of pension contributions made in fiscal 2019 as compared to fiscal 2018. Pension contributions were $37.2 million in fiscal 2019 and $415.0 million in fiscal 2018, including a $380 million contribution to the U.S. Retirement Plan in fiscal 2018.

The positive comparison on accrued expenses was primarily due to a $70.1 million increase in accrued severance primarily related to restructuring in our European operations, and a $34.2 million decrease in MEPP liability payments.

Our tax payments in fiscal 2019 were higher than in fiscal 2018 as a result of the Tax Act, primarily due to the impact on fiscal 2018 of certain capital allocation initiatives in the U.S., such as funding our Pension Plan and fleet spend acceleration, as well as payment in fiscal 2019 of Canadian withholding taxes attributable to the repatriation of Canadian earnings at the end of fiscal 2018. We made tax payments of approximately $531.1 million in fiscal 2019. We expect future tax payments to grow with our earnings.

Investing Activities

Fiscal 2019 capital expenditures included:

•	buildings and building improvements;

•	investments in technology;

•	fleet replacements; and

•	warehouse equipment.

Fiscal 2018 capital expenditures included:

•	fleet replacements;

•	buildings and building improvements;

•	investments in technology; and

•	warehouse equipment.

The level of gross capital expenditures in fiscal 2019 increased $4.6 million as compared to fiscal 2018.

We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2020 to be approximately 1.3% of fiscal sales. Fiscal 2020 expenditures are expected to include facility expansions and new facility construction; fleet and other equipment purchases, including replacements; and investments in technology.

During fiscal 2019, the company paid cash of $106.6 million for acquisitions, net of cash acquired, including Waugh Foods, Inc., J & M Wholesale Meats and Imperio Foods, Inc. within U.S. Foodservice operations, Classic Drinks and the remaining interest in Iowa Premium, making the previously consolidated entity a wholly owned subsidiary, which was subsequently sold in the fourth quarter of fiscal 2019.

During fiscal 2018, the company paid cash of $248.1 million for acquisitions, net of cash acquired, including HFM Foodservice and Doerle Food Services within U.S. Foodservice operations, and Kent Frozen Foods, Eko Fågel, Fisk & Mittemellan and the remaining 50% interest in our joint venture in Costa Rica within our International Foodservice operations.

During fiscal 2019, the company received $149.9 million in proceeds from the sale of a business. These dispositions resulted in a recognized gain of $66.3 million, which is included within Other income in the consolidated results of operations.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment. Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. Our free cash flow for fiscal 2019 increased 16.8%, or $249.9 million, to $1.7 billion, as compared to fiscal 2018, principally as a result of a year-over-year increase in cash flows from operations.

Non-GAAP Reconciliation

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

	2019	2018	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$2,411,207	$2,155,380	$255,827	11.9%
Additions to plant and equipment	(692,391)	(687,815)	(4,576)	0.7
Proceeds from sales of plant and equipment	20,941	22,255	(1,314)	(5.9)
Free Cash Flow (Non-GAAP)	$1,739,757	$1,489,820	$249,937	16.8%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $253.1 million in fiscal 2019 and $268.8 million in fiscal 2018. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs. We repurchased a total of 14,963,189 shares in fiscal 2019 for $1.0 billion and 17,930,114 shares in fiscal 2018 for $978.9 million. In February 2017, our Board of Directors approved a repurchase program authorizing the repurchase of shares of the company’s common stock not to exceed $1.0 billion through the end of fiscal

2019, all of which were executed through August 2018. In November 2017, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. We have repurchased approximately 20,500 additional shares for $1.4 million in fiscal 2020 through August 9, 2019. The current repurchase program is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In fiscal 2020, we intend to increase the share repurchase amount to over $1 billion, which repurchases will involve opportunistic purchases and purchases to offset dilution resulting from shares issued under the company’s benefit plans. In August 2019, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021.

We have made dividend payments to our shareholders in each fiscal year since our company’s inception. Dividends paid were $775.4 million, or $1.50 per share, in fiscal 2019 and $722.2 million, or $1.38 per share, in fiscal 2018. In May 2019, we declared our regular quarterly dividend for the fourth quarter of fiscal 2019 of $0.39 per share, which was paid in July 2019. We expect to continue to grow our dividend in fiscal 2020.

In August 2018, we filed a universal shelf registration statement with the SEC under which we, as a well-known seasoned issuer, had the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 9, 2019, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 13, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. Our outstanding borrowings at June 29, 2019, and repayment activity since the end of fiscal 2019 are disclosed within those notes. Updated amounts at August 9, 2019, include:

•	$466.2 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 2.47% for fiscal 2019 and 1.71% for fiscal 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth, as of June 29, 2019, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Principal payments of long-term debt	$8,077,666	$132,081	$1,700,000	$568,500	$5,677,085
Capital leases	111,153	35,197	43,449	21,077	11,430
Deferred compensation (1)	115,912	9,095	12,749	8,623	85,445
International pension plans	145,744	9,938	22,720	26,987	86,099
SERP and other postretirement plans (2)	317,628	32,054	64,391	64,632	156,551
Unrecognized tax benefits and interest (3)	10,933	—	—	—	—
Unrecorded Contractual Obligations:
Interest payments related to debt (4)	2,958,307	284,172	519,055	468,120	1,686,960
Operating lease obligations	643,864	107,492	172,482	97,445	266,445
Purchase obligations (5)	4,382,064	3,131,746	752,492	491,971	5,855
Total contractual cash obligations	$16,763,271	$3,741,775	$3,287,338	$1,747,355	$7,975,870

(1)
The estimate of the timing of future payments under the Executive Deferred Compensation Plan and Management Savings Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)
Includes estimated contributions to the unfunded Supplemental Executive Retirement Plan (SERP) and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2029, based on actuarial assumptions.

(3)
Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions. As of June 29, 2019, we had a liability of $26.1 million for unrecognized tax benefits for all tax jurisdictions and $4.6 million for related interest that could result in cash payment, of which $10.9 million could settle in cash. We are not able to reasonably estimate the timing of payments or the amount by which the liability will increase or decrease over time. Accordingly, the related balances have not been reflected in the “Payments Due by Period” section of the table.

(4)
Includes payments on floating rate debt based on rates as of June 29, 2019, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates. The impact of our outstanding fixed-to-floating interest rate swap on the fixed rate debt interest payments is included as well based on the floating rates in effect as of June 29, 2019.

(5)
For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our category management initiative. As we progress with this initiative, our purchase obligations are increasing. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2024 (see discussion under Note 21, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements in Item 8). Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Certain acquisitions involve contingent consideration, typically payable only if certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 29, 2019 were $18.9 million. This amount is not included in the table above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses in the accompanying financial statements. Significant accounting policies employed by Sysco are presented in the notes to the financial statements.

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to the goodwill and intangible assets, income taxes, share-based compensation and company-sponsored pension plans.

Goodwill and Intangible Assets

We account for acquired businesses using the acquisition method of accounting, which requires that, once control of a business is obtained, 100% of the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. We use multiple valuation methods to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we generally use the income method, which uses a forecast of the expected future net cash flows associated with each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows and the discount rate selected to measure the risks inherent in the future cash flows. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. More information on our acquisitions can be found in Note 5, “Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8.

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

When using a quantitative test, we arrive at our estimates of fair value using a combination of discounted cash flow and earnings or revenue multiple models. The results from each of these models are then weighted and combined into a single estimate of fair value for each reporting unit. We use a higher weighting for our discounted cash flow valuation compared to the earnings multiple models because the forecasted operating results that serve as a basis for the analysis incorporate management’s outlook and anticipated changes for the businesses consistent with a market participant. The primary assumptions used in these various models include estimated earnings multiples of comparable acquisitions in the industry, including control premiums, earnings or revenue multiples on acquisitions completed by Sysco in the past, future cash flow estimates of the reporting units, which are dependent on internal forecasts and projected growth rates, and weighted average cost of capital, along with working capital and capital expenditure requirements. When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units.

Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss. There were no impairments of goodwill recorded as a result of assessment in fiscal 2019. Sysco has not made any material changes in its impairment assessment methodology during fiscal 2019. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future, but we will continue to assess the estimates in the future based on the expectations of the reporting units. In the fiscal 2019 assessment, impairment charges would have been applicable for two reporting units if our estimates of fair value were decreased by 13% and 15%, respectively, with goodwill of $226.0 million in the aggregate as of June 29, 2019, recorded for these reporting units.

Certain reporting units have a greater proportion of goodwill recorded to estimated fair value as compared to the U.S. Broadline, Canada Broadline or SYGMA reporting units. This is primarily due to these businesses having been more recently acquired, and as a result there has been less history of organic growth than in the U.S. Broadline, Canadian Broadline and SYGMA reporting units. As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn.

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

As of June 29, 2019, there was $116.4 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Company-Sponsored Pension Plans

Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Our U.S. Retirement Plan is largely frozen and is only open to a small number of employees. Our SERP is frozen and is not open to any employees. None of these plans have a significant sensitivity to changes in discount rates specific to our results of operations, but such changes could impact our balance sheet due to a change in our funded status. Due to the low level of active employees in our retirement plans, our assumption for the rate of increase in future compensation is not a critical assumption.

The expected long-term rate of return on plan assets of the U.S. Retirement Plan is 5.00% for fiscal 2019, consistent with fiscal 2018. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the U.S. Retirement Plan is 5.00% for fiscal 2020, consistent with fiscal 2019. Investments in the portfolio have been reallocated to a higher portion of fixed income assets, resulting in a lower expected long-term rate of return. A 100 basis point increase (decrease) in the assumed rate of return in the Plan for fiscal 2020 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2019 by approximately $39 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 29, 2019 was a charge, net of tax, of $1.2 billion. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 30, 2018 was a charge, net of tax, of $1.1 billion.

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

Examples of forward-looking statements include, but are not limited to, statements about our liquidity and our possible or assumed future results of operations or economic performance, as well as descriptions of our plans, projections and strategies, including those described in the following paragraph, and our ability to meet those goals and expectations. Such statements in this document include, but are not limited to, statements regarding our four strategic priorities, including, but not limited to, enriching the customer experience, delivering operational excellence, optimizing the business and activating the power of our people; our belief that our transformative initiatives will position us well for long-term growth and create value for our shareholders; projections of future performance under our three-year strategic financial plan, including, for example, our expectation that we will reach approximately $600 million of adjusted operating income growth, our goal of growing earnings per share faster than operating income, achieving 16% in adjusted return on invested capital improvement for existing businesses, and our goals of sales growth of 3.5% to 4.0%, adjusted operating growth of 8% and adjusted diluted earnings per share growth of approximately 15% in fiscal 2020; statements regarding our ability to achieve our strategic and financial objectives; the impact on our business of achieving our strategic and financial objectives; our expectations regarding the calculation of adjusted return on invested capital; our expectations regarding the impact of future Certain Items on our projected future non-GAAP and GAAP results; statements regarding the acceleration of locally managed customer case growth and driving leverage between gross profit and expense growth; statements regarding increased investments in capabilities across the International Foodservice business; statements regarding the positive impact of the merger of Brakes France and Davigel to Sysco France, specifically, our ability to provide new capabilities and a unique multi-temperature service; statements regarding local customer growth; our belief that overall macroeconomic trends continue to be positive in the U.S. and that the underlying economic picture remains encouraging, including a strong employment market; our belief that the economic outlook in the international geographies in which we operate is mostly positive; expectations regarding near-term demand growth in the foodservice industry; statements regarding our continued success in category management and our introduction of new categories to capture value; statements regarding future operating expenses; our estimates of anticipated capital expenditures for fiscal 2020, including estimates provided net of estimated proceeds from sales of assets, and our ability to fund them; statements regarding our multi-regional presence in North America and Europe and its mitigating impact on regional economic declines; statements regarding our belief that our liquidity and access to capital provides us the ability to continuously invest in business improvements; our expectations regarding payments of future quarterly cash dividends and our ability to grow our dividend in fiscal 2020; statements regarding our focus on mergers and acquisitions as a part of our strategy; statements regarding our plans to continue purchasing shares under our current repurchase programs through open market purchases to align with our capital allocation strategy; statements regarding the amount of our expected share repurchases during fiscal 2020; our discussions of various types of market risks, including interest rate risks, floating rate debt projections and the effectiveness of our interest rate swaps; discussions about trends in transportation costs, including fuel pricing and the labor market; statements regarding the adequacy and anticipated amounts and uses of our cash flows, including our future ability to effectively access the commercial paper market and long-term capital market; our expectations regarding our effective tax rate and the positive impact of the Tax Act generally; our expectation that accounting for the income tax effects of the Tax Act is not expected to extend beyond one year of the Tax Act; our expectations that future tax payments will grow with our earnings; our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes or a combination thereof; our expectations and beliefs regarding our fair value estimates; our expectations regarding the recognition of compensation costs related to share-based compensation arrangements; our expectations regarding increases in our future contributions to our multiemployer pension plans; our expectations regarding the remaining cost of information technology services to be received from third-party service providers up to fiscal 2024; statements regarding our investments in Europe, including the supply chain transformation occurring in the U.K., technology and other integrations within Europe; and projections regarding the rate of return on retirement plan assets.

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

At June 29, 2019, there was $132.1 million in commercial paper issuances outstanding. Total debt as of June 29, 2019 was $7.8 billion, of which approximately 70% was at fixed rates of interest, including the impact of our interest rate swap agreements.

At June 30, 2018, there were no commercial paper issuances outstanding. Total debt as of June 30, 2018 was $8.3 billion, of which approximately 74% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Details of our outstanding swap agreements as of June 29, 2019 are below:

Maturity Date of Swap	Notional Value	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
October 1, 2020	$750,000,000	2.60%	Three-month LIBOR	Every three months in advance	Other long-term liabilities	$(4,673)
July 15, 2021	$500,000,000	2.50	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(4,612)
June 23, 2023	€500,000,000	1.25	Three-month EURIBOR	Every three months in advance	Other long-term assets	11,428
March 15, 2025	$500,000,000	3.55	Three-month LIBOR	Every three months in advance	Other long-term assets	25,968
We receive or pay amounts on these interest rate swap agreements on a semi-annual basis.

The following tables present our interest rate position as of June 29, 2019. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 29, 2019
	Principal Amount by Expected Maturity
	Average Interest Rate
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars in thousands)
U.S. $ Denominated:
Fixed Rate Debt	$132,081	$—	$450,000	$—	$—	$4,794,500	$5,376,581	$5,362,742
Average Interest Rate	2.56%	—%	2.60%	—%	—%	4.13%	3.96%
Floating Rate Debt (1)	$—	$750,000	$500,000	$—	$—	$500,000	$1,750,000	$1,760,338
Average Interest Rate	—%	2.60%	2.50%	—%	—%	3.55%	2.84%
Euro Denominated:
Floating Rate Debt (1)	$—	$—	$—	$568,500	$—	$—	$568,500	$576,771
Average Interest Rate	—%	—%	—%	1.25%	—%	—%	1.25%
Canadian $ Denominated:
Fixed Rate Debt	$—	$—	$—	$—	$—	$382,585	$382,585	$379,658
Average Interest Rate	—%	—%	—%	—%	—%	3.65%	3.65%

(1)	Includes fixed rate debt that has been converted to floating rate debt through an interest rate swap agreement.

	Interest Rate Position as of June 29, 2019
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$—	$750,000	$500,000	$568,500	$—	$500,000	$2,318,500	$28,112
Average Variable Rate Paid:
Rate A Plus	—%	1.12%	1.13%	1.10%	—%	0.75%	1.04%	—%
Fixed Rate Received	—%	2.60%	2.50%	1.25%	—%	3.55%	2.45%	—%
Rate A – three-month LIBOR

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our largest currency exposures are with Canadian dollars, British pound sterling and Euro currencies. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The exchange rates used to translate our foreign sales into U.S. dollars negatively affected sales by 0.8% in fiscal 2019 when compared to fiscal 2018. The exchange rate used to translate our foreign sales into U.S. dollars positively affected sales by 1.0% in fiscal 2018 when compared to fiscal 2017. The impact to our operating income, net earnings and earnings per share was not material in fiscal 2019 or fiscal 2018. A 10% unfavorable change in the fiscal 2019 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively affected fiscal 2019 sales by 1.7% and would not have materially affected our operating income, net earnings and earnings per share. We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

Our investments and loans to our foreign operations created additional foreign currency exposure. In fiscal 2017, we designated €500 million of Euro notes issued in June 2016 and various cross currency swaps as hedges of a portion of our net investment in Euro-denominated and Sterling-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates are recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). In fiscal 2018, we entered into various cross currency swaps to mitigate the risk of exchange rate changes for intercompany loans that are not in the functional currency of our subsidiaries. These have been designated as cash flow hedges with changes recorded within foreign currency translation adjustments within Accumulated other comprehensive income (loss).

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during fiscal 2019, fiscal 2018 and fiscal 2017.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of June 29, 2019, we had diesel fuel swaps with a total notional amount of approximately 51 million gallons through June 2020. These swaps are expected to lock in the price of approximately 60% of our projected fuel purchase needs for fiscal 2020. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $9.5 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our U.S. Retirement Plan holds various investments, including public and private equity, fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored retirement plans at the plans’ fiscal year end (December 31, 2018) would not have a material impact on our anticipated future contributions for fiscal 2020; however, such an unfavorable change would increase our pension expense for fiscal 2020 by $33.2 million and would reduce our shareholders’ equity on our balance sheet as of June 29, 2019 by $398.4 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of June 29, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of June 29, 2019, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of June 29, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sysco Corporation and its Consolidated Subsidiaries’ (the “Company”) internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sysco Corporation and Consolidated Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 29, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated August 23, 2019, expressed an unqualified opinion thereon.

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
August 23, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysco Corporation and its Consolidated Subsidiaries (the “Company”) as of June 29, 2019 and June 30, 2018, the related consolidated results of operations, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 29, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 23, 2019 expressed an unqualified opinion thereon.

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

Houston, Texas
August 23, 2019

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	June 29, 2019	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$513,460	$552,325
Accounts and notes receivable, less allowances of $28,176 and $25,768	4,181,696	4,073,723
Inventories	3,216,034	3,125,413
Prepaid expenses and other current assets	210,582	187,880
Income tax receivable	19,733	64,112
Total current assets	8,141,505	8,003,453
Plant and equipment at cost, less accumulated depreciation	4,501,705	4,521,660
Other long-term assets
Goodwill	3,896,226	3,955,485
Intangibles, less amortization	857,301	979,812
Deferred income taxes	80,760	83,666
Other assets	489,025	526,328
Total other long-term assets	5,323,312	5,545,291
Total assets	$17,966,522	$18,070,404
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$3,957	$4,176
Accounts payable	4,314,620	4,136,482
Accrued expenses	1,729,941	1,608,966
Accrued income taxes	17,343	56,793
Current maturities of long-term debt	37,322	782,329
Total current liabilities	6,103,183	6,588,746
Long-term liabilities
Long-term debt	8,122,058	7,540,765
Deferred income taxes	172,232	319,124
Other long-term liabilities	1,031,020	1,077,163
Total long-term liabilities	9,325,310	8,937,052
Commitments and contingencies
Noncontrolling interest	35,426	37,649
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,457,419	1,383,619
Retained earnings	11,229,679	10,348,628
Accumulated other comprehensive loss	(1,599,729)	(1,409,269)
Treasury stock at cost, 252,297,926 and 244,533,248 shares	(9,349,941)	(8,581,196)
Total shareholders’ equity	2,502,603	2,506,957
Total liabilities and shareholders’ equity	$17,966,522	$18,070,404

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except for share and per share data)

	Year Ended
	Jun. 29, 2019	Jun. 30, 2018	Jul. 1, 2017
	(In thousands except for share and per share data)
Sales	$60,113,922	$58,727,324	$55,371,139
Cost of sales	48,704,935	47,641,933	44,813,632
Gross profit	11,408,987	11,085,391	10,557,507
Operating expenses	9,078,837	8,771,335	8,502,891
Operating income	2,330,150	2,314,056	2,054,616
Interest expense	360,423	395,483	302,878
Other (income) expense, net	(36,109)	(37,651)	(14,492)
Earnings before income taxes	2,005,836	1,956,224	1,766,230
Income taxes	331,565	525,458	623,727
Net earnings	$1,674,271	$1,430,766	$1,142,503

Net earnings:
Basic earnings per share	$3.24	$2.74	$2.10
Diluted earnings per share	3.20	2.70	2.08

Average shares outstanding	516,890,581	522,926,914	543,496,816
Diluted shares outstanding	523,381,124	529,089,854	548,545,027

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	Jun. 29, 2019	Jun. 30, 2018	Jul. 1, 2017
	(In thousands)
Net earnings	$1,674,271	$1,430,766	$1,142,503
Other comprehensive (loss) income:
Foreign currency translation adjustment	(119,126)	(22,987)	(11,243)
Items presented net of tax:
Amortization of cash flow hedges	8,620	8,240	7,082
Change in net investment hedges	43,839	5,791	(24,012)
Change in cash flow hedges	(4,062)	14,343	(6,698)
Amortization of prior service cost	6,400	6,905	7,004
Amortization of actuarial loss	26,116	25,110	25,965
Actuarial (loss) gain	(155,074)	52,511	97,283
Change in marketable securities	2,827	—	—
Total other comprehensive (loss) income	(190,460)	89,913	95,381
Comprehensive income	$1,483,811	$1,520,679	$1,237,884

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
	(In thousands except for share data)
Balance as of July 2, 2016	765,174,900	$765,175	$1,281,140	$9,006,138	$(1,358,118)	205,577,484	$(6,214,727)	$3,479,608
Net earnings				1,142,503				1,142,503
Foreign currency translation adjustment					(11,243)			(11,243)
Amortization of cash flow hedges, net of tax					7,082			7,082
Change in cash flow hedges, net of tax					(6,698)			(6,698)
Change in net investment hedge, net of tax					(24,012)			(24,012)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					32,969			32,969
Pension funded status adjustment, net of tax					97,283			97,283
Dividends declared ($1.30 per common share)				(700,886)				(700,886)
Treasury stock purchases						36,224,078	(1,886,121)	(1,886,121)
Increase in ownership interest in subsidiaries			(39,991)					(39,991)
Share-based compensation awards			86,217			(6,665,863)	204,805	291,022
Balance as of July 1, 2017	765,174,900	$765,175	$1,327,366	$9,447,755	$(1,262,737)	235,135,699	$(7,896,043)	$2,381,516
Net earnings				1,430,766				1,430,766
Reclassification of accumulated other comprehensive loss to retained earnings (1)				236,445	(236,445)			—
Foreign currency translation adjustment					(22,987)			(22,987)
Amortization of cash flow hedges, net of tax					8,240			8,240
Change in cash flow hedges, net of tax					14,343			14,343
Change in net investment hedge, net of tax					5,791			5,791
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					32,015			32,015
Pension funded status adjustment, net of tax					52,511			52,511
Dividends declared ($1.41 per common share)				(735,266)				(735,266)
Treasury stock purchases						17,473,973	(956,502)	(956,502)
Increase in ownership interest in subsidiaries				(31,072)				(31,072)
Share-based compensation awards			56,253			(8,076,424)	271,349	327,602
Balance as of June 30, 2018	765,174,900	$765,175	$1,383,619	$10,348,628	$(1,409,269)	244,533,248	$(8,581,196)	$2,506,957
Net earnings				1,674,271				1,674,271
Foreign currency translation adjustment					(119,126)			(119,126)
Amortization of cash flow hedges, net of tax					8,620			8,620
Change in cash flow hedges, net of tax					(4,062)			(4,062)
Change in net investment hedges, net of tax					43,839			43,839
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					32,516			32,516
Pension funded status adjustment, net of tax					(155,074)			(155,074)
Change in marketable securities, net of tax					2,827			2,827
Dividends declared ($1.53 per common share)				(793,220)				(793,220)
Treasury stock purchases						14,960,390	(1,021,881)	(1,021,881)
Increase in ownership interest in subsidiaries			(54,877)					(54,877)
Share-based compensation awards			128,677			(7,195,712)	253,136	381,813
Balance as of June 29, 2019	765,174,900	$765,175	$1,457,419	$11,229,679	$(1,599,729)	252,297,926	$(9,349,941)	$2,502,603

(1)
Deferred taxes stranded in accumulated other comprehensive income (AOCI) as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) were reclassified to retained earnings as a result of early adopting Accounting Standards Update (ASU) 2018-02.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended
	Jun. 29, 2019	Jun. 30, 2018	Jul. 1, 2017
Cash flows from operating activities:
Net earnings	$1,674,271	$1,430,766	$1,142,503
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	104,904	93,841	83,883
Depreciation and amortization	763,935	765,498	901,992
Amortization of debt issuance and other debt-related costs	21,382	28,474	31,852
Gain on sale of business	(66,309)	—	—
Loss on extinguishment of debt	—	53,104	—
Deferred income taxes	(126,719)	187,908	(51,846)
Provision for losses on receivables	62,946	21,448	20,672
Other non-cash items	(3,172)	3,986	6,704
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(203,458)	(37,457)	20,452
(Increase) in inventories	(114,667)	(89,737)	(113,647)
(Increase) decrease in prepaid expenses and other current assets	(18,535)	(19,643)	8,158
Increase in accounts payable	246,420	76,897	322,775
Increase (decrease) in accrued expenses	137,517	47,105	(4,476)
Increase (decrease) in accrued income taxes	4,929	(10,652)	(74,590)
(Increase) in other assets	(21,346)	(81,104)	(43,236)
(Decrease) in other long-term liabilities	(50,891)	(315,054)	(18,629)
Net cash provided by operating activities	2,411,207	2,155,380	2,232,567
Cash flows from investing activities:
Additions to plant and equipment	(692,391)	(687,815)	(686,378)
Proceeds from sales of plant and equipment	20,941	22,255	23,715
Acquisition of businesses, net of cash acquired	(106,616)	(248,105)	(2,921,798)
Proceeds from sale of business	149,879	—	—
Purchase of marketable securities	(116,440)	—	—
Other investing activities	1,772	3,252	6,787
Net cash used for investing activities	(742,855)	(910,413)	(3,577,674)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	132,100	(119,700)	119,700
Other debt borrowings	388,180	1,000,599	753,834
Other debt repayments	(790,250)	(552,036)	(143,664)
Tender and redemption premiums for senior notes	—	(281,762)	—
Proceeds from stock option exercises	253,135	268,751	204,805
Treasury stock purchases	(1,022,033)	(978,901)	(1,886,121)
Dividends paid	(775,430)	(722,158)	(698,647)
Other financing activities	(22,976)	(25,262)	(32,494)
Net cash used for financing activities	(1,837,274)	(1,410,469)	(1,682,587)
Effect of exchange rates on cash, cash equivalents and restricted cash	(14,677)	11,844	(22,104)
Net decrease in cash, cash equivalents and restricted cash	(183,599)	(153,658)	(3,049,798)
Cash, cash equivalents and restricted cash at beginning of period	715,844	869,502	3,919,300
Cash, cash equivalents and restricted cash at end of period	$532,245	$715,844	$869,502
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$346,670	$301,672	$285,025
Income taxes	531,103	268,384	761,384

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.  SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for over 650,000 customers from 325 distribution facilities located throughout North America and Europe.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended June 29, 2019 for fiscal 2019, June 30, 2018 for fiscal 2018 and July 1, 2017 for fiscal 2017.

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

Accounts Receivable and Notes Receivable, Less Allowances

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

The company utilizes arrangements to sell portions of its trade accounts receivable to third-party financial institutions on a non-recourse basis. The arrangements meet the requirements for the receivables transferred to be accounted for as sales. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. The discounts and fees associated with these arrangements were not material for the fiscal year ended June 29, 2019. For the fiscal year ended June 29, 2019, Sysco sold, without recourse, $3.9 billion of accounts receivable under these arrangements.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. As of June 29, 2019, the outstanding aggregate principal amount of receivables that has been derecognized was $373.8 million. Sysco continues to service the receivables post-transfer on a non-recourse basis with no participating interest. Transfers under these arrangements are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.

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

Goodwill and Indefinite-Lived Intangibles

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

For fiscal 2019, the company utilized a qualitative assessment for certain reporting units. For the remaining reporting units, Sysco performed a quantitative test using a combination of the income and market approaches. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions. The company does not believe the estimates used in the analysis are reasonably likely to change materially in the future, but Sysco will continue to assess the estimates in the future based on the expectations of the reporting units. In the fiscal 2019 assessment, the estimated fair values exceeded the carrying values for two reporting units by 13% and 15%, respectively, with goodwill of $226.0 million in the aggregate as of June 29, 2019, recorded for these reporting units.

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

Investments in Corporate-Owned Life Insurance

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. Sysco has the ability and intent to hold certain of its COLI policies to maturity; therefore, the company does not record deferred tax balances related to cash surrender value gains or losses for these policies. The company invests in COLI policies relating to its executive deferred compensation plan and Supplemental Executive Retirement Plan (SERP). The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $168.4 million and $167.9 million at June 29, 2019 and June 30, 2018, respectively.

Treasury Stock

The company records treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of AOCI (loss).

Revenue Recognition

On July 1, 2018, Sysco adopted ASC Topic 606 with no significant impact to its financial position or results of operations, using the modified retrospective method. There were no contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC Topic 606, while prior period amounts have not been restated and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition. Sysco had no adjustment to opening retained earnings as of July 1, 2018 as a result of adopting ASC Topic 606. There was no material impact on revenues for fiscal 2019 as a result of applying ASC Topic 606. The accounting policies and other disclosures are below, as well as the disclosure of disaggregated revenues in Note 4, “Revenue.”

The company recognizes revenues when the performance obligation is satisfied, which is the point at which control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods or services. For the majority of Sysco’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment. While certain additional services may be identified within a contract, we have concluded that those services are individually immaterial in the context of the contract with the customer, and, therefore, not assessed as performance obligations.

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

Contract Balances

After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in Accounts and notes receivable, less allowances in the consolidated balance sheet, were $3.9 billion and $3.8 billion as of June 29, 2019 and June 30, 2018, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in Other Assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of June 29, 2019, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $3.5 billion, $3.6 billion and $3.4 billion in fiscal 2019, 2018 and 2017, respectively.

Insurance Program

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. In fiscal 2018, Sysco created a wholly owned captive insurance subsidiary (the Captive) with the primary purpose to enhance Sysco’s risk financing strategies by providing Sysco the opportunity to negotiate insurance premiums in the non-retail insurance market. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. The Captive holds restricted assets in order to meet solvency requirements, including a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale, and cash and restricted cash equivalents held in a cash deposit account. Further, Sysco has letters of credit available to collateralize the remaining liabilities not covered by restricted cash, restricted cash equivalents and marketable securities. The company also maintains a fully self-insured group medical program. Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.

Share-Based Compensation

Sysco recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of performance share unit awards is determined based on the target number of shares of common stock and the company’s stock price on the date of grant and subsequently adjusted based on actual and forecasted performance compared to planned targets. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock and restricted stock unit awards are based on the company’s stock price on the date of grant. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award. The method for estimating the fair value of stock options has not changed in the past three years.

During the vesting period, Sysco reduces share-based compensation expense for estimated forfeitures, which is based on analysis of historical trends reviewed on an annual basis. Sysco’s estimate of forfeitures is applied at the grant level. The estimate of forfeitures is trued up to actual forfeitures at the end of each vesting period.

Income Taxes

Sysco recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The additional U.S. federal tax burden as a result of the global intangible low taxed income (GILTI) regime is accounted for as a periodic cost.

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

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Balance Sheets:

	Jun. 29, 2019	Jun. 30, 2018	Jul. 1, 2017
	(In thousands)
Cash and cash equivalents	$513,460	$552,325	$869,502
Restricted cash (1)	18,785	163,519	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$532,245	$715,844	$869,502
(1) Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within Other assets in each consolidated balance sheet.

2.  CHANGES IN ACCOUNTING

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard superseded existing revenue recognition standards and eliminated all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sysco adopted the new standard effective July 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on Sysco’s consolidated balance sheet or consolidated results of operations as of the adoption date or for fiscal 2019.

Guidance in Presentation of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Invitees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. The company adopted this ASU retrospectively, effective July 1, 2018. The adoption of ASU 2016-15 did not have a material effect on the company’s consolidated cash flow statement as of the adoption date or for fiscal 2019.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable. The company adopted this ASU effective July 1, 2018, resulting in net cost of $35.5 million for fiscal 2019 being reported in Other expense (income), net that would have previously been included in Operating expenses. The ASU was applied retrospectively, resulting in a net benefit of $14.9 million for fiscal 2018 and a net cost of $1.4 million for fiscal 2017, reported in Other expense (income), net.

3.  NEW ACCOUNTING STANDARDS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases, and has issued subsequent amendments to Topic 842. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. In addition, Topic 842 expands the disclosure requirements of lease arrangements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which is fiscal 2020 for Sysco.

To assess the impact of the standard, the company has formed a cross-functional steering committee to review the amended guidance and subsequent clarifications in order to understand the potential impact the new standard could have on the company’s consolidated financial statements and disclosures, business processes, and internal controls. The company has substantially completed its assessment of the accounting required under Topic 842 and the estimated impact upon adoption. To facilitate the adoption of the provisions of the new standard, the company has implemented a third-party lease accounting software. The company adopted this standard on June 30, 2019, the first day of fiscal 2020. The company will elect the package of practical expedients permitted under the transition guidance within Topic 842, which, among other things, allows the company to carry forward historical lease classifications. The estimated impact of the adoption to the Sysco’s consolidated financial statements includes the recognition of right-of-use assets and liabilities of between $500 million to $600 million related to operating leases as of June 30, 2019.

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

4. REVENUE

Disaggregation of Sales

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	52-Week Period Ended Jun. 29, 2019
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$8,422,126	$1,627,392	$1,520,907	$—	$11,570,425
Canned and dry products	7,344,015	2,326,584	270,651	—	9,941,250
Frozen fruits, vegetables, bakery and other	5,708,030	2,074,991	1,194,944	—	8,977,965
Dairy products	4,265,320	1,243,773	604,624	—	6,113,717
Poultry	4,121,367	833,844	892,316	—	5,847,527
Fresh produce	3,801,828	1,022,503	241,602	—	5,065,933
Paper and disposables	2,797,521	369,329	731,511	61,908	3,960,269
Seafood	2,550,524	717,703	113,746	—	3,381,973
Beverage products	1,127,701	531,247	563,401	86,845	2,309,194
Other (1)	1,149,756	745,674	110,626	939,613	2,945,669
Total Sales	$41,288,188	$11,493,040	$6,244,328	$1,088,366	$60,113,922

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	52-Week Period Ended Jun. 30, 2018
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$8,123,565	$1,666,247	$1,523,029	$—	$11,312,841
Canned and dry products	7,093,691	2,367,921	327,785	—	9,789,397
Frozen fruits, vegetables, bakery and other	5,327,020	2,538,265	1,160,369	—	9,025,654
Poultry	4,020,340	833,917	1,125,085	—	5,979,342
Dairy products	4,136,973	1,260,354	640,482	—	6,037,809
Fresh produce	3,642,247	1,031,796	255,192	—	4,929,235
Paper and disposables	2,639,280	400,345	739,074	59,166	3,837,865
Seafood	2,449,741	726,010	104,459	—	3,280,210
Beverage products	1,107,574	196,379	576,359	84,868	1,965,180
Other (1)	1,101,832	497,331	105,199	865,429	2,569,791
Total Sales	$39,642,263	$11,518,565	$6,557,033	$1,009,463	$58,727,324

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	52-Week Period Ended Jul. 1, 2017
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$7,643,653	$1,547,790	$1,414,235	$—	$10,605,678
Canned and dry products	6,812,689	1,567,714	315,426	—	8,695,829
Frozen fruits, vegetables, bakery and other	4,976,547	2,393,206	1,074,507	—	8,444,260
Poultry	3,939,048	886,528	1,048,368	—	5,873,944
Dairy products	3,870,052	1,102,625	637,424	—	5,610,101
Fresh produce	3,399,043	1,043,636	258,761	—	4,701,440
Paper and disposables	2,473,005	374,379	689,772	59,314	3,596,470
Seafood	2,358,819	633,304	97,227	—	3,089,350
Beverage products	1,077,680	353,305	548,607	79,861	2,059,453
Other (1)	1,054,162	710,572	94,582	835,298	2,694,614
Total Sales	$37,604,698	$10,613,059	$6,178,909	$974,473	$55,371,139

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

5.  ACQUISITIONS

During fiscal 2019, the company paid cash of $106.6 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of June 29, 2019, aggregate contingent consideration outstanding was $18.9 million, of which $14.2 million was recorded as earnout liabilities.

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

The Brakes Group is a large European foodservice business supplying fresh, refrigerated and frozen food products, as well as non-food products and supplies, to foodservice customers ranging from large customers, including leisure, pub, restaurant, hotel and contract catering groups, to smaller customers, including independent restaurants, hotels, fast food outlets, schools and hospitals. The Brakes Group’s largest businesses are in the U.K., France, Ireland and Sweden, in addition to a presence in Belgium, Spain and Luxembourg.

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

The fair value of the company’s marketable securities are all measured using inputs that are considered a Level 2 measurement, as they are actively traded and are valued using quoted market prices in active markets. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 7, “Marketable Securities.”

The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 11, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of June 29, 2019 and June 30, 2018:

	Assets and Liabilities Measured at Fair Value as of Jun. 29, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$72,824	$200	$—	$73,024
Other assets (1)	18,785	—	—	18,785
Total assets at fair value	$91,609	$200	$—	$91,809

(1) Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Jun. 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$169,214	$30,190	$—	$199,404
Other assets (1)	163,519	—	—	163,519
Total assets at fair value	$332,733	$30,190	$—	$362,923

(1) Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $8.6 billion and $8.4 billion as of June 29, 2019 and June 30, 2018, respectively. The carrying value of total debt was $8.2 billion and $8.3 billion as of June 29, 2019 and June 30, 2018, respectively.

7. MARKETABLE SECURITIES

In March 2019, Sysco began to invest a portion of the assets held by its wholly owned captive insurance subsidiary in a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale. The company includes fixed income securities maturing in less than twelve months within Prepaid expenses and other current assets and includes fixed income securities maturing in more than twelve months within Other assets in the accompanying Consolidated Balance Sheets. The company records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on marketable securities are recorded in Accumulated other comprehensive loss. The following table presents the company’s available-for-sale marketable securities as of June 29, 2019:

	June 29, 2019
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(in thousands)
Fixed income securities:
Corporate bonds	$87,540	$1,734	$—	$89,274	$12,006	$77,268
Government bonds	28,900	1,845	—	30,745	—	30,745
Total marketable securities	$116,440	$3,579	$—	$120,019	$12,006	$108,013

The fixed income securities held at June 29, 2019 had effective maturities ranging from less than one year to approximately eleven years. The company did not realize any gains or losses on its marketable securities during fiscal 2019.

8.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts appears below:

	2019	2018	2017
	(In thousands)
Balance at beginning of period	$25,768	$31,059	$37,880
Charged to costs and expenses	62,946	21,448	20,672
Customer accounts written off, net of recoveries	(64,219)	(27,120)	(26,943)
Other adjustments	3,681	381	(550)
Balance at end of period	$28,176	$25,768	$31,059

9.  PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jun. 29, 2019	Jun. 30, 2018	Estimated Useful Lives
	(In thousands)
Plant and equipment at cost:
Land	$498,180	$495,909
Buildings and improvements	4,545,099	4,268,687	10-30 years
Fleet and equipment	3,697,008	3,808,133	3-10 years
Computer hardware and software	1,213,942	1,628,121	3-7 years
Total plant and equipment at cost	9,954,229	10,200,850
Accumulated depreciation	(5,452,524)	(5,679,190)
Total plant and equipment, net	$4,501,705	$4,521,660

Depreciation expense, including amortization of capital leases, was $656.6 million in 2019, $614.8 million in 2018 and $765.4 million in 2017.

In fiscal 2019, Sysco recognized $39.3 million in accelerated depreciation, including facilities and equipment, due to restructuring in Europe and certain ERP systems and software platforms that the company is no longer using in the U.S. In fiscal 2017, Sysco reported accelerated depreciation of $111.3 million on its then existing ERP system as a result of shortening the useful life of these assets after announcing the company’s revised business technology strategy in fiscal 2016.

10.  GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment for the years presented are as follows:

	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Carrying amount as of July 1, 2017	$1,231,045	$2,432,508	$32,607	$219,968	$3,916,128
Goodwill acquired during year	36,020	20,648	—	—	56,668
Currency translation/other	(6,165)	(12,335)	—	1,189	(17,311)
Carrying amount as of June 30, 2018	$1,260,900	$2,440,821	$32,607	$221,157	$3,955,485
Goodwill acquired during year	10,428	9,127	—	—	19,555
Currency translation/other	(5,843)	(74,016)	—	1,045	(78,814)
Carrying amount as of June 29, 2019	$1,265,485	$2,375,932	$32,607	$222,202	$3,896,226

Amortizable intangible assets acquired during fiscal 2019 were $14.4 million, with a weighted-average amortization period of 8.0 years. Amortizable intangible assets acquired during fiscal 2019 by category were customer relationships, non-compete, and amortized trademarks of $10.6 million, $1.6 million, and $2.2 million respectively, with a weighted-average amortization period of 7.0 years, 5.0 years, and 15.0 years respectively.

Fully amortized intangible assets have been removed in the period fully amortized in the table below, which presents the company’s amortizable intangible assets in total by category as follows:

	Jun. 29, 2019			Jun. 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$1,052,608	$(358,592)	$694,016	$1,119,136	$(307,408)	$811,728
Non-compete agreements	11,827	(8,556)	3,271	31,754	(28,819)	2,935
Trademarks	14,785	(5,736)	9,049	10,073	(7,058)	3,015
Other	185	(148)	37	13,623	(13,548)	75
Total amortizable intangible assets	$1,079,405	$(373,032)	$706,373	$1,174,586	$(356,833)	$817,753

The table below presents the company’s indefinite-lived intangible assets by category as follows:

	Jun. 29, 2019	Jun. 30, 2018
	(In thousands)
Trademarks	$149,962	$161,093
Licenses	966	966
Total indefinite-lived intangible assets	$150,928	$162,059

Amortization expense for 2019, 2018 and 2017 was $92.3 million, $114.7 million and $112.9 million, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 29, 2019 is shown below:

Amount
(In thousands)
2020	$94,898
2021	92,562
2022	90,728
2023	87,552
2024	84,279

11.  DERIVATIVE FINANCIAL INSTRUMENTS

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

Hedging of fuel price risk

Sysco utilizes fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of June 29, 2019 are below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (July 2019 to October 2019)	Swedish Krona	229
Various (July 2019 to December 2019)	British Pound Sterling	13
June 2021	Canadian Dollar	235
July 2021	British Pound Sterling	234
August 2021	British Pound Sterling	466
June 2023	Euro	500

Hedging of fuel risk
Various (June 30, 2019 to June 2020)	Gallons	51

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of June 29, 2019 and June 30, 2018 are as follows:

		Derivative Fair Value
	Balance Sheet Location	Jun. 29, 2019	Jun. 30, 2018
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other assets	$37,396	$—
Interest rate swaps	Other current liabilities	—	6,820
Interest rate swaps	Other long-term liabilities	9,285	49,734

Cash Flow Hedges:
Fuel Swaps	Other current assets	$154	$15,316
Foreign currency forwards	Other current assets	624	693
Cross currency swaps	Other current assets	—	4,284
Fuel swaps	Other assets	136	—
Cross currency swaps	Other assets	8,592	3,454
Fuel Swaps	Other current liabilities	6,537	—
Foreign currency forwards	Other current liabilities	162	71
Fuel swaps	Other long-term liabilities	239	—
Cross currency swaps	Other long-term liabilities	—	14,201

Net Investment Hedges:
Foreign currency swaps	Other assets	$18,614	$10,709
Foreign currency swaps	Other long-term liabilities	9,973	39,690

The location and amount of gains or losses recognized in the consolidated results of operations for fair value and cash flow hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	2019
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$48,704,935	$9,078,837	$360,423
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(143,711)
Derivatives designated as hedging instruments	—	—	68,689

(1)	The hedged total includes interest expense of $62.4 million and change in fair value of debt of $81.3 million.

	2018
	Cost of Goods Sold	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$47,641,933	$8,771,335	$395,483
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(30,418)
Derivatives designated as hedging instruments	—	—	(39,540)

(1)	The hedged total includes interest expense of $63.5 million and change in fair value of debt of $33.1 million.

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the fiscal years ended June 29, 2019 and June 30, 2018, presented on a pretax basis, are as follows:

	2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(22,100)	Operating expense	$8,180
Foreign currency contracts	16,706	Cost of goods sold	509
Total	$(5,394)		$8,689

Derivatives in net investment hedging relationships:
Foreign currency contracts	$42,488	N/A	$—
Foreign denominated debt	15,650	N/A	—
Total	$58,138		$—

	2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$21,878	Operating expense	$13,983
Foreign currency contracts	1,118	Cost of goods sold	1,776
Total	$22,996		$15,759

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(20,584)	N/A	$—
Foreign denominated debt	(12,700)	N/A	—
Total	$(33,284)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2019 are as follows:

	Jun. 29, 2019
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(2,311,636)	$(28,616)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 30, 2018 are as follows:

	Jun. 30, 2018
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,610)	$5,097
Long-term debt	(1,743,732)	47,555

12.  SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2019	2018	2017
	(In thousands)
Balance at beginning of period	$270,986	$245,811	$199,059
Charged to costs and expenses	492,411	461,867	523,674
Payments	(465,580)	(436,692)	(476,922)
Balance at end of period	$297,817	$270,986	$245,811

The long-term portion of the self-insured liability balance was $183.6 million and $167.1 million as of June 29, 2019, and June 30, 2018, respectively.

13.  DEBT AND OTHER FINANCING ARRANGEMENTS

Sysco’s debt consists of the following:

	Jun. 29, 2019	Jun. 30, 2018
	(In thousands)
Commercial paper, interest at 2.56% as of June 29, 2019	$132,081	$—
Senior notes, interest at 1.90%, maturing in fiscal 2019 (1)	—	491,700
Senior notes, interest at 5.375%, maturing in fiscal 2019 (1)	—	249,701
Senior notes, interest at 2.60%, maturing in fiscal 2021 (1)	744,034	724,047
Senior notes, interest at 2.50%, maturing in fiscal 2022 (1)	494,814	477,411
Senior notes, interest at 2.60%, maturing in fiscal 2022 (1)	447,509	446,681
Senior notes, interest at 1.25%, maturing in fiscal 2023 (1)	576,771	580,196
Senior notes, interest at 3.55%, maturing in fiscal 2025 (1)	521,490	492,606
Senior notes, interest at 3.65%, maturing in fiscal 2025 (1)	379,658	—
Senior notes, interest at 3.75%, maturing in fiscal 2026 (1)	747,330	746,879
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)	993,084	992,176
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)	44,272	44,276
Senior notes, interest at 3.25%, maturing in fiscal 2028 (1)	743,304	742,555
Debentures, interest at 6.50%, maturing in fiscal 2029 (2)	162,150	162,276
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)	382,250	382,010
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)	199,198	201,766
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)	495,860	495,709
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)	494,215	494,090
Senior notes, interest at 4.45%, maturing in fiscal 2048 (1)	492,579	493,165
Notes payable, capital leases, and other debt, interest averaging 4.99% and maturing at various dates to fiscal 2031 as of June 29, 2019 and 6.33% and maturing at various dates to fiscal 2026 as of June 30, 2018	112,738	110,026
Total debt	8,163,337	8,327,270
Less current maturities of long-term debt	(37,322)	(782,329)
Less notes payable	(3,957)	(4,176)
Net long-term debt	$8,122,058	$7,540,765

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

As of June 29, 2019, the principal payments required to be made during the next five fiscal years on long-term debt, excluding notes payable and commercial paper, are shown below:

Amount
(In thousands)
2020	$35,197
2021	775,518
2022	967,931
2023	581,225
2024	8,352

In June 2019, the company’s then-current long-term revolving credit facility was terminated and a new facility in the amount of $2.0 billion was established. The new facility expires on June 28, 2024, subject to extension. As of June 29, 2019, there were no amounts outstanding under this facility.

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2 billion. As of June 29, 2019, there were $132.1 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 52 weeks of 2019, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1.1 billion.

Senior notes offering

On September 25, 2018, Sysco’s wholly owned subsidiary, Sysco Canada Inc. (Sysco Canada), issued senior notes totaling CDN $500.0 million. The senior notes were issued in Canada with a coupon rate of 3.65% and pricing, as a percentage of par, of 99.962%. Net proceeds from the offering were used to repay internal debt that was created in fiscal 2018 when the company repatriated earnings from its Canadian operations back to Sysco Corporation, and to repay outstanding borrowings under Sysco’s commercial paper program, along with other general corporate purposes. Interest on the senior notes will be paid semi-annually on April 25 and October 25, and began on April 25, 2019. At Sysco Canada’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco Canada elects to redeem the senior notes before the date that is two months prior to the maturity date, Sysco Canada will pay an amount equal to the greater of (1) 100% of the principal amount of the senior notes to be redeemed; or (2) the applicable yield price, plus, in either case, any accrued and unpaid interest on the senior notes to be redeemed to the date of redemption. If Sysco Canada elects to redeem a series of senior notes on or after the applicable date described in the preceding sentence, Sysco Canada will pay an amount equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest on the senior notes redeemed to the redemption date.

Senior notes and debentures redemption related to the tender offer

Sysco used a portion of the net proceeds of its March 2018 senior notes offering to fund the fiscal 2018 purchase, pursuant to a tender offer, of $230.5 million in combined aggregate principal amount of the following securities: its 7.160% debentures due 2027, its 6.500% debentures due 2028, its 5.375% senior notes due 2035 and its 6.625% senior notes due 2039. Holders of securities received an early tender payment of $50 per $1,000 principal amount of securities. Holders of such securities also received accrued and unpaid interest from, and including, the last interest payment date for their tendered securities, but not including, the early settlement date, which was March 23, 2018. The tender offer transaction was considered to be a debt extinguishment. As such, Sysco recognized a loss on extinguishment of $53.1 million in fiscal 2018, which was recorded as a component of interest expense in the accompanying consolidated results of operations. Of this loss, $51.2 million was attributable to the purchase premium paid to the lenders, $1.1 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed debentures and notes, and $0.8 million was attributable to an accelerated charge on the debt discount related to these debentures and notes.

In April 2019, Sysco repaid 1.90% senior notes totaling $500.0 million at maturity utilizing a combination of cash flow from operations and commercial paper issuances.

In March 2019, Sysco repaid 5.375% senior notes totaling $250.0 million at maturity utilizing a combination of cash flow from operations and commercial paper issuances.

As of June 29, 2019 and June 30, 2018, letters of credit outstanding were $226.0 million and $221.7 million, respectively.

14.  LEASES

Sysco has obligations under capital and operating leases for certain distribution facilities, vehicles, equipment and computers. Total rental expense under operating leases was $205.5 million, $184.1 million, and $170.5 million in fiscal 2019, 2018 and 2017, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

Aggregate minimum lease payments by fiscal year under existing operating leases are as follows:

Amount
(In thousands)
2020	$107,492
2021	99,232
2022	73,249
2023	58,287
2024	39,158
Thereafter	266,445

15.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

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

The company also has a non-qualified, unfunded Management Savings Plan (MSP) available to key management personnel who are participants in the Management Incentive Plan (MIP). Participants may defer up to 50% of their annual salary and up to 90% of their annual bonus. The company will make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, the company will make matching contributions of 50% of a participant’s pretax contribution on the first 6% of the participant’s eligible compensation that is deferred. Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions. All company contributions to the MSP are limited by the amounts contributed by the company to the participant’s 401(k) account.

Sysco’s expense related to its defined contribution plans was $150.4 million in fiscal 2019, $151.0 million in fiscal 2018, and $141.2 million in fiscal 2017.

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

however, the U.K. pension plan (U.K. Retirement Plan) is frozen to new plan participants and future accrual of benefits. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations.

In addition to receiving benefits upon retirement under the company’s U.S. Retirement Plan, certain key management personnel who were participants in the MIP are entitled to receive benefits under the SERP. This plan is a nonqualified, unfunded supplementary retirement plan. This plan is frozen to all participants, and current MIP participants are eligible to participate in the MSP.

The company also provides certain health care benefits to eligible retirees and their dependents. These health care benefits represent Sysco’s unfunded other post-retirement medical plans. The plan had benefit obligations of $10.8 million as of June 29, 2019 and $14.3 million as of June 30, 2018.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represents the funded status of a given plan. The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “U.S. Pension Benefits” in the tables below includes both the U.S. Retirement Plan and the SERP.

	U.S. Pension Benefits		International Pension Benefits
	Jun. 29, 2019	Jun. 30, 2018	Jun. 29, 2019	Jun. 30, 2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,043,011	$4,224,231	$399,000	$420,735
Service cost	13,977	14,514	2,790	3,219
Interest cost	172,213	173,827	10,637	10,667
Amendments	—	—	3,050	(4,624)
Plan Combinations	—	—	173	—
Actuarial (gain) loss, net	439,082	(89,253)	20,783	(21,162)
Total disbursements	(130,635)	(280,308)	(14,398)	(13,817)
Exchange rate changes	—	—	(15,338)	3,982
Benefit obligation at end of year	4,537,648	4,043,011	406,697	399,000
Change in plan assets:
Fair value of plan assets at beginning of year	3,666,408	3,341,662	258,028	259,372
Actual return on plan assets	418,789	196,051	23,765	897
Employer contribution	29,592	409,003	7,612	7,960
Total disbursements	(130,635)	(280,308)	(14,398)	(13,817)
Exchange rate changes	—	—	(10,261)	3,616
Fair value of plan assets at end of year	3,984,154	3,666,408	264,746	258,028
Funded status at end of year	$(553,494)	$(376,603)	$(141,951)	$(140,972)

As of June 29, 2019 and June 30, 2018, the SERP had benefit obligations of $468.0 million and $440.5 million, respectively. In order to meet a portion of its obligations under the SERP, Sysco has a rabbi trust that invests in COLI policies on the lives of participants and interests in corporate-owned real estate assets. These assets are not included as plan assets or in the funded status amounts in the tables above and below. The life insurance policies on the lives of the participants had carrying values of $97.7 million as of June 29, 2019 and $96.5 million as of June 30, 2018. Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	U.S. Pension Benefits		International Pension Benefits
	Jun. 29, 2019	Jun. 30, 2018	Jun. 29, 2019	Jun. 30, 2018
	(In thousands)
Noncurrent assets (Other assets)	$—	$63,945	$—	$—
Current accrued benefit liability (Accrued expenses)	(31,652)	(31,313)	(1,285)	(1,280)
Noncurrent accrued benefit liability (Other long-term liabilities)	(521,842)	(409,235)	(140,666)	(139,692)
Net amount recognized	$(553,494)	$(376,603)	$(141,951)	$(140,972)

Accumulated other comprehensive loss (income) as of June 29, 2019 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$10,790	$(588)	$10,202
Actuarial losses (gains)	1,599,539	(33,008)	1,566,531
Total	$1,610,329	$(33,596)	$1,576,733

Accumulated other comprehensive loss (income) as of June 30, 2018 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$19,170	$2,679	$21,849
Actuarial losses (gains)	1,434,160	(26,106)	1,408,054
Total	$1,453,330	$(23,427)	$1,429,903

The accumulated benefit obligation, which does not consider any salary increases for the remaining active union employees in the U.S. Retirement Plan was $4.9 billion and $4.4 billion as of June 29, 2019 and June 30, 2018, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	U.S. Pension Benefits (1)		International Pension Benefits
	Jun. 29, 2019	Jun. 30, 2018	Jun. 29, 2019	Jun. 30, 2018
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$4,524,513	$4,034,383	$399,966	$392,457
Fair value of plan assets at end of year	3,984,154	3,666,408	264,746	258,028

(1)	Information under Pension Benefits as of June 29, 2019 and June 30, 2018 includes both the U.S. Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	2019		2018		2017
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
Service cost	$13,977	$2,790	$14,514	$3,219	$14,287	$2,880
Interest cost	172,213	10,637	173,827	10,667	171,282	9,951
Expected return on plan assets	(180,624)	(11,072)	(233,987)	(11,653)	(222,699)	(10,033)
Amortization of prior service cost	8,380	(202)	9,460	(2,003)	11,202	(1)
Amortization of actuarial loss	35,537	(98)	35,696	(67)	41,511	(38)
Curtailment loss	—	—	—	—	—	(611)
Settlement loss (gain) recognized	—	109	—	16	—	—
Net pension (benefits) costs	$49,483	$2,164	$(490)	$179	$15,583	$2,148

The components of net company-sponsored pension costs other than the service cost component are reported in Other expense (income), net within the consolidated results of operations.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	2019		2018		2017
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
Amortization of prior service cost	$8,380	$(202)	$9,460	$(2,003)	$11,202	$(1)
Amortization of actuarial loss	35,537	11	35,696	(51)	41,511	(38)
Prior service cost arising in current year	—	(3,050)	—	4,624	(925)	110
Effect of exchange rates on amounts in AOCI	—	1,163	—	(583)	—	(1,269)
Actuarial gain (loss) arising in current year	(163,588)	(8,090)	51,318	10,406	197,871	(34,623)
Net pension costs	$(119,671)	$(10,168)	$96,474	$12,393	$249,659	$(35,821)

Amounts included in accumulated other comprehensive loss (income) as of June 29, 2019 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2020 are:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Amortization of prior service cost	$7,537	$(82)	$7,455
Amortization of actuarial losses (gains)	39,483	133	39,616
Total	$47,020	$51	$47,071

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $37.2 million and $415.0 million in fiscal years 2019 and 2018, respectively. There were no contributions made to the U.S. Retirement Plan in fiscal 2019, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2019. There are no required contributions to the U.S. Retirement Plan to meet ERISA minimum funding requirements in fiscal 2020. The company’s contributions to the SERP plan are made in the amounts needed to fund current year benefit payments. The estimated aggregate fiscal 2020 contribution to fund benefit payments for the SERP plan is $31.7 million. The estimated fiscal 2020 contributions to fund benefit payments for the international retirement plans are $7 million.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
2020	$149,999	$9,938
2021	160,568	11,240
2022	171,171	11,481
2023	181,811	12,707
2024	191,850	14,280
Subsequent five years	1,097,454	86,099

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Jun. 29, 2019	Jun. 30, 2018
Discount rate — U.S. Retirement Plan	3.70%	4.28%
Discount rate — SERP	3.62	4.41
Discount rate — U.K. Retirement Plan	2.30	2.85
Rate of compensation increase — U.S. Retirement Plan	2.56	2.62

As benefit accruals under the SERP and U.K. Retirement Plan are frozen, future pay is not projected in the determination of the benefit obligation as of June 29, 2019 or June 30, 2018.

Weighted-average assumptions used to determine net company-sponsored pension costs for each fiscal year were:

	2019	2018	2017
Discount rate — U.S. Retirement Plan	4.28%	4.19%	4.07%
Discount rate — SERP	4.41	4.08	3.91
Discount rate — U.K. Retirement Plan	2.85	2.60	2.80
Expected rate of return — U.S. Retirement Plan	5.00	7.00	7.25
Expected rate of return — U.K. Retirement Plan	4.55	4.55	4.15
Rate of compensation increase — U.S. Retirement Plan	2.62	2.62	2.62

For guidance in determining the discount rate for U.S. defined benefit plans, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. Sysco uses an annualized corporate bond yield curve to estimate the rate at which pension benefits could effectively be settled to estimate a discount rate for the U.K. Retirement Plan. The discount rate assumption is updated annually and revised as deemed appropriate. The discount rates to be used for the calculation of fiscal 2020 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 3.70%

and 2.30%, respectively. The discount rate to be used for the calculation of fiscal 2020 net company-sponsored benefit costs for the SERP is 3.62%.

The expected long-term rate of return on plan assets assumption for the retirement plans are net return on assets assumption, representing gross return on assets less asset management expenses. Specific to the U.S. Retirement Plan, administrative expenses are also excluded from the gross return on assets. The expected return for the U.S. Retirement Plan is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The expected return for the U.K. Retirement Plan is derived from a long-term swap yield time horizon adjusted for the expected return based on the plan’s current asset allocation and historical results. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rate of return to be used in the calculation of fiscal 2020 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 5.0% and 4.55%, respectively.

Plan Assets

Investment Strategy

The company’s overall strategic investment objectives for the U.S. Retirement Plan are to preserve capital for future benefit payments and to balance risk and return commensurate with ongoing changes in the valuation of plan liabilities using an investment strategy that closely aligns the duration of the U.S. Retirement Plan’s assets with the duration of its liabilities. In order to accomplish these objectives, the company oversees the U.S. Retirement Plan’s investment objectives and policy design, decides proper plan asset class strategies and structures, monitors the performance of plan investment managers and investment funds and determines the proper investment allocation of pension plan contributions. The strategy results in an asset portfolio that more closely matches the behavior of the liability, thereby reducing the volatility of the U.S. Retirement Plan’s funded status. This structure ensures the U.S. Retirement Plan’s investments are diversified within each asset class, in addition to being diversified across asset classes with the intent to build asset class portfolios that are structured without strategic bias for or against any subcategories within each asset class. The company has also created a set of investment guidelines for the U.S. Retirement Plan’s investment managers to specify prohibited transactions, including borrowing of money except for real estate, private equity or hedge fund portfolios where leverage is a key component of the investment strategy and permitted in the investments’ governing documents, the purchase of securities on margin unless fully collateralized by cash or cash equivalents or short sales, pledging, mortgaging or hypothecating of any securities, except for loans of securities that are fully collateralized, market timing transactions and the direct purchase of the securities of Sysco or the investment manager. The purchase or sale of derivatives for speculation or leverage is also prohibited; however, investment managers are allowed to use derivative securities so long as they do not increase the risk profile or leverage of the manager’s portfolio.

The U.S. Retirement Plan’s target and actual investment allocation as of June 29, 2019 is as follows:

	U.S. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Growth assets	30%	27%
Liability hedging assets	70	73
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

The day-to-day management of the assets of the U.K. Retirement Plan has been delegated by the plan trustee to a solvency manager who decides the composition of the asset portfolio in line with the objectives of the plan’s trustee and within specific investment guidelines agreed upon with the trustee. The primary objective for the U.K. Retirement Plan is to provide sufficient assets to pay benefits as they fall due. The U.K. Retirement Plan has a return objective that aims to achieve a return on plan assets of 2.9% in excess of the return on the liability benchmark over rolling five-year periods. The liability benchmark is the portfolio of gilts, which are bonds issued by the British government, that best matches the liability profile of the U.K. Retirement Plan. The investment objective includes a risk statement that targets a level of investment tracking error versus the liability benchmark to be below 12% per year. The actual tracking error targeted may fluctuate over time as the composition of the portfolio changes and the levels of risk in markets change. The U.K. Retirement Plan’s Trustee and Solvency Manager seeks to achieve the Plan’s investment objectives by investing in a suitably diversified mix of assets. The U.K. Retirement Plan uses derivatives such as forwards, futures, swaps and options for risk management and for the efficient implementation of the investment strategy.

The U.K. Retirement Plan’s target and actual investment allocation as of June 29, 2019 is as follows:

	U.K. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Common contractual fund	75%	71%
Liability hedging assets	25	29
		100%

The U.K. Retirement Plan’s investment strategy is implemented primarily through a common contractual investment fund and liability hedging assets both managed by the solvency manager. The pooled investment fund consists of investment types including (1) equity investments covering a range of geographies and including investment managers that hold long and short positions and private equity investments, (2) credit investments including global investment grade and high yield bonds, loans and other debt and derivative securities, (3) property investments including global direct or indirect real estate holdings, (4) macro-oriented funds that seek to generate return by going long and short in a variety of markets and operate strategies which focus on markets rather than individual stocks and often use derivatives rather than physical assets, and (5) multi-strategy funds which combine a range of different credit, equity and macro-orientated ideas and dynamically allocate funds across asset classes. Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate.

As discussed above, the retirement plans’ investments in equities, debt instruments and alternative investments provide a range of returns and also expose the plan to investment risk. However, the investment policies put in place by the trustee and solvency manager ensure diversification of plan assets across issuers, industries and countries.

Fair Value of Plan Assets

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). See Note 6, “Fair Value Measurements,” for a description of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The following is a description of the valuation methodologies used for assets and liabilities held by Sysco’s retirement plans measured at fair value.

Cash and cash equivalents: Valued at amortized cost, which approximates fair value due to the short-term maturities of these investments. Cash and cash equivalents is included as a Level 1 and Level 2 measurement in the table below.

Equity securities: Valued at the closing price reported on the exchange market. If a stock is not listed on a public exchange, such as an American Depository Receipt or some preferred stocks, the stock is valued using an evaluated bid price based on a compilation of observable market information. Inputs used include yields, the underlying security “best price,” adjustments for corporate actions and exchange prices of underlying and common stock of the same issuer. Equity securities valued at the closing price reported on the exchange market are classified as a Level 1 measurement in the table below.

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

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of June 29, 2019:

	Assets Measured at Fair Value as of Jun. 29, 2019
	Level 1	Level 2	Level 3	Measured at NAV (6)	Total
	(In thousands)
Cash and cash equivalents	$39,981	$41,266	$—	$—	$81,247
Growth assets:
U.S. equity (1)	—	—	—	468,923	468,923
International equity (1)	95,296	—	—	107,197	202,493
Hedge fund of funds (2)	—	—	—	226,409	226,409
Real estate funds (3)	—	—	—	93,592	93,592
Private equity funds (4)	—	—	—	84,266	84,266
Liability hedging assets:
Corporate bonds	—	1,987,964	—	—	1,987,964
U.S. government and agency securities (1)	—	298,629	—	522,489	821,118
Other (5)	—	18,142	—	—	18,142
Total investments at fair value	$135,277	$2,346,001	$—	$1,502,876	$3,984,154

(1)
Include direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of June 29, 2019. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.

(2)	There were no unfunded commitments as of June 29, 2019, and there were no redemption restrictions as of June 29, 2019. The investment may be redeemed once per quarter.

(3)
For investments in the funds listed in this category, total unfunded commitment as of June 29, 2019 was $10.3 million. Approximately 15% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2019 to 2021. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.

(4)
Total unfunded commitments in the funds listed in this category as of June 29, 2019 were $17.6 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2019 to 2031.

(5)	Include foreign government and state and municipal debt securities.

(6)
Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of June 29, 2019:

	Assets Measured at Fair Value as of Jun. 29, 2019
	Level 1	Level 2	Level 3	Measured at NAV (3)	Total
	(In thousands)
Liability hedging assets:
Cash and cash equivalents	$13,372	$—	$—	$—	$13,372
U.K. government securities	—	63,363	—	—	63,363
Derivatives, net (1)	—	575	—	—	575
Investment funds:
Common contractual fund (2)	—	—	—	187,436	187,436
Total investments at fair value	$13,372	$63,938	$—	$187,436	$264,746

(1)	Include interest rate swaps and zero coupon swaps. The fair value of asset positions totaled $9.3 million; the fair value of liability positions totaled $8.7 million.

(2)	There were $13.9 million of unfunded commitments as of June 29, 2019, and there were no redemption restrictions as of June 29, 2019. The investment may be redeemed twice per month.

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

(4)
Total unfunded commitment as of June 30, 2018 was $22.6 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2018 to 2031.

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

16.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco participates in several multiemployer defined benefit pension plans in the U.S. based on obligations arising under collective bargaining agreements covering union-represented employees. Expense is recognized at the time the contribution is made. Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by employers contributing to the plan. Approximately 12% of Sysco’s current employees in the U.S. are participants in such multiemployer plans as of June 29, 2019.

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

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2019	2018	2017
	(In thousands)
Individually significant plans	$40,947	$39,121	$36,653
All other plans	7,598	7,254	7,898
Total contributions	$48,545	$46,375	$44,551

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/19	As of 12/31/18	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	10/2/19 to 2/15/2026 (1)
Teamsters Pension Trust Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Implemented	N/A	7/20/2020
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	52-6043608-001	Green	Yellow	Implemented	N/A	2/28/2022
Minneapolis Food Distributing Industry Pension Plan	41-6047047-001	Green	Green	Implemented	N/A	8/1/2021

(1)
Sysco is party to 22 CBAs that require contributions to the Western Conference of Teamsters Pension Trust. Each agreement covers anywhere from less than 1% to 12% of the total contributions Sysco is required to pay the fund.

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

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2019	2018	2017	Year Ending 12/31/18	Year Ending 12/31/17
	(In thousands)
Western Conference of Teamsters Pension Plan	$31,669	$30,460	$28,145	No	No
Teamsters Pension Trust Fund of Philadelphia and Vicinity	3,454	3,313	3,081	No	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	2,321	2,245	2,430	Yes	Yes
Minneapolis Food Distributing Industry Pension Plan	3,503	3,103	2,996	Yes	Yes

For all of the plans noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

17.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2019	2018	2017
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$1,674,271	$1,430,766	$1,142,503
Denominator:
Weighted-average basic shares outstanding	516,890,581	522,926,914	543,496,816
Dilutive effect of share-based awards	6,490,543	6,162,940	5,048,211
Weighted-average diluted shares outstanding	523,381,124	529,089,854	548,545,027
Basic earnings per share	$3.24	$2.74	$2.10
Diluted earnings per share	$3.20	$2.70	$2.08

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,338,000, 2,303,000 and 4,194,000 for fiscal 2019, 2018 and 2017, respectively.

Dividends declared were $793.2 million, $735.3 million and $700.9 million in fiscal 2019, 2018 and 2017, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $200.0 million, $187.4 million and $174.9 million in fiscal 2019, 2018 and 2017, respectively.

18.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $1.5 billion, $1.5 billion and $1.2 billion for fiscal 2019, 2018 and 2017, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss), arising in the current year		$(200,144)	$(45,070)	$(155,074)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	8,532	2,132	6,400
Amortization of actuarial loss, net	Other expense, net	34,824	8,708	26,116
Total reclassification adjustments		43,356	10,840	32,516
Foreign currency translation:
Foreign currency translation adjustment	N/A	(119,126)	—	(119,126)
Marketable securities:
Change in marketable securities	N/A	3,579	752	2,827
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(5,394)	(1,332)	(4,062)
Change in net investment hedges	N/A	58,138	14,299	43,839
Total other comprehensive income (loss) before reclassification adjustments		52,744	12,967	39,777
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,492	2,872	8,620
Total other comprehensive (loss) income		$(208,099)	$(17,639)	$(190,460)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial (loss) gain, net arising in the current year		$69,476	$16,965	$52,511
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	9,636	2,731	6,905
Amortization of actuarial loss (gain), net	Other expense, net	35,044	9,934	25,110
Total reclassification adjustments		44,680	12,665	32,015
Foreign currency translation:
Foreign currency translation adjustment	N/A	(22,987)	—	(22,987)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	23,872	9,529	14,343
Change in net investment hedges	N/A	(2,443)	(8,234)	5,791
Total other comprehensive income (loss) before reclassification adjustments		21,429	1,295	20,134
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,499	3,259	8,240
Total other comprehensive income (loss)		$124,097	$34,184	$89,913

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		2017
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial (loss) gain, net arising in the current year		$168,498	$71,215	$97,283
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	11,370	4,366	7,004
Amortization of actuarial loss (gain), net	Other expense, net	41,689	15,724	25,965
Total reclassification adjustments		53,059	20,090	32,969
Foreign currency translation:
Foreign currency translation adjustment	N/A	(11,243)	—	(11,243)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(10,871)	(4,173)	(6,698)
Change in net investment hedges	N/A	(34,152)	(10,140)	(24,012)
Total other comprehensive income (loss) before reclassification adjustments		(45,023)	(14,313)	(30,710)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,495	4,413	7,082
Total other comprehensive income (loss)		$176,786	$81,405	$95,381

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income (AOCI) for the periods presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities	Total
	(In thousands)
Balance as of Jul. 2, 2016	$(1,104,484)	$(136,813)	$(116,821)	$—	$(1,358,118)
Other comprehensive income before reclassification adjustments	97,283	(11,243)	(30,710)	—	55,330
Amounts reclassified from accumulated other comprehensive loss	32,969	—	7,082	—	40,051
Balance as of Jul. 1, 2017	(974,232)	(148,056)	(140,449)	—	(1,262,737)
Other comprehensive income before reclassification adjustments	52,511	(22,987)	20,134	—	49,658
Amounts reclassified from accumulated other comprehensive loss	32,015	—	8,240	—	40,255
Amounts reclassified to retained earnings (1)	(205,353)	—	(31,092)	—	(236,445)
Balance as of Jun. 30, 2018	(1,095,059)	(171,043)	(143,167)	—	(1,409,269)
Other comprehensive income before reclassification adjustments	(155,074)	(119,126)	39,777	—	(234,423)
Amounts reclassified from accumulated other comprehensive loss	32,516	—	8,620	—	41,136
Change in marketable securities	—	—	—	2,827	2,827
Jun. 29, 2019	$(1,217,617)	$(290,169)	$(94,770)	$2,827	$(1,599,729)

(1)	Deferred taxes stranded in AOCI as a result of the Tax Act were reclassified to retained earnings as a result of early adopting ASU 2018-02.

19.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In November 2018, Sysco’s Omnibus Incentive Plan (2018 Plan) was adopted and reserved up to 51,500,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 51,500,000 authorized shares, the full 51,500,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, Sysco has issued options, restricted stock units and performance share units under the 2018 Plan. Vesting requirements for awards under the 2018 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2018 Plan are and will be no greater than ten years. As of June 29, 2019, there were 50,783,126 remaining shares authorized and available for grant in total under the 2018 Plan, of which the full 50,783,126 shares may be issued as options or stock appreciation rights, or as a combination of up to 16,841,942 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 29, 2019. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2018 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is ten years. Sysco’s policy is to utilize treasury stock for issuing shares upon share option exercise or share unit conversion.

Performance Share Units

During fiscal 2019 and 2018, 581,174 and 895,968 performance share units (PSUs), respectively, were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during fiscal 2019 and 2018 was $74.86 and $51.11, respectively. The PSUs granted will vest and convert into shares of Sysco common stock at the end of the performance periods, which conclude at the end of fiscal 2021 and fiscal 2020, respectively, based on financial performance targets consisting of Sysco’s earnings per share, compound annual growth rate and adjusted return on invested capital.

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

The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2019	2018	2017
Dividend yield	2.5%	2.6%	2.8%
Expected volatility	16.9%	17.5%	16.9%
Risk-free interest rate	2.8%	2.0%	1.4%
Expected Life	7.0 years	7.0 years	7.2 years

The following summary presents information regarding outstanding options as of June 29, 2019 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2018	18,391,610	$43.92
Granted	2,609,755	74.88
Exercised	5,796,853	40.88
Forfeited	215,235	54.29
Expired	—	—
Outstanding as of June 29, 2019	14,989,277	$50.36	7.05	$316,212
Vested or expected to vest as of June 29, 2019	9,018,881	$55.01	7.71	$152,389
Exercisable as of June 29, 2019	5,866,374	$42.96	6.01	$162,835

The total number of employee options granted was 2,609,755, 4,042,415 and 4,990,396 in fiscal years 2019, 2018 and 2017, respectively.

During fiscal 2019, 657,341 and 1,952,414 options were granted to 9 executive officers and approximately 179 other key employees, respectively. During fiscal 2018, 955,344 and 3,087,071 options were granted to 10 executive officers and approximately 181 other key employees, respectively. During fiscal 2017, 1,529,997 and 3,460,399 options were granted to 9 executive officers and 187 other key employees, respectively.

The weighted average grant date fair value of options granted in fiscal 2019, 2018 and 2017 was $11.70, $7.08 and $6.05, respectively. The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $14.0 million, $17.7 million and $22.1 million, respectively.

Restricted Stock Units

During fiscal 2019, 2018 and 2017, 617,685, 660,923 and 631,281 restricted stock units, respectively, were granted to employees, the majority of which will vest ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the date of grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2019, 2018 and 2017 was $63.91, $55.81 and $50.04, respectively. The total fair value of restricted stock units vested during fiscal 2019, 2018 and 2017 was $35.3 million, $40.4 million and $46.0 million, respectively. The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $49.8 million, $56.4 million and $65.1 million, respectively.

Non-Employee Director Awards

During fiscal 2019, 2018 and 2017, 30,870, 35,672 and 40,498 restricted equity awards, respectively, were granted to non-employee directors (NEDs), which will vest over a one-year period. NEDs may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2019, 2018 and 2017 was $66.22, $54.10 and $53.49, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2019, 2018 and 2017 was $2.0 million, $2.9 million and $2.0 million, respectively. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

NEDs may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations. As a result of such elections, a total of 10,672, 21,478 and 22,094 shares with a weighted-average grant date fair value of $67.45, $54.69 and $51.46 per share were issued in fiscal 2019, 2018 and 2017, respectively, in the form of fully vested common stock or deferred units. The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2019, 2018 and 2017 was $0.7 million, $1.2 million and $1.1 million, respectively. Common stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

As of June 29, 2019, there were 73,548 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Equity Instruments Other Than Stock Options

The following summary presents information regarding outstanding non-vested awards as of June 29, 2019 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees, restricted awards granted to non-employee directors and PSUs.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of June 30, 2018	3,086,884	$51.08
Granted	1,262,405	69.29
Vested	(764,762)	48.13
Forfeited	(296,786)	55.05
Non-vested as of June 29, 2019	3,287,741	$58.40

2015 Employee Stock Purchase Plan

The Sysco ESPP permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares that may be sold pursuant to the ESPP may not exceed 79,000,000 shares, of which 6,238,555 remained available as of June 29, 2019.

During fiscal 2019, 986,631 shares of Sysco common stock were purchased by the participants, as compared to 1,078,597 shares purchased in fiscal 2018 and 1,103,995 shares purchased in fiscal 2017. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $10.17, $8.38 and $7.73 per share during fiscal 2019, 2018 and 2017, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost included in operating expenses in the consolidated results of operations was $104.9 million, $93.8 million and $83.9 million for fiscal 2019, 2018 and 2017, respectively. The total income tax benefit for share-based compensation arrangements was $21.7 million, $19.4 million and $30.0 million for fiscal 2019, 2018 and 2017, respectively.

As of June 29, 2019, there was $116.4 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 1.84 years.

Cash received from option exercises and purchases of shares under the ESPP was $253.1 million, $268.8 million and $204.8 million during fiscal 2019, 2018 and 2017, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $32.4 million, $38.4 million and $38.9 million during fiscal 2019, 2018 and 2017, respectively.

20.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2019	2018	2017
	(In thousands)
U.S.	$1,910,549	$1,765,793	$1,569,073
Foreign	95,287	190,431	197,157
Total	$2,005,836	$1,956,224	$1,766,230

The income tax provision for each fiscal year consists of the following:

	2019	2018	2017
	(In thousands)
U.S. federal income taxes	$262,940	$399,254	$534,266
State and local income taxes	73,835	62,670	69,913
Foreign income taxes	(5,210)	63,534	19,548
Total	$331,565	$525,458	$623,727

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2019	2018	2017
	(In thousands)
Current	$458,284	$337,550	$675,573
Deferred	(126,719)	187,908	(51,846)
Total	$331,565	$525,458	$623,727

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	Jun. 29, 2019	Jun. 30, 2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$274,231	$226,274
Pension	157,670	115,361
Share-based compensation	39,218	34,486
Deferred compensation	29,694	29,512
Receivables	17,383	13,001
Self-insured liabilities	16,496	—
Inventory	12,139	14,728
Foreign currency remeasurement losses and currency hedge	1,725	15,796
Other	32,641	33,386
Deferred tax assets before valuation allowances	581,197	482,544
Valuation allowances	(127,807)	(123,237)
Total deferred tax assets	453,390	359,307
Deferred tax liabilities:
Excess tax depreciation and basis differences of assets	163,123	180,950
Goodwill and intangible assets	358,847	373,041
Other	22,892	40,774
Total deferred tax liabilities	544,862	594,765
Total net deferred tax assets (liabilities)	$(91,472)	$(235,458)

The company’s deferred tax asset for net operating loss carryforwards as of June 29, 2019 and June 30, 2018 consisted of state and foreign net operating tax loss carryforwards. The state net operating loss carryforwards outstanding as of June 29, 2019 expire in fiscal years 2020 through 2038. The foreign net operating loss carryforward periods vary by jurisdiction, from 17 years to unlimited.

The company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the company’s analysis, it was concluded that, as of June 29, 2019, a valuation allowance of $127.8 million should be established against the portion of the deferred tax asset attributable to certain foreign and U.S. state losses. The company will continue to monitor facts and circumstances in the reassessment of the likelihood that net operating loss carryforwards will be realized.

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

Also, in December 2017, the Securities and Exchange Commission staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740, “Income Taxes” (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act was incomplete, but it was able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company could not determine a provisional estimate to be included in the financial statements, it continued to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. In accordance with SAB 118, the company recognized provisional impacts related to re-measurement of deferred tax assets and liabilities and the one-time transition tax in its results for the annual period ended June 30, 2018. In the second quarter of fiscal 2019, the company completed its accounting for all aspects of the Tax Act, with a corresponding adjustment of $15.1 million to income tax expense related to transition tax, and a benefit of $3.2 million attributable to realizability of certain deferred tax assets.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2019	2018	2017
U.S. statutory federal income tax rate	21.00%	28.00%	35.00%
State and local income taxes, net of any applicable federal income tax benefit	3.35	2.48	2.61
Foreign income taxes	(1.42)	0.07	(2.81)
Uncertain tax position	(0.31)	(0.22)	0.01
Tax benefit of equity-based compensation	(2.07)	(2.66)	—
Impact of U.S. Tax Reform	(4.64)	0.13	—
Other	0.62	(0.95)	0.50
Effective income tax rate	16.53%	26.85%	35.31%

The effective tax rate of 16.53% for fiscal 2019 was favorably impacted by the reduction of the statutory rate in the U.S. and certain foreign jurisdictions, the excess tax benefits attributable to equity compensation exercises and the favorable impact of $95.1 million of foreign tax credits included within Impacts of U.S. Tax Reform. These credits fully offset our transition tax liability, as well as a reduction of the statutory tax rate in the U.S. and certain foreign jurisdictions. Foreign earnings taxed at rates different than our domestic tax rate had the impact of decreasing the effective tax rate.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2019	2018
	(In thousands)
Unrecognized tax benefits at beginning of year	$12,195	$16,278
Additions for tax positions related to prior years	20,508	652
Reductions for tax positions related to prior years	(6,086)	(4,033)
Reductions due to settlements with taxing authorities	(508)	(702)
Unrecognized tax benefits at end of year	$26,109	$12,195

As of June 29, 2019, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $4.6 million. As of June 30, 2018, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $8.5 million. The expense recorded for interest and penalties related to unrecognized tax benefits was not material in any year presented.

If Sysco were to recognize all unrecognized tax benefits recorded as of June 29, 2019, approximately $24.8 million of the $26.1 million reserve would reduce the effective tax rate. If Sysco were to recognize all unrecognized tax benefits recorded as of June 30, 2018, approximately $9.6 million of the $12.2 million reserve would reduce the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various jurisdictions and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. Sysco anticipates an immaterial decrease to the reserve within twelve months as a result of lapse of statutes.

Sysco’s federal tax returns for 2018 and subsequent tax years have statutes of limitations that remain open for audit. As of June 29, 2019, Sysco’s tax returns in the majority of the state and local and material foreign jurisdictions are no longer subject to audit for the years before 2011.

Other

Undistributed income of certain consolidated foreign subsidiaries at June 29, 2019 amounted to $384.8 million, for which no deferred U.S. income tax provision has been recorded because Sysco intends to indefinitely reinvest such income in those foreign operations. An estimate of any U.S. income or foreign withholding taxes that may be applicable upon actual or deemed repatriation is not practical due to the complexities associated with the hypothetical calculation.

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

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing. A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2024. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of June 29, 2019 totaled approximately $2.6 billion. Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2020	$1,716,184
2021	391,136
2022	178,308
2023	175,750
2024	171,757

Sysco has contracts with various third-party service providers to receive information technology services. The services have been committed for periods up to fiscal 2024 and may be extended. As of June 29, 2019, the total remaining cost of the services over that period is expected to be approximately $459.2 million. A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources. Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time. If Sysco were to terminate all of the services in fiscal 2020, the estimated termination fees incurred in fiscal 2020 would be approximately $48.7 million.

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

•
International Foodservice Operations - includes operations in the Americas and Europe, which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as the company’s operations that distribute to international customers. The company’s European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;

•	SYGMA - the company’s U.S. customized distribution subsidiary; and

•
Other - primarily the company’s hotel supply operations and Sysco Labs, which includes the company’s suite of technology solutions that help support the business needs of the company’s customers and provide support for some of the company’s business technology needs.

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center. These also include all share-based compensation costs.

The following tables set forth certain financial information for Sysco’s business segments.

	Fiscal Year
	2019	2018	2017
Sales:	(In thousands)
U.S. Foodservice Operations	$41,288,188	$39,642,263	$37,604,698
International Foodservice Operations	11,493,040	11,518,565	10,613,059
SYGMA	6,244,328	6,557,033	6,178,909
Other	1,088,366	1,009,463	974,473
Total	$60,113,922	$58,727,324	$55,371,139

	Fiscal Year
	2019	2018	2017
Operating income:	(In thousands)
U.S. Foodservice Operations	$3,192,816	$3,056,817	$2,896,357
International Foodservice Operations	125,443	193,864	243,790
SYGMA	27,780	24,318	23,299
Other	35,848	39,485	30,217
Total segments	3,381,887	3,314,484	3,193,663
Corporate	(1,051,737)	(1,000,428)	(1,139,047)
Total operating income	2,330,150	2,314,056	2,054,616
Interest expense	360,423	395,483	302,878
Other expense (income), net	(36,109)	(37,651)	(14,492)
Earnings before income taxes	$2,005,836	$1,956,224	$1,766,230

	Fiscal Year
	2019	2018	2017
Depreciation and amortization:	(In thousands)
U.S. Foodservice Operations	$342,277	$348,041	$266,024
International Foodservice Operations	248,914	258,156	243,628
SYGMA	35,473	36,367	34,890
Other	10,868	9,599	10,678
Total segments	637,532	652,163	555,220
Corporate	126,403	113,335	346,772
Total	$763,935	$765,498	$901,992

	Fiscal Year
	2019	2018	2017
Capital Expenditures:	(In thousands)
U.S. Foodservice Operations	$327,005	$262,887	$194,714
International Foodservice Operations	249,527	157,139	228,564
SYGMA	36,396	45,132	50,722
Other	25,003	11,406	13,237
Total segments	637,931	476,564	487,237
Corporate	54,460	211,251	199,141
Total	$692,391	$687,815	$686,378

	Fiscal Year
	2019	2018	2017
Assets:	(In thousands)
U.S. Foodservice Operations	$7,238,309	$7,039,354	$6,675,543
International Foodservice Operations	5,888,275	6,112,666	6,433,815
SYGMA	624,720	662,290	625,653
Other	477,038	452,426	448,885
Total segments	14,228,342	14,266,736	14,183,896
Corporate	3,738,180	3,803,668	3,572,759
Total	$17,966,522	$18,070,404	$17,756,655

Information concerning geographic areas is as follows:

	Fiscal Year
	2019	2018	2017
	(In thousands)
Sales:
United States	$48,257,385	$46,812,297	$44,395,765
Canada	4,660,030	4,661,615	4,346,894
United Kingdom	3,133,793	3,176,069	2,974,133
France	1,581,663	1,625,407	1,426,973
Other	2,481,051	2,451,936	2,227,374
Total	$60,113,922	$58,727,324	$55,371,139
Long-lived assets:
United States	$3,361,629	$3,448,164	$3,252,980
Canada	334,177	318,410	329,090
France	329,923	240,507	284,611
United Kingdom	270,613	319,664	303,178
Other	205,363	194,915	207,443
Total	$4,501,705	$4,521,660	$4,377,302

The sales mix for the principal product categories by segment is disclosed in Note 4, “Revenue.”

23.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. have also been guaranteed by these subsidiaries. As of June 29, 2019, Sysco had a total of $7.8 billion in senior notes and debentures that was covered by these guarantees.

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

	Condensed Consolidated Balance Sheet
	Jun. 29, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$121,993	$4,195,543	$3,823,969	$—	$8,141,505
Intercompany receivables	6,162,303	30,469	3,220,237	(9,413,009)	—
Investment in subsidiaries	4,680,530	—	1,126,315	(5,806,845)	—
Plant and equipment, net	252,101	2,162,668	2,086,936	—	4,501,705
Other assets	787,986	718,600	4,372,725	(555,999)	5,323,312
Total assets	$12,004,913	$7,107,280	$14,630,182	$(15,775,853)	$17,966,522
Current liabilities	$465,101	$1,018,650	$4,619,432	$—	$6,103,183
Intercompany payables	686,116	3,443,182	5,283,711	(9,413,009)	—
Long-term debt	7,668,314	7,938	445,806	—	8,122,058
Other liabilities	682,779	545,391	531,081	(555,999)	1,203,252
Noncontrolling interest	—	—	35,426	—	35,426
Shareholders’ equity	2,502,603	2,092,119	3,714,726	(5,806,845)	2,502,603
Total liabilities and shareholders’ equity	$12,004,913	$7,107,280	$14,630,182	$(15,775,853)	$17,966,522

	Condensed Consolidated Balance Sheet
	Jun. 30, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$157,994	$4,018,444	$3,827,015	$—	$8,003,453
Intercompany receivables	6,621,438	270,748	5,793,352	(12,685,538)	—
Investment in subsidiaries	4,896,004	—	983,625	(5,879,629)	—
Plant and equipment, net	278,855	2,181,576	2,061,229	—	4,521,660
Other assets	788,473	611,004	4,593,537	(447,723)	5,545,291
Total assets	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404
Current liabilities	$1,233,541	$886,305	$4,468,900	$—	$6,588,746
Intercompany payables	882,487	3,798,134	8,004,917	(12,685,538)	—
Long-term debt	7,470,334	8,285	62,146	—	7,540,765
Other liabilities	649,445	508,387	686,178	(447,723)	1,396,287
Noncontrolling interest	—	—	37,649	—	37,649
Shareholders’ equity	2,506,957	1,880,661	3,998,968	(5,879,629)	2,506,957
Total liabilities and shareholders’ equity	$12,742,764	$7,081,772	$17,258,758	$(19,012,890)	$18,070,404

	Condensed Consolidated Statement of Comprehensive Income
	For the 52-Week Period Ended Jun. 29, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$37,453,729	$25,002,655	$(2,342,462)	$60,113,922
Cost of sales	—	30,282,665	20,764,732	(2,342,462)	48,704,935
Gross profit	—	7,171,064	4,237,923	—	11,408,987
Operating expenses	861,914	4,163,261	4,053,662	—	9,078,837
Operating income (loss)	(861,914)	3,007,803	184,261	—	2,330,150
Interest expense (income) (1)	193,457	(104,341)	271,307	—	360,423
Other expense (income), net	(38,360)	(489)	2,740	—	(36,109)
Earnings (losses) before income taxes	(1,017,011)	3,112,633	(89,786)	—	2,005,836
Income tax (benefit) provision	(454,578)	792,542	(6,399)	—	331,565
Equity in earnings of subsidiaries	2,236,704	—	464,701	(2,701,405)	—
Net earnings	1,674,271	2,320,091	381,314	(2,701,405)	1,674,271
Other comprehensive income (loss)	(190,460)	—	(119,126)	119,126	(190,460)
Comprehensive income	$1,483,811	$2,320,091	$262,188	$(2,582,279)	$1,483,811

(1)
Interest expense (income) includes $104.3 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Statement of Comprehensive Income
	For the 52-Week Period Ended Jun. 30, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$35,963,053	$24,784,842	$(2,020,571)	$58,727,324
Cost of sales	—	29,102,278	20,560,226	(2,020,571)	47,641,933
Gross profit	—	6,860,775	4,224,616	—	11,085,391
Operating expenses	804,202	4,007,565	3,959,568	—	8,771,335
Operating income (loss)	(804,202)	2,853,210	265,048	—	2,314,056
Interest expense (income) (1)	294,401	(110,715)	211,797	—	395,483
Other expense (income), net	(39,503)	2,270	(418)	—	(37,651)
Earnings (losses) before income taxes	(1,059,100)	2,961,655	53,669	—	1,956,224
Income tax (benefit) provision	(135,385)	655,824	5,019	—	525,458
Equity in earnings of subsidiaries	2,354,481	—	—	(2,354,481)	—
Net earnings	1,430,766	2,305,831	48,650	(2,354,481)	1,430,766
Other comprehensive income (loss)	89,913	—	(22,987)	22,987	89,913
Comprehensive income	$1,520,679	$2,305,831	$25,663	$(2,331,494)	$1,520,679

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

	Condensed Consolidated Statement of Comprehensive Income
	For the 52-Week Period Ended Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$34,325,884	$22,862,131	$(1,816,876)	$55,371,139
Cost of sales	—	27,690,469	18,940,039	(1,816,876)	44,813,632
Gross profit	—	6,635,415	3,922,092	—	10,557,507
Operating expenses	935,472	3,903,183	3,664,236	—	8,502,891
Operating income (loss)	(935,472)	2,732,232	257,856	—	2,054,616
Interest expense (income) (1)	405,030	(122,012)	19,860	—	302,878
Other expense (income), net	(27,713)	3,530	9,691	—	(14,492)
Earnings (losses) before income taxes	(1,312,789)	2,850,714	228,305	—	1,766,230
Income tax (benefit) provision	(463,598)	1,006,703	80,622	—	623,727
Equity in earnings of subsidiaries	1,991,694	—	—	(1,991,694)	—
Net earnings	1,142,503	1,844,011	147,683	(1,991,694)	1,142,503
Other comprehensive income (loss)	95,381	—	(9,317)	9,317	95,381
Comprehensive income	$1,237,884	$1,844,011	$138,366	$(1,982,377)	$1,237,884

(1)
Interest expense (income) includes $122.0 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Cash Flows
	For the 52-Week Period Ended Jun. 29, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,683,417	$1,755,756	$1,092,034	$(2,120,000)	$2,411,207
Investing activities	544,149	(263,029)	(440,743)	(583,232)	(742,855)
Financing activities	(2,226,842)	(1,486,927)	(826,737)	2,703,232	(1,837,274)
Effect of exchange rates on cash	—	—	(14,677)	—	(14,677)
Net increase (decrease) in cash, cash equivalents and restricted cash	724	5,800	(190,123)	—	(183,599)
Cash, cash equivalents and restricted cash at the beginning of period	29,144	111,843	574,857	—	715,844
Cash, cash equivalents and restricted cash at the end of period	$29,868	$117,643	$384,734	$—	$532,245

(1)	Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation, partially offset by intercompany loans issued.

	Condensed Consolidated Cash Flows
	For the 52-Week Period Ended Jun. 30, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,051,976	$2,548,139	$799,062	$(2,243,797)	$2,155,380
Investing activities	58,864	(439,178)	(503,745)	(26,354)	(910,413)
Financing activities	(1,193,272)	(2,015,906)	(471,442)	2,270,151	(1,410,469)
Effect of exchange rates on cash	—	—	11,844	—	11,844
Net increase (decrease) in cash, cash equivalents and restricted cash	(82,432)	93,055	(164,281)	—	(153,658)
Cash, cash equivalents and restricted cash at the beginning of period	111,576	18,788	739,138	—	869,502
Cash, cash equivalents and restricted cash at the end of period	$29,144	$111,843	$574,857	$—	$715,844

(1)	Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation.

	Condensed Consolidated Cash Flows
	For the 52-Week Period Ended Jul. 1, 2017
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$1,523,519	$3,028,819	$658,229	$(2,978,000)	$2,232,567
Investing activities	(3,267,779)	(261,330)	(175,565)	127,000	(3,577,674)
Financing activities	(1,525,995)	(2,777,661)	(229,931)	2,851,000	(1,682,587)
Effect of exchange rates on cash	—	—	(22,104)	—	(22,104)
Net increase (decrease) in cash and cash equivalents	(3,270,255)	(10,172)	230,629	—	(3,049,798)
Cash and cash equivalents at the beginning of period	3,376,412	34,379	508,509	—	3,919,300
Cash and cash equivalents at the end of period	$106,157	$24,207	$739,138	$—	$869,502

(1)	Represents primarily inter-company dividends paid from the subsidiaries to the parent, Sysco Corporation.

24.  QUARTERLY RESULTS (UNAUDITED)

Sysco’s fiscal year includes four quarterly periods that are comprised of thirteen weeks each. Financial information for each 13-week period in the fiscal years ended June 29, 2019 and June 30, 2018 is set forth below:

	Fiscal 2019 Quarter Ended
	September 29	December 29	March 30 (1)	June 29 (2)	Fiscal Year
	(In thousands except for per share data)
Sales	$15,215,279	$14,765,707	$14,658,074	$15,474,862	$60,113,922
Cost of sales	12,311,494	11,993,995	11,903,776	12,495,670	48,704,935
Gross profit	2,903,785	2,771,712	2,754,298	2,979,192	11,408,987
Operating expenses	2,275,645	2,319,817	2,224,713	2,258,662	9,078,837
Operating income	628,140	451,895	529,585	720,530	2,330,150
Interest expense	89,016	87,113	94,514	89,780	360,423
Other expense (income), net	1,132	10,197	4,120	(51,558)	(36,109)
Earnings before income taxes	537,992	354,585	430,951	682,308	2,005,836
Income taxes	106,950	87,205	(9,132)	146,542	331,565
Net earnings	$431,042	$267,380	$440,083	$535,766	$1,674,271
Per share:
Basic net earnings	$0.83	$0.52	$0.86	$1.04	$3.24
Diluted net earnings	0.81	0.51	0.85	1.03	3.20
Dividends declared	0.36	0.39	0.39	0.39	1.53

(1)
Sysco’s third quarter of fiscal 2019 results included the recognition of $95.1 million of foreign tax credits generated as a result of distributions to Sysco from its foreign operations at the end of fiscal 2018. See Note 20, “Income Taxes.”

(2)	Sysco’s fourth quarter of fiscal 2019 results included a $66.3 million gain on the sale of Iowa Premium, LLC.

	Fiscal 2018 Quarter Ended
	September 30	December 30	March 31 (1)	June 30	Fiscal Year
	(In thousands except for per share data)
Sales	$14,650,424	$14,411,490	$14,349,504	$15,315,906	$58,727,324
Cost of sales	11,856,756	11,712,104	11,673,876	12,399,197	47,641,933
Gross profit	2,793,668	2,699,386	2,675,628	2,916,709	11,085,391
Operating expenses	2,174,303	2,170,834	2,193,425	2,232,773	8,771,335
Operating income	619,365	528,552	482,203	683,936	2,314,056
Interest expense	80,884	85,986	136,145	92,468	395,483
Other expense (income), net	(7,975)	(9,162)	(18,826)	(1,688)	(37,651)
Earnings before income taxes	546,456	451,728	364,884	593,156	1,956,224
Income taxes	178,816	167,615	34,799	144,228	525,458
Net earnings	$367,640	$284,113	$330,085	$448,928	$1,430,766
Per share:
Basic net earnings	$0.70	$0.55	$0.63	$0.86	$2.74
Diluted net earnings	0.69	0.54	0.63	0.85	2.70
Dividends declared	0.33	0.36	0.36	0.36	1.41

(1)
Sysco’s third quarter of fiscal 2018 included a charge for $53.1 million in interest expense related to the redemption of senior notes as well as tax benefits derived from our $380.0 million contribution to our U.S. Retirement Plan. See Note 13, “Debt and Other Financing Arrangements” and Note 20, “Income Taxes.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 29, 2019, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 48.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended June 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2019 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2019 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2019 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2019 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2019 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.All financial statements. See Index to Consolidated Financial Statements on page 47 of this Form 10-K.

2.All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8. Financial Statements and Supplementary Data.

3.Exhibits.

The exhibits listed on the Exhibit Index below are filed or furnished as part of this Annual Report on Form 10-K.

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

4.5#	—	Description of Sysco Corporation Securities.

10.1	—
Credit Agreement dated as of June 28, 2019, among Sysco Corporation, Sysco Canada, Inc., Sysco EU II S.à r.l., JP Morgan Chase Bank, N.A., as administrative agent, and certain lenders and guarantors party thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 3, 2019 (File No. 1-6544).

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

10.27†	—
Amendment 2018-2 to the Sysco Corporation Management Savings Plan, adopted effective May 25, 2018, incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended June 30, 2018 (File No. 1-6544).

10.28†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.29†	—
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

10.31†	—
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
Form of Stock Option Grant Agreement (Fiscal Year 2019) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 29, 2018 filed on November 6, 2018 (File No. 1-6544).

10.35†	—
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
Form of Performance Share Unit Grant Agreement (Fiscal Year 2019) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 29, 2018 filed on November 6, 2018 (File No. 1-6544).

10.38†	—
Form of Sysco Protective Covenants Agreement, adopted August 25, 2016, issued to executive officers in connection with a Performance Share Unit Grant Agreement under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended October 1, 2016 filed on November 7, 2016 (File No. 1-6544).

10.39†	—
Sysco Corporation Fiscal 2019 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective July 26, 2018, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 29, 2018 filed on November 6, 2018 (File No. 1-6544).

10.40†	—	Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Appendix II to the Sysco Corporation Proxy Statement filed October 5, 2018 (File No. 1-6544).

10.41†#	—	Form of Stock Option Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.42†#	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.43†	—
Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 29, 2018 filed on February 5, 2019.

10.44†	—
Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan), incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 29, 2018 filed on February 5, 2019.

10.45†	—
Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.46†	—	Sysco Corporation Non-Employee Directors Stock Election Policy, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 30, 2019 filed on May 7, 2019 (File No. 1-6544).

10.47†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.48†	—
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

10.51†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.52†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.53†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to the Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.54†#	—	Transition Letter, dated January 29, 2019, between Sysco Corporation and Russell T. Libby.

10.55†#	—	Transition Letter, dated January 29, 2019, between Sysco Corporation and Wayne R. Shurts.

21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	XBRL Taxonomy Extension Schema Document

101.CAL#	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	XBRL Taxonomy Extension Presentation Linkbase Document
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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of August 2019.

SYSCO CORPORATION
By:	/s/ THOMAS L. BENÉ
Thomas L. Bené
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ THOMAS L. BENÉ	Chairman of the Board, President and Chief Executive Officer
Thomas L. Bené	(principal executive officer)

/s/ JOEL T. GRADE	Executive Vice President and Chief Financial Officer
Joel T. Grade	(principal financial officer)

/s/ ANITA A. ZIELINSKI	Senior Vice President and Chief Accounting Officer
Anita A. Zielinski	(principal accounting officer)

DIRECTORS:

/s/ THOMAS L. BENÉ	/s/ JOHN M. HINSHAW
Thomas L. Bené	John M. Hinshaw

/s/ DANIEL J. BRUTTO	/s/ HANS-JOACHIM KOERBER
Daniel J. Brutto	Hans-Joachim Koerber

/s/ JOHN M. CASSADAY	/s/ NANCY S. NEWCOMB
John M. Cassaday	Nancy S. Newcomb

/s/ JOSHUA D. FRANK	/s/ NELSON PELTZ
Joshua D. Frank	Nelson Peltz

/s/ LARRY C. GLASSCOCK	/s/ EDWARD D. SHIRLEY
Larry C. Glasscock	Edward D. Shirley

/s/ BRADLEY M. HALVERSON	/s/ SHEILA G. TALTON
Bradley M. Halverson	Sheila G. Talton