Form 10-Q
period 2019-09-28
SYSCO CORP
filed 2019-11-05
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6544
________________
Sysco Corporation
(Exact name of registrant as specified in its charter)

Delaware	74-1648137
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1390 Enclave Parkway, Houston, Texas 77077-2099
(Address of principal executive offices and zip code)

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

510,226,830 shares of common stock were outstanding as of October 18, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Sep. 28, 2019	Jun. 29, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$455,482	$513,460
Accounts and notes receivable, less allowances of $49,443 and $28,176	4,397,005	4,181,696
Inventories	3,386,808	3,216,034
Prepaid expenses and other current assets	235,014	210,582
Income tax receivable	9,855	19,733
Total current assets	8,484,164	8,141,505
Plant and equipment at cost, less accumulated depreciation	4,493,016	4,501,705
Other long-term assets
Goodwill	3,871,722	3,896,226
Intangibles, less amortization	825,287	857,301
Deferred income taxes	98,118	80,760
Operating lease right-of-use assets, net	626,580	—
Other assets	557,688	489,025
Total other long-term assets	5,979,395	5,323,312
Total assets	$18,956,575	$17,966,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$3,433	$3,957
Accounts payable	4,247,276	4,314,620
Accrued expenses	1,596,925	1,729,941
Accrued income taxes	96,932	17,343
Current operating lease liabilities	102,544	—
Current maturities of long-term debt	54,361	37,322
Total current liabilities	6,101,471	6,103,183
Long-term liabilities
Long-term debt	8,637,706	8,122,058
Deferred income taxes	178,719	172,232
Long-term operating lease liabilities	545,566	—
Other long-term liabilities	1,005,337	1,031,020
Total long-term liabilities	10,367,328	9,325,310
Noncontrolling interest	33,028	35,426
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,490,661	1,457,419
Retained earnings	11,486,833	11,229,679
Accumulated other comprehensive loss	(1,675,430)	(1,599,729)
Treasury stock at cost, 254,310,626 and 252,297,926 shares	(9,612,491)	(9,349,941)
Total shareholders’ equity	2,454,748	2,502,603
Total liabilities and shareholders’ equity	$18,956,575	$17,966,522

Note: The June 29, 2019 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended
	Sep. 28, 2019	Sep. 29, 2018
Sales	$15,303,005	$15,215,279
Cost of sales	12,359,635	12,311,494
Gross profit	2,943,370	2,903,785
Operating expenses	2,275,052	2,275,645
Operating income	668,318	628,140
Interest expense	83,335	89,016
Other (income) expense, net	3,112	1,132
Earnings before income taxes	581,871	537,992
Income taxes	128,090	106,950
Net earnings	$453,781	$431,042

Net earnings:
Basic earnings per share	$0.88	$0.83
Diluted earnings per share	0.87	0.81

Average shares outstanding	513,496,296	520,856,599
Diluted shares outstanding	518,761,456	529,034,470

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 28, 2019	Sep. 29, 2018
Net earnings	$453,781	$431,042
Other comprehensive (loss) income:
Foreign currency translation adjustment	(126,159)	(24,927)
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155
Change in net investment hedges	30,000	8,588
Change in cash flow hedges	9,259	(3,008)
Amortization of prior service cost	1,428	1,600
Amortization of actuarial loss	6,683	6,529
Actuarial (loss) gain	—	(32,511)
Change in marketable securities	933	—
Total other comprehensive (loss) income	(75,701)	(41,574)
Comprehensive income	$378,080	$389,468

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2019	765,174,900	$765,175	$1,457,419	$11,229,679	$(1,599,729)	252,297,926	$(9,349,941)	$2,502,603
Net earnings				453,781				453,781
Foreign currency translation adjustment					(126,159)			(126,159)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					9,259			9,259
Change in net investment hedges, net of tax					30,000			30,000
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					8,111			8,111
Change in marketable securities, net of tax					933			933
Adoption of ASU 2016-02, Leases (Topic 842), net of tax				1,978				1,978
Dividends declared ($0.39 per common share)				(198,605)				(198,605)
Treasury stock purchases						4,587,397	(347,867)	(347,867)
Share-based compensation awards			33,242			(2,574,697)	85,317	118,559
Balance as of September 28, 2019	765,174,900	$765,175	$1,490,661	$11,486,833	$(1,675,430)	254,310,626	$(9,612,491)	$2,454,748

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 30, 2018	765,174,900	$765,175	$1,383,619	$10,348,628	$(1,409,269)	244,533,248	$(8,581,196)	$2,506,957
Net earnings				431,042				431,042
Foreign currency translation adjustment					(24,927)			(24,927)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(3,008)			(3,008)
Change in net investment hedges, net of tax					8,588			8,588
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					8,129			8,129
Pension funded status adjustment, net of tax					(32,511)			(32,511)
Dividends declared ($0.36 per common share)				(187,180)				(187,180)
Treasury stock purchases						2,911,677	(209,541)	(209,541)
Share-based compensation awards			54,478			(2,419,654)	84,392	138,870
Balance as of September 29, 2018	765,174,900	$765,175	$1,438,097	$10,592,490	$(1,450,843)	245,025,271	$(8,706,345)	$2,638,574

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 28, 2019	Sep. 29, 2018
Cash flows from operating activities:
Net earnings	$453,781	$431,042
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	21,386	29,193
Depreciation and amortization	187,405	187,627
Operating lease asset amortization	26,925	—
Amortization of debt issuance and other debt-related costs	4,920	6,170
Deferred income taxes	(25,494)	(20,249)
Provision for losses on receivables	18,712	10,464
Other non-cash items	2,295	(3,695)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(236,136)	(182,233)
(Increase) in inventories	(186,331)	(229,100)
(Increase) in prepaid expenses and other current assets	(30,133)	(23,540)
(Decrease) increase in accounts payable	(38,894)	78,112
(Decrease) in accrued expenses	(92,661)	(111,309)
(Decrease) in operating lease liabilities	(30,597)	—
Increase in accrued income taxes	89,467	100,868
Decrease (increase) in other assets	3,141	(4,261)
Increase in other long-term liabilities	3,793	2,056
Net cash provided by operating activities	171,579	271,145
Cash flows from investing activities:
Additions to plant and equipment	(175,728)	(104,322)
Proceeds from sales of plant and equipment	4,902	3,839
Acquisition of businesses, net of cash acquired	(74,814)	—
Purchase of marketable securities	(4,002)	—
Proceeds from sales of marketable securities	3,018	—
Other investing activities	—	912
Net cash used for investing activities	(246,624)	(99,571)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	533,400	—
Other debt borrowings	31,789	386,142
Other debt repayments	(16,139)	(8,078)
Proceeds from stock option exercises	85,317	84,393
Treasury stock purchases	(349,314)	(204,640)
Dividends paid	(200,037)	(187,229)
Other financing activities	(22,311)	(2,200)
Net cash provided by financing activities	62,705	68,388
Effect of exchange rates on cash, cash equivalents and restricted cash	(5,485)	(2,435)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,825)	237,527
Cash, cash equivalents and restricted cash at beginning of period	532,245	715,844
Cash, cash equivalents and restricted cash at end of period	$514,420	$953,371
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$84,407	$81,392
Income taxes	70,013	70,675

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income, changes in consolidated shareholders’ equity and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in shareholders’ equity for all periods presented have been made.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019. Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	Sep. 28, 2019	Sep. 29, 2018
	(In thousands)
Cash and cash equivalents	$455,482	$790,304
Restricted cash (1)	58,938	163,067
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$514,420	$953,371

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within Other assets in each consolidated balance sheet.

2. CHANGES IN ACCOUNTING

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount and timing of cash flows arising from a lease. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Sysco adopted this ASU and related amendments as of June 30, 2019, the first day of fiscal 2020, under the modified retrospective approach and elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification, as well as relief from separating and allocating consideration across all categories of leases to lease and non-lease components of an agreement. For leases subject to index or rate adjustments, the most current index or rate adjustments were included in the measurement of operating lease obligations at adoption.

The adoption of this ASU and related amendments resulted in Sysco recognizing $647.2 million and $657.9 million of operating lease right-of-use (ROU) assets and operating lease liabilities, respectively, as of June 30, 2019. There were no other significant impacts to the company’s consolidated financial statements. Updated accounting policies and additional lease disclosures as a result of the adoption of this ASU are described in Note 9, “Leases.”

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in Accounts and notes receivable, less allowances in the consolidated balance sheet, were $4.1 billion and $3.9 billion as of September 28, 2019 and June 29, 2019, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in Other Assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of September 28, 2019, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Sep. 28, 2019
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,075,300	$412,155	$381,377	$—	$2,868,832
Canned and dry products	1,898,889	586,625	37,190	—	2,522,704
Frozen fruits, vegetables, bakery and other	1,449,218	552,014	254,455	—	2,255,687
Dairy products	1,148,381	312,178	145,921	—	1,606,480
Poultry	1,090,106	218,600	204,269	—	1,512,975
Fresh produce	998,164	257,758	60,933	—	1,316,855
Paper and disposables	719,540	98,342	168,436	17,373	1,003,691
Seafood	685,410	149,590	24,855	—	859,855
Beverage products	290,785	132,852	143,679	24,329	591,645
Other (1)	302,840	192,274	25,879	243,288	764,281
Total Sales	$10,658,633	$2,912,388	$1,446,994	$284,990	$15,303,005

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Sep. 29, 2018
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,121,517	$420,456	$372,334	$—	$2,914,307
Canned and dry products	1,852,168	611,470	77,621	—	2,541,259
Frozen fruits, vegetables, bakery and other	1,423,386	628,559	291,864	—	2,343,809
Dairy products	1,086,404	318,347	154,806	—	1,559,557
Poultry	1,026,936	215,582	272,061	—	1,514,579
Fresh produce	937,580	257,544	64,849	—	1,259,973
Paper and disposables	710,759	104,539	188,616	16,409	1,020,323
Seafood	661,687	188,436	25,385	—	875,508
Beverage products	290,571	52,069	147,294	23,180	513,114
Other (1)	288,403	123,948	26,627	233,872	672,850
Total Sales	$10,399,411	$2,920,950	$1,621,457	$273,461	$15,215,279

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

4.  ACQUISITIONS

During the first 13 weeks of fiscal 2020, the company paid cash of $74.8 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of September 28, 2019, aggregate contingent consideration outstanding was $28.3 million, of which $21.5 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 measurement.

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

The fair value of the company’s marketable securities are all measured using inputs that are considered a Level 2 measurement, as they are actively traded and are valued using quoted market prices in active markets. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 6, “Marketable Securities.” The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 7, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of September 28, 2019 and June 29, 2019:

	Assets Measured at Fair Value as of Sep. 28, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$108,962	$1,400	$—	$110,362
Other assets (1)	58,938	—	—	58,938
Total assets at fair value	$167,900	$1,400	$—	$169,300

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jun. 29, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$72,824	$200	$—	$73,024
Other assets (1)	18,785	—	—	18,785
Total assets at fair value	$91,609	$200	$—	$91,809

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $9.5 billion and $8.6 billion as of September 28, 2019 and June 29, 2019, respectively. The carrying value of total debt was $8.7 billion and $8.2 billion as of September 28, 2019 and June 29, 2019, respectively.

6. MARKETABLE SECURITIES

Sysco invests a portion of the assets held by its wholly owned captive insurance subsidiary in a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale. The company includes fixed income securities maturing in less than twelve months within Prepaid expenses and other current assets and includes fixed income securities maturing in more than twelve months within Other assets in the accompanying Consolidated Balance Sheets. The company records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on marketable securities are recorded in Accumulated other comprehensive loss. The following table presents the company’s available-for-sale marketable securities as of September 28, 2019 and June 29, 2019:

	September 28, 2019
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$88,505	$2,067	$(2)	$90,570	$12,017	$78,553
Government bonds	28,834	2,695	—	31,529	—	31,529
Total marketable securities	$117,339	$4,762	$(2)	$122,099	$12,017	$110,082

	June 29, 2019
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Corporate bonds	$87,540	$1,734	$—	$89,274	$12,006	$77,268
Government bonds	28,900	1,845	—	30,745	—	30,745
Total marketable securities	$116,440	$3,579	$—	$120,019	$12,006	$108,013

The fixed income securities held at September 28, 2019 had effective maturities ranging from less than one year to approximately eleven years. There were no significant realized gains or losses in marketable securities in the first quarter of 2020.

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of September 28, 2019 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (September 30, 2019 to January 2020)	Swedish Krona	280
Various (October 2019 to June 2020)	British Pound Sterling	23
June 2021	Canadian Dollar	187
July 2021	British Pound Sterling	234
August 2021	British Pound Sterling	466
June 2023	Euro	500

Hedging of fuel risk
Various (September 30, 2019 to September 2020)	Gallons	55

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of September 28, 2019 and June 29, 2019 are as follows:

		Derivative Fair Value
	Balance Sheet location	Sep. 28, 2019	Jun. 29, 2019
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other assets	$44,407	$37,396
Interest rate swaps	Other long-term liabilities	6,061	9,285

Cash Flow Hedges:
Fuel Swaps	Other current assets	$16	$154
Foreign currency forwards	Other current assets	275	624
Fuel swaps	Other assets	—	136
Cross currency swaps	Other assets	21,046	8,592
Fuel Swaps	Other current liabilities	6,262	6,537
Foreign currency forwards	Other current liabilities	591	162
Fuel swaps	Other long-term liabilities	28	239

Net Investment Hedges:
Foreign currency swaps	Other assets	$28,171	$18,614
Foreign currency swaps	Other long-term liabilities	—	9,973

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 28, 2019
	Cost of Sales	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$12,359,635	$2,275,052	$83,335
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(24,736)
Derivatives designated as hedging instruments	—	—	8,857

(1)	The hedged total includes interest expense of $14.6 million and change in fair value of debt of $10.2 million.

	13-Week Period Ended Sep. 29, 2018
	Cost of Sales	Operating Expense	Interest Expense
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value or cash flow hedges are recorded	$12,311,494	$2,275,645	$89,016
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items (1)	$—	$—	$(8,588)
Derivatives designated as hedging instruments	—	—	(10,859)

(1)	The hedged total includes interest expense of $15.1 million and change in fair value of debt of $6.5 million.

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended September 28, 2019 and September 29, 2018, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 28, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$344	Operating expense	$(3,406)
Foreign currency contracts	12,307	Cost of sales	2
Total	$12,651		$(3,404)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$20,852	N/A	$—
Foreign denominated debt	21,450	N/A	—
Total	$42,302		$—

	13-Week Period Ended Sep. 29, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$1,026	Operating expense	$4,353
Foreign currency contracts	(4,803)	Cost of sales	483
Total	$(3,777)		$4,836

Derivatives in net investment hedging relationships:
Foreign currency contracts	$7,228	N/A	$—
Foreign denominated debt	3,950	N/A	—
Total	$11,178		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of September 28, 2019 are as follows:

	Sep. 28, 2019
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(2,312,113)	$(38,795)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2019 are as follows:

	Jun. 29, 2019
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(2,311,636)	$(28,616)

8. DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of September 28, 2019, there were $665.4 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 13 weeks of fiscal 2020, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately $208.9 million to approximately $911.3 million.

9. LEASES

Sysco leases certain of its distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The company determines if an arrangement is a lease at inception and recognizes a finance or operating lease liability and ROU asset in the consolidated balance sheets if a lease exists. Lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. If the borrowing rate implicit in the lease is not readily determinable, Sysco uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

The lease term is defined as the noncancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the company will exercise one of these options. Leases with an initial term of 12 months or less are not recorded in Sysco’s consolidated balance sheets, and the company recognizes expense for these leases on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred. For leases in which the lease and non-lease components have been combined, the variable lease expense includes expenses such as common area maintenance, utilities, and repairs and maintenance. Sysco’s leases do not contain significant residual value guarantees and do not impose significant restrictions or covenants.

The following table presents the location of the finance lease ROU assets and lease liabilities in the company’s Consolidated Balance Sheet at September 28, 2019:

	Consolidated Balance Sheet Location	September 28, 2019
		(In thousands)
Finance lease right-of-use assets	Plant and equipment at cost, less accumulated depreciation	$92,052
Current finance lease liabilities	Current maturities of long-term debt	27,300
Long-term finance lease liabilities	Long-term debt	69,213

The following table presents lease costs for the 13-week period ended September 28, 2019:

	Consolidated Results of Operations Location	13-Week Period Ended Sep. 28, 2019
		(In thousands)
Operating lease cost	Operating expenses	$30,425
Financing lease cost:
Amortization of right-of-use assets	Operating expenses	8,613
Interest on lease obligations	Interest expense	1,182
Variable lease cost	Operating expenses	468
Short-term lease cost	Operating expenses	2,896
Net lease cost		$43,584

Future minimum lease obligations under existing noncancelable operating and finance lease agreements by fiscal year as of September 28, 2019 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Remainder of fiscal 2020	$88,622	$24,112
2021	109,589	27,829
2022	84,288	20,370
2023	68,088	14,046
2024	46,874	8,912
2025	43,721	5,742
Thereafter	322,335	6,378
Total undiscounted lease obligations	763,517	107,389
Less imputed interest	(115,407)	(10,876)
Present value of lease obligations	$648,110	$96,513

Other information related to lease agreements was as follows:

13-Week Period Ended Sep. 28, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:	(Dollars in thousands)
Operating cash flows for operating leases	$30,597
Operating cash flows for financing leases	1,182
Financing cash flows for financing leases	7,232

Supplemental Non-cash Information on Lease Liabilities:
Assets obtained in exchange for operating lease obligations	$5,781
Assets obtained in exchange for finance lease obligations	1,553

Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	11.35 years
Financing leases	4.34 years
Weighted-average discount rate:
Operating leases	2.39%
Financing leases	4.96%

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 28, 2019	Sep. 29, 2018
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$453,781	$431,042
Denominator:
Weighted-average basic shares outstanding	513,496,296	520,856,599
Dilutive effect of share-based awards	5,265,160	8,177,871
Weighted-average diluted shares outstanding	518,761,456	529,034,470
Basic earnings per share	$0.88	$0.83
Diluted earnings per share	$0.87	$0.81

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,321,000 and 1,067,000 for the first quarter of fiscal 2020 and fiscal 2019, respectively.

11.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements, certain amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $378.1 million and $389.5 million for the first quarter of fiscal 2020 and fiscal 2019, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 28, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$1,905	$477	$1,428
Amortization of actuarial loss, net	Other expense, net	8,942	2,259	6,683
Total reclassification adjustments		10,847	2,736	8,111
Foreign currency translation:
Foreign currency translation adjustment	N/A	(126,159)	—	(126,159)
Marketable securities:
Change in marketable securities (1)	N/A	1,181	248	933
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	12,651	3,392	9,259
Change in net investment hedges	N/A	42,302	12,302	30,000
Total other comprehensive income (loss) before reclassification adjustments		54,953	15,694	39,259
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive (loss) income		$(56,304)	$19,397	$(75,701)

(1)
Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in the first quarter of 2020.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Sep. 29, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial (loss) gain, arising in the current year		$(36,891)	$(4,380)	$(32,511)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	2,133	533	1,600
Amortization of actuarial loss (gain), net	Other expense, net	8,706	2,177	6,529
Total reclassification adjustments		10,839	2,710	8,129
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	(24,927)	—	(24,927)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(3,777)	(769)	(3,008)
Change in net investment hedges	N/A	11,178	2,590	8,588
Total other comprehensive income (loss) before reclassification adjustments		7,401	1,821	5,580
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive income (loss)		$(40,705)	$869	$(41,574)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 28, 2019
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2019	$(1,217,617)	$(290,169)	$(94,770)	$2,827	$(1,599,729)
Equity adjustment from foreign currency translation	—	(126,159)	—	—	(126,159)
Amortization of cash flow hedges	—	—	2,155	—	2,155
Change in net investment hedges	—	—	30,000	—	30,000
Change in cash flow hedge	—	—	9,259	—	9,259
Amortization of unrecognized prior service cost	1,428	—	—	—	1,428
Amortization of unrecognized net actuarial losses	6,683	—	—	—	6,683
Change in marketable securities	—	—	—	933	933
Balance as of Sep. 28, 2019	$(1,209,506)	$(416,328)	$(53,356)	$3,760	$(1,675,430)

	13-Week Period Ended Sep. 29, 2018
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jun. 30, 2018	$(1,095,059)	$(171,043)	$(143,167)	$(1,409,269)
Equity adjustment from foreign currency translation	—	(24,927)	—	(24,927)
Amortization of cash flow hedges	—	—	2,155	2,155
Change in net investment hedges	—	—	8,588	8,588
Change in cash flow hedges	—	—	(3,008)	(3,008)
Net actuarial loss	(32,511)	—	—	(32,511)
Amortization of unrecognized prior service cost	1,600	—	—	1,600
Amortization of unrecognized net actuarial losses	6,529	—	—	6,529
Balance as of Sep. 29, 2018	$(1,119,441)	$(195,970)	$(135,432)	$(1,450,843)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first quarter of fiscal 2020, options to purchase 2,291,085 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first quarter of fiscal 2020 was $10.40.

In the first quarter of fiscal 2020, 512,765 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first quarter of fiscal 2020 was $72.66. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco’s adjusted earnings per share compound annual growth rate and adjusted return on invested capital.

Employee Stock Purchase Plan

Plan participants purchased 240,802 shares of common stock under the Sysco ESPP during the first quarter of fiscal 2020. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $10.61 during the first quarter of fiscal 2020. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $21.4 million and $29.2 million for the first quarter of fiscal 2020 and fiscal 2019, respectively.

As of September 28, 2019, there was $136.8 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.06 years.

13.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the first quarters of fiscal 2020 and 2019 were 22.01% and 19.88%, respectively. As compared to the company’s statutory tax rate, the lower effective tax rate for the first quarter of fiscal 2020 was primarily due to the favorable impact of excess tax benefits of equity-based compensation that totaled $15.7 million. The lower effective tax rate for the first quarter of 2019 was primarily due to the favorable impact of excess tax benefits of equity-based compensation that totaled $14.3 million and the release of certain tax contingencies due to the lapse of statutes of limitations.

Uncertain Tax Positions

As of September 28, 2019, the gross amount of unrecognized tax benefit and related accrued interest was $23.9 million and $3.8 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

•
International Foodservice Operations - primarily includes operations that the company has grouped into Canada, Latin America and Europe, which distribute a full line of food products and a wide variety of non-food products. Latin America primarily consists of operations in Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom, France, Ireland and Sweden;

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

	13-Week Period Ended
	Sep. 28, 2019	Sep. 29, 2018
Sales:	(In thousands)
U.S. Foodservice Operations	$10,658,633	$10,399,411
International Foodservice Operations	2,912,388	2,920,950
SYGMA	1,446,994	1,621,457
Other	284,990	273,461
Total	$15,303,005	$15,215,279

	13-Week Period Ended
	Sep. 28, 2019	Sep. 29, 2018
Operating income:	(In thousands)
U.S. Foodservice Operations	$861,406	$815,758
International Foodservice Operations	54,800	66,772
SYGMA	7,570	2,431
Other	10,137	10,335
Total segments	933,913	895,296
Corporate	(265,595)	(267,156)
Total operating income	668,318	628,140
Interest expense	83,335	89,016
Other expense (income), net	3,112	1,132
Earnings before income taxes	$581,871	$537,992

16.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. have also been guaranteed by these subsidiaries. As of September 28, 2019, Sysco had a total of $7.5 billion in senior notes and debentures that was covered by these guarantees.

All subsidiary guarantors are 100% owned by the parent company, all guarantees are full and unconditional, and all guarantees are joint and several, except that the guarantee of any subsidiary guarantor with respect to a series of senior notes or debentures may be released under certain customary circumstances. If we exercise our defeasance option with respect to the senior notes or debentures of any series, then any subsidiary guarantor effectively will be released with respect to that series. Further, each subsidiary guarantee will remain in full force and effect until the earliest to occur of the date, if any, on which (1) the applicable subsidiary guarantor shall consolidate with or merge into Sysco Corporation or any successor of Sysco Corporation or (2) Sysco Corporation or any successor of Sysco Corporation consolidates with or merges into the applicable subsidiary guarantor.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (certain of the company’s U.S. Broadline subsidiaries), and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidated Balance Sheet
	Sep. 28, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$172,317	$4,548,019	$3,763,828	$—	$8,484,164
Intercompany receivables	6,517,293	148,589	3,229,688	(9,895,570)	—
Investment in subsidiaries	5,305,887	—	1,255,862	(6,561,749)	—
Plant and equipment, net	242,040	2,184,301	2,066,675	—	4,493,016
Other assets	817,530	729,136	4,974,095	(541,366)	5,979,395
Total assets	$13,055,067	$7,610,045	$15,290,148	$(16,998,685)	$18,956,575
Current liabilities	$443,234	$1,061,795	$4,596,442	$—	$6,101,471
Intercompany payables	1,307,665	3,261,317	5,326,588	(9,895,570)	—
Long-term debt	8,192,123	10,747	434,836	—	8,637,706
Other liabilities	657,297	551,789	1,061,902	(541,366)	1,729,622
Noncontrolling interest	—	—	33,028	—	33,028
Shareholders’ equity	2,454,748	2,724,397	3,837,352	(6,561,749)	2,454,748
Total liabilities and shareholders’ equity	$13,055,067	$7,610,045	$15,290,148	$(16,998,685)	$18,956,575

	Condensed Consolidated Balance Sheet
	Jun. 29, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$121,993	$4,195,543	$3,823,969	$—	$8,141,505
Intercompany receivables	6,162,303	30,469	3,220,237	(9,413,009)	—
Investment in subsidiaries	4,680,530	—	1,126,315	(5,806,845)	—
Plant and equipment, net	252,101	2,162,668	2,086,936	—	4,501,705
Other assets	787,986	718,600	4,372,725	(555,999)	5,323,312
Total assets	$12,004,913	$7,107,280	$14,630,182	$(15,775,853)	$17,966,522
Current liabilities	$465,101	$1,018,650	$4,619,432	$—	$6,103,183
Intercompany payables	686,116	3,443,182	5,283,711	(9,413,009)	—
Long-term debt	7,668,314	7,938	445,806	—	8,122,058
Other liabilities	682,779	545,391	531,081	(555,999)	1,203,252
Noncontrolling interest	—	—	35,426	—	35,426
Shareholders’ equity	2,502,603	2,092,119	3,714,726	(5,806,845)	2,502,603
Total liabilities and shareholders’ equity	$12,004,913	$7,107,280	$14,630,182	$(15,775,853)	$17,966,522

	Condensed Consolidated Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 28, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$9,810,408	$6,043,288	$(550,691)	$15,303,005
Cost of sales	—	7,910,440	4,999,886	(550,691)	12,359,635
Gross profit	—	1,899,968	1,043,402	—	2,943,370
Operating expenses	198,840	1,075,837	1,000,375	—	2,275,052
Operating income (loss)	(198,840)	824,131	43,027	—	668,318
Interest expense (income) (1)	107,336	(20,528)	(3,473)	—	83,335
Other expense (income), net	7,053	(167)	(3,774)	—	3,112
Earnings (losses) before income taxes	(313,229)	844,826	50,274	—	581,871
Income tax (benefit) provision	(98,500)	212,546	14,044	—	128,090
Equity in earnings of subsidiaries	668,510	—	129,548	(798,058)	—
Net earnings	453,781	632,280	165,778	(798,058)	453,781
Other comprehensive income (loss)	(75,701)	—	(126,159)	126,159	(75,701)
Comprehensive income	$378,080	$632,280	$39,619	$(671,899)	$378,080

(1)
Interest expense (income) includes $20.5 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the first quarter ended September 28, 2019. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

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

	Condensed Consolidated Cash Flows
	For the 13-Week Period Ended Sep. 28, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$11,776	$69,098	$90,705	$—	$171,579
Investing activities	(49,434)	(85,903)	(128,923)	17,636	(246,624)
Financing activities	109,226	742	(29,627)	(17,636)	62,705
Effect of exchange rates on cash	—	—	(5,485)	—	(5,485)
Net increase (decrease) in cash, cash equivalents and restricted cash	71,568	(16,063)	(73,330)	—	(17,825)
Cash, cash equivalents and restricted cash at the beginning of period	29,868	117,643	384,734	—	532,245
Cash, cash equivalents and restricted cash at the end of period	$101,436	$101,580	$311,404	$—	$514,420

(1)	Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

	Condensed Consolidated Cash Flows
	For the 13-Week Period Ended Sep. 29, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$167,767	$69,459	$33,919	$—	$271,145
Investing activities	361,777	(42,188)	(12,229)	(406,931)	(99,571)
Financing activities	(332,988)	(1,581)	(3,974)	406,931	68,388
Effect of exchange rates on cash	—	—	(2,435)	—	(2,435)
Net increase (decrease) in cash, cash equivalents and restricted cash	196,556	25,690	15,281	—	237,527
Cash, cash equivalents and restricted cash at the beginning of period	29,144	111,843	574,857	—	715,844
Cash, cash equivalents and restricted cash at the end of period	$225,700	$137,533	$590,138	$—	$953,371

(1)	Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 29, 2019, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019 (our 2019 Form 10-K), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

Sysco’s results of operations for the first quarter of fiscal 2020 and 2019 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. All acquisition-related costs in the first quarter of fiscal 2020 and 2019 that have been designated as Certain Items relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). These include acquisition-related intangible amortization expense. In addition, first quarter 2019 results of operations were impacted by acquisition-related integration costs specific to the Brakes Acquisition. Sysco’s results of operations for the first quarter of fiscal 2020 were also impacted by changes in foreign statutory tax rates. These fiscal 2020 and fiscal 2019 items are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our International Foodservice Operations results on a constant currency basis. Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items, and certain metrics are stated on a constant currency basis.

More information on the rationale for the use of non-GAAP financial measures and reconciliations to the most directly comparable numbers calculated in accordance with U.S. generally accepted accounting principles (GAAP) can be found under “Non-GAAP Reconciliations.”

Highlights and Trends

Highlights

Our first quarter of fiscal 2020 performance reflects improved year-over-year performance, including operating income and net earnings growth in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, both including and excluding Certain Items.

Comparisons of results from the first quarter of fiscal 2020 to the first quarter of fiscal 2019:

•	Sales:

◦	increased 0.6%, or $87.7 million, to $15.3 billion;

•	Operating income:

◦	increased 6.4%, or $40.2 million, to $668.3 million;

◦	adjusted operating income increased 7.3%, or $50.3 million, to $741.9 million;

•	Net earnings:

◦	increased 5.3%, or $22.7 million, to $453.8 million;

◦	adjusted net earnings increased 6.5%, or $31.1 million, to $510.3 million;

•	Basic earnings per share:

◦	increased 6.0%, or $0.05, to $0.88 per share;

•	Diluted earnings per share:

◦	increased 7.4%, or $0.06, to $0.87 per share; and

◦	adjusted diluted earnings per share increased 8.6%, or $0.08, to $0.98 per share.

See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income, adjusted net earnings and adjusted diluted earnings per share, which are non-GAAP financial measures, and reconciliations to the most directly comparable GAAP financial measures.

Trends

The economic and industry trends in the U.S. were favorable in the first quarter of fiscal 2019, illustrated by gross domestic product (GDP) growth of 1.9% during the 2019 calendar third quarter and unemployment remaining at an all-time low. Consumer spending rose 2.9%, signaling that the economy is doing well, despite some broader global concerns; however, this amount is lower than the 4.6% rate that was applicable to the prior quarter. While some other economic indicators have recently been lower than expected, restaurant industry data has not been meaningfully impacted, and we continue to observe positive trends in the food-away-from-home market. During the calendar quarter, according to Black Box Intelligence, restaurant same-store sales rose slightly, driven by average guest check increases. Although traffic in the food industry remains mixed, market conditions are modestly favorable for foodservice operators in the U.S. Within the international markets, traffic and sales in the United Kingdom (U.K.) and Ireland continue to be soft, as uncertainties around Brexit, which appears to be delayed until 2020, affect foodservice and other economic activity. These trends, however, are relatively stable compared to conditions in the prior quarter. In Canada, GDP and consumer spending are stable and unemployment continues to decline, which is reflected in the positive broader restaurant industry performance. In France, GDP growth is expected to continue, household spending has increased and unemployment is trending lower, partially due to labor market reforms.

The beginning of the first quarter of fiscal 2020 had slower sales growth, which began to accelerate in the latter part of the quarter. We believe that this sales growth will continue into the second quarter. Our sales growth during the first quarter of fiscal 2020 was driven by continued growth with our local restaurant customers, partially offset by the continued transition of certain national customers including accounts that we exited during fiscal 2019 from both our U.S. Broadline operations and SYGMA, the divestiture of Iowa Premium, LLC (Iowa Premium) in the fourth quarter of fiscal 2019 and the negative impact of foreign exchange rates. We expect to continue to see the impact of certain customer transitions in the second quarter of fiscal 2020. Gross profit growth was driven by a continued shift in our customer mix, as we grew local cases at a faster pace than total case growth. Additionally, we experienced continued growth in penetration of our Sysco brand portfolio. Meanwhile, inflation is a factor that contributes to the level of sales and gross profit growth. We experienced inflation at a rate of 2.9% within our U.S. Broadline operations during the first quarter of fiscal 2020, primarily in the meat, produce, dairy products and poultry categories. Our sales growth has been stronger in our U.S. Broadline operations, with lower levels of growth experienced in our International businesses, with the exception of our Canadian and Latin American operations. A strengthening U.S. dollar negatively affected total Sysco sales growth by 0.6% and negatively impacted sales growth for our International Foodservice Operations by 3.3% for the first quarter of fiscal 2020, respectively, as we translated our foreign sales due to foreign currency exchange rate changes.

Total operating expenses were flat during the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019 due to effective expense management, including benefits from our transformation initiatives. Operating costs within our U.S. operations grew slightly due to higher labor and operational costs. Labor costs were slightly higher due to our decision to retain driver and warehouse personnel in a tight labor market; however, there are signs of improvement in the labor market. Effective expense management in our International Foodservice Operations segment provided continued benefits from integrations and other initiatives. Our business in France was adversely affected by operational and supply chain challenges arising from our integration efforts with regard to our France operations. We believe these challenges will continue to negatively impact our performance through the remainder of the fiscal year. Although we had strong expense reductions throughout the quarter, we continue to invest in areas of our business that will help facilitate future growth. We continue to make progress in areas that help us streamline work-flow efficiencies while better supporting our customers and helping to support their growth.

Sysco sold its interests in Iowa Premium in the fourth quarter of fiscal 2019, and, therefore, our operating results for the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, reflect decreases that relate to the divestiture of the business.

In the first quarter of fiscal 2020, we acquired, within our U.S. Foodservice Operations, J. Kings Food Service Professionals, a New York broadline distributor with approximately $150 million in annual sales.

Strategy

Fiscal 2020 is the third year in our current three-year plan that was established in fiscal 2018 and includes our strategic and financial objectives through fiscal 2020, which will enable us to continue transforming our business, while improving the customer experience of doing business with Sysco. Our target financial objectives include:

•	reaching $600 million of adjusted operating income growth as compared to fiscal 2017;

•	growing earnings per share faster than operating income; and

•	achieving 16% in adjusted return on invested capital for existing businesses.

Our operating income goal was established on an adjusted basis given Certain Item charges that were applicable in fiscal 2018, which primarily were due to restructuring and Brakes-related acquisition costs. The business transformation initiatives we have in place will allow us to continue to grow our business and capitalize on our strong fundamentals.

See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income and adjusted return on invested capital, which are non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 28, 2019	Sep. 29, 2018
Sales	100.0%	100.0%
Cost of sales	80.8	80.9
Gross profit	19.2	19.1
Operating expenses	14.9	15.0
Operating income	4.3	4.1
Interest expense	0.5	0.6
Other expense (income), net	—	—
Earnings before income taxes	3.8	3.5
Income taxes	0.8	0.7
Net earnings	3.0%	2.8%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sep. 28, 2019
Sales	0.6%
Cost of sales	0.4
Gross profit	1.4
Operating expenses	—
Operating income	6.4
Interest expense	(6.4)
Other expense (income), net (1)	174.9
Earnings before income taxes	8.2
Income taxes	19.8
Net earnings	5.3%
Basic earnings per share	6.0%
Diluted earnings per share	7.4
Average shares outstanding	(1.4)
Diluted shares outstanding	(1.9)

(1)	Other expense (income), net was expense of $3.1 million in the first quarter of fiscal 2020 and income of $1.1 million in the first quarter of fiscal 2019.

The following represents our results by reportable segments:

	13-Week Period Ended Sep. 28, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,658,633	$2,912,388	$1,446,994	$284,990	$—	$15,303,005
Sales increase (decrease)	2.5%	(0.3)%	(10.8)%	4.2%		0.6%
Percentage of total	69.7%	19.0%	9.5%	1.8%		100.0%

Operating income	$861,406	$54,800	$7,570	$10,137	$(265,595)	$668,318
Operating income increase (decrease)	5.6%	(17.9)%	211.4%	(1.9)%		6.4%
Percentage of total segments	92.2%	5.9%	0.8%	1.1%		100.0%
Operating income as a percentage of sales	8.1%	1.9%	0.5%	3.6%		4.3%

	13-Week Period Ended Sep. 29, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,399,411	$2,920,950	$1,621,457	$273,461	$—	$15,215,279
Percentage of total	68.3%	19.2%	10.7%	1.8%		100.0%

Operating income	$815,758	$66,772	$2,431	$10,335	$(267,156)	$628,140
Percentage of total segments	91.1%	7.5%	0.3%	1.1%		100.0%
Operating income as a percentage of sales	7.8%	2.3%	0.1%	3.8%		4.1%

Based on information in Note 15, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I, in the first quarter of fiscal 2020, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 87.5% of Sysco’s overall sales. In the first quarter of fiscal 2020, U.S. Foodservice

Operations and International Foodservice Operations collectively represented approximately 98.6% of the total segment operating income. This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 28, 2019	13-Week Period Ended Sep. 29, 2018	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$10,658,633	$10,399,411	$259,222	2.5%
Gross profit	2,144,886	2,090,227	54,659	2.6
Operating expenses	1,283,480	1,274,469	9,011	0.7
Operating income	$861,406	$815,758	$45,648	5.6%

Gross profit	$2,144,886	$2,090,227	$54,659	2.6%
Adjusted operating expenses (Non-GAAP)	1,279,354	1,274,469	4,885	0.4
Adjusted operating income (Non-GAAP)	$865,532	$815,758	$49,774	6.1%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	0.5%	$47.1
Inflation	3.0	310.4
Acquisitions	0.1	5.6
Other (1)	(1.1)	(103.9)
Total sales increase	2.5%	$259.2

(1)
Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.” Approximately $114 million of this decrease results from Sysco’s sale of its interest in Iowa Premium in the fourth fiscal quarter of 2019.

Sales for the first quarter of fiscal 2020 were 2.5% higher than the first quarter of fiscal 2019. The primary drivers of the increase were inflation and modest case volume growth in our U.S. Broadline operations. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, increased 0.5% in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, and included a 1.5% improvement in locally managed customer case growth, partially offset by a decrease of 0.7% in national customer case volume, reflecting the continued transition of certain national customers, including accounts that we exited during the second quarter of fiscal 2019. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.1% for the first quarter of fiscal 2020; therefore, organic local case volume, which excludes acquisitions, grew 1.4%. The increase in local case volume was partially offset by the loss of less profitable business and the divestiture of Iowa Premium in the fourth quarter of fiscal 2019.

Operating Income

Operating income increased 5.6% for the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019.

Gross profit dollars increased 2.6% in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, driven primarily by higher inflation, growth in local cases, growth in Sysco-branded products, continued category management improvement and changes in our customer mix. The estimated change in product costs, an internal measure of inflation or deflation, for the first quarter of fiscal 2020 for our U.S. Broadline operations was inflation of 2.9%. For the first quarter of fiscal 2020, this change in product costs was primarily driven by inflation in the meat, produce, dairy products and poultry categories. Our Sysco brand sales to local customers and to all customers increased by approximately 20 basis points and 36 basis points for the first quarter of fiscal 2020, respectively. Gross margin, which is gross profit as a percentage of sales, was 20.12% in the first quarter of fiscal 2020, which was an increase of 2 basis points from the gross margin of 20.10% in the first quarter of fiscal 2019, primarily attributable to a continued shift in in our customer mix and continued growth in penetration of our Sysco brand portfolio.

Operating expenses for the first quarter of fiscal 2020 increased 0.7%, or $9.0 million, compared to the first quarter of fiscal 2019. Our operating expense growth is primarily driven by higher labor and operational costs due to our decision to retain driver and warehouse personnel in a tight labor market. An increase in bad debt expense, along with rising fuel costs, contributed to our operating expense growth. These increases were largely offset by the impact of transformational initiatives and by decreases in operating expenses associated with the divestiture of Iowa Premium in the fourth quarter of fiscal 2019.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 28, 2019	13-Week Period Ended Sep. 29, 2018	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$2,912,388	$2,920,950	$(8,562)	(0.3)%
Gross profit	605,185	615,505	(10,320)	(1.7)
Operating expenses	550,385	548,733	1,652	0.3
Operating income	$54,800	$66,772	$(11,972)	(17.9)%

Gross profit	$605,185	$615,505	$(10,320)	(1.7)%
Adjusted operating expenses (Non-GAAP)	506,204	520,107	(13,903)	(2.7)
Adjusted operating income (Non-GAAP)	$98,981	$95,398	$3,583	3.8%

Sales on a constant currency basis (Non-GAAP)	$3,009,537	$2,920,950	$88,587	3.0%
Gross profit on a constant currency basis (Non-GAAP)	628,202	615,505	12,697	2.1
Adjusted operating expenses on a constant currency basis (Non-GAAP)	526,891	520,107	6,784	1.3
Adjusted operating income on a constant currency basis (Non-GAAP)	$101,311	$95,398	$5,913	6.2%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	1.8%	$52.5
Acquisitions	0.4	12.6
Foreign currency	(3.3)	(96.8)
Other (1)	0.8	23.1
Total sales increase	(0.3)%	$(8.6)

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the first quarter of fiscal 2020 were 0.3% lower, as compared to the first quarter of fiscal 2019, primarily due to changes in foreign exchange rates used to translate our foreign sales into U.S. dollars, as noted in the tables above, partially offset by product cost inflation in Europe and Canada. Canada and Latin America experienced modestly improved performance in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, driven by positive business environments. Sales grew in the U.K. during the first quarter of fiscal 2020, and performance has been stable, despite continuing uncertainty regarding the outcome of Brexit.

Operating Income

Operating income decreased by $12.0 million, or 17.9%, for the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019. Our operating expenses increased during the first quarter of fiscal 2020 due to ongoing regionalization efforts in our Canadian operations. Our business in France was adversely affected by operational and supply chain challenges arising from our integration efforts with regard to our France operations. Restructuring and business transformation charges also negatively affected our U.K. operations. Operating income, on an adjusted basis, increased by $3.6 million, or 3.8%, for the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019. Foreign exchange rates negatively affected operating income by 2.4%, resulting in adjusted operating income increasing 6.2% on a constant currency basis.

Gross profit dollars decreased by 1.7% in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, primarily attributable to changes in foreign exchange rates that negatively affected gross profit by 3.7%, resulting in adjusted gross profit increasing 2.1% on a constant currency basis.

Operating expenses for the first quarter of fiscal 2020 increased 0.3%, or $1.7 million, as compared to the first quarter of fiscal 2019, due to $22.7 million of restructuring and business transformation charges in France and the U.K. during the first quarter of fiscal 2020. We incurred restructuring charges of $4.3 million primarily relating to the ongoing regionalization efforts in our Canadian operations during the first quarter of fiscal 2020. Operating expenses, on an adjusted basis, for the first quarter of fiscal 2020 decreased 2.7%, or $13.9 million, compared to the first quarter of fiscal 2019. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars positively affected operating expenses by 4.0%, resulting in adjusted operating expenses increasing 1.3% on a constant currency basis.

Results of SYGMA and Other Segment

For SYGMA, sales were 10.8% lower in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, primarily from a decline in case volume due to the exit of certain customers during the quarter, as we remain disciplined and focused on improving the profitability of our portfolio of customers. Operating income increased by $5.1 million in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, due to improved gross margins, strong expense management and the closure of a distribution location.

For the operations that are grouped within Other, operating income decreased 1.9%, or $0.2 million, in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019. The decrease was primarily attributable to unfavorable results from our hotel supply operations, partially offset by improved results from Sysco Labs. Guest Supply gross profit decreased 0.6% in the first quarter of fiscal 2020, as the business was negatively impacted by changes in foreign exchange rates and continued cost challenges.

Corporate Expenses

Corporate expenses in the first quarter of fiscal 2020 decreased $3.1 million, or 1.2%, as compared to the first quarter of fiscal 2019, due primarily to a decrease in expenses related to our business technology initiatives, along with lower pay-related expenses, partly driven by our Corporate office expense initiatives. Corporate expenses, on an adjusted basis, increased $9.1 million, or 3.9%, as compared to the first quarter of fiscal 2019.

Included in corporate expenses are Certain Items that totaled $22.7 million in the first quarter of fiscal 2020, as compared to $34.9 million in the first quarter of fiscal 2019. Certain Items impacting the first quarter of fiscal 2020 and the first quarter of fiscal 2019 were primarily expenses associated with our various transformation initiatives. Certain Items in the first quarter of fiscal 2019 also included severance charges.

Interest Expense

Interest expense decreased $5.7 million for the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, primarily due to a favorable comparison to the prior year attributable to lower floating interest rates and a lower average balance of fixed rate debt.

Net Earnings

Net earnings increased 5.3% in the first quarter of fiscal 2020, as compared to the first quarter of the prior year, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I. Adjusted net earnings, excluding Certain Items, increased 6.5% in the first quarter of fiscal 2020, primarily due to gross profit growth and a decline in operating expense, partially offset by an unfavorable tax expense comparison to the prior year.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2020 were $0.88, a 6.0% increase from the comparable prior year period amount of $0.83 per share. Diluted earnings per share in the first quarter of fiscal 2020 were $0.87, a 7.4% increase from the comparable prior year period amount of $0.81 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first quarter of fiscal 2020 were $0.98, an 8.6% increase from the comparable prior year period amount of $0.91 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first quarter of fiscal 2020.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2020 and 2019 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. All acquisition-related costs in the first quarter of fiscal 2020 and 2019 that have been designated as Certain Items relate to the Brakes Acquisition. These include acquisition-related intangible amortization expense. In addition, first quarter 2019 results of operations were impacted by acquisition-related integration costs specific to the Brakes Acquisition. Sysco’s results of operations for the first quarter of fiscal 2020 were also impacted by changes in foreign statutory tax rates.

The results of our foreign operations can be impacted due to changes in exchange rates applicable in converting local currencies to U.S. dollars. We measure our International Foodservice Operations results on a constant currency basis. Constant currency operating results are calculated by translating current-period local currency operating results with the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.

Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items and presenting its International Foodservice Operations results on a constant currency basis, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, facilitating comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

Although Sysco has a history of growth through acquisitions, the Brakes Group was significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2020 and fiscal 2019.

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

	13-Week Period Ended Sep. 28, 2019	13-Week Period Ended Sep. 29, 2018	Change in Dollars	% Change
	(Dollars in thousands, except for per share data)
Operating expenses (GAAP)	$2,275,052	$2,275,645	$(593)	NM
Impact of restructuring and transformational project costs (1)	(56,722)	(40,903)	(15,819)	38.7
Impact of acquisition-related costs (2)	(16,909)	(22,636)	5,727	(25.3)
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,201,421	$2,212,106	$(10,685)	(0.5)%

Operating income (GAAP)	$668,318	$628,140	$40,178	6.4%
Impact of restructuring and transformational project costs (1)	56,722	40,903	15,819	38.7
Impact of acquisition-related costs (2)	16,909	22,636	(5,727)	(25.3)
Operating income adjusted for Certain Items (Non-GAAP)	$741,949	$691,679	$50,270	7.3%

Net earnings (GAAP)	$453,781	$431,042	$22,739	5.3%
Impact of restructuring and transformational project costs (1)	56,722	40,903	15,819	38.7
Impact of acquisition-related costs (2)	16,909	22,636	(5,727)	(25.3)
Tax impact of restructuring and transformational project costs (3)	(13,921)	(10,674)	(3,247)	30.4
Tax impact of acquisition-related costs (3)	(4,149)	(4,691)	542	(11.6)
Impact of French tax rate change	924	—	924	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$510,266	$479,216	$31,050	6.5%

Diluted earnings per share (GAAP)	$0.87	$0.81	$0.06	7.4%
Impact of restructuring and transformational project costs (1)	0.11	0.08	0.03	37.5
Impact of acquisition-related costs (2)	0.03	0.04	(0.01)	(25.0)
Tax impact of restructuring and transformational project costs (3)	(0.03)	(0.02)	(0.01)	50.0
Tax impact of acquisition-related costs (3)	(0.01)	(0.01)	—	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$0.98	$0.91	$0.08	8.6%

(1)
Fiscal 2020 includes $30 million related to restructuring, facility closure and severance charges and $27 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $26 million related to various transformation initiative costs and $15 million related to severance, restructuring and facility closure charges.

(2)
Fiscal 2020 and fiscal 2019 include $17 million and $21 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of Brakes. Fiscal 2019 includes $1 million in integration costs.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented (dollars in thousands):

	13-Week Period Ended Sep. 28, 2019	13-Week Period Ended Sep. 29, 2018	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,283,480	$1,274,469	$9,011	0.7%
Impact of restructuring and transformational project costs (1)	(4,126)	—	(4,126)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,279,354	$1,274,469	$4,885	0.4%

Operating income (GAAP)	$861,406	$815,758	$45,648	5.6%
Impact of restructuring and transformational project costs (1)	4,126	—	4,126	NM
Operating income adjusted for Certain Items (Non-GAAP)	$865,532	$815,758	$49,774	6.1%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$2,912,388	$2,920,950	$(8,562)	(0.3)%
Unfavorable impact of currency fluctuations (2)	97,149	—	97,149	3.3
Comparable sales using a constant currency basis (Non-GAAP)	$3,009,537	$2,920,950	$88,587	3.0%

Gross Profit (GAAP)	$605,185	$615,505	$(10,320)	(1.7)%
Unfavorable impact of currency fluctuations (2)	23,017	—	23,017	3.7
Comparable gross profit using a constant currency basis (Non-GAAP)	$628,202	$615,505	$12,697	2.1%

Operating expenses (GAAP)	$550,385	$548,733	$1,652	0.3%
Impact of restructuring and transformational project costs (3)	(27,272)	(6,727)	(20,545)	NM
Impact of acquisition-related costs (4)	(16,909)	(21,899)	4,990	(22.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	$506,204	$520,107	$(13,903)	(2.7)%
Favorable impact of currency fluctuations (2)	20,687	—	20,687	4.0
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$526,891	$520,107	$6,784	1.3%

Operating income (GAAP)	$54,800	$66,772	$(11,972)	(17.9)%
Impact of restructuring and transformational project costs (3)	27,272	6,727	20,545	NM
Impact of acquisition related costs (4)	16,909	21,899	(4,990)	(22.8)
Operating income adjusted for Certain Items (Non-GAAP)	$98,981	$95,398	$3,583	3.8%
Unfavorable impact of currency fluctuations (2)	2,330	—	2,330	2.4
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$101,311	$95,398	$5,913	6.2%

SYGMA
Operating expenses (GAAP)	$118,348	$126,895	$(8,547)	(6.7)%
Impact of restructuring and transformational project costs (5)	(2,585)	—	(2,585)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$115,763	$126,895	$(11,132)	(8.8)%

Operating income (GAAP)	$7,570	$2,431	$5,139	NM

Impact of restructuring and transformational project costs (5)	2,585	—	2,585	NM
Operating income adjusted for Certain Items (Non-GAAP)	$10,155	$2,431	$7,724	NM

CORPORATE
Operating expenses (GAAP)	$261,232	$264,348	$(3,116)	(1.2)%
Impact of restructuring and transformational project costs (6)	(22,739)	(34,176)	11,437	(33.5)
Impact of acquisition-related costs (7)	—	(737)	737	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$238,493	$229,435	$9,058	3.9%

Operating income (GAAP)	$(265,595)	$(267,156)	$1,561	(0.6)%
Impact of restructuring and transformational project costs (6)	22,739	34,176	(11,437)	(33.5)
Impact of acquisition-related costs (7)	—	737	(737)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$(242,856)	$(232,243)	$(10,613)	4.6%

(1)	Includes charges related to business transformation projects.

(2)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.

(3)	Includes restructuring, facility closure and severance costs primarily in Europe and Canada.

(4)	Fiscal 2020 and fiscal 2019 include $17 million and $21 million, respectively, related to intangible amortization expense from the Brakes Acquisition.

(5)	Includes charges related to facility closures and other restructuring charges.

(6)	Fiscal 2020 and fiscal 2019 include various transformation initiative costs, primarily consisting of changes to our business technology strategy and severance charges related to restructuring.

(7)	Fiscal 2019 included $1 million in integration costs from the Brakes Acquisition.
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

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from the first quarter of fiscal 2020 to the first quarter of fiscal 2019:

•	Cash flows from operations were $171.6 million in fiscal 2020, compared to $271.1 million in fiscal 2019;

•	Net capital expenditures totaled $170.8 million in fiscal 2020, compared to $100.5 million in fiscal 2019;

•
Free cash flow was $0.8 million in fiscal 2020, compared to free cash flow of $170.7 million in fiscal 2019 (see below under the heading “Free Cash Flow” for an explanation of this non-GAAP financial measure);

•	There were $533.4 million of commercial paper issuances and net bank borrowings in fiscal 2020, compared to no commercial paper issuances and net bank borrowings in fiscal 2019;

•	Dividends paid were $200.0 million in fiscal 2020, compared to $187.2 million in fiscal 2019; and

•	Cash paid for treasury stock repurchases was $349.3 million in fiscal 2020, compared to $204.6 million in fiscal 2019.

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

As of September 28, 2019, we had $455.5 million in cash and cash equivalents, approximately 40% of which was held by our international subsidiaries and generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive), must maintain a sufficient level of liquidity to fund future reserve payments. As of September 28, 2019, the Captive held $122.1 million of fixed income marketable securities and $58.9 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $4.0 million in marketable securities in fiscal 2020 and received $3.0 million in proceeds from the sale of marketable securities in fiscal 2020.

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

Cash Flows

Operating Activities

We generated $171.6 million in cash flows from operations in the first quarter of fiscal 2020, compared to cash flows of $271.1 million in the first quarter of fiscal 2019. These amounts include year-over-year unfavorable comparisons on working capital, partially offset by higher operating results.

Changes in working capital, specifically accounts payable and accounts receivable, had a negative impact of $128.1 million on cash flow from operations period-over-period. There was an unfavorable comparison on accounts payable and accounts receivable, which was partially offset by a favorable comparison on inventory. During the first quarter of fiscal 2020, working capital was primarily impacted by an increase in receivables.

Seasonal trends also impact our cash flows from operating activities, as we typically use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. Normally, our U.S. tax payments are greater in the second quarter of each fiscal year. In fiscal 2020, due to relief provided in connection with the impact of Tropical Storm Imelda, our tax payments will not be made until our third quarter of fiscal 2020, resulting in a one quarter deferral of approximately $200 million to $250 million.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2020 primarily consisted of fleet, technology equipment, warehouse equipment and facility replacements and expansions. Our capital expenditures in the first quarter of fiscal 2020 were higher by $71.4 million, as compared to the first quarter of fiscal 2019, primarily due to timing of capital spend in the first quarter of fiscal 2019.

During the first quarter of fiscal 2020, we paid $74.8 million, net of cash acquired, for acquisitions. There were no such acquisitions made in the first quarter of fiscal 2019.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment. Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. Our free cash flow for the first quarter of fiscal 2020 decreased by $169.9 million, to $0.8 million, as compared to the first quarter of fiscal 2019, principally as a result of a year-over-year decrease in cash flows from operations and increased capital expenditures.

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

	13-Week Period Ended Sep. 28, 2019	13-Week Period Ended Sep. 29, 2018
	(In thousands)
Net cash provided by operating activities (GAAP)	$171,579	$271,145
Additions to plant and equipment	(175,728)	(104,322)
Proceeds from sales of plant and equipment	4,902	3,839
Free Cash Flow (Non-GAAP)	$753	$170,662

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $85.3 million in the first quarter of fiscal 2020, as compared to $84.4 million in the first quarter of fiscal 2019. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. In August 2019, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. We repurchased 4.6 million shares for $349.3 million during the first quarter of fiscal 2020, compared to 2.8 million shares repurchased in the first quarter of fiscal 2019 for $204.6 million. We repurchased approximately 1.1 million additional shares for $83.9 million through October 18, 2019, resulting in a remaining authorization of approximately $2.6 billion. The number of shares we repurchase during the remainder of fiscal 2020 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first quarter of fiscal 2020 were $200.0 million, or $0.39 per share, as compared to $187.2 million, or $0.36 per share, in the first quarter of fiscal 2019. In July 2019, we declared our regular quarterly dividend for the first quarter of fiscal 2020 of $0.39 per share, which was paid in October 2019.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I. Our outstanding borrowings at September 28, 2019, and repayment activity since the close of the first quarter of fiscal 2020, are disclosed within that note. Updated amounts through October 18, 2019, include:

•	$820.2 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting the company’s U.S. commercial paper program.

During the first quarter of fiscal 2020 and 2019, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 2.31% and 2.17%, respectively.

Contractual Obligations

Our 2019 Form 10-K contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 29, 2019. Since June 29, 2019, there have been no material changes to our specified contractual obligations.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to goodwill and intangible assets, the company-sponsored pension plans, income taxes and share-based compensation, which are described in Item 7 of our 2019 Form 10-K.

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

•
our expectations regarding multiple transformation initiatives, including (i) the Finance Transformation Roadmap and our expectation that we will receive financial benefits from this initiative, (ii) Smart Spending and our expectation that this initiative will provide unprecedented visibility, ownership and performance management in all areas of our business, (iii) Canadian Regionalization and our expectation that this initiative will contribute to increased cost savings and (iv) Administrative Expenses and our expectation that this initiative will drive costs out of the business to drive growth, and our expectation that we will receive financial benefits from these initiatives through the end of fiscal 2020;

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

•
projections of future performance under our three-year strategic financial plan, including, but not limited to, our expectation that we will reach approximately $600 million of adjusted operating income growth as compared to fiscal 2017, our goal of growing earnings per share faster than operating income, and achieving 16% in adjusted return on invested capital improvement for existing businesses

•
our expectations regarding the accelerated investments we are making related to our long-term strategic growth plans in Europe, and our expectations that such investments will enrich the customer experience and position us well in the European market;

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

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this document and those discussed in Item 1A of our 2019 Form 10-K:

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

•	the risk that divestiture of one or more of our businesses may not provide the anticipated effects on our operations;

•	the risk that the U.K.’s anticipated exit from the European Union (EU), commonly referred to as Brexit, may adversely impact our operations in the U.K., including those of the Brakes Group;

•	the risk that future labor disruptions or disputes could disrupt the integration of Brake France and Davigel into Sysco France and our operations in France and the EU generally;

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our 2019 Form 10-K and the risk factor discussion contained in Part II, Item 1A of this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our 2019 Form 10-K. There have been no significant changes to our market risks since June 29, 2019, except as noted below.

Interest Rate Risk

At September 28, 2019, there was $665.4 million in aggregate commercial paper issuances outstanding. Total debt as of September 28, 2019 was $8.7 billion, of which approximately 65% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-

from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first quarter of fiscal 2020 and fiscal 2019.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of September 28, 2019, we had diesel fuel swaps with a total notional amount of approximately 55 million gallons through September 2020. These swaps are expected to lock in the price of approximately 65% of our projected fuel purchase needs for fiscal 2020. Additional swaps have been entered into for hedging activity in fiscal 2021. As of September 28, 2019, we had diesel fuel swaps with a total notional amount of approximately 17 million gallons specific to fiscal 2021. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 28, 2019, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019 and as set forth below.

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

The U.K. is currently negotiating the terms of Brexit. In November 2018, the U.K. and the EU agreed upon a draft Withdrawal Agreement that set out the terms governing the U.K.’s departure, including, among other things, a transition period to allow for a future trade deal to be agreed upon. After the U.K. Parliament rejected the draft Withdrawal Agreement multiple times during the third quarter of fiscal 2019, the EU agreed to an extension of the exit date to October 31, 2019. In October 2019, after the U.K. Parliament failed to ratify a renegotiated draft Withdrawal Agreement, the U.K. Government requested, and the EU agreed to, a further extension of the exit date to January 31, 2020. Meanwhile, U.K. Prime Minister Boris Johnson has called a general election for December 12, 2019, in an effort to obtain a Parliamentary majority that would ratify the renegotiated draft Withdrawal Agreement. Some smaller political parties continue to push for Brexit to be abandoned, however. The further extension is a so-called “flex-tension”, meaning that if the Prime Minister is able to secure agreement to a Withdrawal Agreement before the end of December 2019 (and the Withdrawal Agreement is ratified by the European Parliament within this time), the U.K. could leave the EU before January 31, 2020. As a result, there continues to be significant uncertainty about the terms and timing under which the U.K. will leave the EU. It is possible that Brexit will result in our U.K. and EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, if the U.K. were to leave the EU without an agreement (a “hard Brexit”), there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU. Such impacts may directly increase our costs or could decrease demand for our goods and services by adversely impacting the business of restaurants or other customers in the foodservice distribution industry.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the first quarter of fiscal 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
June 30 – July 27	21,788	$70.55	20,549	—
Month #2
July 28 – August 24	699,282	73.09	697,912	—
Month #3
August 25 – September 28	3,897,225	76.33	3,889,484	—
Totals	4,618,295	$75.81	4,607,945	—

(1)	The total number of shares purchased includes 1,239, 1,370 and 7,741 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We routinely engage in share repurchase programs. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. In August 2019, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. These repurchase programs are intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. The share repurchase programs were approved using a dollar value limit and, therefore, are not included in the table above for “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.”

We repurchased 4.6 million shares during the first quarter of fiscal 2020 and purchased approximately 1.1 million additional shares under these authorizations through October 18, 2019, resulting in a remaining authorization under these programs of approximately $2.6 billion. The number of shares we repurchase during the remainder of fiscal 2020 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1†#	—	Sysco Corporation Fiscal 2020 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective August 19, 2019.

10.2†	—
Form of Stock Option Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.41 to Form 10-K for the year ended June 29, 2019 (File No. 1-6544).

10.3†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan., incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended June 29, 2019 (File No. 1-6544).

10.4†	—
Summary of Named Executive Officer Compensation, incorporated by reference to the section entitled “Executive Compensation” in the Sysco Corporation Proxy Statement filed on October 2, 2019 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: November 4, 2019	By:	/s/ THOMAS L. BENÉ
Thomas L. Bené
Chairman, President and Chief Executive Officer

Date: November 4, 2019	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: November 4, 2019	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer