Form 10-Q
period 2019-12-28
SYSCO CORP
filed 2020-02-05
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
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

508,508,581 shares of common stock were outstanding as of January 17, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Dec. 28, 2019	Jun. 29, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$524,578	$513,460
Accounts and notes receivable, less allowances of $71,612 and $28,176	4,375,583	4,181,696
Inventories	3,508,260	3,216,034
Prepaid expenses and other current assets	245,480	210,582
Income tax receivable	7,709	19,733
Total current assets	8,661,610	8,141,505
Plant and equipment at cost, less accumulated depreciation	4,593,890	4,501,705
Other long-term assets
Goodwill	4,023,639	3,896,226
Intangibles, less amortization	855,489	857,301
Deferred income taxes	117,885	80,760
Operating lease right-of-use assets, net	631,035	—
Other assets	488,486	489,025
Total other long-term assets	6,116,534	5,323,312
Total assets	$19,372,034	$17,966,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$3,507	$3,957
Accounts payable	4,159,607	4,314,620
Accrued expenses	1,686,866	1,729,941
Accrued income taxes	187,876	17,343
Current operating lease liabilities	103,963	—
Current maturities of long-term debt	790,149	37,322
Total current liabilities	6,931,968	6,103,183
Long-term liabilities
Long-term debt	8,092,914	8,122,058
Deferred income taxes	142,301	172,232
Long-term operating lease liabilities	561,610	—
Other long-term liabilities	1,081,645	1,031,020
Total long-term liabilities	9,878,470	9,325,310
Noncontrolling interest	34,070	35,426
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,526,132	1,457,419
Retained earnings	11,639,727	11,229,679
Accumulated other comprehensive loss	(1,566,329)	(1,599,729)
Treasury stock at cost, 256,332,388 and 252,297,926 shares	(9,837,179)	(9,349,941)
Total shareholders’ equity	2,527,526	2,502,603
Total liabilities and shareholders’ equity	$19,372,034	$17,966,522

Note: The June 29, 2019 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 28, 2019	Dec. 29, 2018
Sales	$15,025,042	$14,765,707	$30,328,047	$29,980,986
Cost of sales	12,196,643	11,993,995	24,556,278	24,305,489
Gross profit	2,828,399	2,771,712	5,771,769	5,675,497
Operating expenses	2,275,906	2,319,817	4,550,958	4,595,462
Operating income	552,493	451,895	1,220,811	1,080,035
Interest expense	76,762	87,113	160,097	176,129
Other (income) expense, net	(807)	10,197	2,305	11,329
Earnings before income taxes	476,538	354,585	1,058,409	892,577
Income taxes	93,128	87,205	221,218	194,155
Net earnings	$383,410	$267,380	$837,191	$698,422

Net earnings:
Basic earnings per share	$0.75	$0.52	$1.64	$1.34
Diluted earnings per share	0.74	0.51	1.62	1.33

Average shares outstanding	509,984,743	517,871,328	511,721,290	519,363,973
Diluted shares outstanding	515,517,792	524,600,510	517,120,395	526,817,501

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 28, 2019	Dec. 29, 2018
Net earnings	$383,410	$267,380	$837,191	$698,422
Other comprehensive income (loss) :
Foreign currency translation adjustment	154,955	(101,533)	28,796	(126,460)
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155	4,310	4,310
Change in net investment hedges	(41,479)	26,469	(11,479)	35,057
Change in cash flow hedges	(14,797)	(8,784)	(5,538)	(11,792)
Amortization of prior service cost	1,428	1,600	2,856	3,200
Amortization of actuarial loss	7,225	6,529	13,908	13,058
Actuarial loss	—	—	—	(32,511)
Change in marketable securities	(386)	—	547	—
Total other comprehensive income (loss)	109,101	(73,564)	33,400	(115,138)
Comprehensive income	$492,511	$193,816	$870,591	$583,284

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 28, 2019	765,174,900	$765,175	$1,490,661	$11,486,833	$(1,675,430)	254,310,626	$(9,612,491)	$2,454,748
Net earnings				383,410				383,410
Foreign currency translation adjustment					154,955			154,955
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(14,797)			(14,797)
Change in net investment hedges, net of tax					(41,479)			(41,479)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					8,653			8,653
Change in marketable securities, net of tax					(386)			(386)
Dividends declared ($0.45 per common share)				(230,516)				(230,516)
Treasury stock purchases						3,501,930	(281,081)	(281,081)
Share-based compensation awards			35,471			(1,480,168)	56,393	91,864
Balance as of December 28, 2019	765,174,900	$765,175	$1,526,132	$11,639,727	$(1,566,329)	256,332,388	$(9,837,179)	$2,527,526

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 29, 2018	765,174,900	$765,175	$1,438,097	$10,592,490	$(1,450,843)	245,025,271	$(8,706,345)	$2,638,574
Net earnings				267,380				267,380
Foreign currency translation adjustment					(101,533)			(101,533)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(8,784)			(8,784)
Change in net investment hedges, net of tax					26,469			26,469
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					8,129			8,129
Dividends declared ($0.39 per common share)				(205,159)				(205,159)
Treasury stock purchases						8,103,590	(540,462)	(540,462)
Share-based compensation awards			27,364			(1,470,142)	53,503	80,867
Balance as of December 29, 2018	765,174,900	$765,175	$1,465,461	$10,654,711	$(1,524,407)	251,658,719	$(9,193,304)	$2,167,636

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2019	765,174,900	$765,175	$1,457,419	$11,229,679	$(1,599,729)	252,297,926	$(9,349,941)	$2,502,603
Net earnings				837,191				837,191
Foreign currency translation adjustment					28,796			28,796
Amortization of cash flow hedges, net of tax					4,310			4,310
Change in cash flow hedges, net of tax					(5,538)			(5,538)
Change in net investment hedges, net of tax					(11,479)			(11,479)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					16,764			16,764
Change in marketable securities, net of tax					547			547
Adoption of ASU 2016-02, Leases (Topic 842), net of tax				1,978				1,978
Dividends declared ($0.84 per common share)				(429,121)				(429,121)
Treasury stock purchases						8,089,327	(628,948)	(628,948)
Share-based compensation awards			68,713			(4,054,865)	141,710	210,423
Balance as of December 28, 2019	765,174,900	$765,175	$1,526,132	$11,639,727	$(1,566,329)	256,332,388	$(9,837,179)	$2,527,526

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 30, 2018	765,174,900	$765,175	$1,383,619	$10,348,628	$(1,409,269)	244,533,248	$(8,581,196)	$2,506,957
Net earnings				698,422				698,422
Foreign currency translation adjustment					(126,460)			(126,460)
Amortization of cash flow hedges, net of tax					4,310			4,310
Change in cash flow hedges, net of tax					(11,792)			(11,792)
Change in net investment hedge, net of tax					35,057			35,057
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					16,258			16,258
Dividends declared ($0.75 per common share)				(392,339)				(392,339)
Treasury stock purchases						11,015,267	(750,003)	(750,003)
Share-based compensation awards			81,842			(3,889,796)	137,895	219,737
Balance as of December 29, 2018	765,174,900	$765,175	$1,465,461	$10,654,711	$(1,524,407)	251,658,719	$(9,193,304)	$2,167,636

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	26-Week Period Ended
	Dec. 28, 2019	Dec. 29, 2018
Cash flows from operating activities:
Net earnings	$837,191	$698,422
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	46,644	54,199
Depreciation and amortization	372,416	392,413
Operating lease asset amortization	53,444	—
Amortization of debt issuance and other debt-related costs	9,889	10,814
Deferred income taxes	(75,898)	(89,098)
Provision for losses on receivables	38,418	27,647
Other non-cash items	3,239	411
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(161,158)	(137,314)
(Increase) in inventories	(279,403)	(204,437)
(Increase) in prepaid expenses and other current assets	(38,503)	(31,465)
(Decrease) increase in accounts payable	(191,280)	131,715
(Decrease) increase in accrued expenses	(49,866)	92,100
(Decrease) in operating lease liabilities	(62,101)	—
Increase (decrease) in accrued income taxes	182,557	(11,117)
Decrease (increase) in other assets	13,023	(21,138)
Increase in other long-term liabilities	55,857	4,638
Net cash provided by operating activities	754,469	917,790
Cash flows from investing activities:
Additions to plant and equipment	(393,379)	(223,825)
Proceeds from sales of plant and equipment	10,293	6,901
Acquisition of businesses, net of cash acquired	(142,783)	—
Purchase of marketable securities	(11,424)	—
Proceeds from sales of marketable securities	9,038	—
Other investing activities	565	(88)
Net cash used for investing activities	(527,690)	(217,012)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	721,415	109,900
Other debt borrowings	18,966	383,163
Other debt repayments	(23,234)	(16,617)
Proceeds from stock option exercises	141,709	137,896
Treasury stock purchases	(630,395)	(739,205)
Dividends paid	(399,093)	(379,216)
Other financing activities	(22,461)	(6,653)
Net cash used for financing activities	(193,093)	(510,732)
Effect of exchange rates on cash, cash equivalents and restricted cash	5,565	(8,904)
Net increase in cash, cash equivalents and restricted cash	39,251	181,142
Cash, cash equivalents and restricted cash at beginning of period	532,245	715,844
Cash, cash equivalents and restricted cash at end of period	$571,496	$896,986
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$162,720	$158,574
Income taxes	122,049	328,574

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

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash included within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	Dec. 28, 2019	Dec. 29, 2018
	(In thousands)
Cash and cash equivalents	$524,578	$744,808
Restricted cash (1)	46,918	152,178
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$571,496	$896,986

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

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in Accounts and notes receivable, less allowances in the consolidated balance sheet, were $4.1 billion and $3.9 billion as of December 28, 2019 and June 29, 2019, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in Other assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of December 28, 2019, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Dec. 28, 2019
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,071,447	$409,483	$392,584	$—	$2,873,514
Canned and dry products	1,861,743	578,998	38,652	—	2,479,393
Frozen fruits, vegetables, bakery and other	1,459,470	572,991	266,540	—	2,299,001
Dairy products	1,139,820	299,830	142,967	—	1,582,617
Poultry	1,064,679	214,781	200,481	—	1,479,941
Fresh produce	952,857	256,183	59,318	—	1,268,358
Paper and disposables	689,890	90,778	166,313	15,290	962,271
Seafood	601,709	129,065	23,383	—	754,157
Beverage products	276,626	130,766	139,106	20,912	567,410
Other (1)	295,334	207,178	26,549	229,319	758,380
Total Sales	$10,413,575	$2,890,053	$1,455,893	$265,521	$15,025,042

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

	26-Week Period Ended Dec. 28, 2019
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$4,146,747	$821,638	$773,962	$—	$5,742,347
Canned and dry products	3,760,632	1,165,622	75,842	—	5,002,096
Frozen fruits, vegetables, bakery and other	2,908,688	1,125,005	520,995	—	4,554,688
Poultry	2,154,785	433,381	404,749	—	2,992,915
Dairy products	2,288,201	612,008	288,888	—	3,189,097
Fresh produce	1,951,020	513,941	120,252	—	2,585,213
Paper and disposables	1,409,431	189,120	334,748	32,663	1,965,962
Seafood	1,287,119	278,656	48,238	—	1,614,013
Beverage products	567,412	263,618	282,785	45,240	1,159,055
Other (1)	598,173	399,452	52,428	472,608	1,522,661
Total Sales	$21,072,208	$5,802,441	$2,902,887	$550,511	$30,328,047

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	26-Week Period Ended Dec. 29, 2018
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$4,206,167	$829,542	$746,401	$—	$5,782,110
Canned and dry products	3,651,702	1,223,079	144,341	—	5,019,122
Frozen fruits, vegetables, bakery and other	2,840,449	982,735	606,995	—	4,430,179
Poultry	2,028,515	425,124	480,735	—	2,934,374
Dairy products	2,127,840	624,711	302,909	—	3,055,460
Fresh produce	1,865,577	579,564	121,897	—	2,567,038
Paper and disposables	1,392,649	191,915	370,512	30,584	1,985,660
Seafood	1,243,342	384,850	48,835	—	1,677,027
Beverage products	561,752	213,388	283,538	43,601	1,102,279
Other (1)	568,523	356,640	51,901	450,673	1,427,737
Total Sales	$20,486,516	$5,811,548	$3,158,064	$524,858	$29,980,986

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

4.  ACQUISITIONS

During the first 26 weeks of fiscal 2020, the company paid cash of $142.8 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of December 28, 2019, aggregate contingent consideration outstanding was $35.6 million, of which $29.0 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 measurement.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of December 28, 2019 and June 29, 2019:

	Assets Measured at Fair Value as of Dec. 28, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$135,965	$200	$—	$136,165
Other assets (1)	46,918	—	—	46,918
Total assets at fair value	$182,883	$200	$—	$183,083

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jun. 29, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$72,824	$200	$—	$73,024
Other assets (1)	18,785	—	—	18,785
Total assets at fair value	$91,609	$200	$—	$91,809

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $9.6 billion and $8.6 billion as of December 28, 2019 and June 29, 2019, respectively. The carrying value of total debt was $8.9 billion and $8.2 billion as of December 28, 2019 and June 29, 2019, respectively.

6. MARKETABLE SECURITIES

Sysco invests a portion of the assets held by its wholly owned captive insurance subsidiary in a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale. The company includes fixed income securities maturing in less than twelve months within Prepaid expenses and other current assets and includes fixed income securities maturing in more than twelve months within Other assets in the accompanying Consolidated Balance Sheets. The company records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on marketable securities are recorded in Accumulated other comprehensive loss. The following table presents the company’s available-for-sale marketable securities as of December 28, 2019 and June 29, 2019:

	Dec. 28, 2019
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$89,872	$2,122	$(3)	$91,991	$15,047	$76,944
Government bonds	28,768	2,152	—	30,920	—	30,920
Total marketable securities	$118,640	$4,274	$(3)	$122,911	$15,047	$107,864

	Jun. 29, 2019
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Corporate bonds	$87,540	$1,734	$—	$89,274	$12,006	$77,268
Government bonds	28,900	1,845	—	30,745	—	30,745
Total marketable securities	$116,440	$3,579	$—	$120,019	$12,006	$108,013

The fixed income securities held at December 28, 2019 had effective maturities ranging from less than one year to approximately eleven years. There were no significant realized gains or losses in marketable securities in the second quarter or the first 26 weeks of fiscal 2020.

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of December 28, 2019 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (December 30, 2019 to April 2020)	Swedish Krona	281
Various (January 2020 to December 2020)	British Pound Sterling	23
July 2021	British Pound Sterling	234
August 2021	British Pound Sterling	466
June 2023	Euro	500

Hedging of fuel risk
Various (December 31, 2019 to December 2020)	Gallons	54

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 28, 2019 and June 29, 2019 are as follows:

		Derivative Fair Value
	Balance Sheet location	Dec. 28, 2019	Jun. 29, 2019
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other assets	$34,208	$37,396
Interest rate swaps	Other current liabilities	2,154	—
Interest rate swaps	Other long-term liabilities	2,836	9,285

Cash Flow Hedges:
Fuel Swaps	Other current assets	$4,325	$154
Foreign currency forwards	Other current assets	11	624
Fuel swaps	Other assets	207	136
Cross currency swaps	Other assets	—	8,592
Fuel Swaps	Other current liabilities	278	6,537
Foreign currency forwards	Other current liabilities	1,922	162
Fuel swaps	Other long-term liabilities	—	239
Cross currency swaps	Other long-term liabilities	1,739	—

Net Investment Hedges:
Foreign currency swaps	Other assets	$4,250	$18,614
Foreign currency swaps	Other long-term liabilities	11,894	9,973

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 28, 2019	Dec. 29, 2018

Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$76,762	$87,113	$160,097	$176,129
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(5,350)	$(46,919)	$(30,086)	$(55,506)
Derivatives designated as hedging instruments	(9,248)	31,550	(391)	20,691

The losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 28, 2019	Dec. 29, 2018
Interest expense	$(14,560)	$(15,669)	$(29,117)	$(30,783)
Increase (decrease) in fair value of debt	(9,210)	31,250	969	24,723
Hedged items	$(5,350)	$(46,919)	$(30,086)	$(55,506)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended December 28, 2019 and December 29, 2018, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 28, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$10,345	Operating expense	$(3,213)
Foreign currency contracts	(29,658)	Cost of sales / Other income	3,624
Total	$(19,313)		$411

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(34,639)	N/A	$—
Foreign denominated debt	(11,650)	N/A	—
Total	$(46,289)		$—

	13-Week Period Ended Dec. 29, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(36,843)	Operating expense	$5,040
Foreign currency contracts	25,463	Cost of sales / Other income	8
Total	$(11,380)		$5,048

Derivatives in net investment hedging relationships:
Foreign currency contracts	$27,143	N/A	$—
Foreign denominated debt	8,150	N/A	—
Total	$35,293		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 26-week periods ended December 28, 2019 and December 29, 2018, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 28, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$10,689	Operating expense	$(6,619)
Foreign currency contracts	(17,351)	Cost of sales / Other income	3,626
Total	$(6,662)		$(2,993)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(13,787)	N/A	$—
Foreign denominated debt	9,800	N/A	—
Total	$(3,987)		$—

	26-Week Period Ended Dec. 29, 2018
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(35,817)	Operating expense	$9,393
Foreign currency contracts	20,660	Cost of sales / Other income	491
Total	$(15,157)		$9,884

Derivatives in net investment hedging relationships:
Foreign currency contracts	$34,371	N/A	$—
Foreign denominated debt	12,100	N/A	—
Total	$46,471		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of December 28, 2019 are as follows:

	Dec. 28, 2019
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(749,782)	$2,154
Long-term debt	(1,562,810)	(31,739)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2019 are as follows:

	Jun. 29, 2019
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(2,311,636)	$(28,616)

8. DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of December 28, 2019, there were $853.3 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 26 weeks of fiscal 2020, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately $208.9 million to approximately $1.2 billion.

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

The following table presents the location of the finance lease ROU assets and lease liabilities in the company’s Consolidated Balance Sheet at December 28, 2019:

	Consolidated Balance Sheet Location	Dec. 28, 2019
		(In thousands)
Finance lease right-of-use assets	Plant and equipment at cost, less accumulated depreciation	$98,006
Current finance lease liabilities	Current maturities of long-term debt	30,280
Long-term finance lease liabilities	Long-term debt	72,176

The following table presents lease costs for each of the presented periods ended December 28, 2019:

	Consolidated Results of Operations Location	13-Week Period Ended Dec. 28, 2019	26-Week Period Ended Dec. 28, 2019
		(In thousands)
Operating lease cost	Operating expenses	$31,917	$62,342
Financing lease cost:
Amortization of right-of-use assets	Operating expenses	10,343	18,956
Interest on lease obligations	Interest expense	1,227	2,409
Variable lease cost	Operating expenses	5,979	6,447
Short-term lease cost	Operating expenses	3,274	6,170
Net lease cost		$52,740	$96,324

Future minimum lease obligations under existing noncancelable operating and finance lease agreements by fiscal year as of December 28, 2019 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Remainder of fiscal 2020	$60,961	$18,004
2021	114,626	32,199
2022	88,350	23,470
2023	72,233	16,784
2024	50,433	10,398
2025	44,622	5,977
Thereafter	314,928	5,828
Total undiscounted lease obligations	746,153	112,660
Less imputed interest	(80,580)	(10,204)
Present value of lease obligations	$665,573	$102,456

Other information related to lease agreements was as follows:

26-Week Period Ended Dec. 28, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:	(Dollars in thousands)
Operating cash flows for operating leases	$62,101
Operating cash flows for financing leases	2,409
Financing cash flows for financing leases	16,634

Supplemental Non-cash Information on Lease Liabilities:
Assets obtained in exchange for operating lease obligations	$29,249
Assets obtained in exchange for finance lease obligations	9,700

Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	11.49 years
Financing leases	4.11 years
Weighted-average discount rate:
Operating leases	2.44%
Financing leases	4.67%

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 28, 2019	Dec. 29, 2018
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$383,410	$267,380	$837,191	$698,422
Denominator:
Weighted-average basic shares outstanding	509,984,743	517,871,328	511,721,290	519,363,973
Dilutive effect of share-based awards	5,533,049	6,729,182	5,399,105	7,453,528
Weighted-average diluted shares outstanding	515,517,792	524,600,510	517,120,395	526,817,501
Basic earnings per share	$0.75	$0.52	$1.64	$1.34
Diluted earnings per share	$0.74	$0.51	$1.62	$1.33

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,947,000 and 2,565,000 for the second quarters of fiscal 2020 and fiscal 2019, respectively. The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,134,000 and 3,630,000 for the first 26 weeks of fiscal 2020 and fiscal 2019, respectively.

11.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements, certain amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $492.5 million and $193.8 million for the second quarters of fiscal 2020 and fiscal 2019, respectively. Comprehensive income was $870.6 million and $583.3 million for the first 26 weeks of fiscal 2020 and fiscal 2019, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 28, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$1,905	$477	$1,428
Amortization of actuarial loss, net	Other expense, net	9,630	2,405	7,225
Total reclassification adjustments		11,535	2,882	8,653
Foreign currency translation:
Foreign currency translation adjustment	N/A	154,955	—	154,955
Marketable securities:
Change in marketable securities (1)	N/A	(489)	(103)	(386)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(19,313)	(4,516)	(14,797)
Change in net investment hedges	N/A	(46,289)	(4,810)	(41,479)
Total other comprehensive income (loss) before reclassification adjustments		(65,602)	(9,326)	(56,276)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive (loss) income		$103,273	$(5,828)	$109,101

(1)
Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2020.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Dec. 29, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$2,133	$533	$1,600
Amortization of actuarial loss (gain), net	Other expense, net	8,706	2,177	6,529
Total reclassification adjustments		10,839	2,710	8,129
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	(101,533)	—	(101,533)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(11,380)	(2,596)	(8,784)
Change in net investment hedges	N/A	35,293	8,824	26,469
Total other comprehensive income (loss) before reclassification adjustments		23,913	6,228	17,685
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive (loss) income		$(63,908)	$9,656	$(73,564)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Dec. 28, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$3,810	$954	$2,856
Amortization of actuarial loss, net	Other expense, net	18,572	4,664	13,908
Total reclassification adjustments		22,382	5,618	16,764
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	28,796	—	28,796
Marketable securities:
Change in marketable securities (1)	N/A	692	145	547
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(6,662)	(1,124)	(5,538)
Change in net investment hedges	N/A	(3,987)	7,492	(11,479)
Total other comprehensive income (loss) before reclassification adjustments		(10,649)	6,368	(17,017)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,748	1,438	4,310
Total other comprehensive (loss) income		$46,969	$13,569	$33,400

(1)
Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2020.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Dec. 29, 2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial (loss) gain, net arising in the current year		$(36,891)	$(4,380)	$(32,511)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	4,266	1,066	3,200
Amortization of actuarial loss (gain), net	Other expense, net	17,412	4,354	13,058
Total reclassification adjustments		21,678	5,420	16,258
Foreign currency translation:
Foreign currency translation adjustment	N/A	(126,460)	—	(126,460)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(15,157)	(3,365)	(11,792)
Change in net investment hedges	N/A	46,471	11,414	35,057
Total other comprehensive income (loss) before reclassification adjustments		31,314	8,049	23,265
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,746	1,436	4,310
Total other comprehensive (loss) income		$(104,613)	$10,525	$(115,138)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Dec. 28, 2019
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2019	$(1,217,617)	$(290,169)	$(94,770)	$2,827	$(1,599,729)
Equity adjustment from foreign currency translation	—	28,796	—	—	28,796
Amortization of cash flow hedges	—	—	4,310	—	4,310
Change in net investment hedges	—	—	(11,479)	—	(11,479)
Change in cash flow hedge	—	—	(5,538)	—	(5,538)
Amortization of unrecognized prior service cost	2,856	—	—	—	2,856
Amortization of unrecognized net actuarial losses	13,908	—	—	—	13,908
Change in marketable securities	—	—	—	547	547
Balance as of Dec. 28, 2019	$(1,200,853)	$(261,373)	$(107,477)	$3,374	$(1,566,329)

	26-Week Period Ended Dec. 29, 2018
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Total
	(In thousands)
Balance as of Jun. 30, 2018	$(1,095,059)	$(171,043)	$(143,167)	$(1,409,269)
Equity adjustment from foreign currency translation	—	(126,460)	—	(126,460)
Amortization of cash flow hedges	—	—	4,310	4,310
Change in net investment hedges	—	—	35,057	35,057
Change in cash flow hedges	—	—	(11,792)	(11,792)
Net actuarial loss	(32,511)	—	—	(32,511)
Amortization of unrecognized prior service cost	3,200	—	—	3,200
Amortization of unrecognized net actuarial losses	13,058	—	—	13,058
Balance as of Dec. 29, 2018	$(1,111,312)	$(297,503)	$(115,592)	$(1,524,407)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 26 weeks of fiscal 2020, options to purchase 2,465,089 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2020 was $10.53.

In the first 26 weeks of fiscal 2020, 537,275 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 26 weeks of fiscal 2020 was $73.02. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco’s adjusted earnings per share compound annual growth rate and adjusted return on invested capital.

Employee Stock Purchase Plan

Plan participants purchased 510,197 shares of common stock under the Sysco ESPP during the first 26 weeks of fiscal 2020. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.30 during the first 26 weeks of fiscal 2020. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $46.6 million and $54.2 million for the first 26 weeks of fiscal 2020 and fiscal 2019, respectively.

As of December 28, 2019, there was $121.5 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.92 years.

13.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the second quarter and first 26 weeks of fiscal 2020 were 19.54% and 20.90%, respectively. As compared to the company’s statutory tax rate, the lower effective tax rate for the second quarter and first 26 weeks of fiscal 2020 was primarily due to the favorable impact of excess tax benefits of equity-based compensation that totaled $11.8 million and $27.5 million, respectively. The effective tax rates for the second quarter and first 26 weeks of fiscal 2019 were 24.59% and 21.75%, respectively. The effective tax rate for the second quarter of fiscal 2019 is primarily due to lower tax rates enacted from the Tax Cuts and Jobs Act (Tax Act), the favorable impact of excess tax benefits of equity-based compensation that totaled $7.6 million, the unfavorable impact of $11.9 million attributable to finalizing accounting with regard to certain provisions of the Tax Act.

Uncertain Tax Positions

As of December 28, 2019, the gross amount of unrecognized tax benefit and related accrued interest was $23.9 million and $4.2 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

The following tables set forth certain financial information for Sysco’s reportable business segments.

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 28, 2019	Dec. 29, 2018
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$10,413,575	$10,087,105	$21,072,208	$20,486,516
International Foodservice Operations	2,890,053	2,890,598	5,802,441	5,811,548
SYGMA	1,455,893	1,536,607	2,902,887	3,158,064
Other	265,521	251,397	550,511	524,858
Total	$15,025,042	$14,765,707	$30,328,047	$29,980,986

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 28, 2019	Dec. 29, 2018
Operating income:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$768,777	$737,477	$1,630,183	$1,553,235
International Foodservice Operations	34,881	(14,917)	89,681	51,855
SYGMA	9,861	3,114	17,431	5,545
Other	9,403	5,718	19,540	16,053
Total segments	822,922	731,392	1,756,835	1,626,688
Corporate	(270,429)	(279,497)	(536,024)	(546,653)
Total operating income	552,493	451,895	1,220,811	1,080,035
Interest expense	76,762	87,113	160,097	176,129
Other expense (income), net	(807)	10,197	2,305	11,329
Earnings before income taxes	$476,538	$354,585	$1,058,409	$892,577

16.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. have also been guaranteed by these subsidiaries. As of December 28, 2019, Sysco had a total of $7.5 billion in senior notes and debentures that was covered by these guarantees.

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

	Condensed Consolidated Balance Sheet
	Dec. 28, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$123,848	$4,414,664	$4,123,098	$—	$8,661,610
Intercompany receivables	6,545,764	102,177	3,675,995	(10,323,936)	—
Investment in subsidiaries	5,877,563	—	1,244,417	(7,121,980)	—
Plant and equipment, net	235,093	2,220,719	2,138,078	—	4,593,890
Other assets	820,636	728,806	5,134,269	(567,177)	6,116,534
Total assets	$13,602,904	$7,466,366	$16,315,857	$(18,013,093)	$19,372,034
Current liabilities	$1,371,102	$923,600	$4,637,266	$—	$6,931,968
Intercompany payables	1,364,060	3,284,353	5,675,523	(10,323,936)	—
Long-term debt	7,636,689	9,557	446,668	—	8,092,914
Other liabilities	703,527	550,395	1,098,811	(567,177)	1,785,556
Noncontrolling interest	—	—	34,070	—	34,070
Shareholders’ equity	2,527,526	2,698,461	4,423,519	(7,121,980)	2,527,526
Total liabilities and shareholders’ equity	$13,602,904	$7,466,366	$16,315,857	$(18,013,093)	$19,372,034

	Condensed Consolidated Balance Sheet
	Jun. 29, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$121,993	$4,195,543	$3,823,969	$—	$8,141,505
Intercompany receivables	6,162,303	30,469	3,220,237	(9,413,009)	—
Investment in subsidiaries	4,680,530	—	1,126,315	(5,806,845)	—
Plant and equipment, net	252,101	2,162,668	2,086,936	—	4,501,705
Other assets	787,986	718,600	4,372,725	(555,999)	5,323,312
Total assets	$12,004,913	$7,107,280	$14,630,182	$(15,775,853)	$17,966,522
Current liabilities	$465,101	$1,018,650	$4,619,432	$—	$6,103,183
Intercompany payables	686,116	3,443,182	5,283,711	(9,413,009)	—
Long-term debt	7,668,314	7,938	445,806	—	8,122,058
Other liabilities	682,779	545,391	531,081	(555,999)	1,203,252
Noncontrolling interest	—	—	35,426	—	35,426
Shareholders’ equity	2,502,603	2,092,119	3,714,726	(5,806,845)	2,502,603
Total liabilities and shareholders’ equity	$12,004,913	$7,107,280	$14,630,182	$(15,775,853)	$17,966,522

	Condensed Consolidated Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 28, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$9,489,129	$6,135,069	$(599,156)	$15,025,042
Cost of sales	—	7,712,606	5,083,193	(599,156)	12,196,643
Gross profit	—	1,776,523	1,051,876	—	2,828,399
Operating expenses	206,921	1,053,004	1,015,981	—	2,275,906
Operating income (loss)	(206,921)	723,519	35,895	—	552,493
Interest expense (income) (1)	110,821	(23,993)	(10,066)	—	76,762
Other expense (income), net	(612)	(183)	(12)	—	(807)
Earnings (losses) before income taxes	(317,130)	747,695	45,973	—	476,538
Income tax (benefit) provision	(106,906)	188,909	11,125	—	93,128
Equity in earnings of subsidiaries	593,634	—	113,153	(706,787)	—
Net earnings	383,410	558,786	148,001	(706,787)	383,410
Other comprehensive income (loss)	109,101	—	154,955	(154,955)	109,101
Comprehensive income	$492,511	$558,786	$302,956	$(861,742)	$492,511

(1)
Interest expense (income) includes $24.0 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the second quarter ended December 28, 2019. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

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

	Condensed Consolidated Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 28, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$19,299,537	$12,178,357	$(1,149,847)	$30,328,047
Cost of sales	—	15,623,046	10,083,079	(1,149,847)	24,556,278
Gross profit	—	3,676,491	2,095,278	—	5,771,769
Operating expenses	405,761	2,128,841	2,016,356	—	4,550,958
Operating income (loss)	(405,761)	1,547,650	78,922	—	1,220,811
Interest expense (income) (1)	218,157	(44,521)	(13,539)	—	160,097
Other expense (income), net	6,441	(350)	(3,786)	—	2,305
Earnings (losses) before income taxes	(630,359)	1,592,521	96,247	—	1,058,409
Income tax (benefit) provision	(205,406)	401,455	25,169	—	221,218
Equity in earnings of subsidiaries	1,262,144	—	242,701	(1,504,845)	—
Net earnings	837,191	1,191,066	313,779	(1,504,845)	837,191
Other comprehensive income (loss)	33,400	—	28,796	(28,796)	33,400
Comprehensive income	$870,591	$1,191,066	$342,575	$(1,533,641)	$870,591

(1)
Interest expense (income) includes $44.5 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

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

	Condensed Consolidated Cash Flows
	For the 26-Week Period Ended Dec. 28, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$283,101	$175,343	$296,025	$—	$754,469
Investing activities	(146,118)	(186,480)	(306,521)	111,429	(527,690)
Financing activities	(112,342)	(7,053)	37,731	(111,429)	(193,093)
Effect of exchange rates on cash	—	—	5,565	—	5,565
Net increase (decrease) in cash, cash equivalents and restricted cash	24,641	(18,190)	32,800	—	39,251
Cash, cash equivalents and restricted cash at the beginning of period	29,868	117,643	384,734	—	532,245
Cash, cash equivalents and restricted cash at the end of period	$54,509	$99,453	$417,534	$—	$571,496

(1)	Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

	Condensed Consolidated Cash Flows
	For the 26-Week Period Ended Dec. 29, 2018
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$485,875	$100,079	$331,836	$—	$917,790
Investing activities	432,730	(85,254)	(66,591)	(497,897)	(217,012)
Financing activities	(912,101)	(2,819)	(93,709)	497,897	(510,732)
Effect of exchange rates on cash	—	—	(8,904)	—	(8,904)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,504	12,006	162,632	—	181,142
Cash, cash equivalents and restricted cash at the beginning of period	29,144	111,843	574,857	—	715,844
Cash, cash equivalents and restricted cash at the end of period	$35,648	$123,849	$737,489	$—	$896,986

(1)	Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

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

Sysco’s results of operations for fiscal 2020 and fiscal 2019 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. All acquisition-related costs in fiscal 2020 and fiscal 2019 that have been designated as Certain Items relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). These include acquisition-related intangible amortization expense. In addition, fiscal 2019 results of operations were negatively affected by acquisition-related integration costs specific to the Brakes Acquisition and the impact of recognizing a foreign tax credit. These fiscal 2020 and fiscal 2019 items are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our International Foodservice Operations results on a constant currency basis. Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items, and certain metrics are stated on a constant currency basis.

More information on the rationale for the use of non-GAAP financial measures and reconciliations to the most directly comparable numbers calculated in accordance with U.S. generally accepted accounting principles (GAAP) can be found under “Non-GAAP Reconciliations.”

Highlights and Trends

Highlights

Our second quarter of fiscal 2020 performance reflects improved year-over-year performance, including operating income and net earnings growth in the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, both including and excluding Certain Items.

Comparisons of results from the second quarter of fiscal 2020 to the second quarter of fiscal 2019:

•	Sales:

◦	increased 1.8%, or $259.3 million, to $15.0 billion;

•	Operating income:

◦	increased 22.3%, or $100.6 million, to $552.5 million;

◦	adjusted operating income increased 3.9%, or $23.6 million, to $626.9 million;

•	Net earnings:

◦	increased 43.4%, or $116.0 million, to $383.4 million;

◦	adjusted net earnings increased 11.3%, or $44.3 million, to $437.8 million;

•	Basic earnings per share:

◦	increased 44.2%, or $0.23, to $0.75 per share;

•	Diluted earnings per share:

◦	increased 45.9%, or $0.23, to $0.74 per share; and

◦	adjusted diluted earnings per share increased 13.2%, or $0.10, to $0.85 per share.

Comparisons of results from the first 26 weeks of fiscal 2020 to the first 26 weeks of fiscal 2019:

•	Sales:

◦	increased 1.2%, or $347.1 million, to $30.3 billion;

•	Operating income:

◦	increased 13.0%, or $140.8 million, to $1.2 billion;

◦	adjusted operating income increased 5.7%, or $73.8 million, to $1.4 billion;

•	Net earnings:

◦	increased 19.9%, or $138.8 million, to $837.2 million;

◦	adjusted net earnings increased 8.6%, or $75.4 million, to $948.1 million;

•	Basic earnings per share:

◦	increased 22.4%, or $0.30, to $1.64 per share;

•	Diluted earnings per share:

◦	increased 22.1%, or $0.29, to $1.62 per share; and

◦	adjusted diluted earnings per share increased 10.7%, or $0.17, to $1.83 per share.

See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income, adjusted net earnings and adjusted diluted earnings per share, which are non-GAAP financial measures, and reconciliations to the most directly comparable GAAP financial measures.

Trends

The economic and industry trends in the U.S. were favorable in the first 26 weeks of fiscal 2020, illustrated by U.S. gross domestic product growth and continued low unemployment rates. During the calendar quarter, according to Black Box Intelligence, restaurant same-store sales declined, offset by average guest check increases. Although traffic in the food industry shows some decline, market conditions are modestly favorable for foodservice operators in the U.S. Within the international markets, traffic and sales in the United Kingdom (U.K.) and Ireland continue to be soft, as uncertainties around Brexit, affect foodservice and other economic activity. These trends, however, are relatively stable compared to conditions at the end of fiscal 2019. In Canada, signs of a slowing economy were present in some parts of the country during the second quarter of fiscal 2020. In France, GDP growth is expected to continue, household spending has increased and unemployment is trending lower, partially due to labor market reforms.

Our sales growth was driven by continued growth with our local restaurant customers, partially offset by the divestiture of Iowa Premium, LLC (Iowa Premium) in the fourth quarter of fiscal 2019 and the negative impact of foreign exchange rates. Gross profit growth was driven by a continued shift in our customer mix, as we grew local cases at a faster pace than total case growth. Additionally, we experienced continued growth in penetration of our Sysco brand portfolio. Our sales growth has been stronger in our U.S. Broadline operations, with positive levels of growth experienced in our International businesses, with the exception of our operations in France. A strengthening U.S. dollar negatively affected total Sysco sales growth by 0.2% and 0.4% for the second quarter and first 26 weeks of fiscal 2020, respectively, and negatively impacted sales growth for our International Foodservice Operations by 0.9% and 2.1% for the second quarter and first 26 weeks of fiscal 2020, respectively, as we translated our foreign sales due to foreign currency exchange rate changes.

While our gross profit has increased, in the second quarter of fiscal 2020, our gross margin declined in our U.S Foodservice Operations. We experienced inflation at a rate of 2.6% during the second quarter of fiscal 2020, primarily in the dairy products and beef categories. The unusually high rate of inflation in these categories limited our ability to efficiently pass inflation in these categories to our customers. We also experienced a return to more normalized pricing in produce markets in the second quarter of fiscal 2020, as compared to a sharp increase in the second quarter of fiscal 2019. We expect this year over year unfavorable impact to continue in the third quarter of fiscal 2020. Lastly, fuel surcharges have declined as compared to the second quarter of fiscal 2019.

Total operating expenses decreased 1.9% and 1.0% during the second quarter and first 26 weeks of fiscal 2020, respectively, as compared to the second quarter and first 26 weeks of fiscal 2019 due to effective expense management, including benefits from our transformation initiatives. Operating costs within our U.S. operations grew slightly due to higher labor and operational costs. Labor costs were higher due to our decision to retain driver and warehouse personnel in a tight labor market and we will continue to evaluate our staffing needs over the next several quarters. In the second quarter of fiscal 2020, we experienced a twelve-day strike in Denver, which resulted in added costs associated with continuing to serve customers during that period. Our business in France continues to experience challenges arising from our efforts to integrate our France operations. We believe these challenges will continue to negatively impact our performance through the remainder of the fiscal year. We are maintaining our focus on expense reductions as we continue to invest in areas of our business that will help facilitate future growth.

Sysco sold its interests in Iowa Premium in the fourth quarter of fiscal 2019, and, therefore, our operating results for the first 26 weeks of fiscal 2020, as compared to the first 26 weeks of fiscal 2019, reflect decreases that relate to the divestiture of that business.

We have completed the following new acquisitions thus far in fiscal 2020 within our U.S. Foodservice Operations:

•	In the first quarter of fiscal 2020, we acquired J. Kings Food Service Professionals, a New York broadline distributor with approximately $150 million in annual revenue.

•
In the second quarter of fiscal 2020, we acquired Armstrong Produce and Kula Produce, a Hawaii-based broadline fresh produce wholesaler and distributor with approximately $155 million in combined annual revenue.

Strategy

Fiscal 2020 is the third year in our current three-year plan that was established in fiscal 2018 and includes our strategic and financial objectives through fiscal 2020, which will enable us to continue transforming our business, while improving the customer experience of doing business with Sysco. Our target financial objectives have included:

•	reaching $600 million of adjusted operating income growth as compared to fiscal 2017;

•	growing earnings per share faster than operating income; and

•	achieving 16% in adjusted return on invested capital for existing businesses.

These goals were determined on the belief that by fiscal 2020, we could also achieve growth in six financial metrics as compared to fiscal 2017. The goals and our forecasted results for our current three-year plan ending fiscal 2020 are as follows:

•case growth of 2.5% to 3.0%, we have forecasted to achieve 2.5%;
•local case growth of 3.0% to 3.3%, we have forecasted to achieve 3.3%;
•sales and gross profit growth of 3.5% to 4.0%, we have forecasted to achieve 3.7%;
•adjusted operating income growth of 8% or $600 million, we have forecasted to achieve 7.0% and
•adjusted diluted earnings per share growth of 15%, we have forecasted to achieve 15.6%.

The company announced a senior leadership change in mid-January of fiscal 2020 with a goal of accelerating growth and operating improvements. At the time of this announcement, we noted that our fiscal year 2020 performance was generally tracking along with consensus estimates. With 10 quarters of our three-year plan completed, we continue to generate strong performance relative to the plan across most of the metrics noted above. However, after completing our second quarter close and considering recent performance, even with some clear positives such as acceleration in local case growth, we have recently decided to make certain adjustments to our outlook for the remainder of fiscal 2020. Specifically, given challenges we are experiencing such as those related to inflation, integration challenges in France and increased discrete corporate expenses, combined with investment opportunities that can deliver strong returns over time, we have decided to amend our plan. Therefore, we are lowering our fiscal 2018 to fiscal 2020 adjusted operating income growth target to approximately $500 million to $525 million, from the prior $600 million target and we are lowering our three-year adjusted operating income growth guidance from approximately 8% to 7%. Benefits that we have experienced within our results of operations below operating income such as in interest expense and tax expense have provided us with the flexibility to make these investments now while still delivering on top-line and bottom-line earnings per share targets. We believe investing for the long-term is more prudent than seeking a short-term gain and will allow us to advance the work that will both further enhance our customer focus and accelerate future growth as we continue to efficiently manage costs through improved processes.

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

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 28, 2019	Dec. 29, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.2	81.2	81.0	81.1
Gross profit	18.8	18.8	19.0	18.9
Operating expenses	15.1	15.7	15.0	15.3
Operating income	3.7	3.1	4.0	3.6
Interest expense	0.5	0.6	0.5	0.6
Other expense (income), net	—	0.1	—	—
Earnings before income taxes	3.2	2.4	3.5	3.0
Income taxes	0.6	0.6	0.7	0.7
Net earnings	2.6%	1.8%	2.8%	2.3%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
	Dec. 28, 2019	Dec. 28, 2019
Sales	1.8%	1.2%
Cost of sales	1.7	1.0
Gross profit	2.0	1.7
Operating expenses	(1.9)	(1.0)
Operating income	22.3	13.0
Interest expense	(11.9)	(9.1)
Other expense (income), net (1) (2)	(107.9)	(79.7)
Earnings before income taxes	34.4	18.6
Income taxes	6.8	13.9
Net earnings	43.4%	19.9%
Basic earnings per share	44.2%	22.4%
Diluted earnings per share	45.9	22.1
Average shares outstanding	(1.5)	(1.5)
Diluted shares outstanding	(1.7)	(1.8)

(1)	Other expense (income), net was income of $0.8 million in the second quarter of fiscal 2020 and expense of $10.2 million in the second quarter of fiscal 2019.

(2)	Other expense (income), net was expense of $2.3 million in the first 26 weeks of fiscal 2020 and expense of $11.3 million in the first 26 weeks of fiscal 2019.

The following tables represent our results by reportable segments:

	13-Week Period Ended Dec. 28, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,413,575	$2,890,053	$1,455,893	$265,521	$—	$15,025,042
Sales increase (decrease)	3.2%	—%	(5.3)%	5.6%		1.8%
Percentage of total	69.3%	19.2%	9.7%	1.8%		100.0%

Operating income	$768,777	$34,881	$9,861	$9,403	$(270,429)	$552,493
Operating income increase (decrease)	4.2%	(333.8)%	216.7%	64.4%		22.3%
Percentage of total segments	93.4%	4.2%	1.2%	1.2%		100.0%
Operating income as a percentage of sales	7.4%	1.2%	0.7%	3.5%		3.7%

	13-Week Period Ended Dec. 29, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,087,105	$2,890,598	$1,536,607	$251,397	$—	$14,765,707
Percentage of total	68.3%	19.6%	10.4%	1.7%		100.0%

Operating income	$737,477	$(14,917)	$3,114	$5,718	$(279,497)	$451,895
Percentage of total segments	100.8%	(2.0)%	0.4%	0.8%		100.0%
Operating income as a percentage of sales	7.3%	(0.5)%	0.2%	2.3%		3.1%

	26-Week Period Ended Dec. 28, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$21,072,208	$5,802,441	$2,902,887	$550,511	$—	$30,328,047
Sales increase (decrease)	2.9%	(0.2)%	(8.1)%	4.9%		1.2%
Percentage of total	69.5%	19.1%	9.6%	1.8%		100.0%

Operating income	$1,630,183	$89,681	$17,431	$19,540	$(536,024)	$1,220,811
Operating income increase (decrease)	5.0%	72.9%	214.4%	21.7%		13.0%
Percentage of total segments	92.8%	5.1%	1.0%	1.1%		100.0%
Operating income as a percentage of sales	7.7%	1.5%	0.6%	3.5%		4.0%

	26-Week Period Ended Dec. 29, 2018
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$20,486,516	$5,811,548	$3,158,064	$524,858	$—	$29,980,986
Percentage of total	68.3%	19.4%	10.5%	1.8%		100.0%

Operating income	$1,553,235	$51,855	$5,545	$16,053	$(546,653)	$1,080,035
Percentage of total segments	95.5%	3.2%	0.3%	1.0%		100.0%
Operating income as a percentage of sales	7.6%	0.9%	0.2%	3.1%		3.6%

Based on information in Note 15, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I, in the second quarter and first 26 weeks of fiscal 2020, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 88.5% and 88.6% of Sysco’s overall sales, respectively. In the second quarter and first 26 weeks of fiscal 2020, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 97.6% and 97.9% of the total segment operating income, respectively. This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 28, 2019	13-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$10,413,575	$10,087,105	$326,470	3.2%
Gross profit	2,048,905	2,001,819	47,086	2.4
Operating expenses	1,280,128	1,264,342	15,786	1.2
Operating income	$768,777	$737,477	$31,300	4.2%

Gross profit	$2,048,905	$2,001,819	$47,086	2.4%
Adjusted operating expenses (Non-GAAP)	1,276,449	1,264,342	12,107	1.0
Adjusted operating income (Non-GAAP)	$772,456	$737,477	$34,979	4.7%

	26-Week Period Ended Dec. 28, 2019	26-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$21,072,208	$20,486,516	$585,692	2.9%
Gross profit	4,193,791	4,092,046	101,745	2.5
Operating expenses	2,563,608	2,538,811	24,797	1.0
Operating income	$1,630,183	$1,553,235	$76,948	5.0%

Gross profit	$4,193,791	$4,092,046	$101,745	2.5%
Adjusted operating expenses (Non-GAAP)	2,555,803	2,538,811	16,992	0.7
Adjusted operating income (Non-GAAP)	$1,637,988	$1,553,235	$84,753	5.5%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	1.3%	$128.9	1.0%	$199.1
Inflation	2.4	243.1	2.7	549.6
Acquisitions	0.8	81.1	0.6	113.9
Other (1) (2)	(1.3)	(126.6)	(1.4)	(276.9)
Total sales increase	3.2%	$326.5	2.9%	$585.7

(1)	Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

(2)
Approximately $122 million and $235 million of this decrease for the second quarter and first 26 weeks of fiscal 2020, respectively, results from Sysco’s sale of its interest in Iowa Premium in the fourth quarter of fiscal 2019.

Sales for the second quarter of fiscal 2020 were 3.2% higher than the second quarter of fiscal 2019. The primary drivers of the increase were inflation and modest case volume growth in our U.S. Broadline operations. Case volumes from our U.S.

Broadline operations, including acquisitions within the last 12 months, increased 2.0% in the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, and included a 3.7% improvement in locally managed customer case growth along with a 0.1% increase in national customer case volume, reflecting the continued transition of certain national customers, including accounts that we exited during the second quarter of fiscal 2019. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 1.2% for the second quarter of fiscal 2020; therefore, organic local case volume, which excludes acquisitions, grew 2.5%. The increase in local case volume was partially offset by the loss of less profitable business and the divestiture of Iowa Premium in the fourth quarter of fiscal 2019.

Sales for the first 26 weeks of fiscal 2020 were 2.9% higher than the first 26 weeks of fiscal 2019. The primary drivers of the increase were inflation and local customer case volume growth in our U.S. Broadline operations. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, increased 1.4% in the first 26 weeks of fiscal 2020, compared to the first 26 weeks of fiscal 2019, and included a 2.9% improvement in locally managed customer case growth, partially offset by a decrease of 0.3% in national customer case volume. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 1.0% for the first 26 weeks of fiscal 2020; therefore, organic local case volume, which excludes acquisitions, grew 1.9%.

Operating Income

Operating income increased 4.2% and 5.0% for the second quarter and first 26 weeks of fiscal 2020, respectively, as compared to the second quarter and first 26 weeks of fiscal 2019.

Gross profit dollars increased 2.4% and 2.5% in the second quarter and first 26 weeks of fiscal 2020, respectively, as compared to the second quarter and first 26 weeks of fiscal 2019, driven primarily by higher inflation, growth in local cases, growth in Sysco-branded products and changes in our customer mix. The estimated change in product costs, an internal measure of inflation or deflation, for the second quarter and first 26 weeks of fiscal 2020 for our U.S. Broadline operations was inflation of 2.6% and 2.7%, respectively. For the second quarter and first 26 weeks of fiscal 2020, this change in product costs was primarily driven by inflation in the dairy products and meat, primarily beef, categories. Our Sysco brand sales to local customers increased by approximately 27 basis points and 23 basis points for the second quarter and first 26 weeks of fiscal 2020, respectively. Gross margin, which is gross profit as a percentage of sales, was 19.68% and 19.90% in the second quarter and first 26 weeks of fiscal 2020, respectively, which was a decrease of 17 and 7 basis points from the gross margin of 19.85% and 19.97% in the second quarter and first 26 weeks of fiscal 2019, respectively, primarily attributable to inflation that we were unable to efficiently pass through to our customers and to a reduction in fuel surcharges. Additionally, we experienced a sharp decline in produce markets in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019, which negatively affected our gross profit dollar growth. Our local case volume grew at a strong pace during the second quarter of fiscal 2020 mostly driven by increased penetration with current accounts.

Operating expenses for the second quarter of fiscal 2020 increased 1.2%, or $15.8 million, compared to the second quarter of fiscal 2019, primarily driven by higher labor costs due to our decision to retain driver and warehouse personnel in a tight labor market along with rising fuel costs. Operating expenses for the first 26 weeks of fiscal 2020 decreased 1.0%, or $24.8 million, compared to the first 26 weeks of fiscal 2019. Our operating expense growth during the second quarter of fiscal 2020 was primarily driven by rising fuel costs and an increase in bad debt expense. These increases were largely offset by the impact of transformational initiatives and by decreases in operating expenses associated with the divestiture of Iowa Premium in the fourth quarter of fiscal 2019.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 28, 2019	13-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$2,890,053	$2,890,598	$(545)	—%
Gross profit	586,039	589,922	(3,883)	(0.7)
Operating expenses	551,158	604,839	(53,681)	(8.9)
Operating income	$34,881	$(14,917)	$49,798	NM

Gross profit	$586,039	$589,922	$(3,883)	(0.7)%
Adjusted operating expenses (Non-GAAP)	511,996	506,872	5,124	1.0
Adjusted operating income (Non-GAAP)	$74,043	$83,050	$(9,007)	(10.8)%

Sales on a constant currency basis (Non-GAAP)	$2,915,342	$2,890,598	$24,744	0.9%
Gross profit on a constant currency basis (Non-GAAP)	592,076	589,922	2,154	0.4
Adjusted operating expenses on a constant currency basis (Non-GAAP)	518,268	506,872	11,396	2.2
Adjusted operating income on a constant currency basis (Non-GAAP)	$73,808	$83,050	$(9,242)	(11.1)%

	26-Week Period Ended Dec. 28, 2019	26-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$5,802,441	$5,811,548	$(9,107)	(0.2)%
Gross profit	1,191,224	1,205,427	(14,203)	(1.2)
Operating expenses	1,101,543	1,153,572	(52,029)	(4.5)
Operating income	$89,681	$51,855	$37,826	72.9%

Gross profit	$1,191,224	$1,205,427	$(14,203)	(1.2)%
Adjusted operating expenses (Non-GAAP)	1,018,199	1,026,980	(8,781)	(0.9)
Adjusted operating income (Non-GAAP)	$173,025	$178,447	$(5,422)	(3.0)%

Sales on a constant currency basis (Non-GAAP)	$5,924,879	$5,811,548	$113,331	2.0%
Gross profit on a constant currency basis (Non-GAAP)	1,220,278	1,205,427	14,851	1.2
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,045,158	1,026,980	18,178	1.8
Adjusted operating income on a constant currency basis (Non-GAAP)	$175,120	$178,447	$(3,327)	(1.9)%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	2.4%	$68.8	2.1%	$122.9
Acquisitions	0.5	14.7	0.5	27.2
Foreign currency	(0.9)	(25.5)	(2.1)	(120.2)
Other (1)	(2.0)	(58.5)	(0.7)	(39.0)
Total sales increase	—%	$(0.5)	(0.2)%	$(9.1)

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the second quarter and first 26 weeks of fiscal 2020 were flat and 0.2% lower, respectively, as compared to the second quarter and first 26 weeks of fiscal 2019, primarily due to changes in foreign exchange rates used to translate our foreign sales into U.S. dollars, as noted in the tables above, largely offset by product cost inflation in Europe and Canada. Canada experienced lower sales growth as a result of a slowing economy in some parts of the country and the loss of a large chain customer. Latin America experienced modestly improved performance in the second quarter and first 26 weeks of fiscal 2020, as compared to the second quarter and first 26 weeks of fiscal 2019, driven by strong sales growth despite slight economic contractions in some of the countries in which we operate. Performance in the U.K. during the second quarter and first 26 weeks of fiscal 2020 has been stable, despite continuing uncertainty regarding the outcome of Brexit. We had positive results in Ireland and Sweden as a result of a positive business environment and strong independent sales growth. Sales growth in the International business was partially offset by weaker results in France due to continued operational challenges.

Operating Income

Operating income increased by $49.8 million and $37.8 million, or 333.8% and 72.9%, for the second quarter and first 26 weeks of fiscal 2020, respectively, as compared to the second quarter and first 26 weeks of fiscal 2019. Our operating income increased during the second quarter and first 26 weeks of fiscal 2020 due to ongoing restructuring and integration work in our European operations and regionalization efforts in our Canadian operations. Our business in France continued to experience operational challenges arising from our integration efforts between our two business in France. Restructuring and business transformation charges also negatively affected our U.K. operations as we continue our efforts related to modernizing the business and growing our customer base. Operating income, on an adjusted basis, decreased by $9.0 million, or 10.8%, for the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019. Foreign exchange rates positively affected operating income by 0.3%, resulting in an 11.1% decrease in adjusted operating income on a constant currency basis. Operating income, on an adjusted basis, decreased by $5.4 million, or 3.0%, for the first 26 weeks of fiscal 2020, as compared to the first 26 weeks of fiscal 2019. Foreign exchange rates negatively affected operating income by 1.2%, resulting in a 1.9% decrease in adjusted operating income on a constant currency basis.

Gross profit dollars decreased by 0.7% in the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, primarily attributable to changes in foreign exchange rates that negatively affected gross profit by 1.0%, resulting in a 0.4% increase in adjusted gross profit on a constant currency basis. Gross profit dollars decreased by 1.2% in the first 26 weeks of fiscal 2020, as compared to the first 26 weeks of fiscal 2019, primarily attributable to changes in foreign exchange rates that negatively affected gross profit by 2.4%, resulting in a 1.2% increase in adjusted gross profit on a constant currency basis.

Operating expenses for the second quarter and first 26 weeks of fiscal 2020 decreased 8.9% and 4.5%, or $53.7 million and $52.0 million, respectively, as compared to the second quarter and first 26 weeks of fiscal 2019, primarily due to reduced restructuring and integration charges being incurred in France. We incurred restructuring charges of $48.5 million primarily relating to restructuring and integration in France and the U.K. and the ongoing regionalization efforts in our Canadian operations during the first 26 weeks of fiscal 2020, as compared to $83.8 million of restructuring charges in the first 26 weeks of fiscal 2019. Operating expenses, on an adjusted basis, for the second quarter of fiscal 2020 increased 1.0%, or $5.1 million, compared to the second quarter of fiscal 2019. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars positively affected operating expenses during the period by 1.2%, resulting in a 2.2% increase in adjusted operating expenses on a constant currency basis. Operating expenses, on an adjusted basis, for the first 26 weeks of fiscal 2020, decreased 0.9%, or $8.8 million, compared to the first 26 weeks of fiscal 2019. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars positively affected operating expenses during the period by 2.6%, resulting in a 1.8% increase in adjusted operating expenses on a constant currency basis.

Results of SYGMA and Other Segment

For SYGMA, sales were 5.3% and 8.1% lower in the second quarter and first 26 weeks of fiscal 2020, respectively, as compared to the second quarter and first 26 weeks of fiscal 2019, primarily from a decline in case volume due to the exit of certain customers during the first 26 weeks of fiscal 2020, as we remain disciplined and focused on improving the profitability of our portfolio of customers, resulting in gross margin growth of 62 basis points and 67 basis points, respectively. Operating income increased by $6.7 million and $11.9 million in the second quarter and first 26 weeks of fiscal 2020, respectively, as compared to the second quarter and first 26 weeks of fiscal 2019, due to our focus on business and routing optimization.

For the operations that are grouped within Other, operating income increased 64.4%, or $3.7 million, in the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019. Operating income increased 21.7%, or $3.5 million, in the first 26 weeks of fiscal 2020, as compared to the first 26 weeks of fiscal 2019. The increase was primarily attributable to improved results from Sysco Labs. Guest Supply gross profit increased 5.0% and 2.0% in the second quarter and first 26 weeks of fiscal 2020, respectively, as the business continued to address cost challenges.

Corporate Expenses

Corporate expenses in the second quarter of fiscal 2020 decreased $1.3 million, or 0.5%, as compared to the second quarter of fiscal 2019, primarily due to a decrease in expenses related to our business technology initiatives. Corporate expenses in the first 26 weeks of fiscal 2020 decreased $4.4 million, or 0.8%, as compared to the first 26 weeks of fiscal 2019, primarily due to a decrease in expenses related to our business technology initiatives, along with lower pay-related expenses, partly driven by our Corporate office expense initiatives. Corporate expenses, on an adjusted basis, increased $21.6 million, or 9.8%, and $30.6 million, or 6.8% as compared to the second quarter and first 26 weeks of fiscal 2019, respectively. This increase is primarily due to costs associated with liability claims and expenses from the strike that occurred in Denver.

Included in corporate expenses are Certain Items that totaled $30.6 million and $53.4 million in the second quarter and first 26 weeks of fiscal 2020, respectively, as compared to $53.5 million and $88.4 million in the second quarter and first 26 weeks of fiscal 2019, respectively. Certain Items impacting the second quarter and first 26 weeks of fiscal 2020 and fiscal 2019 were primarily expenses associated with our various transformation initiatives. Certain Items in the second quarter and first 26 weeks of fiscal 2019 also included severance charges.

Interest Expense

Interest expense decreased $10.4 million and $16.0 million for the second quarter and first 26 weeks of fiscal 2020, as compared to the second quarter and first 26 weeks of fiscal 2019, respectively, primarily due to a favorable comparison to the prior year attributable to lower floating interest rates and higher floating debt balances.

Net Earnings

Net earnings increased 43.4% and 19.9% in the second quarter and first 26 weeks of fiscal 2020, respectively, as compared to the second quarter and first 26 weeks of the prior year, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I.

Adjusted net earnings, excluding Certain Items, increased 11.3% in the second quarter of fiscal 2020, primarily due to gross profit growth and a decline in operating expense, partially offset by an unfavorable tax expense comparison to the prior year. Adjusted net earnings, excluding Certain Items, increased 8.6% in the first 26 weeks of fiscal 2020, primarily due to gross profit growth, partially offset by an unfavorable tax expense comparison to the prior year.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2020 were $0.75, a 44.2% increase from the comparable prior year period amount of $0.52 per share. Diluted earnings per share in the second quarter of fiscal 2020 were $0.74, a 45.9% increase from the comparable prior year period amount of $0.51 per share. Adjusted diluted earnings per share, excluding Certain Items, in the second quarter of fiscal 2020 were $0.85, an 13.2% increase from the comparable prior year period amount of $0.75 per share. These results were primarily attributable to the factors discussed above related to net earnings in the second quarter of fiscal 2020.

Basic earnings per share in the first 26 weeks of fiscal 2020 were $1.64, a 22.4% increase from the comparable prior year period amount of $1.34 per share. Diluted earnings per share in the first 26 weeks of fiscal 2020 were $1.62, a 22.1% increase from the comparable prior year period amount of $1.33 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 26 weeks of fiscal 2020 were $1.83, a 10.7% increase from the comparable prior year period amount of $1.66 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first 26 weeks of fiscal 2020.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2020 and fiscal 2019 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. All acquisition-related costs in the first 26 weeks of fiscal 2020 and fiscal 2019 that have been designated as Certain Items relate to the Brakes Acquisition. These include acquisition-related intangible amortization expense. In addition, results of operations in the first 26 weeks of fiscal 2019 were negatively affected by acquisition-related integration costs specific to the Brakes Acquisition and the impact of recognizing a foreign tax credit.

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

Set forth below is a reconciliation of sales, operating expenses, operating income, interest expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented. Individual components of diluted earnings per share may not add up to the total presented due to rounding. Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	13-Week Period Ended Dec. 28, 2019	13-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
	(Dollars in thousands, except for per share data)
Operating expenses (GAAP)	$2,275,906	$2,319,817	$(43,911)	(1.9)%
Impact of restructuring and transformational project costs (1)	(57,105)	(134,436)	77,331	(57.5)
Impact of acquisition-related costs (2)	(17,312)	(17,008)	(304)	1.8
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,201,489	$2,168,373	$33,116	1.5%

Operating income (GAAP)	$552,493	$451,895	$100,598	22.3%
Impact of restructuring and transformational project costs (1)	57,105	134,436	(77,331)	(57.5)
Impact of acquisition-related costs (2)	17,312	17,008	304	1.8
Operating income adjusted for Certain Items (Non-GAAP)	$626,910	$603,339	$23,571	3.9%

Net earnings (GAAP)	$383,410	$267,380	$116,030	43.4%
Impact of restructuring and transformational project costs (1)	57,105	134,436	(77,331)	(57.5)
Impact of acquisition-related costs (2)	17,312	17,008	304	1.8
Tax impact of restructuring and transformational project costs (3)	(15,372)	(34,886)	19,514	(55.9)
Tax impact of acquisition-related costs (3)	(4,658)	(5,611)	953	(17.0)
Impact of US transition tax	—	15,154	(15,154)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$437,797	$393,481	$44,316	11.3%

Diluted earnings per share (GAAP)	$0.74	$0.51	$0.23	45.9%
Impact of restructuring and transformational project costs (1)	0.11	0.26	(0.15)	(57.7)
Impact of acquisition-related costs (2)	0.03	0.03	—	NM
Tax impact of restructuring and transformational project costs (3)	(0.03)	(0.07)	0.04	(57.1)
Tax impact of acquisition-related costs (3)	(0.01)	(0.01)	—	NM
Impact of US transition tax	—	0.03	(0.03)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$0.85	$0.75	$0.10	13.2%

(1)
Fiscal 2020 includes $34 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, and $23 million related to restructuring, facility closure and severance charges. Fiscal 2019 includes $53 million related to various transformation initiative costs, of which $17 million relates to accelerated depreciation related to software that was replaced, and $81 million relates to severance, restructuring and facility closure charges in Europe and Canada, of which $55 million relates to our integration of Brake France and Davigel into Sysco France.

(2)	Fiscal 2020 and fiscal 2019 each include $17 million related to intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice.

(3)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(4)
Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

NM represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 28, 2019	26-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
	(Dollars in thousands, except for share and per share data)
Operating expenses (GAAP)	$4,550,958	$4,595,462	$(44,504)	(1.0)%
Impact of restructuring and transformational project costs (1)	(113,827)	(175,339)	61,512	(35.1)
Impact of acquisition-related costs (2)	(34,222)	(39,645)	5,423	(13.7)
Operating expenses adjusted for Certain Items (Non-GAAP)	$4,402,909	$4,380,478	$22,431	0.5%

Operating income (GAAP)	$1,220,811	$1,080,035	$140,776	13.0%
Impact of restructuring and transformational project costs (1)	113,827	175,339	(61,512)	(35.1)
Impact of acquisition-related costs (2)	34,222	39,645	(5,423)	(13.7)
Operating income adjusted for Certain Items (Non-GAAP)	$1,368,860	$1,295,019	$73,841	5.7%

Net earnings (GAAP)	$837,191	$698,422	$138,769	19.9%
Impact of restructuring and transformational project costs (1)	113,827	175,339	(61,512)	(35.1)
Impact of acquisition-related costs (2)	34,222	39,645	(5,423)	(13.7)
Tax impact of restructuring and transformational project costs (3)	(29,294)	(45,560)	16,266	(35.7)
Tax impact of acquisition-related costs (3)	(8,807)	(10,302)	1,495	(14.5)
Impact of US transition tax	—	15,154	(15,154)	NM
Impact of French tax rate change	924	—	924	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$948,063	$872,698	$75,365	8.6%

Diluted earnings per share (GAAP)	$1.62	$1.33	$0.29	22.1%
Impact of restructuring and transformational project costs (1)	0.22	0.33	(0.11)	(33.3)
Impact of acquisition-related costs (2)	0.07	0.08	(0.01)	(12.5)
Tax impact of restructuring and transformational project costs (3)	(0.06)	(0.09)	0.03	(33.3)
Tax impact of acquisition-related costs (3)	(0.02)	(0.02)	—	NM
Impact of US transition tax	—	0.03	(0.03)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$1.83	$1.66	$0.17	10.7%

(1)
Fiscal 2020 includes $62 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, and $52 million related to severance, restructuring and facility closure charges. Fiscal 2019 includes $79 million related to various transformation initiative costs, of which $17 million relates to accelerated depreciation related to software that was replaced, and $96 million related to severance, restructuring and facility closure charges in Europe and Canada, of which $56 million relates to our integration of Brake France and Davigel into Sysco France.

(2)
Fiscal 2020 and fiscal 2019 include $34 million and $39 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice and integration costs in fiscal 2019.

(3)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(4)
Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

NM represents that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented (dollars in thousands):

	13-Week Period Ended Dec. 28, 2019	13-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,280,128	$1,264,342	$15,786	1.2%
Impact of restructuring and transformational project costs (1)	(3,679)	—	(3,679)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,276,449	$1,264,342	$12,107	1.0%

Operating income (GAAP)	$768,777	$737,477	$31,300	4.2%
Impact of restructuring and transformational project costs (1)	3,679	—	3,679	NM
Operating income adjusted for Certain Items (Non-GAAP)	$772,456	$737,477	$34,979	4.7%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$2,890,053	$2,890,598	$(545)	NM
Impact of currency fluctuations (2)	25,289	—	25,289	0.9
Comparable sales using a constant currency basis (Non-GAAP)	$2,915,342	$2,890,598	$24,744	0.9%

Gross Profit (GAAP)	$586,039	$589,922	$(3,883)	(0.7)%
Impact of currency fluctuations (2)	6,037	—	6,037	1.0
Comparable gross profit using a constant currency basis (Non-GAAP)	$592,076	$589,922	$2,154	0.4%

Gross Margin (GAAP)	20.28%	20.41%		-13 bps
Impact of currency fluctuations (2)	0.03	—		3 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.31%	20.41%		-10 bps

Operating expenses (GAAP)	$551,158	$604,839	$(53,681)	(8.9)%
Impact of restructuring and transformational project costs (3)	(21,850)	(81,020)	59,170	(73.0)
Impact of acquisition-related costs (4)	(17,312)	(16,947)	(365)	2.2
Operating expenses adjusted for Certain Items (Non-GAAP)	$511,996	$506,872	$5,124	1.0%
Impact of currency fluctuations (2)	6,272	—	6,272	1.2
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$518,268	$506,872	$11,396	2.2%

Operating income (GAAP)	$34,881	$(14,917)	$49,798	NM
Impact of restructuring and transformational project costs (3)	21,850	81,020	(59,170)	(73.0)
Impact of acquisition related costs (4)	17,312	16,947	365	2.2
Operating income adjusted for Certain Items (Non-GAAP)	$74,043	$83,050	$(9,007)	(10.8)%
Impact of currency fluctuations (2)	(235)	—	(235)	(0.3)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$73,808	$83,050	$(9,242)	(11.1)%

SYGMA
Operating expenses (GAAP)	$114,378	$118,423	$(4,045)	(3.4)%
Impact of restructuring and transformational project costs (5)	(956)	—	(956)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$113,422	$118,423	$(5,001)	(4.2)%

Operating income (GAAP)	$9,861	$3,114	$6,747	NM
Impact of restructuring and transformational project costs (5)	956	—	956	NM
Operating income adjusted for Certain Items (Non-GAAP)	$10,817	$3,114	$7,703	NM

CORPORATE
Operating expenses (GAAP)	$273,139	$274,430	$(1,291)	(0.5)%
Impact of restructuring and transformational project costs (6)	(30,620)	(53,416)	22,796	(42.7)
Impact of acquisition-related costs (7)	—	(61)	61	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$242,519	$220,953	$21,566	9.8%

Operating income (GAAP)	$(270,429)	$(279,497)	$9,068	(3.2)%
Impact of restructuring and transformational project costs (6)	30,620	53,416	(22,796)	(42.7)
Impact of acquisition-related costs (7)	—	61	(61)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$(239,809)	$(226,020)	$(13,789)	6.1%

* Segment has no applicable Certain Items

(1)	Includes charges related to business transformation projects.

(2)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.

(3)	Includes restructuring, facility closure and severance costs primarily in Europe and Canada.

(4)	Fiscal 2020 and fiscal 2019 each include $17 million related to intangible amortization expense from the Brakes Acquisition.

(5)	Includes charges related to facility closures and other restructuring charges.

(6)	Fiscal 2020 and fiscal 2019 include various transformation initiative costs, primarily consisting of changes to our business technology strategy and severance charges related to restructuring.

(7)	Fiscal 2019 includes integration costs from the Brakes Acquisition.
NM represents that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented (dollars in thousands):

	26-Week Period Ended Dec. 28, 2019	26-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$2,563,608	$2,538,811	$24,797	1.0%
Impact of restructuring and transformational project costs (1)	(7,805)	—	(7,805)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,555,803	$2,538,811	$16,992	0.7%

Operating income (GAAP)	$1,630,183	$1,553,235	$76,948	5.0%
Impact of restructuring and transformational project costs (1)	7,805	—	7,805	NM
Operating income adjusted for Certain Items (Non-GAAP)	$1,637,988	$1,553,235	$84,753	5.5%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$5,802,441	$5,811,548	$(9,107)	(0.2)%
Impact of currency fluctuations (2)	122,438	—	122,438	2.1
Comparable sales using a constant currency basis (Non-GAAP)	$5,924,879	$5,811,548	$113,331	2.0%

Gross Profit (GAAP)	$1,191,224	$1,205,427	$(14,203)	(1.2)%

Impact of currency fluctuations (2)	29,054	—	29,054	2.4
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,220,278	$1,205,427	$14,851	1.2%

Operating expenses (GAAP)	$1,101,543	$1,153,572	$(52,029)	(4.5)%
Impact of restructuring and transformational project costs (3)	(49,122)	(87,746)	38,624	(44.0)
Impact of acquisition-related costs (4)	(34,222)	(38,846)	4,624	(11.9)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,018,199	$1,026,980	$(8,781)	(0.9)%
Impact of currency fluctuations (2)	26,959	—	26,959	2.6
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,045,158	$1,026,980	$18,178	1.8%

Operating income (GAAP)	$89,681	$51,855	$37,826	72.9%
Impact of restructuring and transformational project costs (3)	49,122	87,746	(38,624)	(44.0)
Impact of acquisition related costs (4)	34,222	38,846	(4,624)	(11.9)
Operating income adjusted for Certain Items (Non-GAAP)	$173,025	$178,447	$(5,422)	(3.0)%
Impact of currency fluctuations (2)	2,095	—	2,095	1.2
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$175,120	$178,447	$(3,327)	(1.9)%

SYGMA
Operating expenses (GAAP)	$232,726	$245,318	$(12,592)	(5.1)%
Impact of restructuring and transformational project costs (5)	(3,540)	—	(3,540)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$229,186	$245,318	$(16,132)	(6.6)%

Operating income (GAAP)	$17,431	$5,545	$11,886	NM
Impact of restructuring and transformational project costs (5)	3,540	—	3,540	NM
Operating income adjusted for Certain Items (Non-GAAP)	$20,971	$5,545	$15,426	NM

CORPORATE
Operating expenses (GAAP)	$534,371	$538,778	$(4,407)	(0.8)%
Impact of restructuring and transformational project costs (6)	(53,360)	(87,593)	34,233	(39.1)
Impact of acquisition-related costs (7)	—	(799)	799	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$481,011	$450,386	$30,625	6.8%

Operating income (GAAP)	$(536,024)	$(546,653)	$10,629	(1.9)%
Impact of restructuring and transformational project costs (6)	53,360	87,593	(34,233)	(39.1)
Impact of acquisition-related costs (7)	—	799	(799)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$(482,664)	$(458,261)	$(24,403)	5.3%

* Segment has no applicable Certain Items

(1)	Includes charges related to business transformation projects.

(2)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.

(3)	Includes restructuring, severance and facility closure costs in Europe and Canada.

(4)	Fiscal 2020 and fiscal 2019 include $34 million and $39 million, respectively, related to intangible amortization expense from the Brakes Acquisition.

(5)	Includes charges related to facility closures and other restructuring charges.

(6)
Fiscal 2020 and fiscal 2019 include various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $17 million of accelerated depreciation on software that is being replaced and severance charges related to restructuring.

(7)	Fiscal 2019 includes integration costs from the Brakes Acquisition.

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

Form of calculation:
Net earnings (GAAP)
Impact of Certain Items on net earnings
Adjusted net earnings (Non-GAAP)

Invested Capital (GAAP)
Adjustments to invested capital
Adjusted Invested capital (Non-GAAP)

Return on invested capital (GAAP)
Return on invested capital (Non-GAAP)

Additional targets and expectations include our adjusted operating income and adjusted diluted earnings per share targets that we expect to achieve by the end of fiscal 2020 under our three-year plan. We have revised the expected growth rates for these targets within our three-year plan, and, although there are uncertainties in projecting Certain Items for the remainder of fiscal 2020, we have modeled a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures based on our forecasted full year results. We have calculated these adjusted forecasted results in the same manner as the reconciliations provided for historical periods presented herein. Nevertheless, the impact of future Certain Items could cause projected non-GAAP amounts to differ significantly from our GAAP results. Future results may differ from our expectations set forth in the table below as expressed in the forward-looking statements identified within Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

Fiscal 2018 - Fiscal 2020 Three-Year Plan Projection

	Year Ended
	June 27, 2020	July 1, 2017	3-year Plan Change $ Results	CAGR

Operating income (GAAP)	$2,539,614	$2,054,616	$484,998	7.3%
Impact of restructuring and transformational project costs	257,340	161,011	96,329
Impact of acquisition-related costs	68,822	102,049	(33,227)
Impact of MEPP charge	—	35,600	(35,600)
Operating income adjusted for Certain Items (Non-GAAP) (1)	$2,865,776	$2,353,276	$512,500	6.8%

Diluted earnings per share (GAAP)	$3.31	$2.08	$1.23	16.7%
Impact of restructuring and transformational project costs, net of tax	0.39	0.20	0.19
Impact of acquisition-related costs, net of tax	0.10	0.16	(0.06)
Impact of MEPP charge, net of tax	—	0.04	(0.04)
Diluted EPS adjusted for Certain Items (Non-GAAP) (1)(2)	$3.81	$2.48	$1.32	15.4%

(1) The forecasted adjusted operating income and adjusted diluted EPS targets for fiscal 2020 represents the expected result required to achieve the mid-point of the fiscal 2018 to fiscal 2020 adjusted operating income growth target range of approximately $500 million to $525 million.
(2) Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from the first 26 weeks of fiscal 2020 to the first 26 weeks of fiscal 2019:

•	Cash flows from operations were $754.5 million in fiscal 2020, compared to $917.8 million in fiscal 2019;

•	Net capital expenditures totaled $383.1 million in fiscal 2020, compared to $216.9 million in fiscal 2019;

•
Free cash flow was $371.4 million in fiscal 2020, compared to free cash flow of $700.9 million in fiscal 2019 (see below under the heading “Free Cash Flow” for an explanation of this non-GAAP financial measure);

•	There were $721.4 million of commercial paper issuances and net bank borrowings in fiscal 2020, compared to $109.9 million commercial paper issuances and net bank borrowings in fiscal 2019;

•	Dividends paid were $399.1 million in fiscal 2020, compared to $379.2 million in fiscal 2019; and

•	Cash paid for treasury stock repurchases was $630.4 million in fiscal 2020, compared to $739.2 million in fiscal 2019.

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

As of December 28, 2019, we had $524.6 million in cash and cash equivalents, approximately 59% of which was held by our international subsidiaries and generated from our earnings of international operations. If these earnings were to be transferred among countries or repatriated to the U.S., such amounts may become subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive), must maintain a sufficient level of liquidity to fund future reserve payments. As of December 28, 2019, the Captive held $122.9 million of fixed income marketable securities and $46.9 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $11.4 million in marketable securities in fiscal 2020 and received $9.0 million in proceeds from the sale of marketable securities in fiscal 2020.

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

Cash Flows

Operating Activities

We generated $754.5 million in cash flows from operations in the first 26 weeks of fiscal 2020, compared to cash flows of $917.8 million in the first 26 weeks of fiscal 2019. These amounts include year-over-year unfavorable comparisons on working capital, partially offset by a favorable comparison on accrued income taxes.
Changes in working capital had a negative impact of $421.8 million on cash flow from operations period-over-period. There was an unfavorable comparison on accounts payable, inventories and accounts receivable. The impact to accounts payable is primarily due to more timely payments to suppliers due to improved processes achieved through our Finance Transformation Project. Inventories increased primarily due to replenishment immediately after a holiday time period and the impact of inflation. Accounts receivables increased primarily due to challenges in our collection efforts due to process changes that have occurred in our Finance Transformation Project and an increase in uncollectible accounts.

Seasonal trends also impact our cash flows from operating activities, as we typically use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. Normally, our U.S. tax payments are greater in the second quarter of each fiscal year. In fiscal 2020, due to relief provided in connection with the impact of Tropical

Storm Imelda, our tax payments were not made until our third quarter of fiscal 2020, resulting in a one-quarter deferral and, therefore, lower tax payments in the first 26 weeks of fiscal 2020.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2020 primarily consisted of facility replacements and expansions, fleet, technology equipment, and warehouse equipment. Our capital expenditures in the first 26 weeks of fiscal 2020 were higher by $169.6 million, as compared to the first 26 weeks of fiscal 2019, primarily due to timing of capital spend in the first 26 weeks of fiscal 2019.

During the first 26 weeks of fiscal 2020, we paid $142.8 million, net of cash acquired, for acquisitions. There were no such acquisitions made in the first 26 weeks of fiscal 2019.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment. Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. Our free cash flow for the first 26 weeks of fiscal 2020 decreased by $329.5 million, to $371.4 million, as compared to the first 26 weeks of fiscal 2019, principally as a result of year-over-year increased capital expenditures and a decrease in cash flows from operations.

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

	26-Week Period Ended Dec. 28, 2019	26-Week Period Ended Dec. 29, 2018
	(In thousands)
Net cash provided by operating activities (GAAP)	$754,469	$917,790
Additions to plant and equipment	(393,379)	(223,825)
Proceeds from sales of plant and equipment	10,293	6,901
Free Cash Flow (Non-GAAP)	$371,383	$700,866

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $141.7 million in the first 26 weeks of fiscal 2020, as compared to $137.9 million in the first 26 weeks of fiscal 2019. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. In August 2019, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. We repurchased 8.1 million shares for $630.4 million during the first 26 weeks of fiscal 2020, compared to 10.8 million shares repurchased in the first 26 weeks of fiscal 2019 for $739.2 million. We repurchased approximately 569.6 thousand additional shares for $48.0 million through January 17, 2020, resulting in a remaining authorization of approximately $2.3 billion. The number of shares we repurchase during the remainder of fiscal 2020 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first 26 weeks of fiscal 2020 were $399.1 million, or $0.78 per share, as compared to $379.2 million, or $0.72 per share, in the first 26 weeks of fiscal 2019. In November 2019, we declared our regular quarterly dividend for the second quarter of fiscal 2020 of $0.45 per share, which was paid in January 2020.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I. Our outstanding borrowings at December 28, 2019, and repayment activity since the close of the second quarter of fiscal 2020, are disclosed within that note. Updated amounts through January 17, 2020, include:

•	$924.3 million outstanding from our commercial paper program; and

•	No amounts outstanding from the credit facility supporting our commercial paper program.

During the first 26 weeks of fiscal 2020 and 2019, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 2.09% and 2.23%, respectively.

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

•
projections of future performance under our three-year strategic financial plan, including, but not limited to, our expectation that we will reach approximately $500 million to $525 million of adjusted operating income growth as compared to fiscal 2017, our goal of growing earnings per share faster than operating income, and achieving 16% in adjusted return on invested capital improvement for existing businesses;

•	our forecasted results for our current three-year plan ending fiscal 2020;

•
our expectations regarding the accelerated investments we are making related to our long-term strategic growth plans in Europe, and our expectations that such investments will enrich the customer experience and position us well in the European market;

•	estimates regarding the outcome of legal proceedings;

•	the impact of seasonal trends on our free cash flow;

•	our expectations regarding the use of remaining cash generated from operations;

•	estimates regarding our capital expenditures;

•	our expectations regarding the impact of potential acquisitions and sales of assets on our liquidity, borrowing capacity, leverage ratios and capital availability;

•	our expectations regarding the impact on our performance of the operational challenges facing our business in France;

•	our expectations regarding GDP growth in France;

•	our plans to focus on accelerating our business;

•	our expectations regarding the impact of costs associated with the senior leadership change;

•	our expectations regarding future accelerated growth and performance, and expectations regarding the impact on adjusted operating income of investment spending to achieve those goals;

•	our expectations regarding trends in produce markets;

•	our expectations regarding the calculation of adjusted return on invested capital, adjusted operating income, adjusted net earnings and adjusted diluted earnings per share;

•	our expectations regarding the impact of future Certain Items on our projected future non-GAAP and GAAP results;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	our ability to meet future cash requirements, including the ability to access financial markets effectively, including issuances of debt securities, and maintain sufficient liquidity;

•	our ability to effectively access the commercial paper market and long-term capital markets;

•	our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof; and

•	our expectations regarding share repurchases.

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

•	the risk that divestiture of one or more of our businesses may not provide the anticipated effects on our operations;

•	the risk that the U.K.’s exit from the European Union (EU) on January 31, 2020, commonly referred to as Brexit, may adversely impact our operations in the U.K., including those of the Brakes Group;

•	the risk that future labor disruptions or disputes could disrupt the integration of Brake France and Davigel into Sysco France and our operations in France and the EU generally;

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

Interest Rate Risk

At December 28, 2019, there was $853.3 million in aggregate commercial paper issuances outstanding. Total debt as of December 28, 2019 was $8.9 billion, of which approximately 64% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first 26 weeks of fiscal 2020 and fiscal 2019.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of December 28, 2019, we had diesel fuel swaps with a total notional amount of approximately 54 million gallons through December 2020. These swaps are expected to lock in the price of approximately 65% of our projected fuel purchase needs for fiscal 2020. Additional swaps have been entered into for hedging activity in fiscal 2021. As of December 28, 2019, we had diesel fuel swaps with a total notional amount of approximately 29 million gallons specific to fiscal 2021. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 28, 2019, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our international operations subject us to certain risks, including economic and political instability and potential unfavorable changes in laws and regulations in international markets in which we operate. For example, the U.K.’s exit from the EU on January 31, 2020 (commonly referred to as “Brexit”) and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the EU and otherwise negatively impact our European operations.

The Withdrawal Agreement between the U.K. and the EU that establishes the terms governing the U.K.’s departure provides that, among other things, there will be a transition period under which the U.K. will remain a part of the EU customs and regulatory area until December 31, 2020 (which may potentially be extended until December 31, 2022 at the latest). During this time, the U.K. and the EU will negotiate their future trading relationship, which under current U.K. Government policy is anticipated to take the form of a free trade agreement. As a result, there continues to be significant uncertainty about the terms under which the U.K. will continue to trade with the EU after the end of the transition period, and the date on which these terms will take effect. It is possible that Brexit will result in our U.K. and EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs, which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, if the transition period were to expire without an agreement (a “no-deal Brexit”), there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU. Such impacts may directly increase our costs or could decrease demand for our goods and services by adversely impacting the business of restaurants or other customers in the foodservice distribution industry.

The completion of Brexit could also adversely affect the value of our euro- and pound-denominated assets and obligations. Exchange rates related to the British pound sterling have been more volatile since the U.K. announced it would exit the EU and such volatility may continue in the future. Future fluctuations in the exchange rate between the British pound sterling and the local currencies of our suppliers may have the effect of increasing our cost of goods sold in the U.K., which increases we may not be able to pass on to our customers. Uncertainty surrounding Brexit has contributed to recent fluctuations in the U.K. economy and could experience future disruptions. In addition, Brexit could cause financial and capital markets within and outside the U.K. or the EU to constrict, thereby negatively impacting our ability to finance our business, and could cause a substantial dip in consumer confidence and spending that could negatively impact the foodservice distribution industry. Any one of these impacts could have an adverse effect on our results of operations and financial condition.

Additionally, the “yellow vest” protests in France against a fuel tax increase, pension reform and the French government have negatively impacted our sales in France and may continue to do so. Similarly, future labor disruptions or disputes could disrupt the integration of Brake France and Davigel into Sysco France and our operations in France and the EU generally. In addition, if changes occur in laws and regulations impacting the flow of goods, services and workers in either the U.K or France or in other parts of the EU, with respect to Brexit or otherwise, our European operations could also be negatively impacted.

We may not be able to achieve our three-year financial targets by the end of fiscal year 2020.

In fiscal 2018, we set new three-year financial targets to grow operating income, accelerate earnings per share growth faster than operating income growth and improve return on invested capital. Our ability to meet these financial targets depends largely on our successful execution of our business plan including various related initiatives. There are various risks related to these efforts, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected; and the risk of adverse effects to our business, results of operations and liquidity if past and future undertakings, and the associated changes to our business, do not prove to be cost effective or do not result in the cost savings and other benefits at the levels that we anticipate. Our intentions and expectations with regard to the execution of our business plan, and the timing of any related initiatives, are subject to change at any time based on management’s subjective evaluation of our overall business needs. In the third quarter of fiscal 2020, we lowered our fiscal 2018 to fiscal 2020 adjusted operating income growth target from $600 million to approximately $500 million to $525 million. See the discussion in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Strategy.” If we are unable to successfully execute our business plan, whether due to the risks and uncertainties discussed in Item 1A of our 2019 Form 10-K and/or Part II, Item 1A of this report, or otherwise, we may be unable to achieve our three-year financial targets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the second quarter of fiscal 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
September 29 – October 26	1,350,171	$78.82	1,350,171	—
Month #2
October 27 – November 23	1,058,253	80.17	1,053,670	—
Month #3
November 24 – December 28	1,105,797	82.13	1,098,089	—
Totals	3,514,221	$80.27	3,501,930	—

(1)	The total number of shares purchased includes 0, 4,583 and 7,708 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We routinely engage in share repurchase programs. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. We executed all $1.5 billion under this authorization through November 2019. In August 2019, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. This repurchase program is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. The share repurchase program was approved using a dollar value limit and, therefore, are not included in the table above for “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.”

We repurchased 8.1 million shares during the first 26 weeks of fiscal 2020 and purchased approximately 569.6 thousand additional shares under our authorization through January 17, 2020, resulting in a remaining authorization under our program of approximately $2.3 billion. The number of shares we repurchase during the remainder of fiscal 2020 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1†#	—	Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.2†	—
Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan).

10.3†	—	Description of Compensation Arrangements with Non-Employee Directors.

10.4†	—
Letter Agreement, dated as of January 10, 2020, by and between Kevin P. Hourican and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 16, 2020 (File No. 1-6544).

10.5†	—
Separation Agreement, dated as of January 12, 2020, by and between Thomas L. Bené and Sysco Corporation, incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 16, 2020 (File No. 1-6544).

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

Sysco Corporation
(Registrant)

Date: February 4, 2020	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: February 4, 2020	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: February 4, 2020	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer