Form 10-Q
period 2020-03-28
SYSCO CORP
filed 2020-05-06
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

507,617,963 shares of common stock were outstanding as of April 17, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Mar. 28, 2020	Jun. 29, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,240,807	$513,460
Accounts and notes receivable, less allowances of $246,076 and $28,176	3,656,219	4,181,696
Inventories	3,697,515	3,216,034
Prepaid expenses and other current assets	234,857	210,582
Income tax receivable	28,377	19,733
Total current assets	9,857,775	8,141,505
Plant and equipment at cost, less accumulated depreciation	4,604,618	4,501,705
Other long-term assets
Goodwill	3,862,725	3,896,226
Intangibles, less amortization	802,593	857,301
Deferred income taxes	168,496	80,760
Operating lease right-of-use assets, net	620,556	—
Other assets	515,569	489,025
Total other long-term assets	5,969,939	5,323,312
Total assets	$20,432,332	$17,966,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$4,314	$3,957
Accounts payable	3,969,004	4,314,620
Accrued expenses	1,721,100	1,729,941
Accrued income taxes	—	17,343
Current operating lease liabilities	102,994	—
Current maturities of long-term debt	827,597	37,322
Total current liabilities	6,625,009	6,103,183
Long-term liabilities
Long-term debt	10,023,250	8,122,058
Deferred income taxes	128,848	172,232
Long-term operating lease liabilities	543,127	—
Other long-term liabilities	1,051,655	1,031,020
Total long-term liabilities	11,746,880	9,325,310
Noncontrolling interest	31,553	35,426
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,528,893	1,457,419
Retained earnings	11,407,033	11,229,679
Accumulated other comprehensive loss	(1,665,522)	(1,599,729)
Treasury stock at cost, 257,976,491 and 252,297,926 shares	(10,006,689)	(9,349,941)
Total shareholders’ equity	2,028,890	2,502,603
Total liabilities and shareholders’ equity	$20,432,332	$17,966,522
Note: The June 29, 2019 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019
Sales	$13,698,699	$14,658,074	$44,026,746	$44,639,060
Cost of sales	11,134,459	11,903,776	35,690,737	36,209,265
Gross profit	2,564,240	2,754,298	8,336,009	8,429,795
Operating expenses	2,503,966	2,224,713	7,054,924	6,820,175
Operating income	60,274	529,585	1,281,085	1,609,620
Interest expense	83,854	94,514	243,951	270,643
Other expense (income), net	5,200	4,120	7,505	15,449
Earnings (loss) before income taxes	(28,780)	430,951	1,029,629	1,323,528
Income taxes	(25,483)	(9,132)	195,735	185,023
Net earnings (loss)	$(3,297)	$440,083	$833,894	$1,138,505

Net earnings (loss):
Basic earnings (loss) per share	$(0.01)	$0.86	$1.63	$2.20
Diluted earnings (loss) per share	(0.01)	0.85	1.62	2.17

Average shares outstanding	508,745,253	514,185,453	510,729,277	517,637,952
Diluted shares outstanding	512,657,657	519,821,311	515,632,815	524,487,510

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019
Net earnings (loss)	$(3,297)	$440,083	$833,894	$1,138,505
Other comprehensive (loss) income:
Foreign currency translation adjustment	(151,143)	37,471	(122,347)	(88,989)
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155	6,465	6,465
Change in net investment hedges	57,069	(9,466)	45,590	25,591
Change in cash flow hedges	(16,751)	1,546	(22,289)	(10,246)
Amortization of prior service cost	1,428	1,600	4,284	4,800
Amortization of actuarial loss	8,029	6,529	21,937	19,587
Actuarial loss	—	—	—	(32,511)
Change in marketable securities	20	1,103	567	1,103
Total other comprehensive (loss) income	(99,193)	40,938	(65,793)	(74,200)
Comprehensive (loss) income	$(102,490)	$481,021	$768,101	$1,064,305

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 28, 2019	765,174,900	$765,175	$1,526,132	$11,639,727	$(1,566,329)	256,332,388	$(9,837,179)	$2,527,526
Net earnings				(3,297)				(3,297)
Foreign currency translation adjustment					(151,143)			(151,143)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(16,751)			(16,751)
Change in net investment hedges, net of tax					57,069			57,069
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					9,457			9,457
Change in marketable securities, net of tax					20			20
Dividends declared ($0.45 per common share)				(229,397)				(229,397)
Treasury stock purchases						2,940,960	(214,304)	(214,304)
Share-based compensation awards			2,761			(1,296,857)	44,794	47,555
Balance as of March 28, 2020	765,174,900	$765,175	$1,528,893	$11,407,033	$(1,665,522)	257,976,491	$(10,006,689)	$2,028,890

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 29, 2018	765,174,900	$765,175	$1,465,461	$10,654,711	$(1,524,407)	251,658,719	$(9,193,304)	$2,167,636
Net earnings				440,083				440,083
Foreign currency translation adjustment					37,471			37,471
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					1,546			1,546
Change in net investment hedges, net of tax					(9,466)			(9,466)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					8,129			8,129
Change in marketable securities, net of tax					1,103			1,103
Dividends declared ($0.39 per common share)				(201,146)				(201,146)
Treasury stock purchases						1,835,170	(118,524)	(118,524)
Increase in ownership interest in subsidiaries			(54,877)					(54,877)
Share-based compensation awards			14,495			(2,164,427)	73,292	87,787
Balance as of March 30, 2019	765,174,900	$765,175	$1,425,079	$10,893,648	$(1,483,469)	251,329,462	$(9,238,536)	$2,361,897

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2019	765,174,900	$765,175	$1,457,419	$11,229,679	$(1,599,729)	252,297,926	$(9,349,941)	$2,502,603
Net earnings				833,894				833,894
Foreign currency translation adjustment					(122,347)			(122,347)
Amortization of cash flow hedges, net of tax					6,465			6,465
Change in cash flow hedges, net of tax					(22,289)			(22,289)
Change in net investment hedges, net of tax					45,590			45,590
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					26,221			26,221
Change in marketable securities, net of tax					567			567
Adoption of ASU 2016-02, Leases (Topic 842), net of tax				1,978				1,978
Dividends declared ($1.29 per common share)				(658,518)				(658,518)
Treasury stock purchases						11,030,287	(843,252)	(843,252)
Share-based compensation awards			71,474			(5,351,722)	186,504	257,978
Balance as of March 28, 2020	765,174,900	$765,175	$1,528,893	$11,407,033	$(1,665,522)	257,976,491	$(10,006,689)	$2,028,890

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 30, 2018	765,174,900	$765,175	$1,383,619	$10,348,628	$(1,409,269)	244,533,248	$(8,581,196)	$2,506,957
Net earnings				1,138,505				1,138,505
Foreign currency translation adjustment					(88,989)			(88,989)
Amortization of cash flow hedges, net of tax					6,465			6,465
Change in cash flow hedges, net of tax					(10,246)			(10,246)
Change in net investment hedge, net of tax					25,591			25,591
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					24,387			24,387
Pension funded status adjustment, net of tax					(32,511)			(32,511)
Change in marketable securities, net of tax					1,103			1,103
Dividends declared ($1.14 per common share)				(593,485)				(593,485)
Treasury stock purchases						12,850,437	(868,527)	(868,527)
Increase in ownership interest in subsidiaries			(54,877)					(54,877)
Share-based compensation awards			96,337			(6,054,223)	211,187	307,524
Balance as of March 30, 2019	765,174,900	$765,175	$1,425,079	$10,893,648	$(1,483,469)	251,329,462	$(9,238,536)	$2,361,897

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	39-Week Period Ended
	Mar. 28, 2020	Mar. 30, 2019
Cash flows from operating activities:
Net earnings	$833,894	$1,138,505
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	63,942	78,110
Depreciation and amortization	558,588	576,596
Operating lease asset amortization	83,749	—
Amortization of debt issuance and other debt-related costs	15,247	16,244
Goodwill Impairment	68,725	—
Deferred income taxes	(145,133)	(98,206)
Provision for losses on receivables	213,769	43,791
Other non-cash items	6,765	(7,677)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Decrease (increase) in receivables	342,557	(317,627)
(Increase) in inventories	(497,391)	(231,732)
(Increase) in prepaid expenses and other current assets	(38,831)	(20,823)
(Decrease) increase in accounts payable	(353,836)	231,213
(Decrease) increase in accrued expenses	(28,406)	62,518
(Decrease) in operating lease liabilities	(95,861)	—
(Decrease) in accrued income taxes	(25,987)	(41,813)
Decrease (increase) in other assets	23,263	(14,819)
Increase (decrease) in other long-term liabilities	53,415	(49,055)
Net cash provided by operating activities	1,078,469	1,365,225
Cash flows from investing activities:
Additions to plant and equipment	(603,865)	(382,905)
Proceeds from sales of plant and equipment	13,245	16,383
Acquisition of businesses, net of cash acquired	(142,780)	(97,530)
Purchase of marketable securities	(11,424)	(115,807)
Proceeds from sales of marketable securities	17,465	—
Other investing activities	67,371	—
Net cash used for investing activities	(659,988)	(579,859)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	20,886	200,000
Other debt borrowings	2,682,278	389,681
Other debt repayments	(28,244)	(278,234)
Proceeds from stock option exercises	186,503	211,174
Treasury stock purchases	(844,699)	(866,714)
Dividends paid	(628,056)	(575,059)
Other financing activities	(45,990)	(20,663)
Net cash provided by (used for) for financing activities	1,342,678	(939,815)
Effect of exchange rates on cash, cash equivalents and restricted cash	(8,857)	(11,619)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,752,302	(166,068)
Cash, cash equivalents and restricted cash at beginning of period	532,245	715,844
Cash, cash equivalents and restricted cash at end of period	$2,284,547	$549,776
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$247,606	$252,377
Income taxes	358,622	379,728
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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income, changes in consolidated shareholders’ equity and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for all periods presented have been made.

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

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash included within the Consolidated Balance Sheets that sum to the total of the amounts shown in the Consolidated Statement of Cash Flows:

	Mar. 28, 2020	Mar. 30, 2019
	(In thousands)
Cash and cash equivalents	$2,240,807	$521,621
Restricted cash (1)	43,740	28,155
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$2,284,547	$549,776

(1)Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within Other assets in each consolidated balance sheet.

2. CHANGES IN ACCOUNTING

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount and timing of cash flows arising from a lease. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Sysco adopted this ASU and related amendments as of June 30, 2019, the first day of fiscal 2020, under the modified retrospective approach and elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification, as well as relief from separating and allocating consideration across all categories of leases to lease and non-lease components of an agreement. For leases subject to index or rate adjustments, the most current index or rate adjustments were included in the measurement of operating lease obligations at adoption.

The adoption of this ASU and related amendments resulted in Sysco recognizing $647.2 million and $657.9 million of operating lease right-of-use (ROU) assets and operating lease liabilities, respectively, as of June 30, 2019. There were no other significant impacts to the company’s consolidated financial statements. Updated accounting policies and additional lease disclosures as a result of the adoption of this ASU are described in Note 12, “Leases.”

3.  NEW ACCOUNTING STANDARDS

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

The company is continuing to evaluate the impact of the pending adoption of this ASU on its ongoing financial reporting. Sysco does not expect that the implementation of the new standard will have a material effect on the company’s financial statements. The company will adopt the standard in the first quarter of fiscal 2021 using the modified retrospective method.

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

The company is continuing to evaluate the impact of the pending adoption of this ASU on its ongoing financial reporting. Sysco does not expect that the implementation of the new standard will have a material effect on the company’s financial statements. The company will adopt the standard in the first quarter of fiscal 2021 on a prospective basis.

4. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in Accounts and notes receivable, less allowances in the consolidated balance sheet, were $3.4 billion and $3.9 billion as of March 28, 2020 and June 29, 2019, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in Other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of March 28, 2020, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Mar. 28, 2020
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$1,840,655	$348,748	$374,531	$—	$2,563,934
Canned and dry products	1,747,522	516,841	28,804	—	2,293,167
Frozen fruits, vegetables, bakery and other	1,316,562	479,444	244,151	—	2,040,157
Dairy products	1,020,115	272,854	135,818	—	1,428,787
Poultry	953,741	177,661	179,833	—	1,311,235
Fresh produce	926,527	223,614	57,667	—	1,207,808
Paper and disposables	678,104	84,684	155,487	16,060	934,335
Seafood	569,922	98,212	33,269	—	701,403
Beverage products	253,683	111,105	132,430	18,681	515,899
Other (1)	280,174	195,479	22,121	204,200	701,974
Total Sales	$9,587,005	$2,508,642	$1,364,111	$238,941	$13,698,699

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

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

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	39-Week Period Ended Mar. 28, 2020
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$5,987,431	$1,167,126	$1,148,493	$—	$8,303,050
Canned and dry products	5,508,168	1,687,732	104,646	—	7,300,546
Frozen fruits, vegetables, bakery and other	4,225,248	1,610,048	765,146	—	6,600,442
Poultry	3,108,528	605,506	584,583	—	4,298,617
Dairy products	3,308,322	886,256	424,706	—	4,619,284
Fresh produce	2,877,445	734,824	177,918	—	3,790,187
Paper and disposables	2,087,588	269,797	490,235	48,723	2,896,343
Seafood	1,857,040	367,486	81,507	—	2,306,033
Beverage products	821,092	366,006	415,215	63,922	1,666,235
Other (1)	878,353	616,300	74,549	676,807	2,246,009
Total Sales	$30,659,215	$8,311,081	$4,266,998	$789,452	$44,026,746

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

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

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

Credit Risk

Sysco is potentially subject to group concentrations of credit risk with respect to accounts receivable, as large amounts of the company’s trade receivables are concentrated on customers within the food away from home industry across North America and Europe. The prolonged disruption of Sysco’s customers’ businesses due to the COVID-19 pandemic has created additional bad debt risk for the company. See Note 8, "Allowance for Doubtful Accounts," for additional disclosures around the provision for bad debt.

5.  ACQUISITIONS

During the first 39 weeks of fiscal 2020, the company paid cash of $142.8 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of March 28, 2020, aggregate contingent consideration outstanding was $30.5 million, of which $25.0 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 measurement.

6.  FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

•Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets;
•Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and
•Level 3 – Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value:

•Cash deposits included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 1 measurement in the tables below.
•Time deposits and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 2 measurement in the tables below.
•Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents as Level 1 measurements in the tables below.
•Fixed income securities are valued using evaluated bid prices based on a compilation of observable market information or a broker quote in a non-active market. Inputs used vary by type of security, but include spreads, yields, rate benchmarks, rate of prepayment, cash flows, rating changes and collateral performance and type.
•The interest rate swap agreements are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.
•The foreign currency swap agreements, including cross-currency swaps, are valued using a swap valuation model that utilizes an income approach applying observable market inputs including interest rates, LIBOR swap rates for U.S. dollars, Canadian dollars, pound sterling and euro currencies, and credit default swap rates.
•Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments.
•Fuel swap contracts are valued based on observable market transactions of forward commodity prices.

The fair value of the company’s marketable securities are all measured using inputs that are considered a Level 2 measurement, as they are actively traded and are valued using quoted market prices in active markets. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 7, “Marketable Securities.” The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 10, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of March 28, 2020 and June 29, 2019:

	Assets Measured at Fair Value as of Mar. 28, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$1,656,813	$200,200	$—	$1,857,013
Other assets (1)	43,740	—	—	43,740
Total assets at fair value	$1,700,553	$200,200	$—	$1,900,753

(1)Represents restricted cash balance recorded within Other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jun. 29, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$72,824	$200	$—	$73,024
Other assets (1)	18,785	—	—	18,785
Total assets at fair value	$91,609	$200	$—	$91,809

(1)Represents restricted cash balance recorded within Other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $10.4 billion and $8.6 billion as of March 28, 2020 and June 29, 2019, respectively. The carrying value of total debt was $10.9 billion and $8.2 billion as of March 28, 2020 and June 29, 2019, respectively.

7. MARKETABLE SECURITIES

Sysco invests a portion of the assets held by its wholly owned captive insurance subsidiary in a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale. The company includes fixed income securities maturing in less than twelve months within Prepaid expenses and other current assets and includes fixed income securities maturing in more than twelve months within Other assets in the accompanying Consolidated Balance Sheets. The company records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on marketable securities are recorded in Accumulated other comprehensive loss. The following table presents the company’s available-for-sale marketable securities as of March 28, 2020 and June 29, 2019:

	Mar. 28, 2020
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$81,760	$885	$(359)	$82,286	$11,976	$70,310
Government bonds	28,700	3,770	—	32,470	—	32,470
Total marketable securities	$110,460	$4,655	$(359)	$114,756	$11,976	$102,780

	Jun. 29, 2019
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$87,540	$1,734	$—	$89,274	$12,006	$77,268
Government bonds	28,900	1,845	—	30,745	—	30,745
Total marketable securities	$116,440	$3,579	$—	$120,019	$12,006	$108,013

The fixed income securities held at March 28, 2020 had effective maturities ranging from less than one year to approximately ten years. There were no significant realized gains or losses in marketable securities in the third quarter or the first 39 weeks of fiscal 2020.

8. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Sysco determines the past due status of trade receivables based on contractual terms with each customer, evaluates the collectability of accounts receivable and determines the appropriate reserve for doubtful accounts or the uncollectible receivables to be written off. As a result of the COVID-19 pandemic, many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. In the third quarter and first 39 weeks of fiscal 2020, Sysco recorded a provision for losses on receivables totaling $175.4 million and $213.8 million, respectively, a large portion of which was associated with the COVID-19 pandemic impact to its customers. To calculate the ending reserve needed as of March 28, 2020, the company estimated uncollectible amounts by applying write-off percentages based on an aging of past due receivables. These write-off percentages are based, in part, on historical loss experience, including losses incurred during times of local and regional disasters. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible actual uncollectible amounts will differ and additional charges may be required in the fourth quarter of fiscal 2020.

A summary of the activity in the allowance for doubtful accounts appears below:

Mar. 28, 2020
(In thousands)
Balance at beginning of period	$28,176
Charged to costs and expenses	213,769
Customer accounts written off, net of recoveries	11,474
Other adjustments	(7,343)
Balance at end of period	$246,076

9. GOODWILL IMPAIRMENT

The Company had approximately $3.9 billion of goodwill at March 28, 2020. The Company tests goodwill for impairment annually in our fourth quarter, or more frequently if events or circumstances indicate they could be impaired.

Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price.

During the third quarter of fiscal 2020, as a result of significant declines in macroeconomic conditions and equity valuations, as well as regulatory restrictions brought forth by the COVID-19 pandemic, the company determined that certain reporting units were more sensitive than others to these declines and that it was more likely than not that an impairment may exist within the European reporting units and the Pacific Star (our Mexico operations) and Cake reporting units. The company performed quantitative goodwill impairment tests for these reporting units using a combination of discounted cash flow and earnings or revenue multiple models and determined goodwill was impaired for Pacific Star and Cake, and not impaired for any of the European reporting units. Based upon the results of the tests, during the third quarter of fiscal 2020 the company recorded impairment charges of $34.5 million and $34.2 million for Pacific Star and Cake, respectively, which represented the full balance of goodwill for those reporting units.

In the third quarter test, impairment charges would have been applicable for three European reporting units if our estimates of fair value were decreased by ranges of 14% to 26%, with goodwill of $511.7 million in the aggregate as of March 28, 2020, recorded for these reporting units.

The company estimated the fair value of these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusions as of March 28, 2020 for the reporting units are highly sensitive to changes in the assumptions used in the income approach, which include forecasted revenues, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is therefore determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events, which could result in further goodwill impairments going forward. The company will complete its annual impairment test in the fourth quarter of fiscal 2020.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

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

Hedging of foreign currency risk

Sysco enters into cross-currency swap contracts to hedge the foreign currency transaction risk of certain intercompany loans. There are no credit-risk related contingent features associated with these swaps, which have been designated as cash flow hedges. The company also uses cross-currency swap contracts and euro-bond denominated debt to hedge the foreign currency exposure of our net investment in certain foreign operations. In the third quarter of fiscal 2020, Sysco settled some of its net investment hedges, which resulted in a gain of $56.7 million recorded in other comprehensive income (loss). Additionally, Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of March 28, 2020 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (March 30, 2020 to August 2020)	Swedish Krona	340
Various (April 2020 to December 2020)	British Pound Sterling	23
July 2021	British Pound Sterling	234
June 2023	Euro	500

Hedging of fuel risk
Various (March 31, 2020 to May 2021)	Gallons	61

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of March 28, 2020 and June 29, 2019 are as follows:

		Derivative Fair Value
	Balance Sheet location	Mar. 28, 2020	Jun. 29, 2019
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$977	$—
Interest rate swaps	Other assets	66,563	37,396
Interest rate swaps	Other long-term liabilities	—	9,285

Cash Flow Hedges:
Fuel swaps	Other current assets	$—	$154
Foreign currency forwards	Other current assets	2,192	624
Fuel swaps	Other assets	—	136
Cross currency swaps	Other assets	16,991	8,592
Fuel swaps	Other current liabilities	37,468	6,537
Foreign currency forwards	Other current liabilities	302	162
Fuel swaps	Other long-term liabilities	3,905	239

Net Investment Hedges:
Foreign currency swaps	Other assets	$—	$18,614
Foreign currency swaps	Other long-term liabilities	—	9,973

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019

Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$83,854	$94,514	$243,951	$270,643
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(52,942)	$(41,657)	$(83,027)	$(97,164)
Derivatives designated as hedging instruments	38,923	18,865	38,532	39,556

        The losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019
Interest expense	$(14,562)	$(17,051)	$(43,679)	$(47,834)
Increase (decrease) in fair value of debt	38,380	24,606	39,348	49,330
Hedged items	$(52,942)	$(41,657)	$(83,027)	$(97,164)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended March 28, 2020 and March 30, 2019, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 28, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(45,375)	Operating expense	$(2,069)
Foreign currency contracts	22,531	Cost of sales / Other income	—
Total	$(22,844)		$(2,069)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$65,141	N/A	$—
Foreign denominated debt	350	N/A	—
Total	$65,491		$—

	13-Week Period Ended Mar. 30, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$16,276	Operating expense	$(961)
Foreign currency contracts	(14,244)	Cost of sales / Other income	14
Total	$2,032		$(947)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(15,387)	N/A	$—
Foreign denominated debt	10,550	N/A	—
Total	$(4,837)		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 39-week periods ended March 28, 2020 and March 30, 2019, presented on a pretax basis, are as follows:

	39-Week Period Ended Mar. 28, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(34,686)	Operating expense	$(8,688)
Foreign currency contracts	5,180	Cost of sales / Other income	3,626
Total	$(29,506)		$(5,062)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$51,354	N/A	$—
Foreign denominated debt	10,150	N/A	—
Total	$61,504		$—

	39-Week Period Ended Mar. 30, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(19,541)	Operating expense	$8,432
Foreign currency contracts	6,416	Cost of sales / Other income	505
Total	$(13,125)		$8,937

Derivatives in net investment hedging relationships:
Foreign currency contracts	$18,984	N/A	$—
Foreign denominated debt	22,650	N/A	—
Total	$41,634		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of March 28, 2020 are as follows:

	Mar. 28, 2020
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(749,853)	$(977)
Long-term debt	(1,563,222)	(66,987)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2019 are as follows:

	Jun. 29, 2019
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(2,311,636)	$(28,616)

11. DEBT

The company has a $2.0 billion long-term revolving credit facility that expires on June 28, 2024, subject to extension. As of March 28, 2020, there were $1.7 billion in borrowings outstanding under this facility. Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of March 28, 2020, there were $153.0 million in commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. During the first 39 weeks of fiscal 2020, aggregate outstanding commercial paper issuances, borrowings under our long-term revolving credit facility and short-term bank borrowings ranged from approximately $18.4 million to approximately $1.8 billion.

Senior notes offering

On February 13, 2020, Sysco issued senior notes (the Notes) totaling $1.0 billion. Details of the Notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
February 15, 2030 (the 2030 Notes) (1)	$500	2.40%	99.647%
February 15, 2050 (the 2050 Notes)	500	3.30	99.811
(1) The net proceeds from this issuance have been and will be used to fund, in whole or in part, “Eligible Projects.” “Eligible Projects” are investments and expenditures made by Sysco in new projects and projects that have received funding in the three years prior to the issuance of the 2030 notes, which meet one or more of the following categories of eligible criteria: (1) renewable energy; (2) energy efficiency; (3) clean transportation; (4) waste reduction; (5) sustainable water and wastewater management; (6) environmentally sustainable management of living natural resources and land use/food security; (7) aquatic biodiversity conservation/food security; and (8) socioeconomic advancement and empowerment.

The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness. Interest on the Notes will be paid semi-annually on February 15 and August 15, beginning August 15, 2020. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the 2030 Notes before the date that is three months prior to the maturity date or (ii) the 2050 Notes before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed. If Sysco elects to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Notes redeemed to the redemption date.

See Note 20, “Subsequent Events” for additional information on other recent developments involving the company’s debt.

12. LEASES

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

The following table presents the location of the finance lease ROU assets and lease liabilities in the company’s Consolidated Balance Sheet at March 28, 2020:

	Consolidated Balance Sheet Location	Mar. 28, 2020
		(In thousands)
Finance lease right-of-use assets	Plant and equipment at cost, less accumulated depreciation	$89,914
Current finance lease liabilities	Current maturities of long-term debt	29,436
Long-term finance lease liabilities	Long-term debt	65,409

The following table presents lease costs for each of the presented periods ended March 28, 2020:

	Consolidated Results of Operations Location	13-Week Period Ended Mar. 28, 2020	39-Week Period Ended Mar. 28, 2020
		(In thousands)
Operating lease cost	Operating expenses	$32,290	$94,632
Financing lease cost:
Amortization of right-of-use assets	Operating expenses	8,657	27,613
Interest on lease obligations	Interest expense	1,046	3,455
Variable lease cost	Operating expenses	2,608	9,055
Short-term lease cost	Operating expenses	2,285	8,455
Net lease cost		$46,886	$143,210

Future minimum lease obligations under existing noncancelable operating and finance lease agreements by fiscal year as of March 28, 2020 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Remainder of fiscal 2020	$31,191	$8,902
2021	118,673	32,333
2022	90,938	23,457
2023	75,258	16,782
2024	52,718	10,510
2025	46,088	6,077
Thereafter	337,334	5,859
Total undiscounted lease obligations	752,200	103,920
Less imputed interest	(106,079)	(9,075)
Present value of lease obligations	$646,121	$94,845

Other information related to lease agreements was as follows:

39-Week Period Ended Mar. 28, 2020
Cash Paid For Amounts Included In Measurement of Liabilities:	(Dollars in thousands)
Operating cash flows for operating leases	$95,861
Operating cash flows for financing leases	3,424
Financing cash flows for financing leases	24,773

Supplemental Non-cash Information on Lease Liabilities:
Assets obtained in exchange for operating lease obligations	$61,646
Assets obtained in exchange for finance lease obligations	11,797

Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	11.55 years
Financing leases	3.99 years
Weighted-average discount rate:
Operating leases	2.46%
Financing leases	4.60%

13.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$(3,297)	$440,083	$833,894	$1,138,505
Denominator:
Weighted-average basic shares outstanding	508,745,253	514,185,453	510,729,277	517,637,952
Dilutive effect of share-based awards	3,912,404	5,635,858	4,903,538	6,849,558
Weighted-average diluted shares outstanding	512,657,657	519,821,311	515,632,815	524,487,510
Basic earnings per share	$(0.01)	$0.86	$1.63	$2.20
Diluted earnings per share	$(0.01)	$0.85	$1.62	$2.17

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,844,000 and 2,583,000 for the third quarters of fiscal 2020 and fiscal 2019, respectively. The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,704,000 and 2,260,000 for the first 39 weeks of fiscal 2020 and fiscal 2019, respectively.

14.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements, certain amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive loss was $102.5 million for the third quarter of fiscal 2020 and comprehensive income was $481.0 million for the third quarter of fiscal 2019. Comprehensive income was $768.1 million and $1.1 billion for the first 39 weeks of fiscal 2020 and fiscal 2019, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 28, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$1,905	$477	$1,428
Amortization of actuarial loss, net	Other expense, net	10,644	2,615	8,029
Total reclassification adjustments		12,549	3,092	9,457
Foreign currency translation:
Foreign currency translation adjustment	N/A	(151,143)	—	(151,143)
Marketable securities:
Change in marketable securities (1)	N/A	25	5	20
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(22,844)	(6,093)	(16,751)
Change in net investment hedge (3)	N/A	65,491	8,422	57,069
Total other comprehensive income (loss) before reclassification adjustments		42,647	2,329	40,318
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive (loss) income		$(93,048)	$6,145	$(99,193)

(1)Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in the third quarter of fiscal 2020.

(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

(3)Change in net investment hedges includes the termination of some net investment hedges, as described in Note 10, “Derivative Financial Instruments.”

		13-Week Period Ended Mar. 30, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$2,133	$533	$1,600
Amortization of actuarial loss (gain), net	Other expense, net	8,706	2,177	6,529
Total reclassification adjustments		10,839	2,710	8,129
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	37,471	—	37,471
Marketable Securities:
Change in marketable securities	N/A	1,396	293	1,103
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	2,032	486	1,546
Change in net investment hedges	N/A	(4,837)	4,629	(9,466)
Total other comprehensive income (loss) before reclassification adjustments		(2,805)	5,115	(7,920)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,873	718	2,155
Total other comprehensive income		$49,774	$8,836	$40,938

(1)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		39-Week Period Ended Mar. 28, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$5,715	$1,431	$4,284
Amortization of actuarial loss, net	Other expense, net	29,216	7,279	21,937
Total reclassification adjustments		34,931	8,710	26,221
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	(122,347)	—	(122,347)
Marketable securities:
Change in marketable securities (1)	N/A	717	150	567
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(29,506)	(7,217)	(22,289)
Change in net investment hedge (3)	N/A	61,504	15,914	45,590
Total other comprehensive income (loss) before reclassification adjustments		31,998	8,697	23,301
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,622	2,157	6,465
Total other comprehensive (loss) income		$(46,079)	$19,714	$(65,793)

(1) Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in the first 39 weeks of fiscal 2020.

(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

(3)Change in net investment hedges includes the termination of some net investment hedges, as described in Note 10, “Derivative Financial Instruments.”

		39-Week Period Ended Mar. 30, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial (loss) gain, net arising in the current year		$(36,891)	$(4,380)	$(32,511)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	6,399	1,599	4,800
Amortization of actuarial loss (gain), net	Other expense, net	26,118	6,531	19,587
Total reclassification adjustments		32,517	8,130	24,387
Foreign currency translation:
Foreign currency translation adjustment	N/A	(88,989)	—	(88,989)
Marketable Securities:
Change in marketable securities	N/A	1,396	293	1,103
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(13,125)	(2,879)	(10,246)
Change in net investment hedges	N/A	41,634	16,043	25,591
Total other comprehensive income (loss) before reclassification adjustments		28,509	13,164	15,345
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,619	2,154	6,465
Total other comprehensive (loss) income		$(54,839)	$19,361	$(74,200)

(1)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Mar. 28, 2020
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2019	$(1,217,617)	$(290,169)	$(94,770)	$2,827	$(1,599,729)
Equity adjustment from foreign currency translation	—	(122,347)	—	—	(122,347)
Amortization of cash flow hedges	—	—	6,465	—	6,465
Change in net investment hedges	—	—	45,590	—	45,590
Change in cash flow hedge	—	—	(22,289)	—	(22,289)
Amortization of unrecognized prior service cost	4,284	—	—	—	4,284
Amortization of unrecognized net actuarial losses	21,937	—	—	—	21,937
Change in marketable securities	—	—	—	567	567
Balance as of Mar. 28, 2020	$(1,191,396)	$(412,516)	$(65,004)	$3,394	$(1,665,522)

	39-Week Period Ended Mar. 30, 2019
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 30, 2018	$(1,095,059)	$(171,043)	$(143,167)	—	$(1,409,269)
Equity adjustment from foreign currency translation	—	(88,989)	—	—	(88,989)
Amortization of cash flow hedges	—	—	6,465	—	6,465
Change in net investment hedges	—	—	25,591	—	25,591
Change in cash flow hedges	—	—	(10,246)	—	(10,246)
Net actuarial loss	(32,511)	—	—	—	(32,511)
Amortization of unrecognized prior service cost	4,800	—	—	—	4,800
Amortization of unrecognized net actuarial losses	19,587	—	—	—	19,587
Change in marketable securities	—	—	—	1,103	1,103
Balance as of Mar. 30, 2019	$(1,103,183)	$(260,032)	$(121,357)	$1,103	$(1,483,469)

15.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 39 weeks of fiscal 2020, options to purchase 3,184,042 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2020 was $10.69.

In the first 39 weeks of fiscal 2020, 667,335 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For

PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 39 weeks of fiscal 2020 was $73.64. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on financial performance targets consisting of Sysco’s adjusted earnings per share compound annual growth rate and adjusted return on invested capital.

In the first 39 weeks of fiscal 2020, 651,100 restricted stock units were granted to employees. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2020 was $73.17.

Employee Stock Purchase Plan

Plan participants purchased 710,394 shares of common stock under the Sysco ESPP during the first 39 weeks of fiscal 2020. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.73 during the first 39 weeks of fiscal 2020. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $63.9 million and $78.1 million for the first 39 weeks of fiscal 2020 and fiscal 2019, respectively.

As of March 28, 2020, there was $143.8 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.01 years.

16.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the third quarter and first 39 weeks of fiscal 2020 were 88.54% and 19.01%, respectively. As compared to the company’s statutory tax rate, the effective tax rates for the third quarter and the first 39 weeks of fiscal 2020 were impacted by (1) the favorable impact of excess tax benefits of equity-based compensation that totaled $6.8 million and $34.3 million, respectively and (2) the unfavorable tax effect of goodwill impairments in the third quarter of $17.7 million. The effective tax rates for the third quarter and first 39 weeks of fiscal 2019 were (2.12)% and 13.98%, respectively. The lower effective tax rates for the third quarter and first 39 weeks of fiscal 2019 were primarily due to Sysco’s determination in the third quarter of fiscal 2019 to recognize the favorable impact of $95.1 million of foreign tax credits, which fully offset its transition tax liability and the favorable impact of excess tax benefits of equity-based compensation that totaled $11.3 million and $33.2 million for the third quarter and first 39 weeks of fiscal 2019, respectively.

Uncertain Tax Positions

As of March 28, 2020, the gross amount of unrecognized tax benefit and related accrued interest was $23.9 million and $4.6 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

Other

The determination of the company’s provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes reflects income earned and taxed in the various U.S. federal and state, as well as foreign jurisdictions. Tax law changes, increases or decreases in permanent book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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

18.  BUSINESS SEGMENT INFORMATION

The company has aggregated certain of its operating segments into three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•U.S. Foodservice Operations - primarily includes U.S. Broadline operations, which distribute a full line of food products including custom-cut meat, seafood, specialty produce, specialty imports and a wide variety of non-food products;
•International Foodservice Operations - primarily includes operations that the company has grouped into Canada, Latin America and Europe, which distribute a full line of food products and a wide variety of non-food products. Latin America primarily consists of operations in Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom, France, Ireland and Sweden;
•SYGMA - our U.S. customized distribution subsidiary; and
•Other - primarily our hotel supply operations and Sysco Labs, which includes our suite of technology solutions that help support the business needs of our customers and provide support for some of our business technology needs.

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center. These expenses also include all share-based compensation costs.
The following tables set forth certain financial information for Sysco’s reportable business segments.

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$9,587,005	$10,105,283	$30,659,215	$30,591,799
International Foodservice Operations	2,508,642	2,757,891	8,311,081	8,569,439
SYGMA	1,364,111	1,537,312	4,266,998	4,695,376
Other	238,941	257,588	789,452	782,446
Total	$13,698,699	$14,658,074	$44,026,746	$44,639,060

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019
Operating income:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$528,025	$765,425	$2,158,211	$2,318,660
International Foodservice Operations	(83,786)	10,145	5,895	62,000
SYGMA	10,301	11,668	27,732	17,213
Other	(19,051)	6,376	486	22,429
Total segments	435,489	793,614	2,192,324	2,420,302
Corporate	(375,215)	(264,029)	(911,239)	(810,682)
Total operating income	60,274	529,585	1,281,085	1,609,620
Interest expense	83,854	94,514	243,951	270,643
Other expense (income), net	5,200	4,120	7,505	15,449
Earnings (loss) before income taxes	$(28,780)	$430,951	$1,029,629	$1,323,528

19.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $2.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of March 28, 2020, Sysco had a total of $10.2 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were covered by these guarantees.

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

	Condensed Consolidated Balance Sheet
	Mar. 28, 2020
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$1,914,935	$4,242,407	$3,700,433	$—	$9,857,775
Intercompany receivables	7,642,333	46,037	4,628,264	(12,316,634)	—
Investment in subsidiaries	6,091,917	—	1,332,048	(7,423,965)	—
Plant and equipment, net	245,678	2,241,821	2,117,119	—	4,604,618
Other assets	859,731	733,274	4,930,759	(553,825)	5,969,939
Total assets	$16,754,594	$7,263,539	$16,708,623	$(20,294,424)	$20,432,332
Current liabilities	$1,255,999	$989,820	$4,379,190	$—	$6,625,009
Intercompany payables	3,179,796	2,627,223	6,509,615	(12,316,634)	—
Long-term debt	9,593,045	9,099	421,106	—	10,023,250
Other liabilities	696,864	536,503	1,044,088	(553,825)	1,723,630
Noncontrolling interest	—	—	31,553	—	31,553
Shareholders’ equity	2,028,890	3,100,894	4,323,071	(7,423,965)	2,028,890
Total liabilities and shareholders’ equity	$16,754,594	$7,263,539	$16,708,623	$(20,294,424)	$20,432,332

	Condensed Consolidated Balance Sheet
	Jun. 29, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$121,993	$4,195,543	$3,823,969	$—	$8,141,505
Intercompany receivables	6,162,303	30,469	3,220,237	(9,413,009)	—
Investment in subsidiaries	4,680,530	—	1,126,315	(5,806,845)	—
Plant and equipment, net	252,101	2,162,668	2,086,936	—	4,501,705
Other assets	787,986	718,600	4,372,725	(555,999)	5,323,312
Total assets	$12,004,913	$7,107,280	$14,630,182	$(15,775,853)	$17,966,522
Current liabilities	$465,101	$1,018,650	$4,619,432	$—	$6,103,183
Intercompany payables	686,116	3,443,182	5,283,711	(9,413,009)	—
Long-term debt	7,668,314	7,938	445,806	—	8,122,058
Other liabilities	682,779	545,391	531,081	(555,999)	1,203,252
Noncontrolling interest	—	—	35,426	—	35,426
Shareholders’ equity	2,502,603	2,092,119	3,714,726	(5,806,845)	2,502,603
Total liabilities and shareholders’ equity	$12,004,913	$7,107,280	$14,630,182	$(15,775,853)	$17,966,522

	Condensed Consolidated Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 28, 2020
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,722,745	$5,493,011	$(517,057)	$13,698,699
Cost of sales	—	7,070,961	4,580,555	(517,057)	11,134,459
Gross profit	—	1,651,784	912,456	—	2,564,240
Operating expenses	295,242	1,141,038	1,067,686	—	2,503,966
Operating income (loss)	(295,242)	510,746	(155,230)	—	60,274
Interest expense (income) (1)	120,302	(28,747)	(7,701)	—	83,854
Other expense (income), net	2,513	(84)	2,771	—	5,200
Earnings (losses) before income taxes	(418,057)	539,577	(150,300)	—	(28,780)
Income tax (benefit) provision	(49,263)	137,143	(113,363)	—	(25,483)
Equity in earnings of subsidiaries	365,497	—	87,631	(453,128)	—
Net earnings	(3,297)	402,434	50,694	(453,128)	(3,297)
Other comprehensive income (loss)	(99,193)	—	(151,143)	151,143	(99,193)
Comprehensive income	$(102,490)	$402,434	$(100,449)	$(301,985)	$(102,490)

(1)Interest expense (income) includes $28.7 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the third quarter ended March 28, 2020. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

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

(1)Interest expense (income) includes $43.1 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation for the third quarter ended March 30, 2019. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 28, 2020
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$28,022,282	$17,671,368	$(1,666,904)	$44,026,746
Cost of sales	—	22,694,007	14,663,634	(1,666,904)	35,690,737
Gross profit	—	5,328,275	3,007,734	—	8,336,009
Operating expenses	701,003	3,269,879	3,084,042	—	7,054,924
Operating income (loss)	(701,003)	2,058,396	(76,308)	—	1,281,085
Interest expense (income) (1)	338,459	(73,268)	(21,240)	—	243,951
Other expense (income), net	8,954	(434)	(1,015)	—	7,505
Earnings (losses) before income taxes	(1,048,416)	2,132,098	(54,053)	—	1,029,629
Income tax (benefit) provision	(254,669)	538,598	(88,194)	—	195,735
Equity in earnings of subsidiaries	1,627,641	—	330,332	(1,957,973)	—
Net earnings	833,894	1,593,500	364,473	(1,957,973)	833,894
Other comprehensive income (loss)	(65,793)	—	(122,347)	122,347	(65,793)
Comprehensive income	$768,101	$1,593,500	$242,126	$(1,835,626)	$768,101

(1)Interest expense (income) includes $73.3 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

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

(1)Interest expense (income) includes $73.5 million of intercompany interest income, net, for certain of the U.S. Broadline subsidiaries, which is intercompany interest expense for Sysco Corporation. There is an immaterial amount of intercompany interest expense related to Sysco Corporation for the Other Non-Guarantor Subsidiaries.

	Condensed Consolidated Cash Flows
	For the 39-Week Period Ended Mar. 28, 2020
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$517,337	$256,752	$304,380	$—	$1,078,469
Investing activities	(122,409)	(281,927)	(357,681)	102,029	(659,988)
Financing activities	1,378,241	(6,816)	73,282	(102,029)	1,342,678
Effect of exchange rates on cash	—	—	(8,857)	—	(8,857)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,773,169	(31,991)	11,124	—	1,752,302
Cash, cash equivalents and restricted cash at the beginning of period	29,868	117,643	384,734	—	532,245
Cash, cash equivalents and restricted cash at the end of period	$1,803,037	$85,652	$395,858	$—	$2,284,547

(1)Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

	Condensed Consolidated Cash Flows
	For the 39-Week Period Ended Mar. 30, 2019
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Elimination (1)	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$976,731	$132,990	$255,504	$—	$1,365,225
Investing activities	349,816	(133,190)	(293,088)	(503,397)	(579,859)
Financing activities	(1,338,077)	(6,850)	(98,285)	503,397	(939,815)
Effect of exchange rates on cash	—	—	(11,619)	—	(11,619)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,530)	(7,050)	(147,488)	—	(166,068)
Cash, cash equivalents and restricted cash at the beginning of period	29,144	111,843	574,857	—	715,844
Cash, cash equivalents and restricted cash at the end of period	$17,614	$104,793	$427,369	$—	$549,776
(1)Represents primarily intercompany loans between the subsidiaries and the parent, Sysco Corporation.

20. SUBSEQUENT EVENTS

Towards the end of March 2020, Sysco’s business declined significantly from the time that federal, regional, state and local governments issued shelter in place orders related to the COVID-19 pandemic. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, ceased operating due to governmental requirements for closures to help curb the spread of COVID-19, and there are no assurances as to how long these closures may remain in effect. Furthermore, even after reopening, there can be no assurance as to the time required to regain operations and sales volume at prior levels. Given the dynamic nature of this situation, the company cannot reasonably estimate the impacts of COVID-19 on its financial condition, results of operations or cash flows for the foreseeable future. However, Sysco expects the COVID-19 pandemic will have a material, adverse impact on future revenue growth, as well as overall profitability, and may lead to higher bad debt expense, higher inventory spoilage charges, the impairment of goodwill, intangible assets or fixed assets, the write-off of contract balances and a volatile effective tax rate driven by changes in the mix of earnings across the areas in which Sysco operates.

Senior Notes Offering

On April 2, 2020, which is in Sysco's fourth quarter of fiscal 2020, Sysco issued senior notes (Senior Notes) totaling $4.0 billion in aggregate principal amount in order to enhance the company’s liquidity position in response to the COVID-19 pandemic. Details of the senior notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
April 1, 2025 (the 5.650% Senior Notes due 2025)	750	5.65%	99.931%
April 1, 2030 (the 5.950% Senior Notes due 2030)	1,250	5.95	99.792
April 1, 2040 (the 6.600% Senior Notes due 2040)	750	6.60	99.802
April 1, 2050 (the 6.600% Senior Notes due 2050)	1,250	6.60	99.767

Sysco anticipates using the net proceeds from the offering to payoff its commercial paper borrowings and to redeem its $750 million aggregate principal amount of Senior Notes due October 2020. The Senior Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes. Interest on the Senior Notes will be paid semi-annually in arrears on April 1 and October 1, beginning October 1, 2020. At Sysco’s option, any or all of the Senior Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the Senior Notes maturing in 2025 before the date that is one month prior to the maturity date, (ii) the Senior Notes maturing in 2030 before the date that is three months prior to the maturity date, (iii) the Senior Notes maturing in 2040 before the date that is six months prior to the maturity date or (iv) the Senior Notes maturing in 2050 before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed that would be due if such Senior Notes matured on the applicable date described above. If Sysco elects to redeem a series of Senior Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Senior Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Senior Notes redeemed to the redemption date. The interest rate payable on each series of Senior Notes will be subject to adjustment from time to time if either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (or, in either case, a substitute rating agency), downgrades (or subsequently upgrades) its rating assigned to the Senior Notes, as set forth in the supplemental indentures under which the Senior Notes were issued.

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

Sysco’s results of operations for fiscal 2020 and fiscal 2019 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. All acquisition-related costs in fiscal 2020 and fiscal 2019 that have been designated as Certain Items relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). These include acquisition-related intangible amortization expense. Fiscal 2020 results of operations were also negatively impacted by costs arising from the COVID-19 pandemic, the most significant including (1) excess bad debt expense and (2) goodwill impairment charges. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. We have experienced an increase in past due receivables and have recognized additional bad debt charges. We have estimated uncollectible amounts by applying write-off percentages based on an aging of past due receivables. These write-off percentages are based in part on historical loss experience, including losses incurred during times of local and regional disasters. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ and additional charges may be required in the fourth quarter of fiscal 2020. While Sysco traditionally incurs bad debt expense, the magnitude of such expenses that we have experienced is not indicative of our normal operations. Our adjusted results have not been normalized in a manner that would exclude the full impact of the COVID-19 pandemic on our business. As such, Sysco has not adjusted its results for lost sales, inventory write-offs or other costs associated with the COVID-19 pandemic not previously stated. In addition, fiscal 2019 results of operations were negatively affected by acquisition-related integration costs specific to the Brakes Acquisition and the impact of recognizing a foreign tax credit. These fiscal 2020 and fiscal 2019 items are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our International Foodservice Operations results on a constant currency basis. Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items, and certain metrics are stated on a constant currency basis.

More information on the rationale for the use of non-GAAP financial measures and reconciliations to the most directly comparable numbers calculated in accordance with U.S. generally accepted accounting principles (GAAP) can be found under “Non-GAAP Reconciliations.”

Key Performance Indicators

Sysco seeks to meet its strategic goals by continually measuring its success in its key performance metrics that drive stakeholder value through sales growth and capital allocation and deployment. We believe the following are our most significant performance metrics:

•Adjusted operating income growth and adjusted operating income leverage (non-GAAP);
•Adjusted diluted earnings per share growth (non-GAAP);
•Case volume growth by customer type for U.S. Broadline operations;
•Sysco brand penetration for U.S. Broadline operations;
•Free cash flow (non-GAAP); and
•Adjusted return on invested capital.

We use these financial metrics and related computations, as well as sales and gross profit growth, to evaluate our business and to plan for near-and long-term operating and strategic decisions. We believe it is useful to provide investors with the same financial information that we use internally to make comparisons of our historical operating results, identify trends in our underlying operating results and evaluate our business.

Key Financial Definitions

•Sales – Sales is equal to gross sales, minus (i) sales returns and (ii) sales incentives that we offer to certain customers, such as upfront monies and discounts. Our sales are driven by changes in case volumes, product inflation that is reflected in the pricing of our products and mix of products sold.
•Gross profit - Gross profit is equal to our net sales minus our cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration) and inbound freight. Cost of goods sold generally changes as we incur higher or lower costs from our suppliers and as our customer and product mix changes.

Adjusted Operating Income, Adjusted Operating Income Leverage and Adjusted Diluted Earnings per Share Growth

Adjusted operating income represents our consolidated operating income, adjusted for the impact of Certain Items that we do not consider representative of our underlying performance. Adjusted operating income leverage represents the variance between our gross profit growth financial measure, on a percentage basis, and our adjusted operating expense growth, on a percentage basis, where management expects gross profit growth to exceed adjusted operating expense growth. Adjusted diluted earnings per share represents our consolidated diluted earnings per share, adjusted for the impact of Certain Items that we do not consider representative of our underlying performance. Sysco’s management considers growth in these metrics to be useful measures of operating efficiency and profitability, as they facilitate comparison of performance on a consistent basis from period to period by providing a measurement of recurring factors and trends affecting our business.

Case Volume Growth by Customer Type for U.S. Broadline Operations

Case volume represents the volume of product sold to customers during a period of time, and improvements in this metric are a primary driver of Sysco’s top line performance. We define a case, specifically for our U.S. Broadline operations, as the lowest level of packaged products that are sold from our warehouses, with one case potentially containing several pieces of a product packaged in bulk. Case size does not generally vary by location or from period to period, due to the design of our warehouses. Case volume growth is calculated by dividing the change in the volume of cases sold year-over-year by the volume of cases sold in the prior year. Sysco management considers case volume growth within its U.S. Broadline operations to be a measure that provides useful information to management and investors in evaluating sales performance and as an indicator of gross margin performance. Management monitors case volume growth by customer type, with bifurcation between local customers and national customers, as this provides a measure of gross profit performance due to the pricing strategies attached to each customer type. Local customers are primarily street customers, such as independent restaurants that do not have long-term contracts, or locally managed customers, such as local chain restaurants, while national customers are the multi-unit customers requiring national coverage from a customer centric view and are managed centrally from the Corporate office. Sysco management seeks to drive higher case volume growth to local customers, which allows more favorable pricing terms for our U.S. Broadline operations and generates higher gross margins as a result. National customers benefit from purchasing power, as they are able to negotiate pricing agreements across multiple businesses, reducing our gross profit potential but reducing our overall cost per case, as national customers have bigger drop sizes. While overall case volume growth reflects a key component of sales growth, local customer case growth provides additional context around gross profit performance.

Sysco Brand Penetration for U.S. Broadline Operations

Sysco management considers Sysco brand penetration to be a measure that provides useful information to management and investors in evaluating the gross profit performance of the company’s U.S. Broadline operations. Sysco offers an assortment of Sysco-branded products that can be differentiated from privately branded products, which enables us to achieve higher gross margin by administering and leveraging a consolidated product procurement program for quality food and non-food products. Due to cost efficiencies, Sysco-branded products generate a higher gross margin than sales from other privately branded products. We define Sysco brand penetration as the percentage of Sysco-branded case volume sold to U.S. Broadline customers over all cases sold to U.S. Broadline customers. This performance indicator, also measured at the customer type level, including local and national customers, is driven by growth in the distribution of branded products to more customers and more geographies, as well as increasing branded offerings through innovation and launch of new products.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, less purchases of plant and equipment, plus proceeds from sales of plant and equipment. Sysco management considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. See “Liquidity and Capital Resources” for discussions of GAAP metrics, including net cash provided by operating activities and our reconciliation of this non-GAAP financial measure.

Adjusted Return on Invested Capital

Although adjusted return on invested capital (ROIC) is considered a non-GAAP financial measure, Sysco management considers adjusted ROIC to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company’s long-term capital investments. We calculate adjusted ROIC as adjusted net earnings divided by (i) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (ii) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year. Trends in ROIC can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. Reconciliations to the most directly comparable GAAP financial measures can be found under “Non-GAAP Reconciliations.”

Business Update from the COVID-19 Pandemic

During the last couple of weeks of the third quarter of fiscal 2020, our business declined significantly from the time that the shelter in place orders were issued related to the COVID-19 pandemic. We experienced declines in sales to the majority of our customers, with the exception of certain customers in the healthcare segment. Total sales were down approximately 60% during the last two weeks of the third quarter of fiscal 2020. In our U.S. Foodservice Operations, sales were down approximately 60%, SYGMA sales declined approximately 50%, and International was down approximately 70%. Recent trends have shown an approximate 15 basis point increase compared to the end of March 2020. We have experienced sequential weekly improvements and expect this trend to continue, with certain states opening in-restaurant dining and, therefore, we expect continued improvements in May 2020. Our SYGMA business had less of an impact to sales and volumes, as quick-service restaurants experienced less of a downturn compared to other restaurant types. In April 2020, we had the opportunity during this crisis to win new business, valued at more than $500 million, as a competing distributor was confronted with financial challenges. Our sales in Europe experienced a steeper decline, as countries had issued stay-at-home orders sooner and restaurant traffic decreased as a result. Our U.K. business is shipping approximately 200,000 meal kits per week on the behalf of U.K. ministerial department, which is providing much needed food to those in need and increasing our sales volumes.

In response to the current environment, we have identified four key areas of focus as our critical priorities. First, we have taken actions to strengthen our overall liquidity. As of May 5, 2020, the company has more than $6.0 billion in cash and available liquidity. This will help us endure this crisis and maintain financial flexibility and the ability to invest in inventory and service upon the return of demand to foodservice.

Second, we are focusing on stabilizing the business by removing costs. We have reduced our expenses to correspond to a lower level of sales volume, and, as a result, we are taking appropriate steps to manage costs during the downturn. We have removed more than $500 million of expenses from the business specific to our fourth quarter of fiscal 2020, which reflects, in part, the reduction to our staffing levels by approximately 33% through temporary workforce furloughs and permanent reductions in force. Additionally, we have substantially reduced miles driven by re-routing our transportation fleet, and are implementing productivity improvements in our operating companies. We plan to leverage technology improvements to enable those structural changes without compromising service or quality. The benefits of these changes are expected to occur beginning with our fourth quarter of fiscal 2020, and the permanent changes are expected to deliver an annualized benefit of approximately $300 million. In the fourth quarter of fiscal 2020, the expense reductions will be more than offset by the sales volume decrease we are experiencing. We believe our fourth quarter of fiscal 2020 will produce an operating loss as a result of the crisis; however, based on recent improving trends and certain states re-opening, we do not expect quarterly losses, if any, to be of the same magnitude in fiscal 2021. Additionally, we have reduced capital expenditures to only business-critical transformation projects. A significant number of physical projects, such as building expansions and fleet purchases, have been put on hold. Our capital investments will focus on things that will improve Sysco’s capabilities and allow us to win market share. By focusing on a narrower set of strategic initiatives, we will accelerate the pace of change at Sysco and expect to complete key projects more rapidly than previously planned. Examples of these efforts include: improving the capability of “SHOP”, our customer ordering platform for our U.S. Broadline business, increasing the effectiveness of our salesforce selling tool, and the implementation of a pricing tool that will improve management of margin for the long-term and increase the percentage of time our salesforce can spend on consultative selling as compared to administrative tasks. Collectively, these capabilities will enable our sales team to visit more customers, with the potential for these customers to purchase more from Sysco. These investments in digital technology will allow us to improve the effectiveness in our salesforce and increase their efficiency.

Third, we are working to leverage the upside that exists during this crisis by capturing new business opportunities and pivoting our support with current and new customers. Sysco serves a broad spectrum of the foodservice industry. Prior to the COVID-19 pandemic, approximately 50% of food consumption within the U.S. had been occurring away from home, and the remainder had been taking place inside the home. The COVID-19 pandemic has changed the balance and shifted more purchases to the retail grocery channel. As a result, we have pivoted our distribution model to include retail, grocer, and new supply chain partnerships, sectors that we essentially did not serve prior to the COVID-19 crisis. We are working with some of the best retail companies in the world, in an agile manner, to meet the rapidly evolving needs of our associates and communities through both supply chain and labor services partnerships. Since late March 2020, Sysco has shifted sales of products to regional and national retailers to help alleviate strain in the food supply chain due to a surge in demand at retail stores and shifts within the economy. In addition, we have undertaken the following initiatives:

•We are partnering with government agencies across the global regions we service to provide much needed food to communities in need;
•Sysco has also become a supplier of product to retail grocers, a business we were essentially not in prior to the COVID-19 pandemic. We have shipped hundreds of truckloads of protein, fresh product, and bulk consumables to select retail partners. We expect the majority of this work to be transitory in nature, with the potential for select partnerships to have staying power;
•We have increased our level of support to our healthcare customers, where sales have increased 15-20%, as we continue to arrange for deliveries of critical products, including personal protective equipment, to hospitals, urgent care facilities, and long-term care facilities, in a manner that is safe for our associates and our healthcare customers;
•On the logistics side, Sysco is now offering supply chain services contracts, such as carrier services, cross docking, and freight brokerage. We have entered into over 50 contracts with national and regional companies to provide third-party logistics services through utilization of Sysco's vast transportation fleet and logistics capabilities; and
•Sysco has entered into labor-sharing agreements with select retailers to provide temporary work opportunities for furloughed Sysco associates, which is providing work to our associates and enables Sysco to call back furloughed associates as volume returns.
While retail and logistics opportunities are significant and show our ability to quickly adapt to the changing environment, these opportunities do not fully off-set our volume declines in the food-away-from-home space. At risk are the numerous small business customers that we serve. Sysco has implemented several actions to assist both new and existing customers during this difficult time:

•Sysco is delivering more products and solutions, including Sysco Knows Fresh, an expansive product assortment that includes fresh meats and seafood, produce, dairy and refrigerated specialty items. We are open for business across all product lines;
•We developed a COVID-19 “selling bundle” and leveraged our SHOP platform to introduce it to our customers; this bundle features a combination of cleaning products, take-out containers, paper goods and personal protection equipment. These bundled solutions are quickly delivered critical goods that are intended to help our customers maintain seamless business operations. By keeping our customers in-stock with these essential items, we are helping enable their businesses to adapt to take-out and delivery, while keeping their kitchens safe and clean. We remain in-stock on these crucial products;
•We are assisting thousands of customers with website development for takeout and delivery solutions throughout the outbreak of COVID-19. Many of our smaller customers do not have these capabilities in-house. Sysco has helped provide tools, tips and solutions to develop digital platforms that drive customer engagement and increase traffic, while also helping provide ancillary services, such as home delivery, menu design, to-go containers, and other considerations during this unique environment;
•We are offering training webinars and education programs to help customers navigate the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and help small businesses retain employees during the pandemic; and
•We helped thousands of restaurants create product marketplaces, or “Groceraunts”, which includes transforming dining areas into pop-up shops where customers can shop for essential pantry items, such as eggs, condiments, bread, toilet paper, and paper towels. These additional products are not only helping communities, but are also helping the restaurant industry increase traffic and protect jobs.

Sysco is helping its customers stay in business, run their business and transform their businesses, which we believe will help us retain and win additional business from them well beyond the current pandemic conditions. In addition to helping our restaurant customers, Sysco has started direct to consumer sales, an area of business that we did not offer before the onset of the pandemic. Our Buckhead Meat and FreshPoint companies held several pop-up events that sell specialty meat and produce direct to consumers. Furthermore, through Sysco's new websites, Onthefly.com in the U.S. and Sysco@Home in Canada, consumers can purchase restaurant-quality steaks to be delivered direct to their home.

We have expanded existing will call opportunities from our physical locations through web enabled orders. If customers prefer, they can purchase products directly from an operating company and pick the product up themselves. Lastly, within the consumer sales space, we have partnered with third-party logistics service providers to offer prepackaged meal boxes, featuring a box of specialty produce delivered straight to the consumer’s front door. We are learning in these direct-to-consumer concepts, and we are leveraging these learning opportunities to better serve our customers and keep the food supply chain running.

Fourth, we are preparing for the time period when demand returns, including integrated supply chain planning with our customers and suppliers to ensure inventory levels will match the business recovery. Our strong relationships with our key suppliers will enable Sysco to stay in-stock for our customers during the recovery period and as we gain new customers. We are transforming our sales structure to be more focused, aligning the incentives of the sales force more closely with our business objectives, and increasing the partnership of our sales team across our multiple lines of business. When our customers begin to reopen restaurants, Sysco believes that it will have the ability and the inventory to help ensure that deliveries are made on-time, and in full capacity, to capitalize on the upside and to position ourselves to gain new business. We believe that demand for food-away-from-home will return over time, and we are ready to support that demand and continue to be our customers’ most valued business partner. We have a strong balance sheet that will allow us to invest at the appropriate time.

Highlights and Trends

Highlights

Our third quarter of fiscal 2020 performance partially reflects the impact of the COVID-19 pandemic in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, both including and excluding Certain Items.

Comparisons of results from the third quarter of fiscal 2020 to the third quarter of fiscal 2019:

•Sales:
◦decreased 6.5%, or $959.4 million, to $13.7 billion;
•Operating income:
◦decreased 88.6%, or $469.3 million, to $60.3 million;
◦adjusted operating income decreased 39.2%, or $243.2 million, to $377.0 million;
•Net earnings:
◦decreased 100.7%, or $443.4 million, to a net loss of $3.3 million;
◦adjusted net earnings decreased 43.6%, or $179.4 million, to $231.8 million;
•Basic earnings per share:
◦decreased 101.2%, or $0.87, to a loss of $0.01 per share;
•Diluted earnings per share:
◦decreased 101.2%, or $0.86, to a loss of $0.01 per share; and
◦adjusted diluted earnings per share decreased 43.0%, or $0.34, to $0.45 per share.

Comparisons of results from the first 39 weeks of fiscal 2020 to the first 39 weeks of fiscal 2019:

•Sales:
◦decreased 1.4%, or $612.3 million, to $44.0 billion;
•Operating income:
◦decreased 20.4%, or $328.5 million, to $1.3 billion;
◦adjusted operating income decreased 8.8%, or $169.3 million, to $1.7 billion;
•Net earnings:
◦decreased 26.8%, or $304.6 million, to $833.9 million;
◦adjusted net earnings decreased 8.1%, or $104.0 million, to $1.2 billion;
•Basic earnings per share:
◦decreased 25.9%, or $0.57, to $1.63 per share;
•Diluted earnings per share:
◦decreased 25.3%, or $0.55, to $1.62 per share; and
◦adjusted diluted earnings per share decreased 6.5%, or $0.16, to $2.29 per share.

See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income, adjusted net earnings and adjusted diluted earnings per share, which are non-GAAP financial measures, and reconciliations to the most directly comparable GAAP financial measures.

Trends

The COVID-19 pandemic has significantly negatively affected economic and industry trends, primarily in the form of increased unemployment and significantly lower levels of activity in the food-away-from home market.

Our sales and gross profit decline was driven by reduced sales to our customers due to the COVID-19 pandemic, the divestiture of Iowa Premium, LLC (Iowa Premium) in the fourth quarter of fiscal 2019 and the negative impact of foreign exchange rates. Partially offsetting these declines, we experienced continued growth in penetration of our Sysco brand portfolio. A strengthening U.S. dollar negatively affected total Sysco sales growth by 0.2% and 0.3% for the third quarter and first 39 weeks of fiscal 2020, respectively, and negatively impacted sales growth for our International Foodservice Operations by 1.3% and 1.8% for the third quarter and first 39 weeks of fiscal 2020, respectively, as we translated our foreign sales due to foreign currency exchange rate changes. We experienced inflation at a rate of 1.3% during the third quarter of fiscal 2020, primarily in the dairy products and beef categories. We expect a continued decline in sales growth for the remainder of fiscal 2020 as a result of the effects of the COVID-19 pandemic; however, we are actively pursuing new sources of revenue by leveraging our supply chain expertise to provide services to the retail grocery sector. This new business is expected to help mitigate some of the declines in our traditional sales channels and also position Sysco to capitalize on growth opportunities after the COVID-19 crisis subsides. We have taken steps to adapt inventory levels to align with sales volumes trends. While we have experienced some elevated levels of spoilage, a combination of our transition to retail business and product donation has alleviated some of the food spoilage impact.

        Total operating expenses increased 12.6% and 3.4% during the third quarter and first 39 weeks of fiscal 2020, respectively, as compared to the third quarter and first 39 weeks of fiscal 2019. The largest contributor to the increase was an additional charge for our allowance for doubtful accounts as a result of the COVID-19 pandemic. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. We have experienced an increase in past due receivables and have recognized additional bad debt charges. In the third quarter of fiscal 2020, we recorded a provision for losses on receivables totaling $175.4 million, of which we believe approximately $153.5 million is due to the impact of the COVID-19 pandemic on our customers, calculated by comparing our March allowance results to the prior three-month average, with excess amounts being a reasonable estimate of what the reserve for the allowance for doubtful accounts would have been for the third quarter and first 39 weeks of fiscal 2020, absent the impact of the COVID-19 pandemic. We expect to see an increase in bankruptcies of customers, which may contribute to a significant increase in bad debt expense to be recorded for the fiscal fourth quarter.

During the third quarter of fiscal 2020, as a result of significant worsening of macroeconomic conditions and declines in equity valuations, as well as regulatory restrictions adopted in response to the COVID-19 pandemic, the company performed quantitative goodwill impairment tests on its European reporting units and the Pacific Star (our Mexico operations) and Cake reporting units. Based upon the results of the tests, during the third quarter of fiscal 2020, the company recorded impairment charges of $34.5 million and $34.2 million for Pacific Star and Cake, respectively, which represented the full balance of goodwill for those reporting units. No impairment was applicable for our European reporting units.

The impact of the COVID-19 crisis has caused us to take action to reduce costs by reducing variable expenses in response to reduced customer demand, aligning inventory to current sales trends, reducing capital expenditures to only urgent projects and tightly managing receivables. These actions will produce savings in the fourth quarter of fiscal 2020. We expect to reduce pay-related expenses through temporary and permanent layoffs across the organization, most of which occurred late in third quarter of fiscal 2020, with smaller numbers in April 2020. This resulted in an increase in severance charges in the third quarter of fiscal 2020. We may incur inventory write-down charges during the remainder of fiscal 2020, as we manage working capital through this environment; however, the magnitude of these charges was not significant in the third quarter of fiscal 2020.

To date in the fourth quarter of fiscal 2020, we have removed more than $500 million of expenses from the business specific to our fourth quarter of fiscal 2020, which reflects, in part, the reduction to our staffing levels by approximately 33% through temporary workforce furloughs and permanent reductions in force. Additionally, we have substantially reduced miles driven by re-routing our transportation fleet, and are implementing productivity improvements in our operating companies. We plan to leverage technology improvements to enable those structural changes without compromising service or quality. The benefits of these changes are expected to occur beginning with our fourth quarter of fiscal 2020, and the permanent changes are expected to deliver an annualized benefit of approximately $300 million. In the fourth quarter of fiscal 2020, the expense reductions will be more than offset by the sales volume decrease we are experiencing. We believe our fourth quarter of fiscal 2020 will produce an operating loss as a result of the crisis; however, based on recent improving trends and the reopening of economic activity in certain states, we do not expect quarterly losses, if any, to be of the same magnitude in fiscal 2021.

Although our business continues to face challenges associated with decreased customer demand and increased costs directly related to the global COVID-19 crisis, to date we have not experienced any significant disruptions to our supply chain or significant distribution facility closures. The foodservice distribution industry is considered to be an essential industry and, as such, we expect our supply chain and facilities to remain in place and operational in the current environment and in the event of a prolonged downturn.

Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. The impact of the COVID-19 pandemic may change our mix of earnings by jurisdiction and has increased the risk that operating losses may occur within certain of our jurisdictions that could lead to the recognition of valuation allowances against certain deferred tax assets in the future, if these losses are prolonged beyond our current expectations. This would negatively impact our income tax expense, net earnings, and balance sheet.

Sysco sold its interests in Iowa Premium in the fourth quarter of fiscal 2019, and, therefore, our operating results for the first 39 weeks of fiscal 2020, as compared to the first 39 weeks of fiscal 2019, reflect decreases that relate to the divestiture of that business.

We have completed the following new acquisitions thus far in fiscal 2020 within our U.S. Foodservice Operations:

•In the first quarter of fiscal 2020, we acquired J. Kings Food Service Professionals, a New York broadline distributor with approximately $150 million in annual revenue.
•In the second quarter of fiscal 2020, we acquired Armstrong Produce and Kula Produce, a Hawaii-based broadline fresh produce wholesaler and distributor with approximately $155 million in combined annual revenue.

Strategy

Fiscal 2020 is the third year in our three-year plan that was established in fiscal 2018 and included our strategic and financial objectives through fiscal 2020. During the third quarter of fiscal 2020, the company experienced a significant reduction in customer demand resulting from the continued spread of COVID-19. Due to the rapidly evolving impact of the COVID-19 pandemic on our financial results and the uncertainty related to its duration, we have withdrawn our guidance for the remainder of our three-year plan ending fiscal 2020, and we are not providing an updated outlook at this time.

In response to the current environment, we have identified four key areas of focus as we manage the business in the near-term and prepare the company for recovery once the COVID-19 crisis subsides. First, we have taken actions to strengthen our overall liquidity. Second, we are focused on stabilizing the business by removing costs. Third, we are working to leverage the upside that exists during this crisis by capturing new business opportunities and pivoting our support with current and new customers. Fourth, we are preparing for the time period when demand returns, including integrated supply chain planning with our customers and suppliers to ensure inventory levels will match the business recovery. While retail and logistics opportunities are significant and show our ability to quickly adapt to the changing environment, these opportunities do not fully off-set our volume declines in the food-away-from-home space.

        See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income and adjusted return on invested capital, which are non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3	81.2	81.1	81.1
Gross profit	18.7	18.8	18.9	18.9
Operating expenses	18.3	15.2	16.0	15.3
Operating income	0.4	3.6	2.9	3.6
Interest expense	0.6	0.6	0.6	0.6
Other expense (income), net	—	0.1	—	—
Earnings before income taxes	(0.2)	2.9	2.3	3.0
Income taxes	(0.2)	(0.1)	0.4	0.4
Net earnings	—%	3.0%	1.9%	2.6%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
	Mar. 28, 2020	Mar. 28, 2020
Sales	(6.5)%	(1.4)%
Cost of sales	(6.5)	(1.4)
Gross profit	(6.9)	(1.1)
Operating expenses	12.6	3.4
Operating income	(88.6)	(20.4)
Interest expense	(11.3)	(9.9)
Other expense (income), net (1) (2)	26.2	(51.4)
Earnings before income taxes	(106.7)	(22.2)
Income taxes	179.1	5.8
Net earnings	(100.7)%	(26.8)%
Basic earnings per share	(101.2)%	(25.9)%
Diluted earnings per share	(101.2)	(25.3)
Average shares outstanding	(1.1)	(1.3)
Diluted shares outstanding	(1.4)	(1.7)

(1)Other expense (income), net was expense of $5.2 million and $4.1 million in the third quarter of fiscal 2020 and fiscal 2019, respectively.

(2)Other expense (income), net was expense of $7.5 million and $15.4 million in the first 39 weeks of fiscal 2020 and fiscal 2019, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Mar. 28, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,587,005	$2,508,642	$1,364,111	$238,941	$—	$13,698,699
Sales increase (decrease)	(5.1)%	(9.0)%	(11.3)%	(7.2)%		(6.5)%
Percentage of total	70.0%	18.3%	10.0%	1.7%		100.0%

Operating income (loss)	$528,025	$(83,786)	$10,301	$(19,051)	$(375,215)	$60,274
Operating income (loss) increase (decrease)	(31.0)%	NM	(11.7)%	NM		(88.6)%
Percentage of total segments	121.2%	(19.2)%	2.4%	(4.4)%		100.0%
Operating income (loss) as a percentage of sales	5.5%	(3.3)%	0.8%	(8.0)%		0.4%

	13-Week Period Ended Mar. 30, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,105,283	$2,757,891	$1,537,312	$257,588	$—	$14,658,074
Percentage of total	68.9%	18.8%	10.5%	1.8%		100.0%

Operating income	$765,425	$10,145	$11,668	$6,376	$(264,029)	$529,585
Percentage of total segments	96.4%	1.3%	1.5%	0.8%		100.0%
Operating income as a percentage of sales	7.6%	0.4%	0.8%	2.5%		3.6%

	39-Week Period Ended Mar. 28, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$30,659,215	$8,311,081	$4,266,998	$789,452	$—	$44,026,746
Sales increase (decrease)	0.2%	(3.0)%	(9.1)%	0.9%		(1.4)%
Percentage of total	69.6%	18.9%	9.7%	1.8%		100.0%

Operating income	$2,158,211	$5,895	$27,732	$486	$(911,239)	$1,281,085
Operating income increase (decrease)	(6.9)%	(90.5)%	61.1%	(97.8)%		(20.4)%
Percentage of total segments	98.4%	0.3%	1.3%	—%		100.0%
Operating income as a percentage of sales	7.0%	0.1%	0.6%	0.1%		2.9%

	39-Week Period Ended Mar. 30, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$30,591,799	$8,569,439	$4,695,376	$782,446	$—	$44,639,060
Percentage of total	68.5%	19.2%	10.5%	1.8%		100.0%

Operating income	$2,318,660	$62,000	$17,213	$22,429	$(810,682)	$1,609,620
Percentage of total segments	95.8%	2.6%	0.7%	0.9%		100.0%
Operating income as a percentage of sales	7.6%	0.7%	0.4%	2.9%		3.6%

Based on information in Note 18, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I, in the third quarter and first 39 weeks of fiscal 2020, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 88.3% and 88.5% of Sysco’s overall sales, respectively. In the third quarter and first 39 weeks of fiscal 2020, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 102.0% and 98.7% of the total segment operating income, respectively. This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 28, 2020	13-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$9,587,005	$10,105,283	$(518,278)	(5.1)%
Gross profit	1,895,378	2,009,129	(113,751)	(5.7)
Operating expenses	1,367,353	1,243,704	123,649	9.9
Operating income	$528,025	$765,425	$(237,400)	(31.0)%

Gross profit	$1,895,378	$2,009,129	$(113,751)	(5.7)%
Adjusted operating expenses (Non-GAAP)	1,258,721	1,240,777	17,944	1.4
Adjusted operating income (Non-GAAP)	$636,657	$768,352	$(131,695)	(17.1)%

	39-Week Period Ended Mar. 28, 2020	39-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$30,659,215	$30,591,799	$67,416	0.2%
Gross profit	6,089,171	6,101,175	(12,004)	(0.2)
Operating expenses	3,930,960	3,782,515	148,445	3.9
Operating income	$2,158,211	$2,318,660	$(160,449)	(6.9)%

Gross profit	$6,089,171	$6,101,175	$(12,004)	(0.2)%
Adjusted operating expenses (Non-GAAP)	3,814,522	3,779,657	34,865	0.9
Adjusted operating income (Non-GAAP)	$2,274,649	$2,321,518	$(46,869)	(2.0)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	(5.9)%	$(594.2)	(1.4)%	$(425.2)
Inflation	1.5	150.6	2.3	701.5
Acquisitions	0.8	85.2	0.7	199.1
Other (1) (2)	(1.5)	(159.9)	(1.4)	(408.0)
Total sales increase	(5.1)%	$(518.3)	0.2%	$67.4

(1)Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”
(2)Approximately $107 million and $342 million of this decrease for the third quarter and first 39 weeks of fiscal 2020, respectively, results from Sysco’s sale of its interest in Iowa Premium in the fourth quarter of fiscal 2019.

Sales for the third quarter of fiscal 2020 were 5.1% lower than the third quarter of fiscal 2019. The primary driver of the decrease was the significant decline in case volume in our U.S. Broadline operations as a result of some of our customers closing and many other customers operating at a substantially reduced volume in response due to the COVID-19 pandemic.

Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, decreased 5.2% in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, and included a 4.1% decline in locally managed customer case growth along with a 6.6% decrease in national customer case volume. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 1.1% for the third quarter of fiscal 2020; therefore, organic local case volume, which excludes acquisitions, declined 5.2%. The loss of less profitable business and the divestiture of Iowa Premium in the fourth quarter of fiscal 2019 also contributed to the overall decline in case volume, which was partially offset by inflation.

Sales for the first 39 weeks of fiscal 2020 were 0.2% higher than the first 39 weeks of fiscal 2019. The primary drivers of the increase were inflation and the impact of acquisitions, largely offset by significant declines in national customer case volume in our U.S. Broadline operations. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, decreased 0.8% in the first 39 weeks of fiscal 2020, compared to the first 39 weeks of fiscal 2019, and included a decrease of 2.4% in national customer case volume, partially offset by a 0.6% improvement in locally managed customer case growth. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 1.0% for the first 39 weeks of fiscal 2020; therefore, organic local case volume, which excludes acquisitions, decreased 0.4%.

Operating Income

Operating income decreased 31.0% and 6.9% for the third quarter and first 39 weeks of fiscal 2020, respectively, as compared to the third quarter and first 39 weeks of fiscal 2019.

Gross profit dollars decreased 5.7% and 0.2% in the third quarter and first 39 weeks of fiscal 2020, respectively, as compared to the third quarter and first 39 weeks of fiscal 2019, driven primarily by the decline in local cases. The decrease was largely offset by higher inflation and growth in Sysco-branded products. The estimated change in product costs, an internal measure of inflation or deflation, for the third quarter and first 39 weeks of fiscal 2020 for our U.S. Broadline operations was inflation of 1.3% and 2.2%, respectively. For the third quarter and first 39 weeks of fiscal 2020, this change in product costs was primarily driven by inflation in the dairy products and meat categories. Our Sysco brand sales to local customers increased by approximately 37 basis points and 29 basis points for the third quarter and first 39 weeks of fiscal 2020, respectively. Gross margin, which is gross profit as a percentage of sales, was 19.77% and 19.86% in the third quarter and first 39 weeks of fiscal 2020, respectively, which was a decrease of 11 and 8 basis points from the gross margin of 19.88% and 19.94% in the third quarter and first 39 weeks of fiscal 2019, respectively, primarily attributable to inflation that we were unable to efficiently pass through to our customers and to a reduction in fuel surcharges.

Operating expenses for the third quarter of fiscal 2020 increased 9.9%, or $123.6 million, compared to the third quarter of fiscal 2019, primarily driven by an increase in bad debt expense, of which $107.2 million resulted from a significant increase in past due receivables from customers impacted by the COVID-19 pandemic. Operating expenses, on an adjusted basis (which is a non-GAAP financial measure for which a reconciliation is provided above), for the third quarter of fiscal 2020, increased 1.4%, or $17.9 million, compared to the third quarter of fiscal 2019. Operating expenses for the first 39 weeks of fiscal 2020 increased 3.9%, or $148.4 million, compared to the first 39 weeks of fiscal 2019. Our operating expense growth during the third quarter of fiscal 2020 was primarily driven by an increase in bad debt expense. Operating expenses, on an adjusted basis (which is a non-GAAP financial measure for which a reconciliation is provided above), for the first 39 weeks of fiscal 2020 increased 0.9%, or $34.9 million, compared to the first 39 weeks of fiscal 2019. These increases were partially offset by decreases in operating expenses associated with the divestiture of Iowa Premium in the fourth quarter of fiscal 2019.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 28, 2020	13-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$2,508,642	$2,757,891	$(249,249)	(9.0)%
Gross profit	500,929	565,116	(64,187)	(11.4)
Operating expenses	584,715	554,971	29,744	5.4
Operating (loss) income	$(83,786)	$10,145	$(93,931)	NM

Gross profit	$500,929	$565,116	$(64,187)	(11.4)%
Adjusted operating expenses (Non-GAAP)	495,945	507,018	(11,073)	(2.2)
Adjusted operating income (Non-GAAP)	$4,984	$58,098	$(53,114)	(91.4)%

Sales on a constant currency basis (Non-GAAP)	$2,543,937	$2,757,891	$(213,954)	(7.8)%
Gross profit on a constant currency basis (Non-GAAP)	508,471	565,116	(56,645)	(10.0)
Adjusted operating expenses on a constant currency basis (Non-GAAP)	504,686	507,018	(2,332)	(0.5)
Adjusted operating income on a constant currency basis (Non-GAAP)	$3,785	$58,098	$(54,313)	(93.5)%

	39-Week Period Ended Mar. 28, 2020	39-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$8,311,081	$8,569,439	$(258,358)	(3.0)%
Gross profit	1,692,153	1,770,543	(78,390)	(4.4)
Operating expenses	1,686,258	1,708,543	(22,285)	(1.3)
Operating income	$5,895	$62,000	$(56,105)	(90.5)%

Gross profit	$1,692,153	$1,770,543	$(78,390)	(4.4)%
Adjusted operating expenses (Non-GAAP)	1,514,144	1,533,928	(19,784)	(1.3)
Adjusted operating income (Non-GAAP)	$178,009	$236,615	$(58,606)	(24.8)%

Sales on a constant currency basis (Non-GAAP)	$8,464,995	$8,569,439	$(104,444)	(1.2)%
Gross profit on a constant currency basis (Non-GAAP)	1,727,342	1,770,543	(43,201)	(2.4)
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,548,580	1,533,928	14,652	1.0
Adjusted operating income on a constant currency basis (Non-GAAP)	$178,762	$236,615	$(57,853)	(24.5)%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	(0.3)%	$(8.0)	0.4%	$30.6
Acquisitions	0.2	5.1	0.4	32.5
Foreign currency	—	(0.9)	—	(0.5)
Other (1)	(8.9)	(245.5)	(3.8)	(321.0)
Total sales increase	(9.0)%	$(249.3)	(3.0)%	$(258.4)

(1)The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the third quarter and first 39 weeks of fiscal 2020 were 9.0% and 3.0% lower, respectively, as compared to the third quarter and first 39 weeks of fiscal 2019, primarily due to the significant decline in volume in our Europe and Canada operations as a result of some of our customers closing and many other customers operating at a substantially reduced volume in response due to COVID-19 pandemic. Our business in Europe has decreased significantly, as governments have issued “stay-at-home” orders and restaurant traffic has decreased as a result. Restaurant sales in Canada have decreased as consumers are practicing isolation measures to protect health and safety. For our Latin American businesses, the impact of COVID-19 has been most prominent in Mexico, where sales decreased more rapidly. In Costa Rica, our cash and carry stores are helping to offset the decrease in sales from restaurants.

Operating Income

Operating income decreased by $93.9 million and $56.1 million for the third quarter and first 39 weeks of fiscal 2020, respectively, as compared to the third quarter and first 39 weeks of fiscal 2019. Our operating income decreased during the third quarter and first 39 weeks of fiscal 2020 due to the decline in business resulting from the reductions in our customers’ business in response to the COVID-19 pandemic and from ongoing restructuring and integration work in our European operations and facility consolidations in our Canadian operations. Our business in France continued to experience operational challenges arising from our integration efforts between our two businesses in France. Restructuring and business transformation charges also negatively affected our U.K. operations as we continue our efforts related to modernizing the business and growing our customer base. Operating income, on an adjusted basis, decreased by $53.1 million, or 91.4%, for the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019. Foreign exchange rates positively affected operating income by 2.1%, resulting in a 93.5% decrease in adjusted operating income on a constant currency basis. Operating income, on an adjusted basis, decreased by $58.6 million, or 24.8%, for the first 39 weeks of fiscal 2020, as compared to the first 39 weeks of fiscal 2019. Foreign exchange rates negatively affected operating income by 0.3%, resulting in a 24.5% decrease in adjusted operating income on a constant currency basis.

Gross profit dollars decreased by 11.4% in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, primarily attributable to the decline in sales. Changes in foreign exchange rates that negatively affected gross profit by 1.3%, resulting in a 10.0% decrease in adjusted gross profit on a constant currency basis. Gross profit dollars decreased by 4.4% in the first 39 weeks of fiscal 2020, as compared to the first 39 weeks of fiscal 2019, primarily attributable to decreased sales. Changes in foreign exchange rates that negatively affected gross profit by 2.0%, resulting in a 2.4% increase in adjusted gross profit on a constant currency basis.

Operating expenses for the third quarter of fiscal 2020 increased 5.4%, or $29.7 million, as compared to the third quarter of fiscal 2019, primarily due to reduced restructuring and integration charges being incurred in France. Operating expenses for the first 39 weeks of fiscal 2020 decreased 1.3%, or $22.3 million, as compared to the first 39 weeks of fiscal 2019, primarily due to reduced restructuring and integration charges being incurred in France. We incurred restructuring charges of $74.3 million primarily relating to restructuring and integration in France and the U.K. and the ongoing facility consolidation efforts in our Canadian operations during the first 39 weeks of fiscal 2020, as compared to $117.4 million of restructuring charges in the first 39 weeks of fiscal 2019. Additionally, we incurred $46.3 million of excess bad debt expense related to the COVID-19 pandemic. Operating expenses, on an adjusted basis, for the third quarter of fiscal 2020 decreased 2.2%, or $11.1 million, compared to the third quarter of fiscal 2019. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars positively affected operating expenses during the period by 1.7%, resulting in a 0.5% decrease in adjusted operating expenses on a constant currency basis. Operating expenses, on an adjusted basis, for the first 39 weeks of fiscal 2020, decreased 1.3%, or $19.8 million, compared to the first 39 weeks of fiscal 2019. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars positively affected operating expenses during the period by 2.2%, resulting in a 1.0% increase in adjusted operating expenses on a constant currency basis.

Results of SYGMA and Other Segment

For SYGMA, sales were 11.3% and 9.1% lower in the third quarter and first 39 weeks of fiscal 2020, respectively, as compared to the third quarter and first 39 weeks of fiscal 2019, primarily from a decline in case volume due to the decrease in customer demand as a result of the effects of the COVID-19 pandemic. Operating income decreased by $1.4 million in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, as our decline in case volume exceeded the decrease in expenses realized from our focus on business and routing optimization. Operating income increased by $10.5 million in the first 39 weeks of fiscal 2020 as compared to the first 39 weeks of fiscal 2019 due to our focus on expense reductions through business and routing optimization.

For the operations that are grouped within Other, operating income decreased $25.4 million in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019. Operating income decreased $21.9 million in the first 39 weeks of fiscal 2020, as compared to the first 39 weeks of fiscal 2019. Guest Supply gross profit decreased 13.0% and 2.8% in the third quarter and first 39 weeks of fiscal 2020, respectively, as the business faced challenges resulting from the significant impact of the COVID-19 pandemic on the hotel industry. Additionally, Cake incurred a goodwill impairment charge of $11.7 million in the third quarter and first 39 weeks of fiscal 2020.

Corporate Expenses

Corporate expenses in the third quarter of fiscal 2020 increased $114.0 million, or 44.8%, as compared to the third quarter of fiscal 2019, primarily due to costs associated the business impact of the COVID-19 crisis, including $57.1 million of the remaining goodwill impairment charges for the Pacific Star and Cake reporting units and $18.6 million of severance charges related to permanent workforce reductions. Charges for professional fees and other business transformation initiatives, increased liability claims and expenses associated with our recent leadership change also contributed to the increase. Corporate expenses in the first 39 weeks of fiscal 2020 increased $109.6 million, or 13.8%, as compared to the first 39 weeks of fiscal 2019, primarily due to costs associated the business impact of the COVID-19 crisis, including goodwill impairment charges and severance charges related to permanent workforce reductions. Charges for professional fees and other business transformation initiatives, increased liability claims and expenses associated with our recent leadership change also contributed to the increase. Corporate expenses, on an adjusted basis, increased $45.8 million, or 21.3%, and $76.4 million, or 11.5% as compared to the third quarter and first 39 weeks of fiscal 2019, respectively.

Included in corporate expenses are Certain Items that totaled $107.6 million and $160.9 million in the third quarter and first 39 weeks of fiscal 2020, respectively, as compared to $39.4 million and $127.7 million in the third quarter and first 39 weeks of fiscal 2019, respectively. Certain Items impacting the third quarter and first 39 weeks of fiscal 2020 and fiscal 2019 were primarily goodwill impairment charges, severance charges arising from the COVID-19 pandemic and expenses associated with our various transformation initiatives.

Interest Expense

Interest expense decreased $10.7 million and $26.7 million for the third quarter and first 39 weeks of fiscal 2020, as compared to the third quarter and first 39 weeks of fiscal 2019, respectively, primarily due to a favorable comparison to the prior year attributable to lower floating interest rates and lower fixed debt volume.

Net Earnings

Net earnings decreased 100.7% and 26.8% in the third quarter and first 39 weeks of fiscal 2020, respectively, as compared to the third quarter and first 39 weeks of the prior year, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I.

Adjusted net earnings, excluding Certain Items, decreased 43.6% in the third quarter of fiscal 2020, primarily due to gross profit growth and a decline in operating expense, partially offset by an unfavorable tax expense comparison to the prior year. Adjusted net earnings, excluding Certain Items, decreased 8.1% in the first 39 weeks of fiscal 2020, primarily due to a significant decrease in sales volume, partially offset by a favorable tax expense comparison to the prior year.

Earnings (Loss) Per Share

Basic earnings (loss) per share in the third quarter of fiscal 2020 were $(0.01), a 101.2% decrease from the comparable prior year period amount of $0.86 per share. Diluted earnings (loss) per share in the third quarter of fiscal 2020 were $(0.01), a 101.2% decrease from the comparable prior year period amount of $0.85 per share. Adjusted diluted earnings per share, excluding Certain Items, in the third quarter of fiscal 2020 were $0.45, a 43.0% decrease from the comparable prior year period amount of $0.79 per share. These results were primarily attributable to the factors discussed above related to net earnings in the third quarter of fiscal 2020.

Basic earnings per share in the first 39 weeks of fiscal 2020 were $1.63, a 25.9% decrease from the comparable prior year period amount of $2.20 per share. Diluted earnings per share in the first 39 weeks of fiscal 2020 were $1.62, a 25.3% decrease from the comparable prior year period amount of $2.17 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 39 weeks of fiscal 2020 were $2.29, a 6.5% decrease from the comparable prior year period amount of $2.45 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first 39 weeks of fiscal 2020.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2020 and fiscal 2019 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. All acquisition-related costs in the first 39 weeks of fiscal 2020 and fiscal 2019 that have been designated as Certain Items relate to the Brakes Acquisition. These include acquisition-related intangible amortization expense. Fiscal 2020 results of operations were also negatively impacted by costs arising from the COVID-19 pandemic, the most significant including (1) excess bad debt expense and (2) goodwill impairment charges. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. We have experienced an increase in past due receivables and have recognized additional bad debt charges. We have estimated uncollectible amounts by applying write-off percentages based on an aging of past due receivables. These write-off percentages are based in part on historical loss experience, including losses incurred during times of local and regional disasters. We have estimated the amount attributable to the impact of the COVID-19 pandemic on our customers by comparing our March allowance results to the prior three-month average, with excess amounts being a reasonable estimate of what the reserve for the allowance for doubtful accounts would have been for the third quarter and first 39 weeks of fiscal 2020, absent the impact of the COVID-19 pandemic. Because the COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, it is possible that actual uncollectible amounts will differ and additional charges may be required in the fourth quarter of fiscal 2020. Although Sysco traditionally incurs bad debt expense, the magnitude of such expenses that we have experienced is not indicative of our normal operations. Our adjusted results have not been normalized in a manner that would exclude the full impact of the COVID-19 pandemic on our business. As such, Sysco has not adjusted its results for lost sales, inventory write-offs or other costs associated with the COVID-19 pandemic not previously stated. In addition, results of operations in the first 39 weeks of fiscal 2019 were negatively affected by acquisition-related integration costs specific to the Brakes Acquisition and the impact of recognizing a foreign tax credit.

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

	13-Week Period Ended Mar. 28, 2020	13-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
	(Dollars in thousands, except for per share data)
Operating expenses (GAAP)	$2,503,966	$2,224,713	$279,253	12.6%
Impact of restructuring and transformational project costs (1)	(77,195)	(72,207)	(4,988)	6.9
Impact of acquisition-related costs (2)	(17,321)	(18,398)	1,077	(5.9)
Impact of excess bad debt expense	(153,499)	—	(153,499)	NM
Impact of goodwill impairment	(68,725)	—	(68,725)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,187,226	$2,134,108	$53,118	2.5%

Operating income (GAAP)	$60,274	$529,585	$(469,311)	(88.6)%
Impact of restructuring and transformational project costs (1)	77,195	72,207	4,988	6.9
Impact of acquisition-related costs (2)	17,321	18,398	(1,077)	(5.9)
Impact of excess bad debt expense	153,499	—	153,499	NM
Impact of goodwill impairment	68,725	—	68,725	NM
Operating income adjusted for Certain Items (Non-GAAP)	$377,014	$620,190	$(243,176)	(39.2)%

Net earnings (GAAP)	$(3,297)	$440,083	$(443,380)	NM
Impact of restructuring and transformational project costs (1)	77,195	72,207	4,988	6.9
Impact of acquisition-related costs (2)	17,321	18,398	(1,077)	(5.9)
Impact of excess bad debt expense	153,499	—	153,499	NM
Impact of goodwill impairment	68,725	—	68,725	NM
Tax impact of restructuring and transformational project costs (3)	(28,461)	(19,271)	(9,190)	47.7
Tax impact of acquisition-related costs (3)	(6,777)	(4,899)	(1,878)	38.3
Tax impact of excess bad debt expense (3)	(46,410)	—	95,067	NM
Impact of foreign tax credit benefit	—	(95,067)	95,067	NM
Impact of US transition tax	—	(269)	269	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$231,795	$411,182	$(179,387)	(43.6)%

Diluted earnings per share (GAAP)	$(0.01)	$0.85	$(0.86)	NM
Impact of restructuring and transformational project costs (1)	0.15	0.14	0.01	7.1
Impact of acquisition-related costs (2)	0.03	0.04	(0.01)	(25.0)
Impact of excess bad debt expense	0.30	—	0.30	NM
Impact of goodwill impairment	0.13	—	0.13	NM
Tax impact of restructuring and transformational project costs (3)	(0.06)	(0.04)	(0.02)	50.0
Tax impact of acquisition-related costs (3)	(0.01)	(0.01)	—	NM
Tax impact of excess bad debt expense (3)	(0.09)	—	(0.09)	NM
Impact of foreign tax credit benefit	—	(0.18)	0.18	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$0.45	$0.79	$(0.34)	(43.0)%

(1)
Fiscal 2020 includes $48 million related to restructuring, facility closure and severance charges, of which $21 million relates to Corporate severance charges, and $30 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $37 million related to restructuring, facility closure and severance and $35 million related to various transformation initiative costs.

(2)
Fiscal 2020 and fiscal 2019 include $17 million and $18 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice.

(3)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(4)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 28, 2020	39-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
	(Dollars in thousands, except for share and per share data)
Operating expenses (GAAP)	$7,054,924	$6,820,175	$234,749	3.4%
Impact of restructuring and transformational project costs (1)	(191,022)	(247,547)	56,525	(22.8)
Impact of acquisition-related costs (2)	(51,543)	(58,042)	6,499	(11.2)
Impact of excess bad debt expense	(153,499)	—	(153,499)	NM
Impact of goodwill impairment	(68,725)	—	(68,725)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$6,590,135	$6,514,586	$75,549	1.2%

Operating income (GAAP)	$1,281,085	$1,609,620	$(328,535)	(20.4)%
Impact of restructuring and transformational project costs (1)	191,022	247,547	(56,525)	(22.8)
Impact of acquisition-related costs (2)	51,543	58,042	(6,499)	(11.2)
Impact of excess bad debt expense	153,499	—	153,499	NM
Impact of goodwill impairment	68,725	—	68,725	NM
Operating income adjusted for Certain Items (Non-GAAP)	$1,745,874	$1,915,209	$(169,335)	(8.8)%

Net earnings (GAAP)	$833,894	$1,138,505	$(304,611)	(26.8)%
Impact of restructuring and transformational project costs (1)	191,022	247,547	(56,525)	(22.8)
Impact of acquisition-related costs (2)	51,543	58,042	(6,499)	(11.2)
Impact of excess bad debt expense	153,499	—	153,499	NM
Impact of goodwill impairment	68,725	—	68,725	NM
Tax impact of restructuring and transformational project costs (3)	(57,756)	(64,831)	7,075	(10.9)
Tax impact of acquisition-related costs (3)	(15,584)	(15,201)	(383)	2.5
Tax impact of excess bad debt expense (3)	(46,410)	—	(46,410)	NM
Impact of French tax rate change	924	—	924	NM
Impact of foreign tax credit benefit	—	(95,067)	95,067	NM
Impact of US transition tax	—	14,885	(14,885)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,179,857	$1,283,880	$(104,023)	(8.1)%

Diluted earnings per share (GAAP)	$1.62	$2.17	$(0.55)	(25.3)%
Impact of restructuring and transformational project costs (1)	0.37	0.47	(0.10)	(21.3)
Impact of acquisition-related costs (2)	0.10	0.11	(0.01)	(9.1)
Impact of excess bad debt expense	0.30	—	0.30	NM
Impact of goodwill impairment	0.13	—	0.13	NM
Tax impact of restructuring and transformational project costs (3)	(0.11)	(0.12)	0.01	(8.3)
Tax impact of acquisition-related costs (3)	(0.03)	(0.03)	—	NM
Tax impact of excess bad debt expense (3)	(0.09)	—	(0.09)	NM
Impact of foreign tax credit benefit	—	(0.18)	0.18	NM
Impact of US transition tax	—	0.03	(0.03)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$2.29	$2.45	$(0.16)	(6.5)%

(1)
Fiscal 2020 includes $100 million related to severance, restructuring and facility closure charges, of which $37 million relates to our integration of Brake France and Davigel into Sysco France and $21 million relates to Corporate severance charges. Fiscal 2020 also includes $91 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $133 million related to severance, restructuring and facility closure charges in Europe, Canada and at Corporate, of which $58 million relates to our France restructuring as part of our integration of Brake France and Davigel into Sysco France, and $114 million related to various transformation initiative costs, of which $17 million relates to accelerated depreciation with regard to software that was replaced.

(2)
Fiscal 2020 and fiscal 2019 include $52 million and $57 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice and integration costs in fiscal 2019.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented (dollars in thousands):

	13-Week Period Ended Mar. 28, 2020	13-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,367,353	$1,243,704	$123,649	9.9%
Impact of restructuring and transformational project costs (1)	(1,402)	(2,927)	1,525	(52.1)
Impact of excess bad debt expense	(107,230)	—	(107,230)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,258,721	$1,240,777	$17,944	1.4%

Operating income (GAAP)	$528,025	$765,425	$(237,400)	(31.0)%
Impact of restructuring and transformational project costs (1)	1,402	2,927	(1,525)	(52.1)
Impact of excess bad debt expense	107,230	—	107,230	NM
Operating income adjusted for Certain Items (Non-GAAP)	$636,657	$768,352	$(131,695)	(17.1)%

INTERNATIONAL FOODSERVICE OPERATIONS

Sales (GAAP)	$2,508,642	$2,757,891	$(249,249)	(9.0)%
Impact of currency fluctuations (2)	35,295	—	35,295	1.3
Comparable sales using a constant currency basis (Non-GAAP)	$2,543,937	$2,757,891	$(213,954)	(7.8)%

Gross Profit (GAAP)	$500,929	$565,116	$(64,187)	(11.4)%
Impact of currency fluctuations (2)	7,542	—	7,542	1.3
Comparable gross profit using a constant currency basis (Non-GAAP)	$508,471	$565,116	$(56,645)	(10.0)%

Gross Margin (GAAP)	19.97%	20.49%		-52 bps
Impact of currency fluctuations (2)	0.02	—		2 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.99%	20.49%		-50 bps

Operating expenses (GAAP)	$584,715	$554,971	$29,744	5.4%
Impact of restructuring and transformational project costs (3)	(25,180)	(29,574)	4,394	(14.9)
Impact of acquisition-related costs (4)	(17,321)	(18,379)	1,058	(5.8)
Impact of excess bad debt expense	(46,269)	—	(46,269)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	495,945	507,018	(11,073)	(2.2)
Impact of currency fluctuations (2)	8,741	—	8,741	1.7
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$504,686	$507,018	$(2,332)	(0.5)%

Operating income (GAAP)	$(83,786)	$10,145	$(93,931)	NM
Impact of restructuring and transformational project costs (3)	25,180	29,574	(4,394)	(14.9)
Impact of acquisition-related costs (4)	17,321	18,379	(1,058)	(5.8)
Impact of excess bad debt expense	46,269	—	46,269	NM
Operating income adjusted for Certain Items (Non-GAAP)	4,984	58,098	(53,114)	(91.4)
Impact of currency fluctuations (2)	(1,199)	—	(1,199)	(2.1)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,785	$58,098	$(54,313)	(93.5)%

SYGMA
Operating expenses (GAAP)	$108,590	$114,247	$(5,657)	(5.0)%
Impact of restructuring and transformational project costs (5)	(122)	(369)	247	(66.9)
Operating expenses adjusted for Certain Items (Non-GAAP)	$108,468	$113,878	$(5,410)	(4.8)%

Operating income (GAAP)	$10,301	$11,668	$(1,367)	(11.7)%
Impact of restructuring and transformational project costs (5)	122	369	(247)	(66.9)
Operating income adjusted for Certain Items (Non-GAAP)	$10,423	$12,037	$(1,614)	(13.4)%

OTHER
Operating expenses (GAAP)	$75,051	$57,502	17,549	30.5%
Impact of goodwill impairment	(11,660)	—	(11,660)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$63,391	$57,502	$5,889	10.2%

Operating income (GAAP)	$(19,051)	$6,376	(25,427)	NM
Impact of goodwill impairment	11,660	—	11,660	NM
Operating income adjusted for Certain Items (Non-GAAP)	$(7,391)	$6,376	$(13,767)	NM

CORPORATE
Operating expenses (GAAP)	$368,257	$254,289	$113,968	44.8%
Impact of restructuring and transformational project costs (6)	(50,490)	(39,337)	(11,153)	28.4
Impact of acquisition-related costs (7)	—	(19)	19	NM
Impact of goodwill impairment	(57,066)	—	(57,066)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$260,701	$214,933	$45,768	21.3%

Operating income (GAAP)	$(375,215)	$(264,029)	$(111,186)	42.1%
Impact of restructuring and transformational project costs (6)	50,490	39,337	11,153	28.4
Impact of acquisition-related costs (7)	—	19	(19)	NM
Impact of goodwill impairment	57,066	—	57,066	NM
Operating income adjusted for Certain Items (Non-GAAP)	$(267,659)	$(224,673)	$(42,986)	19.1%

(1)	Includes charges related to business transformation projects and other restructuring charges.
(2)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(3)	Includes severance, restructuring and facility closure costs primarily in Europe and Canada.
(4)	Fiscal 2020 and fiscal 2019 include $17 million and $18 million, respectively, related to intangible amortization expense from the Brakes Acquisition.
(5)	Includes charges related to transformation initiatives, severance and other restructuring charges.
(6)
Fiscal 2020 and fiscal 2019 include various transformation initiative costs, primarily consisting of changes to our business technology strategy and severance related to restructuring. Fiscal 2019 includes $17 million of accelerated depreciation on software that was replaced.

(7)	Fiscal 2019 includes integration costs from the Brakes Acquisition.
NM represents that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented (dollars in thousands):

	39-Week Period Ended Mar. 28, 2020	39-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS

Operating expenses (GAAP)	$3,930,960	$3,782,515	$148,445	3.9%
Impact of restructuring and transformational project costs (1)	(9,208)	(2,858)	(6,350)	NM
Impact of excess bad debt expense	(107,230)	—	(107,230)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$3,814,522	$3,779,657	$34,865	0.9%

Operating income (GAAP)	$2,158,211	$2,318,660	$(160,449)	(6.9)%
Impact of restructuring and transformational project costs (1)	9,208	2,858	6,350	NM
Impact of excess bad debt expense	107,230	—	107,230	NM
Operating income adjusted for Certain Items (Non-GAAP)	$2,274,649	$2,321,518	$(46,869)	(2.0)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$8,311,081	$8,569,439	$(258,358)	(3.0)%
Impact of currency fluctuations (2)	153,914	—	153,914	1.8
Comparable sales using a constant currency basis (Non-GAAP)	$8,464,995	$8,569,439	$(104,444)	(1.2)%

Gross Profit (GAAP)	$1,692,153	$1,770,543	$(78,390)	(4.4)%
Impact of currency fluctuations (2)	35,189	—	35,189	2.0
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,727,342	$1,770,543	$(43,201)	(2.4)%

Gross Margin (GAAP)	20.36%	20.66%		-30 bps
Impact of currency fluctuations (2)	(0.05)	—		-5 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.41%	20.66%		-25 bps

Operating expenses (GAAP)	$1,686,258	$1,708,543	$(22,285)	(1.3)%
Impact of restructuring and transformational project costs (3)	(74,302)	(117,390)	43,088	(36.7)
Impact of acquisition-related costs (4)	(51,543)	(57,225)	5,682	(9.9)
Impact of excess bad debt expense	(46,269)	—	(46,269)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	1,514,144	1,533,928	(19,784)	(1.3)
Impact of currency fluctuations (2)	34,436	—	34,436	2.2
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,548,580	$1,533,928	$14,652	1.0%

Operating income (GAAP)	$5,895	$62,000	$(56,105)	(90.5)%
Impact of restructuring and transformational project costs (3)	74,302	117,390	(43,088)	(36.7)
Impact of acquisition-related costs (4)	51,543	57,225	(5,682)	(9.9)
Impact of excess bad debt expense	46,269	—	11,274	19.7
Operating income adjusted for Certain Items (Non-GAAP)	178,009	236,615	(58,606)	(24.8)
Impact of currency fluctuations (2)	753	—	753	0.3
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$178,762	$236,615	$(57,853)	(24.5)%

SYGMA
Operating expenses (GAAP)	$341,316	$359,565	$(18,249)	(5.1)%
Impact of restructuring and transformational project costs (5)	(3,662)	(369)	(3,293)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$337,654	$359,196	$(21,542)	(6.0)%

Operating income (GAAP)	$27,732	$17,213	$10,519	61.1%
Impact of restructuring and transformational project costs (5)	3,662	369	3,293	NM

Operating income adjusted for Certain Items (Non-GAAP)	$31,394	$17,582	$13,812	78.6%

OTHER
Operating expenses (GAAP)	$193,762	$176,485	17,277	9.8%
Impact of goodwill impairment	(11,660)	—	(11,660)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$182,102	$176,485	$5,617	3.2%

Operating income (GAAP)	$486	$22,429	$(21,943)	(97.8)%
Impact of goodwill impairment	11,660	—	11,660	NM
Operating income adjusted for Certain Items (Non-GAAP)	$12,146	$22,429	$(10,283)	(45.8)%

CORPORATE
Operating expenses (GAAP)	$902,628	$793,067	$109,561	13.8%
Impact of restructuring and transformational project costs (6)	(103,850)	(126,930)	23,080	(18.2)
Impact of acquisition-related costs (7)	—	(817)	817	NM
Impact of goodwill impairment	(57,066)	—	(57,066)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$741,712	$665,320	$76,392	11.5%

Operating income (GAAP)	$(911,239)	$(810,682)	$(100,557)	12.4%
Impact of restructuring and transformational project costs (6)	103,850	126,930	(23,080)	(18.2)
Impact of acquisition-related costs (7)	—	817	(817)	NM
Impact of goodwill impairment	57,066	—	57,066	NM
Operating income adjusted for Certain Items (Non-GAAP)	$(750,323)	$(682,935)	$(67,388)	9.9%

(1)	Includes charges related to business transformation projects and other restructuring charges.
(2)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(3)	Includes restructuring, severance and facility closure costs in Europe and Canada.
(4)	Fiscal 2020 and fiscal 2019 include $51 million and $57 million, respectively, related to intangible amortization expense from the Brakes Acquisition.
(5)	Includes charges related to facility closures and other restructuring charges.
(6)
Fiscal 2020 and fiscal 2019 include various transformation initiative costs, primarily consisting of changes to our business technology strategy and severance related to restructuring. Fiscal 2019 includes $17 million of accelerated depreciation on software that was replaced and severance charges related to restructuring.

(7)	Fiscal 2019 includes integration costs from the Brakes Acquisition.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from the first 39 weeks of fiscal 2020 to the first 39 weeks of fiscal 2019:

•Cash flows from operations were $1.1 billion in fiscal 2020, compared to $1.4 billion in fiscal 2019;
•Net capital expenditures totaled $590.6 million in fiscal 2020, compared to $366.5 million in fiscal 2019;
•Free cash flow was $487.8 million in fiscal 2020, compared to free cash flow of $998.7 million in fiscal 2019 (see below under the heading “Free Cash Flow” for an explanation of this non-GAAP financial measure);
•There were $20.9 million of commercial paper issuances and net bank borrowings in fiscal 2020, compared to $200.0 million commercial paper issuances and net bank borrowings in fiscal 2019;
•Dividends paid were $628.1 million in fiscal 2020, compared to $575.1 million in fiscal 2019; and

•Cash paid for treasury stock repurchases was $844.7 million in fiscal 2020, compared to $866.7 million in fiscal 2019.

In addition, with respect our senior notes:
•We issued an aggregate of $1.0 billion in new senior notes; and
•We commenced the offering of an additional $4.0 billion in new senior notes and completed the offering in the fourth quarter of fiscal 2020.
In response to the ongoing COVID-19 crisis and the impact on our working capital and the uncertainty with regard to our ability to generate cash flow in the near term, we withdrew a total of $1.7 billion under our revolving credit facility. In the fourth quarter of fiscal 2020, we entered into a new commercial paper program in the U.K. In the third quarter of fiscal 2020, Sysco suspended its treasury stock repurchases and reduced capital spending. As of May 5, 2020, the company has approximately $6.0 billion in cash and available liquidity.

Sources and Uses of Cash

Sysco’s strategic objectives include continuous investment in our business; these investments are funded by a combination of cash from operations and access to capital from financial markets. Our operations historically have produced significant cash flow. Cash generated from operations is generally allocated to:

•working capital requirements;
•investments in facilities, systems, fleet, other equipment and technology;
•cash dividends;
•acquisitions compatible with our overall growth strategy;
•contributions to our various retirement plans;
•debt repayments; and

•share repurchases, which are currently suspended.

Any remaining cash generated from operations or excess borrowings are invested in high-quality, short-term instruments. As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure. Any transactions resulting from these evaluations may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability.

We continue to be in a strong financial position based on our balance sheet and operating cash flows; however, our liquidity and capital resources have been significantly and negatively impacted by the reduction in volume resulting from the COVID-19 pandemic. Our working capital needs have been reduced and continue to decline due to decreased demand, and we are actively working with customers to receive payments on receivables, optimizing inventory levels and maximizing payment terms with vendors. We believe these actions will help partially offset the unfavorable impact on our cash flows from operations.

As of March 28, 2020, we had $2.2 billion in cash and cash equivalents, approximately 13% of which was held by our international subsidiaries and generated from our earnings of international operations. If the cash and cash equivalents attributable to our earnings were to be transferred among countries or repatriated to the U.S., such amounts may become subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will be transferred to the U.S.

Our wholly-owned captive insurance subsidiary (the Captive), must maintain a sufficient level of liquidity to fund future reserve payments. As of March 28, 2020, the Captive held $114.8 million of fixed income marketable securities and $43.7 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $11.4 million in marketable securities in the first 39 weeks of fiscal 2020 and received $17.5 million in proceeds from the sale of marketable securities in that period.

We believe the following sources will be sufficient to meet our anticipated cash requirements for more than the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•our cash flows from operations;
•the availability of additional capital under our existing commercial paper programs, supported by our revolving credit facility and bank line of credit; and
•our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission.

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.

Cash Flows

Operating Activities

We generated $1.1 billion in cash flows from operations in the first 39 weeks of fiscal 2020, compared to cash flows of $1.4 billion in the first 39 weeks of fiscal 2019. These amounts include year-over-year unfavorable comparisons on working capital, as well as lower operating results.

        Changes in working capital had a negative impact of $190.5 million on cash flow from operations period-over-period. There was an unfavorable comparison on accounts payable and inventories, which was partially offset by a favorable comparison on accounts receivable. Both accounts receivables and accounts payable have decreased, primarily due to significantly lower sales in the latter half of March 2020 resulting from the COVID-19 pandemic. We had not fully adjusted our purchases to align with reduced volumes and, as a result, our inventories increased. We are actively adjusting our replenishment to adapt to lower volumes, while still maintaining appropriate levels of products that are critically needed in the current pandemic environment. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. In the first 39 weeks of fiscal 2020, we recorded a provision for losses on receivables totaling $213.8 million, of which we believe approximately $153.5 million is due to the impact of the COVID-19 pandemic on our customers, calculated by comparing our March allowance results to the prior three-month average, with excess amounts being a reasonable estimate of what reserve for the allowance for doubtful accounts would have been for the first 39 weeks of fiscal 2020, absent the impact of the COVID-19 pandemic. We are working with our customers to collect past due balances, including through the use of payment plans. We have also discontinued charging interest on past due balances. We believe that we will continue to experience risk in the fourth quarter of fiscal 2020 relating to uncollectible accounts.

Provisions of the CARES Act are expected to provide benefits to us in the fourth quarter of fiscal 2020, as we will defer U.S. social security tax to future fiscal years, which will favorably impact our cash flows from operations. We are also implementing certain types of pay primarily with our warehouse and delivery associates that, under the provisions of the CARES Act, will generate additional payroll tax credits.

We do not intend to seek assistance from the U.S government; however, we are encouraging our customers to seek assistance where appropriate.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2020 primarily consisted of facility replacements and expansions, fleet, technology equipment, and warehouse equipment. Our capital expenditures in the first 39 weeks of fiscal 2020 were higher by $221.0 million, as compared to the first 39 weeks of fiscal 2019, primarily due to timing of capital expenditures in the first 39 weeks of fiscal 2019.

We expect our capital expenditures, net of proceeds from sales of assets, in fiscal 2020 to decline in the fourth quarter. In the fourth quarter of fiscal 2019, our capital expenditures, net of proceeds from sales of assets, were $305 million. We expect our capital expenditures for the fourth quarter of fiscal 2020 to be $200 million lower than the amount expended in the fourth quarter of fiscal 2019. This is a decrease from our prior expectations; however, to preserve our liquidity in response to the COVID-19 crisis, we have reduced our capital expenditures by eliminating capital projects that were not urgently needed for our business and were not significantly underway.

During the first 39 weeks of fiscal 2020 and 2019, we paid $142.8 million and $97.5 million, net of cash acquired, for acquisitions, respectively.

Free Cash Flow

Our free cash flow for the first 39 weeks of fiscal 2020 decreased by $510.9 million, to $487.8 million, as compared to the first 39 weeks of fiscal 2019, principally as a result of a decrease in cash flows from operations and year-over-year increased capital expenditures.

Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See “Key Performance Indicators” for discussions around this non-GAAP performance metric. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	39-Week Period Ended Mar. 28, 2020	39-Week Period Ended Mar. 30, 2019
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,078,469	$1,365,225
Additions to plant and equipment	(603,865)	(382,905)
Proceeds from sales of plant and equipment	13,245	16,383
Free Cash Flow (Non-GAAP)	$487,849	$998,703

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $186.5 million in the first 39 weeks of fiscal 2020, as compared to $211.2 million in the first 39 weeks of fiscal 2019. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have routinely engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. In August 2019, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. We repurchased 11.1 million shares for $844.7 million during the first 39 weeks of fiscal 2020, compared to 12.8 million shares repurchased in the first 39 weeks of fiscal 2019 for $866.7 million. During March 2020, we discontinued share repurchases under the program and do not anticipate making any further repurchases for the remainder of fiscal 2020. As of March 28, 2020, we had a remaining authorization of approximately $2.1 billion.

Dividends paid in the first 39 weeks of fiscal 2020 were $628.1 million, or $1.23 per share, as compared to $575.1 million, or $1.11 per share, in the first 39 weeks of fiscal 2019. In February 2020, we declared our regular quarterly dividend for the third quarter of fiscal 2020 of $0.45 per share, which was paid in April 2020. We intend to continue to pay dividends without any planned changes. If needed, we will evaluate this approach quarterly.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 11, “Debt,” and Note 20, “Subsequent Events” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at March 28, 2020, and repayment activity since the close of the third quarter of fiscal 2020, are disclosed within that note. Updated amounts through April 17, 2020, include:

•$4.0 billion outstanding from our senior notes offering that closed on April 2, 2020;
•$1.5 billion outstanding from the credit facility supporting our commercial paper program; and

•$8.0 million outstanding from our commercial paper program.

During the first 39 weeks of fiscal 2020 and 2019, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 2.01% and 2.36%, respectively.

Effective May 4, 2020, Sysco’s United Kingdom-based subsidiary, Brake Bros Limited, established a commercial paper program for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England Covid Corporate Financing Facility in an aggregate amount not to exceed £600.0 million. On May 5, 2020, we launched the offering of £300.0 million aggregate principal amount of notes pursuant to the Program, with settlement expected to occur on May 7, 2020. The notes will bear interest at a rate of 0.468% and mature on March 17, 2021.

In the next 12 months, $750 million of long-term debt will mature. We expect to fund these repayments with a combination of cash flow from operations and the proceeds from issuances of commercial paper and long-term debt.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. For example, a significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of March 28, 2020, Sysco was in compliance with all of its debt covenants. Sysco is nearing the completion of a change in its EBITDA to interest expense ratio covenant to help ensure ongoing compliance with this covenant, even if the COVID-19 pandemic impacts were to continue beyond our current expectations. We expect this change to be completed in May 2020. As of May 5, 2020, the company has approximately $6.0 billion in cash and available liquidity; and we believe this amount would be sufficient to sustain our operations for multiple years under the hypothetical worst-case assumption that our case volumes remain unchanged from current levels.

Contractual Obligations

During the third quarter of fiscal 2020, we issued $1.0 billion of senior notes in the normal course of business, all of which is payable in more than five years, and borrowed $1.7 billion under our long-term revolving credit facility to increase liquidity, which is payable between three and five years. See Note 11, “Debt” and Note 20, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Part I of this form 10-Q for additional information on changes in debt.

Our 2019 Form 10-K contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 29, 2019. Other than as described in this Form 10-Q, there have been no material changes to our specified contractual obligations through March 28, 2020.
Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to goodwill and intangible assets, the company-sponsored pension plans, income taxes and share-based compensation, which are described in Item 7 of our 2019 Form 10-K and updated below.

Goodwill and Intangible Assets

We account for acquired businesses using the acquisition method of accounting, which requires that, once control of a business is obtained, all of the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. We use multiple valuation methods to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we generally use the income method, which uses a forecast of the expected future net cash flows associated with each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows and the discount rate selected to measure the risks inherent in the future cash flows. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. More information on our acquisitions can be found in Note 5, “Acquisitions,” in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

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

During the third quarter of fiscal 2020, as a result of significant declines in macroeconomic conditions and equity valuations as well as regulatory restrictions brought forth by the COVID-19 pandemic, the company determined that certain reporting units were more sensitive than others to these declines and it was more likely than not that an impairment may exist within the European reporting units and the Pacific Star (our Mexico operations) and Cake reporting units. The company performed quantitative goodwill impairment tests for these reporting units and determined goodwill was impaired for Pacific Star and Cake, and not impaired for any of the European reporting units. Based upon the results of the tests, during the third quarter of fiscal 2020 the company recorded impairment charges of $34.5 million and $34.2 million for Pacific Star and Cake, respectively, which represented the full balance of goodwill for those reporting units.

In the third quarter test, impairment charges would have been applicable for three European reporting units if our estimates of fair value were decreased by ranges of 14% to 26%, with goodwill of $511.7 million in the aggregate as of March 28, 2020, recorded for these reporting units.

The company estimated the fair value of these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusions as of March 28, 2020 for the reporting units are highly sensitive to changes in the assumptions used in the income approach which include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is therefore determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The impact of the COVID-19 pandemic and the timing of its recovery on estimated future cash flows is uncertain and will largely depend on the outcome of future events which could result in further goodwill impairments going forward. We will complete our annual impairment test in the fourth quarter of fiscal 2020.

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. The impact of the COVID-19 pandemic may change our mix of earnings by jurisdiction and has increased the risk that operating losses may occur within certain of our jurisdictions that could lead to the recognition of valuation allowances against certain deferred tax assets in the future, if these losses are prolonged beyond our current expectations. This would negatively impact our income tax expense, net earnings, and balance sheet.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continues,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. Examples of forward-looking statements include, but are not limited to, statements about:

•the effect, impact, potential duration or other implications of the COVID-19 pandemic and any expectations we may have with respect thereto, including our ability to withstand the crisis;
•expectations regarding the impact of cost-saving measures undertaken in response to the COVID-19 pandemic;
•expectations regarding our business and the economic recovery generally as the COVID-19 pandemic subsides;
•our expectations regarding fourth quarter fiscal 2020 operating income and anticipated operating income performance in fiscal 2021;
•our expectations regarding our ability to effectively centralize and standardize our business, including leveraging technology and strengthening Sysco overall;
•the sufficiency of our available liquidity to sustain our operations for multiple years;
•expectations regarding the benefits to us of the CARES Act;
•our intention not to seek assistance from the U.S. government outside of the CARES Act;
•estimates regarding the outcome of legal proceedings;
•the impact of seasonal trends on our free cash flow;
•our expectations regarding the use of remaining cash generated from operations;
•estimates regarding our capital expenditures;
•our expectations regarding the impact of potential acquisitions and sales of assets on our liquidity, borrowing capacity, leverage ratios and capital availability;
•our expectations regarding the impact on our performance of the operational challenges facing our business in France;
•our plans to focus on accelerating our business;

•our expectations regarding the impact of costs associated with the senior leadership change;
•our expectations regarding future accelerated growth and performance, and expectations regarding the impact on adjusted operating income of investment spending to achieve those goals;
•our expectations regarding trends in produce markets;
•our expectations regarding the calculation of adjusted return on invested capital, adjusted operating income, adjusted net earnings and adjusted diluted earnings per share;
•our expectations regarding the impact of future Certain Items on our projected future non-GAAP and GAAP results;
•the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;
•our ability to meet future cash requirements, including the ability to access financial markets effectively, including issuances of debt securities, and maintain sufficient liquidity;
•our expectations regarding future activity under our share repurchase program;
•future compliance with the covenants under our revolving credit facility;
•our ability to effectively access the commercial paper market and long-term capital markets;
•our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof; and
•our expectations regarding share repurchases.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this document and those discussed in Item 1A of our 2019 Form 10-K:
•the impact and effects of public health crises, pandemics and epidemics, such as the recent outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations, including, but not limited to, our growth, product costs, supply chain, labor availability, logistical capabilities, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;
•the risk that if sales from our locally managed customers do not grow at the same rate as sales from regional and national customers, or if we are unable to continue to accelerate local case growth, our gross margins may decline;
•the risk that we are unlikely to be able to predict inflation over the long term, and lower inflation is likely to produce lower gross profit;
•periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability generally;
•the risk that our efforts to modify truck routing, including our small truck initiative, in order to reduce outbound transportation costs may be unsuccessful;
•the risk that we may not be able to accelerate and/or identify additional administrative cost savings in order to compensate for any gross profit or supply chain cost leverage challenges;
•risks related to unfavorable conditions in North America and Europe and the impact on our results of operations and financial condition;

•the risks related to our efforts to meet our long-term strategic objectives, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected; the risk that the actual costs of any initiatives may be greater or less than currently expected; and the risk of adverse effects to us if past and future undertakings and the associated changes to our business do not prove to be cost effective or do not result in the level of cost savings and other benefits that we anticipated;
•the impact of unexpected future changes to our business initiatives based on management’s subjective evaluation of our overall business needs;
•the risk that the actual costs of any business initiatives may be greater or less than currently expected;
•the risk that competition in our industry and the impact of GPOs may adversely impact our margins and our ability to retain customers and make it difficult for us to maintain our market share, growth rate and profitability;
•the risk that our relationships with long-term customers may be materially diminished or terminated;
•the risk that changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations;
•the risk that changes in applicable tax laws or regulations and the resolution of tax disputes could negatively affect our financial results;
•the risk that we may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs;
•the risk of interruption of supplies and increase in product costs as a result of conditions beyond our control;
•the potential impact on our reputation and earnings of adverse publicity or lack of confidence in our products;
•risks related to unfavorable changes to the mix of locally managed customers versus corporate-managed customers;
•the risk that we may not realize anticipated benefits from our operating cost reduction efforts;
•difficulties in successfully expanding into international markets and complimentary lines of business;
•the potential impact of product liability claims;
•the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•risks related to our ability to effectively finance and integrate acquired businesses;
•risks related to our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;
•our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;
•the risk that the implementation of various initiatives, the timing and successful completion of acquisitions, construction schedules and the possibility that other cash requirements could result in delays or cancellations of capital spending;
•the risk that divestiture of one or more of our businesses may not provide the anticipated effects on our operations;
•the risk that the U.K.’s exit from the European Union (EU) on January 31, 2020, commonly referred to as Brexit, may adversely impact our operations in the U.K., including those of the Brakes Group;
•the risk that future labor disruptions or disputes could disrupt the integration of Brake France and Davigel into Sysco France and our operations in France and the EU generally;
•the risk that factors beyond management’s control, including fluctuations in the stock market, as well as management’s future subjective evaluation of the company’s needs, would impact the timing of share repurchases;

•due to our reliance on technology, any technology disruption or delay in implementing new technology could have a material negative impact on our business;
•the risk that a cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with customers;
•the potential requirement to pay material amounts under our multiemployer defined benefit pension plans;
•our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines;
•labor issues, including the renegotiation of union contracts and shortage of qualified labor;
•capital expenditures may vary based on changes in business plans and other factors, including risks related to the implementation of various initiatives, the timing and successful completion of acquisitions, construction schedules and the possibility that other cash requirements could result in delays or cancellations of capital spending; and
•the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.

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

Interest Rate Risk

At March 28, 2020, there was $153.0 million in aggregate commercial paper issuances outstanding. Total debt as of March 28, 2020 was $10.9 billion, of which approximately 62% was at fixed rates of interest, including the impact of our interest rate swap agreements. In April 2020, we issued an additional $4.0 billion in aggregate principal amount of senior notes (Senior Notes). The interest rate payable on each series of Senior Notes will be subject to adjustment from time to time if either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (or, in either case, a substitute rating agency), downgrades (or subsequently upgrades) its rating assigned to the Senior Notes, as set forth in the supplemental indentures under which the Senior Notes were issued.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first 39 weeks of fiscal 2020 and fiscal 2019.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of March 28, 2020, we had diesel fuel swaps with a total notional amount of approximately 61 million gallons through May 2021. These swaps are expected to lock in the price of approximately 75% of our projected fuel purchase needs for fiscal 2020. Additional swaps have been entered into for hedging activity in fiscal 2021. As of March 28, 2020, we had diesel fuel swaps with a total notional amount of approximately 48 million gallons specific to fiscal 2021. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 28, 2020, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 28, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019 and as set forth below.

The impact and effects of public health crises, pandemics and epidemics, such as the recent outbreak of COVID-19, could adversely affect our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the recent outbreak of COVID-19, may impact our operations directly, or may disrupt the operations of our business partners, suppliers and customers in ways that could have an adverse effect on our business, results of operations and financial condition. Fear of such events might also alter consumer confidence, behavior and spending patterns, and could adversely affect the economies and financial markets of many countries (or globally), resulting in an economic downturn that could affect customers’ demand for our products.

For instance, in response to the recent outbreak of COVID-19 and its development into a pandemic, governmental authorities in many countries in which we operate, and in which our customers are present and suppliers operate, have imposed mandatory closures, sought voluntary closures and imposed restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have required or strongly urged various venues where foodservice products are served, including restaurants, schools, hotel and cruise liners, to reduce or discontinue operations, which have adversely affected and will continue to adversely affect demand in the foodservice industry, including demand for our products and services. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, is resulting in many of the same effects intended by such governmental authorities to stop the spread of COVID-19.

These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions and the potential for inventory spoilage, labor shortages, logistics constraints, customer demand for our products and industry demand generally, difficulties in collecting our accounts receivables and corresponding increases in our bad debt exposure, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. A prolonged or deeper economic downturn that adversely affects our business, financial condition or results of operations could affect our ability to access the credit markets for additional liquidity. A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. As a result, we may be unable to continue to comply with the debt covenants that are specific to our revolving credit facility, which could result in an event of default. We expect to see an increase in bankruptcies of customers, which is expected to contribute to a significant increase in bad debt expense recorded for the fiscal third and fourth quarters. Additionally, these events have caused us to incur $18.6 million in severance expenses during the fiscal third quarter related to actions to reduce the workforce through the implementation of hiring freezes, furloughs and other headcount reductions.

The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the outbreak within the U.S. and Europe and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted with certainty at this time. However, we currently expect the COVID-19 pandemic to have a significant and adverse impact on our total sales for the fiscal fourth quarter ending June 27, 2020. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our business, such as costs associated with enhanced health, safety and hygiene requirements in one or more regions in attempts to counteract future outbreaks or the possibility that venues where foodservice products are served are slow to reopen and/or experience reduced customer traffic after reopening.

The impact of the COVID-19 pandemic may change our mix of earnings by jurisdiction and has increased the risk that operating losses may occur within certain of our jurisdictions that could lead to the recognition of valuation allowances against certain deferred tax assets in the future, if these losses are prolonged beyond our current expectations. This would negatively impact our income tax expense, net earnings, and balance sheet.

To the extent the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended June 29, 2019, such as those relating to our level of indebtedness, and may have an adverse effect on the price of our common stock. We may pursue alternatives to further increase our liquidity, including additional debt or equity financings, which may increase our interest expense, result in additional dilution, subject us to additional operating restrictions or negatively affect the price of our common stock.

Economic and political instability and potential unfavorable changes in laws and regulations in international markets could adversely affect our results of operations and financial condition.

Our international operations subject us to certain risks, including economic and political instability and potential unfavorable changes in laws and regulations in international markets in which we operate. For example, the U.K.’s exit from the EU, which occurred on January 31, 2020 (commonly referred to as “Brexit”), and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the EU and otherwise negatively impact our European operations.

The Withdrawal Agreement between the U.K. and the EU that establishes the terms governing the U.K.’s departure provides that, among other things, there is an ongoing transition period under which the U.K. remains a part of the EU customs and regulatory area until December 31, 2020 (which may potentially be extended until December 31, 2022 at the latest). During this time, the U.K. and the EU are negotiating their future trading relationship, which under current U.K. Government policy is anticipated to take the form of a free trade agreement. As a result, there continues to be significant uncertainty about the terms under which the U.K. will continue to trade with the EU after the end of the transition period, and the date on which these terms will take effect. It is possible that Brexit will result in our U.K. and EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs, which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, if the transition period were to expire without an agreement (a “no-deal Brexit”), there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU. Such impacts may directly increase our costs or could decrease demand for our goods and services by adversely impacting the business of restaurants or other customers in the foodservice distribution industry.

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

We obtain substantially all of our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the foodservice products and supplies that we need in the quantities and at the prices that we request. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include shortages of qualified labor for our suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, pandemics or other human or animal disease outbreaks, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, terrorist attacks or international hostilities and natural disasters or other catastrophic events (including, but not limited to, foodborne illnesses). Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or adversely affect demand for our products. At any time, input costs could increase for a prolonged period for a large portion of the products that we sell. Additionally, we procure products from suppliers outside of the U.S., and we are subject to the risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, any or all of which could delay our receipt of products or increase our input costs. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the third quarter of fiscal 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 29 - January 25	764,359	$84.01	64,212,706	—
Month #2
January 25 - February 22	687,190	79.75	54,805,979	—
Month #3
February 23 - March 28	1,492,410	64.10	95,529,591	—
Totals	2,943,959	$72.88	214,548,276	—

(1)The total number of shares purchased includes 2,449, 0 and 550 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

We repurchased 11.1 million shares during the first 39 weeks of fiscal 2020 resulting in a remaining authorization under our program of approximately $2.1 billion. During March 2020, we discontinued share repurchases under the program and do not anticipate making any further repurchases for the remainder of fiscal 2020.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Effective May 4, 2020, Sysco’s United Kingdom-based subsidiary, Brake Bros Limited (Brake), established a commercial paper program (the Program) for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England Covid Corporate Financing Facility in an aggregate amount not to exceed £600.0 million (which may be increased from time to time as provided in the Dealer Agreement (as defined below)). We anticipate that the Program will allow Brake to obtain more favorable short-term borrowing rates than it would obtain otherwise.

In connection with the Program, Brake entered into an Issuing and Paying Agency Agreement with Deutsche Bank AG, London Branch, for the facilitation of the Program, a copy of which agreement is filed with this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference. Brake also entered into a Commercial Paper Dealer Agreement (the Dealer Agreement) with Barclays Bank PLC (Barclays) under which Barclays may act as dealer of Brake’s commercial paper issued under the Program. A copy of the Dealer Agreement is filed with this Form 10-Q as Exhibit 10.2 and is incorporated herein by reference. Each of the Dealer Agreement and the Issuing and Paying Agency Agreement require Brake to indemnify and hold harmless the paying agent, the dealer and their affiliates under certain circumstances.

On May 5, 2020, Brake launched the offering of £300.0 million aggregate principal amount of notes pursuant to the Program, with settlement expected to occur on May 7, 2020. The notes will bear interest at a rate of 0.468% and mature on March 17, 2021.

The foregoing descriptions of the Issuing and Paying Agency Agreement and the Dealer Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Issuing and Paying Agency Agreement and the Dealer Agreement, which are filed as exhibits to this Form 10-Q.

From time-to-time, the paying agent, the dealer and certain of their affiliates have provided, and may in the future provide, investment banking services to Sysco and Brake or may act as lenders or members of a syndicate of lenders to Sysco or Brake.

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
Thirty-Fourth Supplemental Indenture dated as of February 13, 2020 among Sysco Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 2.400% Senior Notes due 2030, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 13, 2020 (File No. 1-6544).

4.2	—
Thirty-Fifth Supplemental Indenture dated as of February 13, 2020 among Sysco Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 3.300% Senior Notes due 2050, incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 13, 2020 (File No. 1-6544).

4.3	—
Thirty-Sixth Supplemental Indenture dated as of April 2, 2020 among Sysco Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 5.650% Senior Notes due 2025, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 2, 2020 (File No. 1-6544).

4.4	—
Thirty-Seventh Supplemental Indenture dated as of April 2, 2020 among Sysco Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 5.950% Senior Notes due 2030, incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 2, 2020 (File No. 1-6544).

4.5	—
Thirty-Eighth Supplemental Indenture dated as of April 2, 2020 among Sysco Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee relating to the 6.600% Senior Notes due 2040, incorporated by reference to Exhibit 4.5 to the Form 8-K filed on April 2, 2020 (File No. 1-6544).

4.6	—
Thirty-Ninth Supplemental Indenture dated as of April 2, 2020 among Sysco Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6.600% Senior Notes due 2050, incorporated by reference to Exhibit 4.7 to the Form 8-K filed on April 2, 2020 (File No. 1-6544).

10.1#	—	Issuing and Paying Agency Agreement dated April 30, 2020 between Brake Bros. Limited, as Issuer, and Deutsche Bank AG, London Branch, as Issuing and Paying Agent.

10.2#	—	Dealer Agreement dated April 30, 2020 between Brake Bros. Limited, as Issuer, and Barclays Bank PLC, as Arranger, and Barclays Bank PLC, as Dealer.

10.3†	—
Letter Agreement, dated as of January 10, 2020, by and between Kevin P. Hourican and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 16, 2020 (File No. 1-6544).

10.4†	—
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

Sysco Corporation
(Registrant)

Date: May 5, 2020	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: May 5, 2020	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: May 5, 2020	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer