Form 10-K
period 2020-06-27
SYSCO CORP
filed 2020-08-26
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2020
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $41,443,388,035 as of December 28, 2019 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 27, 2019, as reported by The Wall Street Journal (Southwest Edition)). As of August 7, 2020, the registrant had issued and outstanding an aggregate of 508,535,623 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2020 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest global distributor of food and related products primarily to the foodservice or food-away-from-home industry. We provided products and related services to over 625,000 customer locations, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers during fiscal 2020.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115 million to $52.9 billion in annual sales, both through internal expansion of existing operations and through acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending June 27, 2020 for fiscal 2020, June 29, 2019 for fiscal 2019 and June 30, 2018 for fiscal 2018. We will have a 53-week year ending June 26, 2021 for fiscal 2021.

Sysco Corporation is organized under the laws of Delaware. The address and telephone number of our executive offices are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390. This annual report on Form 10-K, as well as all other reports filed or furnished by Sysco pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on Sysco’s website at www.sysco.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

•U.S. Foodservice Operations – primarily includes U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, specialty produce, specialty imports and a wide variety of non-food products;
•International Foodservice Operations – includes operations in the Americas and Europe, which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;
•SYGMA – our U.S. customized distribution subsidiary; and
•Other – primarily our hotel supply operations.

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

The products we distribute include:
•a full line of frozen foods, such as meats, seafood, fully prepared entrées, fruits, vegetables and desserts;
•a full line of canned and dry foods;
•fresh meats and seafood;
•dairy products;
•beverage products;
•imported specialties; and
•fresh produce.
We also supply a wide variety of non-food items, including:
•paper products such as disposable napkins, plates and cups;
•tableware such as china and silverware;
•cookware such as pots, pans and utensils;
•restaurant and kitchen equipment and supplies; and
•cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2020	2019	2018
Fresh and frozen meats	19%	19%	20%
Canned and dry products	16	17	17
Frozen fruits, vegetables, bakery and other	15	15	15
Poultry	10	10	10
Dairy products	10	10	10
Fresh produce	9	8	8
Paper and disposables	7	7	7
Seafood	5	6	6
Beverage products	4	4	3
Other (1)	5	4	4
Totals	100%	100%	100%

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

We believe that prompt and accurate delivery of orders, competitive pricing, customer service and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of foodservice products to our customers. Our operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through the sales and marketing representatives and support staff of Sysco and our operating companies, we stay informed of the needs of our customers and acquaint them with new products and services. Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third-party services designed to add value to our customers’ businesses.

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended June 27, 2020.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2020	2019	2018
Restaurants	62%	62%	62%
Healthcare	9	8	9
Education, government	8	9	8
Travel and leisure	7	9	8
Other (1)	14	12	13
Totals	100%	100%	100%

(1)Other includes cafeterias that are not stand-alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports, as well as retail food sales and logistics services. None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

Impact of COVID-19 Pandemic

Beginning in the third quarter of fiscal 2020, our industry and business have been negatively impacted by the COVID-19 pandemic. In response to the COVID-19 pandemic, governmental authorities in many countries in which we operate, and in which our customers are present and suppliers operate, have imposed mandatory closures, sought voluntary closures and imposed restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have required or strongly urged various venues where foodservice products are served, including restaurants, schools, hotels and cruise liners, to reduce or discontinue operations, which have negatively affected demand in the foodservice industry, including demand for our products and services. Our industry is considered an essential service, so we have continued to operate. Immediately after the onset of the crisis, Sysco took action to ensure liquidity, reduce variable and structural costs and pivot our business to maximize sales during a period of disruption.

During the last couple of weeks of the third quarter of fiscal 2020, our business declined significantly from the time that shelter in place orders were issued in response to the COVID-19 pandemic. We experienced declines in sales to the majority of our customers, with the exception of certain customers in the healthcare segment. During the fourth quarter of fiscal 2020, however, we experienced sequential weekly improvements with the reopening of in-restaurant dining. The “exit rate” of our sales as of the end of fiscal 2020 was a decline of approximately 30% compared to the end of fiscal 2019. In July 2020, as COVID-19 cases began increasing in certain locations, the business recovery flattened; however, we have experienced weekly improvements in sales again in August 2020.

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

Working Capital Practices

Our growth is funded through a combination of cash flow from operations, commercial paper issuances and long-term borrowings. See the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” regarding our liquidity, financial position and sources and uses of funds. We continue to be in a strong financial position based on our balance sheet and our operating cash flows; however, our liquidity and capital resources have been significantly and negatively impacted by the reduction in sales volume resulting from the COVID-19 pandemic. Our working capital needs have been reduced and continue to decline due to decreased demand, and we are actively working with customers to receive payments on receivables, optimizing our inventory levels and maximizing our payment terms with vendors. We believe these actions will help to partially offset the unfavorable impact of the COVID-19 pandemic on our cash flows from operations.

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

We take advantage of suppliers’ cash discounts where appropriate and otherwise generally receive payment terms from our suppliers ranging from weekly up to 65 days.

Corporate Headquarters

Our corporate staff makes available a number of services to our operating companies and performs support activities for employees, suppliers and customers. Members of this group possess experience and expertise in, among other areas, customer and vendor contract administration, accounting and finance, treasury, legal, information technology, payroll and employee benefits, risk management and insurance, sales and marketing, merchandising, inbound logistics, human resources, strategy and tax compliance services. The corporate office also makes available supply chain expertise, such as in warehousing and distribution services, which provide assistance in operational best practices, including space utilization, energy conservation, fleet management and work flow.

Capital Improvements

During fiscal 2020, 2019 and 2018, $720.4 million, $692.4 million and $687.8 million, respectively, were invested in facilities, delivery fleet, technology and other capital asset enhancements. From time to time, we dispose of assets in the normal course of business; we consider proceeds from these asset sales to be an offset to capital expenditures. During fiscal 2020, 2019 and 2018, capital expenditures, net of proceeds from sales of assets, were $691.7 million, $671.5 million and $665.6 million, respectively. Capital expenditures, net of proceeds from sales of assets, as a percentage of sales during fiscal 2020, 2019 and 2018 were 1.3%, 1.1% and 1.1%, respectively. In order to preserve our liquidity in response to the COVID-19 crisis, we have reduced our expected capital expenditures by eliminating capital projects that are not urgently needed for our business and were not significantly underway. During the three years ended June 27, 2020, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings. We expect to finance our fiscal 2021 capital expenditures from the same sources.

Employees

As of June 27, 2020, we had approximately 57,000 employees, approximately 24% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Contract negotiations are handled by each individual operating company. Approximately 24% of our union employees are covered by collective bargaining agreements that have expired (or will expire during fiscal 2021) and are subject to renegotiation. Since June 27, 2020, there have been 7 contract renegotiations. We consider our labor relations to be satisfactory.

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

We estimate that we serve about 16% of an approximately $310 billion annual foodservice market in the United States (U.S.) based on a measurement as of the end of calendar 2019, based on industry data obtained from Technomic, Inc. We also serve certain international geographies that vary in size and amount of market share. We believe, based upon industry trade data, that our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2020. While comprehensive industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trading areas. We believe our competitive advantages include our sales consultants; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers, such as business reviews and menu analysis; and our multi-regional presence in North America and Europe, which mitigates some of the impact of regional economic declines that may occur over time.

The COVID-19 pandemic has caused a significant reduction in consumption within the foodservice market and may create a long-term change in customer demand, as purchases have shifted more to the retail grocery channel. The food-away-from-home market fell to a low of 32% of total dollars spent on food purchases as a result of the pandemic, but has since recovered to approximately 43% as of June 2020. We expect real sales growth in the U.S. foodservice market to be negative for calendar year 2020.

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

As of June 27, 2020, we operated 326 distribution facilities throughout North America and Europe.

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

Industry and General Economic Risks

Global health developments and economic uncertainty resulting from the COVID-19 pandemic have adversely affected, and are expected to continue to adversely affect, our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the recent outbreak of COVID-19, have impacted our operations directly and are expected to continue to impact us directly, or may continue to disrupt the operations of our business partners, suppliers and customers in ways that could have an adverse effect on our business, results of operations and financial condition. Fear of such events may further alter consumer confidence, behavior and spending patterns, and could adversely affect the economies and financial markets of many countries (or globally), resulting in an economic downturn that could affect customers’ demand for our products.

In response to the recent outbreak of COVID-19 and its development into a pandemic, governmental authorities in many countries in which we operate, and in which our customers are present and suppliers operate, have imposed mandatory closures, sought voluntary closures and imposed restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have required or strongly urged various venues where foodservice products are served, including restaurants, schools, hotels and cruise liners, to reduce or discontinue operations, which have adversely affected and will continue to adversely affect demand in the foodservice industry, including demand for our products and services. In addition, some consumers are choosing to stay home due to the perceived risk of infection and health risk associated with COVID-19, which is adversely affecting demand in the foodservice industry, including demand for our products and services.

These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions and the potential for inventory spoilage, labor shortages, logistics constraints, customer demand for our products and industry demand generally, difficulties in collecting our accounts receivables and corresponding increases in our bad debt exposure, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. A prolonged or deeper economic downturn that adversely affects our business, financial condition or results of operations could affect our ability to access the credit markets for additional liquidity. A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. As a result, we may be unable to continue to comply with the debt covenants that are specific to our revolving credit facility, which could result in an event of default. We may see an increase in bankruptcies of customers, which could contribute to an increase in bad debt expense recorded in fiscal 2021. We experienced an increase in past due receivables and recognized additional bad debt charges of $323.4 million specific to the COVID-19 pandemic during fiscal 2020. Total bad debt expense for fiscal 2020 was $404.2 million. Additionally, these events caused us to incur $70.3 million in severance expenses during the second half of fiscal 2020 related to actions to reduce our workforce through the implementation of hiring freezes, furloughs and other headcount reductions, as well as goodwill impairment charges of $203.2 million.

We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities, including proper hygiene, social distancing, mask use, and temperature screenings. These measures may not be sufficient to prevent the spread of COVID-19 among our employees. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to distribute products in a timely manner or may increase our costs.

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

Sustained adverse impacts to our company, certain suppliers, and customers may also affect our future valuation of certain assets, and therefore, may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, long-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets and other assets.

To the extent the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K, such as those relating to our level of indebtedness, and may have an adverse effect on the price of our common stock.

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

The foodservice industry is characterized by relatively low profit margins, consequently, our results of operations are susceptible to regional, national and international economic trends and uncertainties. Economic conditions can affect us in the following ways:

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
•Liquidity issues and the inability of our customers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to conduct day-to-day transactions involving the collection of funds from such customers.
•Liquidity issues and the inability of our suppliers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to obtain the foodservice products and supplies that we need in the quantities and at the prices that we request.

Historically, North America and Europe have experienced, from time to time, including during the COVID-19 pandemic, deteriorating economic conditions and heightened uncertainty in their financial markets, which have adversely impacted business and consumer confidence and spending and depressed capital investment and economic activity in the affected regions. If similar unfavorable economic conditions were to arise in the future, or recent volatility in the financial markets and the global economy were to continue, our results of operations and financial condition could be adversely affected.

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

The Withdrawal Agreement between the U.K. and the EU that establishes the terms governing the U.K.’s departure provides that, among other things, there is an ongoing transition period under which the U.K. remains a part of the EU customs and regulatory area until December 31, 2020. During this time, the U.K. and the EU are negotiating their future trading relationship, which under current U.K. Government policy is anticipated to take the form of a free trade agreement. As a result, significant uncertainty remains as to the terms under which the U.K. will continue to trade with the EU after the end of the transition period. It is possible that Brexit will result in our U.K. and EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs, which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, if the transition period were to expire without an agreement (a “no-deal Brexit”), there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU. Such impacts may directly increase our costs or could decrease demand for our goods and services by adversely impacting the business of restaurants or other customers in the foodservice distribution industry.

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

As an example of political instability, in fiscal 2020, the “yellow vest” protests in France against a fuel tax increase, pension reform and the French government negatively impacted our sales in France. Similarly, future labor disruptions or disputes could disrupt the integration of Brake France and Davigel into Sysco France and our operations in France and the EU generally. In addition, if changes occur in laws and regulations impacting the flow of goods, services and workers in either the U.K or France or in other parts of the EU, with respect to Brexit or otherwise, our European operations could also be negatively impacted.

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

Finally, demand for food-away-from-home products is volatile and price sensitive, imposing limits on our customers’ ability to absorb cost increases. New and increasing competitive sources may result in increased focus on pricing and on limiting price increases or may require increased discounting or other concessions. Such competition or other industry pressures may result in margin erosion and/or make it difficult for us to attract and retain customers.

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

Business and Operational Risks

Conditions beyond our control can interrupt our supplies, increase our product costs and impair our ability to deliver products and services to our customers.

We obtain substantially all of our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the foodservice products and supplies that we need in the quantities and at the prices that we request. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include shortages of qualified labor for our suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest (such as the recent protests and social movements across several North American cities), terrorist attacks or international hostilities and natural disasters, epidemics, pandemics (such as the COVID-19 pandemic) or other human or animal disease outbreaks or other catastrophic events (including, but not limited to, foodborne illnesses). Many of these conditions outside of our control could also impair our ability to provide our products and services to our customers or increase the cost of doing so.

Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or adversely affect demand for our products. At any time, input costs could increase for a prolonged period for a large portion of the products that we sell. Additionally, we procure products from suppliers outside of the U.S., and we are subject to the risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, including health and safety restrictions related to epidemics and pandemics such as the COVID-19 pandemic, any or all of which could delay our receipt of products or increase our input costs.

Our inability to obtain adequate supplies of foodservice and related products and/or to timely provide our products and services and fulfill our other obligations to our customers, whether as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, could have an adverse effect on our business, results of operations and financial condition, as our customers may turn to other distributors.

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

Reports, whether true or not, of foodborne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, salmonella, listeria or swine flu) or injuries caused by food tampering could also severely injure our reputation or reduce public confidence in our products. If patrons of our restaurant customers were to become ill from foodborne illnesses, our customers could be forced to temporarily close restaurant locations, which would have an adverse effect on our sales and profitability. In addition, instances of foodborne illnesses or food tampering or other health concerns (even those unrelated to the use of Sysco products) or public concern regarding the safety of our products, can result in negative publicity about the food service distribution industry and materially adversely affect our results of operations.

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

Our anticipated change to the mix of locally managed customers versus multi-unit customers could reduce our gross and operating margins.

Gross margin from our multi-unit customers is generally lower than that of our locally managed customers because we typically sell higher volumes of products to these customers and provide a relatively lower level of value-added services than we do to locally managed customers. If sales to our locally managed customers do not grow at the same (or a greater) rate as sales to our multi-unit customers, our operating margins will likely decline. Meanwhile, the COVID-19 pandemic generally has negatively affected multi-unit customers less than locally managed customers. This creates an opportunity for Sysco to grow sales to multi-unit customers, which represents a strategy that Sysco is actively pursuing to grow both sales and gross profit dollars in fiscal 2021.

Moreover, as our sales to multi-unit customers increase at a faster pace of growth than sales to our locally managed customers, we will become more dependent on multi-unit customers, as they begin to represent a greater proportion of our total sales, and therefore, a future loss of sales to the larger of these multi-unit customers could have a material negative impact on our results of operations and financial condition. Additionally, as a result of our greater dependence on these customers, they could pressure us to lower our prices and/or offer expanded or additional services at the same prices. In that event, if we were unable to achieve additional cost savings to offset these price reductions and/or cost increases, our results of operations could be materially adversely affected. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

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

In addition, in response to the COVID-19 pandemic and the related economic downturn, many consumers have preferred to eat at home rather than consume food away from home. If these preferences continue and consumers continue to avoid gathering in public places in large groups, the demand for our products and services could be adversely affected. Moreover, once all governmental restrictions are lifted, it is unclear how quickly customers will return to their prior eating habits, which may be a function of continued concerns over safety or depressed consumer sentiment due to adverse economic conditions, including job losses.

Expanding into international markets and complementary lines of business presents unique challenges, and our expansion efforts with respect to international operations and complementary lines of business may not be successful.

An element of our strategy includes further expansion of operations into international markets and the establishment of international procurement organizations. Our ability to successfully operate in international markets may be adversely affected by political, economic and social conditions beyond our control, public health crises, epidemics and pandemics, such as the COVID-19 pandemic, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations, of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations thereof may have an adverse effect on the financial results of our international operations.

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

We also face the risk of exposure to product liability claims if the use of products sold by Sysco is alleged to have caused injury or illness. We cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Further, even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Umbrella liability insurance that we maintain for product liability claims may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially adversely affect our results of operations and financial condition.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to regulation by various federal, state, provincial, regional and local governments in the countries in which we operate with respect to many aspects of our business, such as food safety and sanitation, ethical business practices, transportation, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety, and due to the services we provide in connection with governmentally funded entitlement programs. For a detailed discussion of the laws and regulations to which our business is subject, please refer to “Business – Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Our operations are subject to various federal, state, provincial, regional and local laws, rules and regulations in the various countries in which we operate relating to the protection of the environment, including those governing:

•the discharge of pollutants into the air, soil, and water;
•the management and disposal of solid and hazardous materials and wastes;
•employee exposure to hazards in the workplace; and
•the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials.

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

If we are unable to finance and integrate acquired businesses effectively, our earnings per share could be materially adversely affected.

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

As described in Note 13, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8, as of June 27, 2020, we had approximately $14.4 billion of total indebtedness. This amount included senior notes and borrowings under our revolving credit facility, which supports our U.S. commercial paper program allowing us to issue short-term notes in an aggregate amount not to exceed $2.0 billion scheduled to expire on June 28, 2024, and issuances under a new unrelated commercial paper program in the U.K. allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed £600 million. We also have available a 364-day credit facility, in the amount of $750.0 million, scheduled to expire on May 19, 2021, and various other smaller bank facilities.

Certain covenants under our credit facilities place restrictions on some of the actions we may take with respect to our common stock. In May 2020 we entered into an amendment to our revolving credit agreement that, among other things, added a new covenant that restricts (1) increases to Sysco’s regular quarterly dividend and (2) repurchases of equity interests of Sysco, in each case, until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense.

Our level of indebtedness could have important consequences for us, including:

•limiting our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;
•increasing our vulnerability to adverse economic, industry or competitive developments;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•placing us at a competitive disadvantage compared to our competitors that have less debt.

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

These technology systems and our uses thereof are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. In particular, we have experienced and continue to experience cybersecurity threats and vulnerabilities in our systems and those of our third party providers, including viruses and attacks targeting our information technology systems and networks.

The ongoing COVID-19 pandemic is introducing additional cybersecurity risk as a result of our employees, contractors and other corporate partners working remotely. Due to the increased remote workforce, we must increasingly rely on information technology systems that are outside our direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches. In addition, cyber criminals are increasing their attacks on individual employees, utilizing interest in pandemic-related information to increase business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems.

To date, these cybersecurity threats have not had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a future material cybersecurity attack include business disruption; disruption to systems; theft, destruction, loss, corruption, misappropriation or unauthorized release of sensitive and/or confidential information or intellectual property (including personal information in violation of one or more privacy laws); reputational and brand damage; and potential liability, including litigation or other legal actions against us or the imposition by governmental authorities of penalties, fines, fees or liabilities, which, in turn, could cause us to incur significantly increased cybersecurity protection and remediation costs and the loss of customers.

The actions and controls we have implemented and are implementing to date, or which we seek to cause or have caused third party service providers to implement, may be insufficient to protect our systems, information or other intellectual property. Further, we anticipate devoting significant additional resources to upgrade our security measures generally, including those we employ to protect personal information against these cybersecurity threats.

Due to the evolving nature of these cybersecurity threats, the potential impact of any future incident cannot be predicted with certainty, but such an incident could have a material adverse effect on our results of operations and financial condition, especially if the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities relating to the incident.

Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Failure to adequately assess and identify cybersecurity risks associated with acquisitions and new initiatives would increase our vulnerability to such risks.

Sysco’s efforts to prevent security breaches and cybersecurity incidents, and to implement effective disaster recovery plans, may not be entirely effective to insulate us from technology disruption that could result in adverse effects on our results of operations. Additionally, information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. If our competitors implement new technologies more quickly or successfully than we do, such competitors may be able to provide lower cost or enhanced services of superior quality compared to those we provide, which could have an adverse effect on our results of operations.

In addition, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we do business. For example, the EU adopted the GDPR, a new regulation that became effective in May 2018, which requires companies to meet certain requirements regarding the handling of personal data. We are working to comply with GDPR and other laws and regulations in this area that apply to us, such as California’s Consumer Privacy Act that became effective January 1, 2020, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. Our failure to successfully implement or comply with appropriate processes to adhere to the requirements of GDPR and other laws and regulations in this area could result in substantial fines or penalties and legal liability and could tarnish our reputation.

We may be required to pay material amounts under multiemployer defined benefit pension plans.

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 11% of our current U.S. employees are participants in such multiemployer plans. In fiscal 2020, our total contributions to these plans were approximately $47.4 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit. Based upon the information available to us from plan administrators, we believe that several of these multiemployer plans are underfunded. The unfunded liabilities of these plans may result in increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. We could also be treated as partially withdrawing from participation in one of these plans if the number of our employees participating in a given plan is reduced to a certain percentage over a certain period of time. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $160.8 million as of June 27, 2020. A significant increase to funding requirements could adversely affect the company’s financial condition, results of operations or cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines.

At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (U.S. Retirement Plan) as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees. Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan. While these actions will serve to limit future growth in our pension liabilities, we had a sizable pension obligation of $5.0 billion as of June 27, 2020; therefore, financial market factors could impact our funding requirements. See Note 15, “Company-Sponsored Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Item 8 for a discussion of the funded status of the U.S. Retirement Plan.

The amount of our annual contribution to the U.S. Retirement Plan is dependent upon, among other things, the returns on the U.S. Retirement Plan’s assets and discount rates used to calculate the plan’s liability. In fiscal 2018, we made voluntary contributions of $380 million to the U.S. Retirement Plan, allowing us to set an investment strategy that more closely aligns the duration of the U.S. Retirement Plan’s assets with the duration of its liabilities. As a result, our U.S. Retirement Plan holds a greater amount of investments in fixed income securities, but also holds equity securities. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase. The projected liability of the U.S. Retirement Plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our minimum funding requirements. Specifically, decreases in these interest rates have had and may continue to have an adverse effect on our funding obligations. To the extent financial markets experience significant future declines, and/or interest rates on high quality bonds in the public markets decline, our required contributions may increase for future years as our funded status decreases, which could have an adverse effect on our financial condition.

Failure to successfully renegotiate union contracts could result in work stoppages.

As of June 27, 2020, we had approximately 57,000 employees, approximately 24% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Contract negotiations are handled by each individual operating company. Approximately 24% of our union employees are covered by collective bargaining agreements that have expired (or will expire during fiscal 2021) and are subject to renegotiation. Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each country and the aggregate square footage devoted to cold and dry storage as of June 27, 2020.

Location	Number of Facilities	Square Feet (in thousands)	Segment Served (1)
Bahamas	2	276	I
Belgium	1	200	I
Canada	32	4,256	I, O
Costa Rica (2)	1	495	I
France	25	2,420	I
Ireland and Northern Ireland	9	851	I
Mexico	7	299	I
Panama	1	44	I
Spain	1	5	I
Sweden	10	1,026	I
United Kingdom	65	3,044	I
United States and its territories (3)	172	40,254	U, I, S, O
Totals	326	53,170

(1)Segments served include U.S. Foodservice (U), International Foodservice (I), SYGMA (S), and Other (O).
(2)Costa Rica facility count does not include 4 warehouse and storage facilities and 16 cash and carry facilities.
(3)California, Florida, and Texas account for 19, 17, and 14, respectively, of the facilities located in the U.S.

We own approximately 40,619,000 square feet of our distribution facilities (or 76.4% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2021 to fiscal 2063, exclusive of renewal options.

We own our approximately 639,000 square foot headquarters office complex in Houston, Texas. In addition, we own our approximately 654,000 square foot complex in Cypress, Texas that has housed shared business services and other corporate services. In fiscal 2021, we plan to perform all corporate and shared service operations from our headquarters in Houston, Texas and plan to sell the complex in Cypress, Texas.

We are currently constructing expansions or build-outs for various distribution facilities in the United States. The various operating companies, in the aggregate, accounted for 3% of fiscal 2020 sales.

As of June 27, 2020, our fleet of approximately 14,000 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 87% of these vehicles and lease the remainder.

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

PART II – FINANCIAL INFORMATION

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for Sysco’s common stock (SYY) is the New York Stock Exchange. The number of record owners of Sysco’s common stock as of August 7, 2020 was 8,356.

We currently expect that comparable quarterly cash dividends will continue to be paid in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

We purchased 11.1 million shares during fiscal 2020, resulting in a remaining authorization under our program of approximately $2.1 billion as of June 27, 2020. There were 14,963,189 shares repurchased under our then outstanding plans in fiscal 2019. During March 2020, we discontinued share repurchases under the program, and, due to certain restrictions imposed by the amendment to our credit agreement providing for Sysco’s $2 billion long-term revolving credit facility, we will not make any further repurchases during fiscal 2021. See the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Activity and Borrowing Availability” for additional information regarding the credit agreement amendment.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that Sysco specifically incorporates such information by reference into such filing.

The following stock performance graph compares the performance of Sysco’s Common Stock to the S&P 500 Index and to the S&P 500 Food/Staple Retail Index for Sysco’s last five fiscal years.

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2015, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

225
200
175
150
125
100
75
Index Value
6/27/2015
7/2/2016
7/1/2017
6/30/2018
6/29/2019
6/27/2020
Period Ending
Sysco Corporation
S&P 500
S&P 500 Food/Staple Retail Index

	6/27/2015	7/2/2016	7/1/2017	6/30/2018	6/29/2019	6/27/2020
Sysco Corporation	$100	$137	$139	$193	$204	$155
S&P 500	100	102	120	138	152	159
S&P 500 Food/Staple Retail Index	100	101	99	107	126	134

Item 6.  Selected Financial Data

	Fiscal Year
	2020 (1)	2019 (1)	2018 (1)	2017 (1)	2016 (1)(2)
	(In thousands except for per share data)
Sales	$52,893,310	$60,113,922	$58,727,324	$55,371,139	$50,366,919

Operating income (3)	749,505	2,330,150	2,314,056	2,054,616	1,841,875

Earnings before income taxes	293,384	2,005,836	1,956,224	1,766,230	1,433,007
Income taxes	77,909	331,565	525,458	623,727	483,385
Net earnings	$215,475	$1,674,271	$1,430,766	$1,142,503	$949,622

Net earnings:
Basic earnings per share	$0.42	$3.24	$2.74	$2.10	$1.66
Diluted earnings per share	0.42	3.20	2.70	2.08	1.64

Dividends declared per share	$1.74	$1.53	$1.41	$1.30	$1.23

Total assets	$22,628,266	$17,966,522	$18,070,404	$17,756,655	$16,721,804
Capital expenditures	720,423	692,391	687,815	686,378	527,346

Current maturities of long-term debt	$1,542,128	$37,322	$782,329	$530,075	$8,909
Long-term debt	12,902,485	8,122,058	7,540,765	7,660,877	7,336,930
Total long-term debt	14,444,613	8,159,380	8,323,094	8,190,952	7,345,839
Shareholders’ equity	1,158,613	2,502,603	2,506,957	2,381,516	3,479,608
Total capitalization	$15,603,226	$10,661,983	$10,830,051	$10,572,468	$10,825,447
Ratio of long-term debt to capitalization	92.6%	76.5%	76.9%	77.5%	67.9%

(1)Our results of operations are impacted by Certain Items that have resulted in reduced earnings on a generally accepted accounting principles (GAAP) basis. See “Non-GAAP Reconciliations,” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of these items and our results on an adjusted basis that exclude Certain Items.
(2)Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year ended July 2, 2016 for fiscal 2016.
(3)In fiscal 2019, Sysco adopted Accounting Standards Update 2017-07, which requires that an employer report all of the components, except the service cost component, of pension and postretirement benefits outside of operating income. This was applied retroactively, and as a result, the company has restated prior year amounts to include net periodic income (expense) in other income (expense) that were previously included in operating expense.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and are impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. All acquisition-related costs in fiscal 2020, fiscal 2019 and fiscal 2018 that have been designated as Certain Items relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). These include acquisition-related intangible amortization expense. Fiscal 2020 results of operations were also negatively impacted by costs arising from the COVID-19 pandemic, the most significant including (1) excess bad debt expense, (2) goodwill and intangibles impairment charges and (3) fixed asset impairment charges. These are the only items that have been adjusted as Certain Items. Our adjusted results have not been normalized in a manner that would exclude the full impact of the COVID-19 pandemic on our business.

As such, Sysco has not adjusted its results for lost sales, inventory write-offs or other costs associated with the COVID-19 pandemic. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. We have experienced an increase in past due receivables and have recognized additional bad debt charges. Prior to the COVID-19 pandemic, our allowance was primarily based on historical loss experience. Since the crisis began, our write-off percentages have been based, not only on historical loss experience, but also on our experience with losses incurred during times of local and regional disasters. Additionally, in the fourth quarter of fiscal 2020, we included the company’s current collection experience, which has been impacted by the COVID-19 pandemic. We anticipate continuing this approach in fiscal 2021. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ and additional charges may be required in fiscal 2021. While Sysco traditionally incurs bad debt expense, the magnitude of such expenses that we have experienced since March 2020 is not indicative of our normal operations.

Fiscal 2019 results of operations were impacted by a gain on the sale of Iowa Premium, LLC (Iowa Premium) in the fourth quarter of fiscal 2019. In addition, fiscal 2019 results of operations were affected by acquisition-related integration costs specific to the Brakes Acquisition and the impact of recognizing a foreign tax credit. Fiscal 2018 results of operations were additionally impacted by multiemployer pension plan (MEPP) withdrawal charges. These fiscal 2020, fiscal 2019 and fiscal 2018 items are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our International Foodservice Operations results on a constant currency basis. Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items, and certain metrics are stated on a constant currency basis.

Management believes that adjusting its operating expenses, operating income, other (income) expense, net, net earnings and diluted earnings per share to remove these Certain Items, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, (2) facilitates comparisons on a year-over-year basis, and (3) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

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

During the fourth quarter of fiscal 2020, Sysco revised the way performance is assessed for the U.S. Foodservice Operations segment. As a result of this change, charges incurred by the company’s corporate office to provide direct support functions to the U.S. Foodservice Operations reportable segment have been reclassified from Corporate expenses into the U.S. Foodservice reportable segment. The segment information disclosed for fiscal 2020 reflects this change in reporting structure and prior year amounts have been reclassified to conform with the current year presentation. The following discussion includes a comparison of our Results of Operations and Liquidity and Capital Resources for fiscal 2020 and fiscal 2019. A discussion of changes in our results of operations from fiscal 2018 to fiscal 2019 have been included for our U.S. Foodservice Operations and Corporate expenses. Disclosures around this change in segment reporting are described under “Overview” below and in Note 22, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8. All other discussion of changes in our results of operations from fiscal 2018 to fiscal 2019 has been omitted from this Form 10-K, but may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended June 29, 2019, filed with the Securities and Exchange Commission on August 26, 2019.

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

•U.S. Foodservice Operations – primarily includes U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, specialty produce, specialty imports and a wide variety of non-food products;
•International Foodservice Operations – includes operations in the Americas and Europe, which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consist of operations in the U.K., France, Ireland and Sweden;
•SYGMA – our U.S. customized distribution subsidiary; and
•Other – primarily our hotel supply operations.

During the fourth quarter of fiscal 2020, Sysco revised the way performance is assessed for the U.S. Foodservice Operations segment. As a result of the change, the company’s corporate expenses that were incurred to provide direct support functions to the U.S. Foodservice Operations reportable segment have been reclassified from Corporate expenses into the reportable segment. The segment information disclosed for fiscal 2020 reflects this change in reporting structure, and the fiscal 2019 and fiscal 2018 results reflect $201.0 million and $197.0 million of corporate expense reclassifications, respectively, to conform with the current year presentation.

We estimate that we serve about 16% of an approximately $310 billion annual foodservice market in the U.S. based on industry data obtained from Technomic, Inc. From time to time, Technomic may revise the methodology used to calculate the size of the foodservice market and, as a result, our percentage can change not only from our sales results, but also from such revisions. We also serve certain international geographies that vary in size and amount of market share.

According to industry sources, the foodservice, or food-away-from-home, market represents approximately 53% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar year 2019. Industry sources estimate the total foodservice market in the U.S. experienced a real sales increase of approximately 0.9% in calendar year 2019 and 1.2% in calendar year 2018. Real sales changes do not include the impact of inflation or deflation. The COVID-19 pandemic has caused a significant reduction in consumption within the foodservice market and may create a long-term change in customer demand, as purchases have shifted more to the retail grocery channel. The food-away-from-home market fell to a low of 32% of total dollars spent on food purchases as a result of the pandemic, but has since recovered to approximately 43% as of June 2020. We expect real sales growth in the U.S. foodservice market to be negative for calendar year 2020.

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
•Free cash flow (non-GAAP); and
•Adjusted return on invested capital (non-GAAP).

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

Key Financial Definitions

•Sales – Sales is equal to gross sales, minus (1) sales returns and (2) sales incentives that we offer to certain customers, such as upfront monies and discounts. Our sales are driven by changes in case volumes, product inflation that is reflected in the pricing of our products and mix of products sold.
•Gross profit – Gross profit is equal to our net sales minus our cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration) and inbound freight. Cost of goods sold generally changes as we incur higher or lower costs from our suppliers and as our customer and product mix changes.

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

Case Volume Growth by Customer Type for U.S. Broadline Operations

Case volume represents the volume of product sold to customers during a period of time, and improvements in this metric are a primary driver of Sysco’s top line performance. We define a case, specifically for our U.S. Broadline operations, as the lowest level of packaged products that are sold from our warehouses, with one case potentially containing several pieces of a product packaged in bulk. Case size does not generally vary by location or from period to period, due to the design of our warehouses. Case volume growth is calculated by dividing the change in the volume of cases sold year-over-year by the volume of cases sold in the prior year. Sysco management considers case volume growth within its U.S. Broadline operations to be a measure that provides useful information to management and investors in evaluating sales performance and as an indicator of gross margin performance. Management monitors case volume growth by customer type, with bifurcation between local customers and national customers, as this provides a measure of gross profit performance due to the pricing strategies attached to each customer type. Local customers are primarily street customers, such as independent restaurants that do not have long-term contracts, or locally managed customers, such as local chain restaurants, while national customers are the multi-unit customers requiring national coverage from a customer-centric view and are managed centrally from the Corporate office. Sysco management seeks to drive higher case volume growth to local customers, which allows more favorable pricing terms for our U.S. Broadline operations and generates higher gross margins as a result. National customers benefit from purchasing power, as they are able to negotiate pricing agreements across multiple businesses, reducing our gross profit potential, but reducing our overall cost per case, as national customers have bigger drop sizes. While overall case volume growth reflects a key component of sales growth, local customer case growth provides additional context around gross profit performance.

Sysco Brand Penetration for U.S. Broadline Operations

Sysco management considers Sysco brand penetration to be a measure that provides useful information to management and investors in evaluating the gross profit performance of the company’s U.S. Broadline operations. Sysco offers an assortment of Sysco-branded products that can be differentiated from privately branded products, which enables us to achieve higher gross margin by administering and leveraging a consolidated product procurement program for quality food and non-food products. Due to cost efficiencies, Sysco-branded products generate a higher gross margin than sales from other privately branded products. We define Sysco brand penetration as the percentage of Sysco-branded case volume sold to U.S. Broadline customers over all cases sold to U.S. Broadline customers. This performance indicator, also measured at the customer type level, including local and national customers, is driven by growth in the distribution of branded products to more customers and more geographies, as well as increasing branded offerings through innovation and the launch of new products.

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

Adjusted Return on Invested Capital

Although adjusted return on invested capital (ROIC) is considered a non-GAAP financial measure, Sysco management considers adjusted ROIC to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company’s long-term capital investments and has been a component of long-term incentive compensation. We calculate adjusted ROIC as adjusted net earnings divided by (1) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (2) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year. Trends in ROIC can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts.

Business Update on the COVID-19 Pandemic

During the last couple of weeks of the third quarter of fiscal 2020, our business declined significantly from the time that shelter in place orders were issued in response to the COVID-19 pandemic. We experienced declines in sales to the majority of our customers, with the exception of certain customers in the healthcare segment. During the fourth quarter of fiscal 2020, however, we experienced sequential weekly improvements with the reopening of in-restaurant dining. The “exit rate” of our sales as of the end of fiscal 2020 was a decline of approximately 30% compared to the end of fiscal 2019. In July 2020, as COVID-19 cases began increasing in certain locations, the business recovery flattened; however, we have experienced weekly improvements in sales again in August 2020.

We have closely monitored developments in the COVID-19 pandemic as the situation has evolved, and we are continuously revising our approach to create new processes and guidelines to keep associates and customers safe, with careful consideration to remaining aligned with guidance from relevant health authorities.

•Supporting employees – We have defined and implemented procedures to protect the health and safety of our employees, while also ensuring business continuity and our ability to service our customers. We have allowed employees to work remotely, whenever possible, and have installed protocols for daily temperature checks and health screenings for our employees not working remotely. We have also provided guidelines for performing deep cleaning and proper social distancing in our offices and warehouses and have implemented requirements for employees to wear face coverings when not working remotely.
•Serving customers – We have implemented procedures to limit the contact between our drivers and customers’ employees and have developed an alternative process to avoid collecting signatures for customer invoices and guidelines for safely accepting customer returns.
•Assisting our communities – We have donated 30 million meals across eight countries since mid-March as part of our community response strategy to the pandemic. These donations were valued at over $100 million and included nearly 16 million pounds of fresh produce and approximately six million pounds of fresh dairy products. Additionally, we have supported over 900 community organizations in their efforts to address hunger and food insecurity by providing direct delivery to food banks and other hunger relief organizations by loaning refrigerated trucks and facility storage space to increase capacity for local food distribution and by providing volunteer and staffing support for mobile distribution efforts.

Immediately after the onset of the crisis, Sysco took action to ensure liquidity, reduce variable and structural costs and pivot our business to maximize sales during a period of disruption.

First, we increased liquidity by (i) a $1.6 billion borrowing under our revolving credit facility, (ii) a $4 billion unsecured bond offering, (iii) establishment of a £600 million Bank of England commercial paper program, and (iv) a new $750.0 million 364-day credit facility. As a result of these measures, as of August 7, 2020, the company had more than $8.0 billion in cash and available liquidity. This liquidity provides us with financial flexibility during this difficult operating environment and enables us to invest in our business to transform the company during and after the crisis.

Second, we worked rapidly to stabilize the business by removing costs. We have reduced our expenses to correspond to a lower level of sales volume, and, as a result, we are taking appropriate steps to manage costs during the downturn. We removed approximately $500 million of expenses from the business in the fourth quarter of fiscal 2020, which reflects, in part, the reduction to our staffing levels through temporary workforce furloughs and permanent reductions in force. We began to realize the benefits of these changes beginning in our fourth quarter of fiscal 2020, and the permanent changes are expected to deliver an annualized benefit of approximately $350 million.

Third, we created new sources of revenue, including from our existing restaurant customers. These include helping approximately 16,000 of our customers to set up “pop-up shops” in their dining areas. We have also helped customers with reopening plans, such as patio and outdoor dining options and a shortened, more focused menu, as well as with the technological capability to start a website. We have helped customers connect to preferred delivery partners and setup take-out menus and other support for their “to go” offerings. The quick service restaurant segment continues to thrive in the current environment, as the volume of “to go” and drive-through orders has gained steady momentum.

Lastly, we have provided products for cleaning, sanitation and personal protection, without disruption, so that our customers may continue business operations, and have shifted sales to serve the retail grocery channel. Prior to the COVID-19 pandemic, approximately 50% of food consumption within the U.S. had been occurring away from home, and the remainder had been taking place inside the home. The COVID-19 pandemic has changed the balance and shifted more purchases to the retail grocery channel. As a result, we have pivoted our distribution model to include retail, grocer and new supply chain partnerships, sectors that we essentially did not serve prior to the COVID-19 crisis. This has created long-term relationships with smaller, regional, retail grocers where we can add value through items such as quality proteins and fresh produce where our buying advantage is helpful for them in the long-term.

Highlights and Trends

Our fiscal 2020 results were significantly impacted by the COVID-19 pandemic. We quickly responded by strengthening our balance sheet, adding new and different types of customers, and strategically committing resources to plan for the eventual return of demand.

        Below is a comparison of results from fiscal 2020 to fiscal 2019:
•Sales:
◦decreased 12.0%, or $7.2 billion, to $52.9 billion;
•Operating income:
◦decreased 67.8%, or $1.6 billion, to $749.5 million;
◦adjusted operating income decreased 37.4%, or $1.0 billion, to $1.7 billion;
•Net earnings:
◦decreased 87.1%, or $1.5 billion, to $215.5 million;
◦adjusted net earnings decreased 44.4%, or $824.8 million, to $1.0 billion;
•Basic earnings per share:
◦decreased 87.0%, or $2.82, to $0.42 from the comparable prior year amount of $3.24 per share;
•Diluted earnings per share:
◦decreased 86.9%, or $2.78, to $0.42 from the comparable prior year amount of $3.20 per share; and
◦adjusted diluted earnings per share were $2.01 in fiscal 2020, a 43.4% decrease from the comparable prior year amount of $3.55 per share.

Trends

Economic and Industry Trends

The COVID-19 pandemic has significantly negatively affected economic and industry trends, primarily in the form of increased unemployment and significantly lower levels of activity in the food-away-from-home market. However, in May and June 2020, we experienced steady and consistent week-over-week sales improvement concurrently with re-openings of the economies of the countries and states in which we operate. In July 2020, as COVID-19 cases began increasing in certain locations, the business recovery flattened; however, we have experienced weekly improvements in sales again in August 2020. We believe consumers are experiencing fatigue with food-at-home and are ready to reengage with restaurants; however, the speed and pace of the re-engagement will be dictated by the restrictions that are placed on the industry. As long as there are safe ways to access restaurant-quality meals, we believe that consumers are ready to eat away from home.

Sales and Gross Profit Trends

Our sales and gross profit performance can be influenced by multiple factors, including price, volume, product mix and the impact of the COVID-19 pandemic. The majority of our sales are to locally managed customers and national customers. Our locally managed customers, including independent restaurant customers, represent a greater percentage of our profitability as compared to national customers. Case growth with our locally managed broadline business is important to drive gross profit dollar growth. Our sales to national customers, including chain restaurants and multi-locational restaurants, also comprise a significant portion of our overall volumes. Gross margin on sales to our national customers is generally lower than on sales to other types of customers due to the higher volumes we sell to these customers. In the U.S., prior to the COVID-19 pandemic, we had a greater customer mix with locally managed customers; however, during the crisis, our national customers have experienced greater consumer demand, which has changed our sales mix and resulted in lower gross margins. We have also experienced customer closures that have impacted our customer mix; however, based on industry data, Sysco has experienced a lower rate of customer closings as compared to the foodservice industry as a whole. Sysco has the ability to shift focus across all segments throughout the foodservice industry, whether local or national. Since the beginning of the pandemic, we have added $1.0 billion of new national customer business on an annualized basis.

An additional impact of the COVID-19 pandemic has been the need to use price reductions to move inventory to avoid spoilage. These price reductions were more prevalent in the beginning of the fourth quarter of fiscal 2020, and their use declined as the quarter progressed. We expect gross margin to continue to reflect our sales mix changes, but otherwise to remain stable in fiscal 2021.

Additional items have impacted our sales and gross profit performance, including the divestiture of Iowa Premium in the fourth quarter of fiscal 2019 and the negative impact of foreign exchange rates. A strengthening U.S. dollar negatively affected total Sysco sales growth by 0.3% for fiscal 2020 and negatively impacted sales growth for our International Foodservice Operations by 1.7% for fiscal 2020, as we translated our foreign sales due to foreign currency exchange rate changes. Partially offsetting these declines, we experienced continued growth in penetration of our Sysco brand portfolio and product price inflation. Our Sysco branded product sales to U.S. broadline local customers represented 46.8% of cases sold. We experienced inflation at a rate of 1.8% during fiscal 2020, primarily in the beef and dairy products categories. We anticipate sales in fiscal 2021 to be stronger than the exit rate of fiscal 2020, even with a choppy recovery.

Operating Expense Trends

Total operating expenses increased 0.8% during fiscal 2020, as compared to fiscal 2019. The largest contributor to the increase was an additional charge for our allowance for doubtful accounts as a result of the COVID-19 pandemic. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. We have experienced an increase in past due receivables and have recognized additional bad debt charges. In fiscal 2020, we recorded a provision for losses on receivables totaling $404.2 million, of which we believe approximately $323.4 million is due to the impact of the COVID-19 pandemic on our customers, calculated by comparing our June allowance results to average results prior to the COVID-19 pandemic, with excess amounts being a reasonable estimate of what the reserve for the allowance for doubtful accounts would have been for fiscal 2020, absent the impact of the COVID-19 pandemic.

Goodwill Impairments

During the second half of fiscal 2020, the company experienced significant deterioration in macroeconomic conditions and declines in equity valuations, as well as regulatory restrictions implemented in response to the COVID-19 pandemic. In the third quarter of fiscal 2020, the company determined that certain reporting units were more sensitive than others to these declines and the company performed interim quantitative goodwill impairment tests for these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. As part of the annual test in the fiscal fourth quarter, the company performed further quantitative goodwill impairment tests, updating the estimates and assumptions of long-term impact resulting from the pandemic that had been applied in the fiscal third quarter tests, where necessary. As a result, in the third quarter of fiscal 2020 the company recorded impairments to goodwill for the Pacific Star and Cake reporting units of $34.9 million and $34.2 million, respectively, which represented the full balance of goodwill for those reporting units. During the fourth quarter of fiscal 2020, the company recorded partial impairments to goodwill for the France Group and Fresh Direct reporting units of $108.7 million and $25.4 million respectively, for total fiscal 2020 impairment charges of $203.2 million.

Cost-out Measures

The COVID-19 crisis has compelled us to take action to reduce costs by reducing variable expenses in response to reduced customer demand, aligning inventory to current sales trends, reducing capital expenditures to only urgent projects and tightly managing receivables. These actions produced savings in the fourth quarter of fiscal 2020. We have reduced pay-related expenses through temporary and permanent layoffs across the organization, most of which occurred late in the third quarter of fiscal 2020. These actions resulted in an increase in severance charges in the second half of fiscal 2020.

We believe that the cost reductions implemented to date have removed approximately $350 million in structural annualized costs from the business.

Status of Supply Chain Disruptions and Facility Closures

Although our business continues to face challenges associated with decreased customer demand and increased costs directly related to the COVID-19 crisis, to date we have not experienced any significant disruptions to our supply chain, significant distribution facility closures or disposals of significant assets or lines of business. During fiscal 2020, we assessed the value of assets held for sale, primarily land and buildings, and recognized a write-down charge of $55.9 million. The majority of this charge related to our shared-service center, with plans established to sell this property and combine these operations into our corporate office. The foodservice distribution industry is considered to be an essential industry and, as such, we expect our supply chain and facilities to remain in place and operational in the current environment and in the event of worsening macroeconomic conditions in connection with a prolonged downturn.

Income Tax Trends

Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. The impact of the COVID-19 pandemic may change our mix of earnings by jurisdiction and has increased the risk that operating losses may occur within certain of our jurisdictions that could lead to the recognition of valuation allowances against certain deferred tax assets in the future, if these losses are prolonged beyond our current expectations. These effects would negatively impact our income tax expense, net earnings, and balance sheet.

Our effective tax rate has been influenced by discrete events, such as tax law changes and excess tax benefits attributable to equity compensation exercises as discussed in Note 20, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8. In fiscal 2021, we expect our effective tax rate to be approximately 24%.

Mergers and Acquisitions

We continue to be focused on mergers and acquisitions as a part of our strategy. We completed the following acquisitions in fiscal 2020 within our U.S. Foodservice Operations as follows:

•In the first quarter of fiscal 2020, we acquired J. Kings Food Service Professionals, a New York broadline distributor with approximately $150 million in annual revenue.
•In the second quarter of fiscal 2020, we acquired Armstrong Produce and Kula Produce, a Hawaii-based broadline fresh produce wholesaler and distributor with approximately $155 million in combined annual revenue.

Strategy

Fiscal 2020 was the third year in our three-year plan that was established in fiscal 2018 and included our strategic and financial objectives through fiscal 2020. During the second half of fiscal 2020, the company experienced a significant reduction in customer demand resulting from the continued spread of COVID-19. Due to the rapidly evolving impact of the COVID-19 pandemic on our financial results and the uncertainty related to its duration, we withdrew our guidance for the three-year plan ending fiscal 2020.

In response to the current environment, we have identified four key areas of focus as we manage the business in the near-term and prepare the company for recovery once the COVID-19 crisis subsides. First, we have taken actions to strengthen our overall liquidity. Second, we are focused on stabilizing the business by removing costs. Third, we are creating new sources of revenue by helping our restaurant customers succeed under pandemic conditions. Fourth, we are providing products for cleaning, sanitation, and personal protection, without disruptions, so that our customers may continue their business operations.

While our response to the COVID-19 pandemic has been a primary focus, we have also accelerated our transformation initiatives that are intended to improve how we serve our customers, differentiate Sysco from our competitors and transform the industry. First, we have accelerated our work to become a more digitally enabled company. We are investing to improve our digital order entry platform, Sysco Shop. We are also deploying a digital pricing tool that will help us increase sales, expand margins and provide additional transparency to customers. Second, we are transforming our sales model to make it easier for customers to do business with Sysco and to increase the effectiveness of our sales teams. We have aligned incentives of the sales force more closely with our business objectives and with our goal of increasing the partnership of sales teams across the multiple lines of business. Third, we are regionalizing our operations in the U.S. Through regionalization, we expect to be more efficient as a company and more agile with our decision making, and we will be able to execute against strategies in a more efficient manner. Regionalization is a new leadership structure for our U.S. broadline business, as we will move from six markets comprised of 76 operating companies to four markets that consist of approximately 30 regions, each made up of 2 to 3 operating sites. We are not closing any physical distribution locations with this change, and we are retaining our local drivers, warehouse associates and sales force to support our customers. Fourth, we are removing structural fixed costs from our business and becoming a more efficient company. We have identified and implemented actions to remove approximately $350 million of annualized, permanent costs from the business for fiscal 2021. We have identified additional cost opportunities that are expected to generate savings in fiscal 2022 and beyond. These combined efforts are collectively referred to as our corporate modernization.

See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income and adjusted return on invested capital, which are non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2020	2019
Sales	100.0%	100.0%
Cost of sales	81.3	81.0
Gross profit	18.7	19.0
Operating expenses	17.3	15.1
Operating income	1.4	3.9
Interest expense	0.8	0.6
Other expense (income), net	0.1	(0.1)
Earnings before income taxes	0.5	3.4
Income taxes	0.1	0.6
Net earnings	0.4%	2.8%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

2020
Sales	(12.0)%
Cost of sales	(11.7)
Gross profit	(13.2)
Operating expenses	0.8
Operating income	(67.8)
Interest expense	13.3
Other expense (income), net (1)	(232.7)
Earnings before income taxes	(85.4)
Income taxes	(76.5)
Net earnings	(87.1)%
Basic earnings per share	(87.0)%
Diluted earnings per share	(86.9)
Average shares outstanding	(1.3)
Diluted shares outstanding	(1.8)

(1)Other expense (income), net was expense of $47.9 million in fiscal 2020 and income of $36.1 million in fiscal 2019.

Segment Results

The following represents our results by reportable segments:

	52-Week Period Ended Jun. 27, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$36,774,146	$9,672,190	$5,555,926	$891,048	$—	$52,893,310
Sales increase (decrease)	(10.9)%	(15.8)%	(11.0)%	(18.1)%		(12.0)%
Percentage of total	69.5%	18.3%	10.5%	1.7%		100.0%

Operating income (loss)	$2,003,159	$(371,407)	$36,880	$(21,361)	$(897,766)	$749,505
Operating income (loss) increase (decrease)	(33.0)%	NM	32.8%	(159.6)%		(67.8)%
Percentage of total segments	121.6%	(22.5)%	2.2%	(1.3)%		100.0%
Operating income as a percentage of sales	5.4%	(3.8)%	0.7%	(2.4)%		1.4%

NM represents that the percentage change is not meaningful.

	52-Week Period Ended Jun. 29, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$41,288,188	$11,493,040	$6,244,328	$1,088,366	$—	$60,113,922
Sales increase (decrease)	4.2%	(0.2)%	(4.8)%	7.8%		2.4%
Percentage of total	68.7%	19.1%	10.4%	1.8%		100.0%

Operating income	$2,991,794	$125,443	$27,780	$35,848	$(850,715)	$2,330,150
Operating income increase (decrease)	4.6%	(35.3)%	14.2%	(9.2)%		0.7%
Percentage of total segments	94.1%	3.9%	0.9%	1.1%		100.0%
Operating income as a percentage of sales	7.2%	1.1%	0.4%	3.3%		3.9%

Based on information in Note 22, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8, in fiscal 2020, U.S. Foodservice Operations and International Foodservice Operations represented approximately 69.5% and 18.3%, respectively, of Sysco’s overall sales, compared to 68.7% and 19.1%, respectively, in fiscal 2019. In fiscal 2020, U.S. Foodservice Operations represented approximately 121.6% of the total segment operating income. In fiscal 2019, U.S. Foodservice Operations and International Foodservice Operations represented approximately 94.1% and 3.9%, respectively, of total segment operating income. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

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

Results of U.S. Foodservice Operations

In fiscal 2020, the U.S. Foodservice Operations operating results represented approximately 69.5% of Sysco’s overall sales and 121.6% of the aggregated operating income of Sysco’s reporting segments. Several factors contributed to these higher operating results as compared to the other operating segments. We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and its purchasing power enable this segment to generate its relatively stronger results of operations.

The following tables set forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2020	2019	Change in Dollars	% Change
	(In thousands)
Sales	$36,774,146	$41,288,188	$(4,514,042)	(10.9)%
Gross profit	7,254,722	8,249,027	(994,305)	(12.1)
Operating expenses	5,251,563	5,257,233	(5,670)	(0.1)
Operating income	$2,003,159	$2,991,794	$(988,635)	(33.0)%

Gross profit	$7,254,722	$8,249,027	$(994,305)	(12.1)%
Adjusted operating expenses (Non-GAAP)	5,010,764	5,257,233	(246,469)	(4.7)
Adjusted operating income (Non-GAAP)	$2,243,958	$2,991,794	$(747,836)	(25.0)%

	2019	2018	Change in Dollars	% Change
	(In thousands)
Sales	$41,288,188	$39,642,263	$1,645,925	4.2%
Gross profit	8,249,027	7,900,276	348,751	4.4
Operating expenses	5,257,233	5,040,464	216,769	4.3
Operating income	$2,991,794	$2,859,812	$131,982	4.6%

Gross profit	$8,249,027	$7,900,276	$348,751	4.4%
Adjusted operating expenses (Non-GAAP)	5,257,233	5,038,764	218,469	4.3
Adjusted operating income (Non-GAAP)	$2,991,794	$2,861,512	$130,282	4.6%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the prior year in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2020		2019
	(In millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	(11.3)%	$(4,679.0)	1.8%	$727.2
Inflation	1.9	773.3	1.6	637.1
Acquisitions	0.6	256.4	0.7	283.5
Other (1) (2)	(2.1)	(864.7)	0.1	(1.9)
Total change in sales	(10.9)%	$(4,514.0)	4.2%	$1,645.9

(1)Case volume excludes the volume impact from our custom-cut meat and seafood companies that do not measure volume in cases. Any impact in volumes from these operations are included within “Other.”
(2)Approximately $439 million of this decrease for fiscal 2020 results from Sysco’s sale of its interest in Iowa Premium in the fourth quarter of fiscal 2019.

Sales were 10.9% lower in fiscal 2020 than in fiscal 2019. The largest driver of the decrease was the significant decline in case volume in our U.S. Broadline operations, as the COVID-19 pandemic forced some of our customers to close and many others to operate at a substantially reduced volume. Case volumes for the company’s U.S. Broadline operations, including acquisitions within the last 12 months, decreased 11.2% in fiscal 2020 compared to fiscal 2019 and included a 9.6% decline in locally managed customer case growth, along with a decrease of 13.0% in national customer case volume, including chain restaurants and multi-locational restaurants. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 1.0%; therefore, organic local case volume, which excludes acquisitions, decreased 10.6%.

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

Operating Income

Operating income decreased by 33.0% in fiscal 2020 over fiscal 2019, as our decline in gross profits outpaced our reduction of operating expenses.

Gross profit dollars decreased 12.1% in fiscal 2020, as compared to fiscal 2019, driven primarily by the decline in local cases, partially offset by higher inflation and growth in Sysco-branded products. The estimated change in product costs, an internal measure of inflation or deflation, for fiscal 2020 for our U.S. Broadline operations was inflation of 1.8%. For fiscal 2020, this change in product costs was primarily driven by inflation in the meat and dairy products categories. Our Sysco brand sales to local customers decreased by approximately 24 basis points for fiscal 2020. Gross margin, which is gross profit as a percentage of sales, was 19.73% in fiscal 2020, representing a decrease of 25 basis points from the gross margin of 19.98% in fiscal 2019, primarily attributable to a temporary shift in customer mix as a result of the current operating environment and pricing reductions to help move inventory and avoid spoilage.

Operating expenses for fiscal 2020 decreased 0.1%, or $5.7 million, compared to fiscal 2019. Our decline in operating expenses during fiscal 2020 was primarily driven by permanent cost reductions and productivity measures, largely offset by an increase in bad debt expense attributable to the COVID-19 pandemic’s impact on our customers’ ability to pay their outstanding receivables. These operations also experienced reduced incentive compensation expense, as the company’s financial performance with regard to the performance metrics under the fiscal 2020 management incentive plans was below target. Operating expenses, on an adjusted basis (which is a non-GAAP financial measure for which a reconciliation is provided above), for fiscal 2020 decreased 4.7%, or $246.5 million, compared to fiscal 2019.

Operating income increased by 4.6% in fiscal 2019 over fiscal 2018, as our gross profits grew on pace with operating expenses.

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

Results of International Foodservice Operations

In fiscal 2020, the International Foodservice Operations operating results represented approximately 18.3% of Sysco’s overall sales.

The following tables set forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2020	2019	Change in Dollars	% Change
	(In thousands)
Sales	$9,672,190	$11,493,040	$(1,820,850)	(15.8)%
Gross profit	1,955,190	2,392,179	(436,989)	(18.3)
Operating expenses	2,326,597	2,266,736	59,861	2.6
Operating (loss) income	$(371,407)	$125,443	$(496,850)	(396.1)%

Gross profit	$1,955,190	$2,392,179	$(436,989)	(18.3)%
Adjusted operating expenses (Non-GAAP)	1,847,152	2,037,354	(190,202)	(9.3)
Adjusted operating income (Non-GAAP)	$108,038	$354,825	$(246,787)	(69.6)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2020
	(In millions)
Cause of change	Percentage	Dollars
Inflation	1.0%	$108.9
Acquisitions	0.3	32.0
Foreign currency	(1.7)	(198.4)
Other (1)	(15.4)	(1,763.4)
Total change in sales	(15.8)%	$(1,820.9)

(1)The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent comparable basis.

Sales for fiscal 2020 were 15.8% lower, as compared to fiscal 2019, primarily due to the significant decline in volumes in our Europe and Canada operations, as the COVID-19 pandemic forced some of our customers to close and many others to operate at a substantially reduced volume. Our business in Europe has decreased significantly, as governments have issued “stay-at-home” orders that have resulted in a decline in restaurant traffic. Restaurant sales in Canada have decreased, as consumers are practicing isolation measures to protect health and safety. For our Latin American businesses, the impact of COVID-19 has been most prominent in Mexico, where sales decreased more rapidly. In Costa Rica, our cash and carry stores are helping to offset the decrease in sales from restaurants.

Operating Income

Operating income decreased by $496.9 million for fiscal 2020, as compared to fiscal 2019, due to the decline in business resulting from the reductions in our customers’ business attributable to the COVID-19 pandemic and from our ongoing restructuring and integration work in our European operations and facility consolidations in our Canadian operations. Our business in France continued to experience operational challenges arising from our integration efforts. Restructuring and business transformation charges also negatively affected our U.K. operations as we continue our efforts related to modernizing the business and growing our customer base. Operating income, on an adjusted basis, decreased by $246.8 million, or 69.6%, for fiscal 2020, as compared to fiscal 2019. Foreign exchange rates negatively affected operating income by 0.7%; therefore, adjusted operating income decreased by 70.3% on a constant currency basis.

Gross profit dollars decreased by 18.3% in fiscal 2020, as compared to fiscal 2019, primarily attributable to decreased sales. Changes in foreign exchange rates that negatively affected gross profit by 1.8%, resulting in a 16.5% increase in adjusted gross profit on a constant currency basis.

Operating expenses for fiscal 2020 increased 2.6%, or $59.9 million, as compared to fiscal 2019, primarily due to increased restructuring and integration charges being incurred in France. We incurred restructuring charges of $191.9 million primarily relating to restructuring and integration in France and the U.K. and the largely completed facility consolidation in our Canadian operations during fiscal 2020, as compared to $152.9 million of restructuring charges in fiscal 2019. Additionally, we incurred $88.3 million of excess bad debt expense related to the COVID-19 pandemic. Operating expenses, on an adjusted basis, for fiscal 2020, decreased 9.3%, or $190.2 million, compared to fiscal 2019. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars positively affected operating expenses during the period by 2.2%, resulting in a 7.1% decrease in adjusted operating expenses on a constant currency basis.

Results of SYGMA and Other Segment

For SYGMA, sales were 11.0% lower in fiscal 2020 as compared to fiscal 2019, primarily from a decline in case volume due to the decrease in customer demand as a result of the COVID-19 pandemic, although the quick-service and drive-thru restaurants served by SYGMA continue to experience less of a downturn compared to other restaurant types. Operating income increased by $9.1 million in fiscal 2020, as compared to fiscal 2019, due to our focus on expense reductions through business and routing optimization. This performance reflects SYGMA’s ability to gain new customers and operate efficiently throughout the crisis.

For the operations that are grouped within Other, operating income decreased $57.2 million in fiscal 2020, as compared to fiscal 2019. Guest Supply gross profit decreased 20.9% in fiscal 2020, as the business faced challenges resulting from the significant impact of the COVID-19 pandemic on the hotel industry.

Corporate Expenses

Corporate expenses in fiscal 2020 increased $47.0 million, or 5.5%, as compared to fiscal 2019, primarily due to costs associated with the business impact of the COVID-19 crisis, including severance charges related to permanent workforce reductions and goodwill impairment charges. Charges for professional fees and other business transformation initiatives, increased liability claims and expenses associated with our recent leadership change also contributed to the increase. These increases were partially offset by reduced incentive compensation expense, as the company’s financial performance with regard to the performance metrics under the fiscal 2020 management incentive plans was below target. Corporate expenses, on an adjusted basis, decreased $2.2 million, or 0.3%, as compared to fiscal 2019.

Included in corporate expenses are Certain Items that totaled $220.3 million in fiscal 2020, as compared to $171.1 million in fiscal 2019. Certain Items impacting fiscal 2020 and fiscal 2019 were primarily expenses associated with our various transformation initiatives, severance charges arising from the COVID-19 pandemic and goodwill impairment charges.

Corporate expenses in fiscal 2019 increased $63.2 million, or 8.1%, as compared to fiscal 2018, due primarily to an increase in expenses related to our business technology initiatives, including accelerated depreciation on certain enterprise resource planning (ERP) systems and software platforms that we are no longer using, along with higher pay-related expenses, partly driven by higher severance and relocation charges. Corporate expenses, on an adjusted basis, decreased $16.9 million, or 2.5%, as compared to fiscal 2018.

Interest Expense

Interest expense increased $47.8 million in fiscal 2020, as compared to fiscal 2019, primarily attributable to higher fixed debt volume, partially offset by lower floating interest rates.

Net Earnings

Net earnings declined 87.1% in fiscal 2020 as compared to the prior year, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8. Adjusted net earnings, excluding Certain Items, decreased 44.4% in fiscal 2020, primarily due to a significant decrease in sales volume, partially offset by a favorable tax expense comparison to the prior year.

Earnings Per Share

Basic earnings per share in fiscal 2020 were $0.42, an 87.0% decrease from the comparable prior year period amount of $3.24 per share. Diluted earnings per share in fiscal 2020 were $0.42, an 86.9% decrease from the comparable prior year period amount of $3.20 per share. Adjusted diluted earnings per share, excluding Certain Items, in fiscal 2020 were $2.01, a 43.4% decrease from the comparable prior year period amount of $3.55 per share. These results were primarily attributable to the factors discussed above related to net earnings in fiscal 2020.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2020, fiscal 2019 and fiscal 2018 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. All acquisition-related costs in fiscal 2020, fiscal 2019 and fiscal 2018 that have been designated as Certain Items relate to the Brakes Acquisition. These include acquisition-related intangible amortization expense. Fiscal 2020 results of operations were also negatively impacted by costs arising from the COVID-19 pandemic, the most significant including (1) excess bad debt expense, (2) goodwill and intangibles impairment charges and (3) fixed asset impairment charges. These are the only items that have been adjusted as Certain Items. Our adjusted results have not been normalized in a manner that would exclude the full impact of the COVID-19 pandemic on our business. As such, Sysco has not adjusted its results for lost sales, inventory write-offs or other costs associated with the COVID-19 pandemic. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. We have experienced an increase in past due receivables and have recognized additional bad debt charges. Prior to the COVID-19 pandemic, our allowance was primarily based on historical loss experience. Since the crisis began, our write-off percentages have been based, not only on historical loss experience, but also on our experience with losses incurred during times of local and regional disasters. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ and additional charges may be required in fiscal 2021. We have estimated the amount attributable to the impact of the COVID-19 pandemic on our customers by comparing our June allowance results to average results for periods ended prior to the onset of the COVID-19 pandemic, with excess amounts being a reasonable estimate of what the reserve for the allowance for doubtful accounts would have been for fiscal 2020, absent the impact of the COVID-19 pandemic. Because the COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, it is possible that actual uncollectible amounts will differ and additional charges may be required in fiscal 2021. Although Sysco traditionally incurs bad debt expense, the magnitude of such expenses that we have experienced since March 2020 is not indicative of our normal operations. Fiscal 2019 results of operations included the gain on the sale of Iowa Premium and the impact of recognizing a foreign tax credit. Fiscal 2018 results of operations were additionally impacted by multiemployer pension plan (MEPP) withdrawal charges. These fiscal 2020, fiscal 2019 and fiscal 2018 items are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our International Foodservice Operations results on a constant currency basis. Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items, and certain metrics are stated on a constant currency basis.

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

Management believes that adjusting its operating expenses, operating income, other (income) expense, net, net earnings and diluted earnings per share to remove these Certain Items and presenting its International Foodservice Operations results on a constant currency basis, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, facilitating comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

Although Sysco has a history of growth through acquisitions, the Brakes Group was significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2020, fiscal 2019 and fiscal 2018.

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

	2020	2019	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$9,152,159	$9,078,837	$73,322	0.8%
Impact of restructuring and transformational project costs (1)	(371,088)	(325,300)	(45,788)	14.1
Impact of acquisition-related costs (2)	(64,793)	(77,832)	13,039	(16.8)
Impact of excess bad debt expense	(323,403)	—	(323,403)	NM
Impact of goodwill impairment	(203,206)	—	(203,206)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$8,189,669	$8,675,705	$(486,036)	(5.6)%

Operating (loss) income (GAAP)	$749,505	$2,330,150	$(1,580,645)	(67.8)%
Impact of restructuring and transformational project costs (1)	371,088	325,300	45,788	14.1
Impact of acquisition-related costs (2)	64,793	77,832	(13,039)	(16.8)
Impact of excess bad debt expense	323,403	—	323,403	NM
Impact of goodwill impairment	203,206	—	203,206	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$1,711,995	$2,733,282	$(1,021,287)	(37.4)%

Other (income) expense (GAAP)	$47,901	$(36,109)	$84,010	(232.7)%
Impact of impairment on assets held for sale	(46,968)	—	(46,968)	NM
Impact of gain on sale of Iowa Premium	—	66,309	(66,309)	NM
Other (income) expense (Non-GAAP)	$933	$30,200	$(29,267)	(96.9)%

Net earnings (GAAP)	$215,475	$1,674,271	$(1,458,796)	(87.1)%
Impact of restructuring and transformational project costs (1)	371,088	325,300	45,788	14.1
Impact of acquisition-related costs (2)	64,793	77,832	(13,039)	(16.8)
Impact of excess bad debt expense	323,403	—	323,403	NM
Impact of goodwill impairment	203,206	—	203,206	NM
Impact of impairment on assets held for sale	46,968	—	46,968	NM
Impact of gain on sale of Iowa Premium	—	(66,309)	66,309	NM
Tax impact of restructuring and transformational project costs (3)	(90,683)	(81,722)	(8,961)	11.0
Tax impact of acquisition-related costs (3)	(13,641)	(19,553)	5,912	(30.2)
Tax impact of excess bad debt expense (3)	(76,864)	—	(76,864)	NM
Tax impact of impairment on assets held for sale (3)	(12,644)	—	(12,644)	NM
Tax impact of gain on sale of Iowa Premium (3)	—	18,119	(18,119)	NM
Impact of France, U.K., and Sweden tax law changes	924	—	924	NM
Impact of foreign tax credit benefit	—	(95,067)	95,067	NM
Impact of France, U.K., and Sweden tax law changes	—	6,464	(6,464)	NM
Impact of US transition tax	—	17,516	(17,516)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,032,025	$1,856,851	$(824,826)	(44.4)%

Diluted earnings per share (GAAP)	$0.42	$3.20	$(2.78)	(86.9)%
Impact of restructuring and transformational project costs (1)	0.72	0.62	0.10	16.1

	2020	2019	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Impact of acquisition-related costs (2)	0.13	0.15	(0.02)	(13.3)
Impact of excess bad debt expense	0.63	—	0.63	NM
Impact of goodwill impairment	0.40	—	0.40	NM
Impact of impairment on assets held for sale	0.09	—	0.09	NM
Impact of gain on sale of Iowa Premium	—	(0.13)	0.13	NM
Tax impact of restructuring and transformational project costs (3)	(0.18)	(0.16)	(0.02)	12.5
Tax impact of acquisition-related costs (3)	(0.03)	(0.04)	0.01	(25.0)
Tax impact of excess bad debt expense (3)	(0.15)	—	(0.15)	NM
Tax impact of impairment on assets held for sale (3)	(0.02)	—	(0.02)	NM
Tax impact of gain on sale of Iowa Premium (3)	—	0.03	(0.03)	NM
Impact of foreign tax credit benefit	—	(0.18)	0.18	NM
Impact of France, U.K. and Sweden tax law changes	—	0.01	(0.01)	NM
Impact of US transition tax	—	0.03	(0.03)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (4)	$2.01	$3.55	$(1.54)	(43.4)%

(1)
Fiscal 2020 includes $265 million related to restructuring, severance and facility closure charges, of which $99 million relates to severance charges. Fiscal 2020 also includes $106 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $174 million related to severance, restructuring and facility closure charges in Europe and Canada and at Corporate, of which $61 million relates to our France restructuring (i.e. our integration of Brake France and Davigel into Sysco France), and $151 million related to various transformation initiatives costs, of which $18 million relates to accelerated depreciation with regard to software that was replaced.

(2)
Fiscal 2020 and fiscal 2019 include $65 million and $77 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice and integration costs in fiscal 2019.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented (dollars in thousands):

	2020	2019	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$5,251,563	$5,257,233	$(5,670)	(0.1)%
Impact of restructuring and transformational project costs (1)	(10,145)	—	(10,145)	NM
Impact of excess bad debt expense	(230,654)	—	(230,654)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$5,010,764	$5,257,233	$(246,469)	(4.7)%

Operating income (GAAP)	$2,003,159	$2,991,794	$(988,635)	(33.0)%
Impact of restructuring and transformational project costs (1)	10,145	—	10,145	NM
Impact of excess bad debt expense	230,654	—	230,654	NM
Operating income adjusted for Certain Items (Non-GAAP)	$2,243,958	$2,991,794	$(747,836)	(25.0)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$9,672,190	$11,493,040	$(1,820,850)	(15.8)%
Impact of currency fluctuations (2)	198,422	—	198,422	(1.7)
Comparable sales using a constant currency basis (Non-GAAP)	$9,870,612	$11,493,040	$(1,622,428)	(14.1)%

Gross Profit (GAAP)	$1,955,190	$2,392,179	$(436,989)	(18.3)%
Impact of currency fluctuations (2)	43,076	—	43,076	(1.8)
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,998,266	$2,392,179	$(393,913)	(16.5)%

Gross Margin (GAAP)	20.21%	20.81%		-60 bps
Impact of currency fluctuations (2)	(0.03)	—		-3 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.24%	20.81%		-57 bps

Operating expenses (GAAP)	$2,326,597	$2,266,736	$59,861	2.6%
Impact of restructuring and transformational project costs (3)	(191,900)	(152,852)	(39,048)	25.5
Impact of acquisition-related costs (4)	(64,793)	(76,530)	11,737	(15.3)
Impact of excess bad debt expense	(88,271)	—	(88,271)	NM
Impact of goodwill impairment	(134,481)	—	(134,481)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	1,847,152	2,037,354	(190,202)	(9.3)
Impact of currency fluctuations (2) *	45,630	—	45,630	(2.2)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,892,782	$2,037,354	$(144,572)	(7.1)%

Operating (loss) income (GAAP)	$(371,407)	$125,443	$(496,850)	NM
Impact of restructuring and transformational project costs (3)	191,900	152,852	39,048	25.5
Impact of acquisition-related costs (4)	64,793	76,530	(11,737)	(15.3)
Impact of excess bad debt expense	88,271	—	88,271	NM
Impact of goodwill impairment	134,481	—	134,481	NM
Operating income adjusted for Certain Items (Non-GAAP)	108,038	354,825	(246,787)	(69.6)
Impact of currency fluctuations (2) *	(2,554)	—	(2,554)	0.7
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$105,484	$354,825	$(249,341)	(70.3)%

SYGMA
Operating expenses (GAAP)	$446,614	$477,858	$(31,244)	(6.5)%
Impact of restructuring and transformational project costs (5)	(5,793)	(2,609)	(3,184)	122.0
Operating expenses adjusted for Certain Items (Non-GAAP)	$440,821	$475,249	$(34,428)	(7.2)%

Operating income (GAAP)	$36,880	$27,780	$9,100	32.8%
Impact of restructuring and transformational project costs (5)	5,793	2,609	3,184	122.0
Operating income adjusted for Certain Items (Non-GAAP)	$42,673	$30,389	$12,284	40.4%

OTHER
Operating expenses (GAAP)	$240,245	$236,849	$3,396	1.4%
Impact of excess bad debt expense	(4,478)	—	(4,478)	NM
Impact of goodwill impairment	(11,660)	—	(11,660)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$224,107	$236,849	$(12,742)	(5.4)%

Operating (loss) income (GAAP)	$(21,361)	$35,848	$(57,209)	(159.6)%
Impact of excess bad debt expense	4,478	—	4,478	NM
Impact of goodwill impairment	11,660	—	11,660	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(5,223)	$35,848	$(41,071)	(114.6)%

CORPORATE
Operating expenses (GAAP)	$887,140	$840,161	$46,979	5.5%
Impact of restructuring and transformational project costs (6)	(163,249)	(169,838)	6,589	(3.9)
Impact of acquisition-related costs (7)	—	(1,302)	1,302	NM
Impact of goodwill impairment	(57,066)	—	(57,066)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$666,825	$669,021	$(2,196)	(0.3)%

Operating loss (GAAP)	$(897,766)	$(850,715)	$(47,051)	5.5%
Impact of restructuring and transformational project costs (6)	163,249	169,838	(6,589)	(3.9)
Impact of acquisition-related costs (7)	—	1,302	(1,302)	NM
Impact of goodwill impairment	57,066	—	57,066	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(677,451)	$(679,575)	$2,124	(0.3)%

(1)	Includes charges related to restructuring and business transformation projects.
(2)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(3)	Includes restructuring, severance and facility closure costs in Europe and Canada.
(4)	Fiscal 2020 and fiscal 2019 include $65 million and $77 million, respectively, related to intangible amortization expense from the Brakes Acquisition.
(5)	Includes charges related to facility closures and other restructuring charges.
(6)
Fiscal 2020 and fiscal 2019 include various transformation initiative costs, primarily consisting of changes to our business technology strategy and severance related to restructuring. Fiscal 2020 also includes severance charges incurred in response to the COVID-19 pandemic. Fiscal 2019 includes $18 million of accelerated depreciation on software that was replaced and severance charges related to restructuring.

(7)	Fiscal 2019 includes integration costs from the Brakes Acquisition.
*
The “Impact of currency fluctuations” reported in the table above for fiscal 2020 reflects an immaterial change from the corresponding amount reported in Sysco’s fourth fiscal quarter 2020 earnings release furnished pursuant to a Form 8-K dated August 11, 2020. For a corrected copy of the earnings release reflecting this immaterial change, see Sysco’s Investor Relations website. Unless expressly incorporated by reference, information contained on or made available through our website is not a part of this report.

NM represents that the percentage change is not meaningful.

	2019	2018	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$5,257,233	$5,040,464	$216,769	4.3%
Impact of MEPP charge	—	(1,700)	1,700	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$5,257,233	$5,038,764	$218,469	4.3%

Operating income (GAAP)	$2,991,794	$2,859,812	$131,982	4.6%
Impact of MEPP charge	—	1,700	(1700)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$2,991,794	$2,861,512	$130,282	4.6%

CORPORATE
Operating expenses (GAAP)	$840,161	$776,929	$63,232	8.1%
Impact of restructuring and transformational project costs (1)	(169,838)	(72,857)	(96,981)	NM
Impact of acquisition-related costs (2)	(1,302)	(18,132)	16,830	(92.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	$669,021	$685,940	$(16,919)	(2.5)%

Operating loss (GAAP)	$(850,715)	$(803,423)	$(47,292)	5.9%
Impact of restructuring and transformational project costs (1)	169,838	72,857	96,981	NM
Impact of acquisition-related costs (2)	1,302	18,132	(16,830)	(92.8)
Operating loss adjusted for Certain Items (Non-GAAP)	$(679,575)	$(712,434)	$32,859	(4.6)%

(1)	Fiscal 2019 and fiscal 2018 include various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $18 million of accelerated depreciation on software that is being replaced, and severance charges related to restructuring.
(2)	Fiscal 2019 and fiscal 2018 include $1 million and $18 million, respectively, related to integration costs from the Brakes Acquisition.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from fiscal 2020 to fiscal 2019:
•Cash flows from operations were $1.6 billion in fiscal 2020, compared to $2.4 billion in fiscal 2019;

•Net capital expenditures totaled $691.7 million in fiscal 2020, compared to $671.5 million in fiscal 2019;
•Free cash flow was $927.0 million in fiscal 2020, compared to $1.7 billion in fiscal 2019 (see “Non-GAAP Reconciliation” below under the heading “Free Cash Flow” for an explanation of this non-GAAP financial measure);
•Cash used for acquisition of businesses was $142.8 million in fiscal 2020, compared to $106.6 million in fiscal 2019;
•Cash proceeds from the sale of a business were $149.9 million in fiscal 2019;
•There were $616.7 million of commercial paper issuances and net bank borrowings in fiscal 2020, compared to $132.1 million of commercial paper issuances and net bank borrowings in fiscal 2019;
•Dividends paid were $856.3 million in fiscal 2020, compared to $775.4 million in fiscal 2019; and
•Cash paid for treasury stock repurchases was $844.7 million in fiscal 2020, compared to $1.0 billion in fiscal 2019.

In addition, we issued an aggregate of $5.0 billion in new senior notes in fiscal 2020.
In response to the ongoing COVID-19 pandemic and its impact on our working capital, as well as the uncertainty regarding our ability to generate cash flow in the near term, we borrowed a total of $1.8 billion under our long-term revolving credit facility in the second half of fiscal 2020. As of June 27, 2020, there were $700.0 million in borrowings outstanding under this facility. In fiscal 2020, Sysco entered into a new unrelated commercial paper program in the U.K. allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed £600.0 million. As of June 27, 2020, there were £600.0 million in borrowings outstanding under this commercial paper program. Sysco also established a 364-day credit facility in the amount of $750.0 million scheduled to expire on May 19, 2021. As of June 27, 2020, there were no borrowings under this credit facility. During fiscal 2020, aggregate outstanding commercial paper issuances, borrowings under our long-term revolving credit facility and short-term bank borrowings ranged from approximately $18.4 million to approximately $1.9 billion. In the third quarter of fiscal 2020, Sysco suspended its treasury stock repurchases and reduced capital spending. In the fourth quarter of fiscal 2020, we entered into an amendment to our long-term revolving credit facility, as described below under “Debt Activity and Borrowing Availability,” which provides for new debt covenants and requires us to suspend share repurchases and dividend increases until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense. As of August 7, 2020, the company has approximately $8.0 billion in cash and available liquidity.

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
•debt repayments; and
•share repurchases, which are currently suspended pursuant to the amendment of our long-term revolving credit facility.

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

We continue to be in a strong financial position based on our balance sheet and our operating cash flows; however, our liquidity and capital resources have been significantly and negatively impacted by the reduction in sales volume resulting from the COVID-19 pandemic. Our working capital needs have been reduced and continue to decline due to decreased demand, and we are actively working with customers to receive payments on receivables, optimizing our inventory levels and maximizing our payment terms with vendors. We believe these actions will help to partially offset the unfavorable impact of the COVID-19 pandemic on our cash flows from operations.

We extend credit terms to our customers that can vary from cash on delivery to 30 days or more based on our assessment of each customer’s credit worthiness. In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. The company may utilize purchase arrangements with third-party financial institutions to transfer portions of our trade accounts receivable balance on a non-recourse basis in order to extend terms for the customer without negatively impacting our cash flow. The arrangements meet the requirements for the receivables transferred to be accounted for as sales. See Note 1, “Summary of Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8 for additional information.

As of June 27, 2020, we had $6.1 billion in cash and cash equivalents, approximately 14% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive) must maintain a sufficient level of liquidity to fund future reserve payments. As of June 27, 2020, the Captive held $116.3 million of fixed income marketable securities and $36.1 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $11.4 million in marketable securities in fiscal 2020 and received $20.5 million in proceeds from the sale of marketable securities in that period.

We believe the following sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•our cash flows from operations;
•the availability of additional capital under our existing commercial paper programs, supported by our revolving credit facility and bank line of credit; and
•our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the SEC.

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.

Cash Flows

Operating Activities

We generated $1.6 billion and $2.4 billion in cash flows from operations in fiscal 2020 and fiscal 2019, respectively. Fiscal 2020 reflects lower operating results, as well as year-over-year unfavorable comparisons accrued on expenses and accrued income taxes, partially offset by favorable comparisons on working capital.

The negative comparison on accrued expenses was primarily due to an unfavorable comparison of customer rebate payments resulting from the decline in volume purchase incentives earned by our customers, an unfavorable comparison of incentive payments resulting from prior year incentive payments exceeding current year accruals, and an increase in payments associated with business technology projects.

The negative comparison year-over-year with regard to our accrued income taxes is principally due to a decline in our tax liabilities resulting from our lower earnings in the second half of fiscal 2020 attributable to the COVID-19 pandemic.

Changes in working capital had a positive impact of $267.9 million on cash flows from operations period-over-period. There was a favorable comparison on accounts receivable and inventories, which was partially offset by an unfavorable comparison on accounts payable. Accounts receivable, accounts payable and inventories have all decreased, primarily due to significantly lower sales in fiscal 2020 resulting from the COVID-19 pandemic. We are actively adjusting our replenishment of inventory to adapt to lower volumes, while still maintaining appropriate levels of products that are critically needed in the current pandemic environment. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. In fiscal 2020, we recorded a provision for losses on receivables totaling $404.2 million, of which we believe approximately $323.4 million is due to the impact of the COVID-19 pandemic on our customers, calculated by comparing our June allowance results to average results for periods ended prior to the onset of the COVID-19 pandemic, with excess amounts being a reasonable estimate of what the reserve for the allowance for doubtful accounts would have been for fiscal 2020, absent the impact of the COVID-19 pandemic. We are working with our customers to collect past due balances, including through the use of payment plans. We have also discontinued charging interest on past due balances. We believe that we will continue to experience risk in fiscal 2021 relating to uncollectible accounts; however, we expect to collect the unreserved balance of accounts receivable held prior to the onset of the COVID-19 crisis by the end of the first quarter of fiscal 2021.

We began to recognize the benefits provided in the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the fourth quarter of fiscal 2020, as we have deferred U.S. social security tax to future fiscal years, which has favorably impacted our cash flows from operations. We are also implementing certain types of pay, primarily with regard to our warehouse and delivery associates that, under the provisions of the CARES Act, will generate additional payroll tax credits over time.

We do not intend to seek, and have not since the onset of the pandemic sought, assistance from the U.S government; however, we are encouraging our customers to seek assistance where appropriate.

Investing Activities

Fiscal 2020 capital expenditures included:

•buildings and building improvements;
•fleet replacements;
•investments in technology; and
•warehouse equipment.

Fiscal 2019 capital expenditures included:

•buildings and building improvements;
•investments in technology;
•fleet replacements; and
•warehouse equipment.

The level of gross capital expenditures in fiscal 2020 increased $28.0 million as compared to fiscal 2019.

In order to preserve our liquidity in response to the COVID-19 crisis, we have reduced our expected capital expenditures by eliminating capital projects that are not urgently needed for our business and were not significantly underway.

During fiscal 2020, the company paid cash of $142.8 million for acquisitions, net of cash acquired, including the acquisitions of J. Kings Food Service Professionals, Armstrong Produce, and Kula Produce.

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

Free Cash Flow

Our free cash flow for fiscal 2020 decreased by $812.8 million, to $927.0 million, as compared to fiscal 2019, principally as a result of a decrease in cash flows from operations and year-over-year increased capital expenditures.

Non-GAAP Reconciliation

Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See “Key Performance Indicators” for further discussion regarding this non-GAAP financial measure. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	2020	2019	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,618,680	$2,411,207	$(792,527)	(32.9)%
Additions to plant and equipment	(720,423)	(692,391)	(28,032)	4.0
Proceeds from sales of plant and equipment	28,717	20,941	7,776	37.1
Free Cash Flow (Non-GAAP)	$926,974	$1,739,757	$(812,783)	(46.7)%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $227.6 million and $253.1 million in fiscal 2020 and fiscal 2019, respectively. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have routinely engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In November 2017, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $1.5 billion through the end of fiscal 2020. In August 2019, our Board of Directors approved a separate repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. We repurchased 11.1 million shares for $844.7 million in fiscal 2020, compared to 15.0 million shares repurchased in fiscal 2019 for $1.0 billion. During March 2020, we discontinued share repurchases under the program, and pursuant to the amendment to our long-term revolving credit facility as described below under “Debt Activity and Borrowing Availability,” we do not anticipate making any further repurchases through fiscal 2021. As of June 27, 2020, we had a remaining authorization of approximately $2.1 billion.

We have made dividend payments to our shareholders in each fiscal year since our company’s inception. Dividends paid were $856.3 million, or $1.68 per share, in fiscal 2020 and $775.4 million, or $1.50 per share, in fiscal 2019. In May 2020, we declared our regular quarterly dividend for the fourth quarter of fiscal 2020 of $0.45 per share, which was paid in July 2020. Although we expect to continue making quarterly dividend payments, we do not expect to continue to grow our dividend in fiscal 2021.

In August 2018, we filed a universal shelf registration statement with the SEC under which we, as a well-known seasoned issuer, had the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 7, 2020, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 13, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. Our outstanding borrowings at June 27, 2020, and repayment activity since the end of fiscal 2020 are disclosed within those notes. Updated amounts at August 7, 2020, include:

•$700.0 million outstanding from the credit facility supporting our U.S. commercial paper program;
•No outstanding borrowings under our U.S. commercial paper program; and
•£600.0 million outstanding from our U.S. and U.K. commercial paper programs.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 1.99% for fiscal 2020 and 2.47% for fiscal 2019.

In the next 12 months, $750 million of long-term debt will mature. We expect to repay these senior notes in the first quarter of fiscal 2021 and to fund these repayments with a combination of cash flows from operations and the proceeds from issuances of commercial paper and long-term debt.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. For example, a significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of August 7, 2020, the company had approximately $8.0 billion in cash and available liquidity; and we believe this amount would be sufficient to sustain our operations for an extended period, including through an impact much worse than we are currently experiencing or expecting.

During the fourth quarter of fiscal 2020, Sysco entered into an amendment to its $2 billion long-term revolving credit facility that expires on June 28, 2024. The amendment revises the existing credit agreement to (1) adjust the covenant requiring Sysco to maintain a certain ratio of EBITDA to consolidated interest expense; (2) include a covenant requiring Sysco to maintain a certain level of liquidity until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense; (3) include additional pricing levels and a 0.75% interest rate floor; and (4) include a new covenant that restricts (a) increases to Sysco’s regular quarterly dividend and (b) repurchases of equity interests of Sysco, in each case, until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense. As of June 27, 2020, Sysco was in compliance with all of its debt covenants.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. A list of the current guarantors is included in Exhibit 22 to this Form 10-K. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $2.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries, as discussed in Note 13, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. As of June 27, 2020, Sysco had a total of $13.2 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility.

All subsidiary guarantors are 100% owned by the parent company, all guarantees are full and unconditional, and all guarantees are joint and several. The guarantees rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the respective guarantors.

The assets of Sysco Corporation consist principally of the stock of its subsidiaries. Therefore, the rights of Sysco Corporation and the rights of its creditors to participate in the assets of any subsidiary upon liquidation, recapitalization or otherwise will be subject to the prior claims of that subsidiary’s creditors, except to the extent that claims of Sysco Corporation itself and/or the claims of those creditors themselves may be recognized as creditor claims of the subsidiary. Furthermore, the ability of Sysco Corporation to service its indebtedness and other obligations is dependent upon the earnings and cash flow of its subsidiaries and the distribution or other payment to it of such earnings or cash flow. If any of Sysco Corporation’s subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on its assets. Sysco Corporation’s rights and the rights of its creditors, including the rights of a holder of senior notes as an owner of debt securities, will be subject to that prior claim, unless Sysco Corporation or such noteholder, if such noteholder’s debt securities are guaranteed by such subsidiary, also is a direct creditor of that subsidiary.

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

Basis of Preparation of the Summarized Financial Information

The following tables include summarized financial information of Sysco Corporation (issuer), and certain wholly owned U.S. Broadline subsidiaries (guarantors) (together, the obligor group). The summarized financial information of the obligor group is presented on a combined basis with intercompany balances and transactions between entities in the obligor group eliminated. Investments in and equity in the earnings of our non-guarantor subsidiaries, which are not members of the obligor group, have been excluded from the summarized financial information.

The obligor group’s amounts due to, amounts due from and transactions with non-guarantor subsidiaries have been presented in separate line items, if they are material to the obligor financials.

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Jun. 27, 2020
(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$133,195
Current assets	8,644,084
Total current assets	$8,777,279
Notes receivable from non-obligor subsidiaries	$671,500
Other noncurrent assets	4,036,312
Total noncurrent assets	$4,707,812

LIABILITIES
Payables due to non-obligor subsidiaries	$48,923
Other current liabilities	2,200,422
Total current liabilities	$2,249,345
Notes payable to non-obligor subsidiaries	$233,158
Long-term debt	12,478,453
Other noncurrent liabilities	1,356,781
Total noncurrent liabilities	$14,068,392

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	2020
(In thousands)
Sales	$33,619,427
Gross profit	6,355,756
Operating income	1,317,614
Interest expense from non-obligor subsidiaries	21,240
Net earnings	838,505

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth, as of June 27, 2020, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Principal payments of long-term debt	$14,360,420	$1,490,284	$1,511,098	$2,314,538	$9,044,500
Operating leases	730,697	120,815	167,600	99,226	343,056
Capital leases	111,740	37,219	46,805	20,614	7,102
Deferred compensation (1)	113,007	7,747	12,112	8,477	84,671
International pension plans	138,364	11,831	24,610	27,549	74,374
SERP and other postretirement plans (2)	309,835	31,601	63,459	63,262	151,513
Unrecognized tax benefits and interest (3)	7,191	7,191	—	—	—
Unrecorded Contractual Obligations:
Interest payments related to debt (4)	8,176,017	564,782	1,076,389	1,018,283	5,516,563
Purchase obligations (5)	6,524,740	4,106,214	2,112,683	302,982	2,861
Total contractual cash obligations	$30,472,011	$6,377,684	$5,014,756	$3,854,931	$15,224,640

(1)The estimate of the timing of future payments under the Executive Deferred Compensation Plan and Management Savings Plan involves the use of certain assumptions, including retirement ages and payout periods.
(2)Includes estimated contributions to the unfunded Supplemental Executive Retirement Plan (SERP) and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2030, based on actuarial assumptions.
(3)Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions. As of June 27, 2020, we had a liability of $23.1 million for unrecognized tax benefits for all tax jurisdictions and $4.1 million for related interest that could result in cash payment, of which $7.2 million could settle in cash. We are not able to reasonably estimate the timing of payments or the amount by which the liability will increase or decrease over time. Accordingly, the related balances have not been reflected in the “Payments Due by Period” section of the table.
(4)Includes payments on floating rate debt based on rates as of June 27, 2020, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates. The impact of our outstanding fixed-to-floating interest rate swap on the fixed rate debt interest payments is included as well based on the floating rates in effect as of June 27, 2020.
(5) For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our category management process. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2026 (see discussion under Note 21, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8). Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Certain acquisitions involve contingent consideration, typically payable only if certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 27, 2020 were $26.0 million. This amount is not included in the table above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses in the accompanying financial statements. Significant accounting policies employed by Sysco are presented in the notes to the financial statements.

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to the goodwill and intangible assets, allowance for doubtful accounts, income taxes, share-based compensation and company-sponsored pension plans.

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

Annually in our fiscal fourth quarter, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values exceed the carrying values of these assets. Impairment reviews, outside our annual review time frame, are performed if events or circumstances occur that include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price. Our testing may be performed utilizing either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative test is performed.

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

During the second half of fiscal 2020, the company experienced significant deterioration in macroeconomic conditions and declining equity valuations, as well as regulatory restrictions implemented in response to the COVID-19 pandemic. In the third quarter of fiscal 2020, the company determined that certain reporting units were more sensitive than others to these declines and the company performed interim quantitative goodwill impairment tests for these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. As part of the annual test in the fiscal fourth quarter, the company performed further quantitative goodwill impairment tests, updating the estimates and assumptions of long-term impact resulting from the pandemic that had been applied in the fiscal third quarter tests, where necessary. As a result, in the third quarter of fiscal 2020 the company recorded impairments to goodwill for the Pacific Star and Cake reporting units of $34.9 million and $34.2 million, respectively, which represented the full balance of goodwill for those reporting units. During the fourth quarter, the company recorded partial impairments to goodwill for the France Group and Fresh Direct reporting units of $108.7 million and $25.4 million, respectively, for total fiscal 2020 impairment charges of $203.2 million.

In the annual fiscal 2020 assessment, impairment charges would have been applicable for two reporting units if our estimates of fair value were decreased by ranges of 17% to 29%, with goodwill of $369.5 million in the aggregate as of June 27, 2020, recorded for these reporting units.

The company estimated the fair value of these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusions as of June 27, 2020 for the reporting units are highly sensitive to changes in the assumptions used in the income approach, which include forecasted revenues, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is therefore determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events, which could result in further goodwill impairments going forward.

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

Towards the end of March 2020, our business declined significantly from the time that the shelter in place orders were issued. This resulted in many of our customers closing or operating at a substantially reduced volume. For customers that have closed, in many cases, it is not clear which closures are temporary or permanent; however, we have experienced an increase in past due receivables and have recognized additional bad debt charges of $323.4 million specific to the COVID-19 pandemic during fiscal 2020. Prior to the COVID-19 pandemic, our allowance was primarily based on historical loss experience. Since the crisis began, our write-off percentages have been based, not only on historical loss experience, but also on our experience with losses incurred during times of local and regional disasters. Additionally, in the fourth quarter of fiscal 2020, we included the company’s current collection experience, which has been impacted by the COVID-19 pandemic. We anticipate continuing this approach in fiscal 2021. While the COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, it is possible that actual uncollectible amounts will differ and additional charges may be required in fiscal 2021. Our balance for the allowance of doubtful accounts as of June 27, 2020 is $334.8 million. Our judgment is required as to the impact of certain of these items and other factors as to ultimate realization of our accounts receivable.

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

As of June 27, 2020, there was $79.3 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the U.S. Retirement Plan decreased by 25 basis points to 4.75% for fiscal 2021, due to expected lower long-term rate of return. A 50 basis point increase (decrease) in the assumed rate of return in the Plan for fiscal 2021 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2021 by approximately $31 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 27, 2020 was a charge, net of tax, of $1.3 billion, driven by declines in both discount rates and expected return on assets. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 29, 2019 was a charge, net of tax, of $1.2 billion.

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
•expectations regarding our business and the economic recovery generally as the COVID-19 pandemic subsides, including beliefs regarding future customer activity;
•our expectations regarding the ability of our supply chain and facilities to remain in place and operational;
•our plans regarding our transformation initiatives, including the deployment of digital technologies and the regionalization of our operations in the U.S., and the expected effects from such initiatives;
•our belief that we will continue to experience risk in fiscal 2021 relating to uncollectible accounts, our expectations regarding the level of uncollectible accounts, and our expectations regarding the timing of our collection of the unreserved balance of accounts receivable held prior to the onset of the COVID-19 crisis;
•our belief that our actions undertaken to receive payments on receivables will help to partially affect the unfavorable impact of the COVID-19 pandemic;
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
•estimates regarding our capital expenditures and the sources of financing for our capital expenditures;
•our expectations regarding the impact of potential acquisitions and sales of assets on our liquidity, borrowing capacity, leverage ratios and capital availability;
•our expectations regarding real sales growth in the U.S. foodservice market;
•our expectations regarding trends in produce markets;
•our expectations regarding the calculation of adjusted return on invested capital, adjusted operating income, adjusted net earnings and adjusted diluted earnings per share;
•our expectations regarding the impact of future Certain Items on our projected future non-GAAP and GAAP results;
•our expectations regarding our effective tax rate in fiscal 2021;
•the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;
•our ability to meet future cash requirements, including the ability to access financial markets effectively, including issuances of debt securities, and maintain sufficient liquidity;
•our expectations regarding the payment of dividends, and the growth of our dividend, in the future;
•our expectations regarding future activity under our share repurchase program;
•future compliance with the covenants under our revolving credit facility;
•our ability to effectively access the commercial paper market and long-term capital markets;
•the expected redemption of $750 million of long-term debt maturing in the next 12 months;
•our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those within Part I, Item 1A of this document:

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
•the risk that if sales from our locally managed customers do not grow at the same rate as sales from multi-unit customers, our gross margins may decline;

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
•the risks related to our efforts to implement our transformation initiatives and meet our other long-term strategic objectives, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected; the risk that the actual costs of any initiatives may be greater or less than currently expected; and the risk of adverse effects to us if past and future undertakings and the associated changes to our business do not prove to be cost effective or do not result in the level of cost savings and other benefits that we anticipated;
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
•the risk that the U.K.’s exit from the EU on January 31, 2020, commonly referred to as Brexit, may adversely impact our operations in the U.K., including those of the Brakes Group;
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

At June 27, 2020, there were no commercial paper issuances outstanding under our U.S. commercial paper program and we had £600.0 million outstanding under our U.K. commercial paper program. Total debt as of June 27, 2020 was $14.4 billion, of which approximately 79% was at fixed rates of interest, including the impact of our interest rate swap agreements.

At June 29, 2019, there was $132.1 million in commercial paper issuances outstanding. Total debt as of June 29, 2019 was $7.8 billion, of which approximately 70% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Details of our outstanding swap agreements as of June 27, 2020 are below:

Maturity Date of Swap	Notional Value	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
October 1, 2020	$750,000,000	2.60%	Three-month LIBOR	Every three months in advance	Other current assets	$1,388
July 15, 2021	$500,000,000	2.50	Three-month LIBOR	Every three months in advance	Other long-term assets	$4,962
June 23, 2023	€500,000,000	1.25	Three-month EURIBOR	Every three months in advance	Other long-term assets	$9,294
March 15, 2025	$500,000,000	3.55	Three-month LIBOR	Every three months in advance	Other long-term assets	$55,526

We receive or pay amounts on these interest rate swap agreements on a semi-annual basis.

The following tables present our interest rate position as of June 27, 2020. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 27, 2020
	Principal Amount by Expected Maturity
	Average Interest Rate
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Dollars in thousands)
U.S. Dollar Denominated:
Fixed Rate Debt	$—	$450,000	$—	$—	$750,000	$9,044,500	$10,244,500	$10,153,608
Average Interest Rate	—%	2.60%	—%	—%	5.65%	4.83%	4.80%
Floating Rate Debt (1)	$750,000	$500,000	$—	$700,000	$500,000	$—	$2,450,000	$2,502,371
Average Interest Rate	2.60%	2.50%	—%	2.13%	3.55%	—%	2.64%
Pound Sterling Denominated:
Fixed Rate Debt	$740,284	$—	$—	$—	$—	$—	$740,284	$740,226
Average Interest Rate	0.45%	—%	—%	—%	—%	—%	0.45%
Euro Denominated:
Floating Rate Debt (1)	$—	$—	$561,098	$—	$—	$—	$561,098	$568,011
Average Interest Rate	—%	—%	1.25%	—%	—%	—%	1.25%
Canadian Dollar Denominated:
Fixed Rate Debt	$—	$—	$—	$—	$364,538	$—	$364,538	$362,785
Average Interest Rate	—%	—%	—%	—%	3.65%	—%	3.65%

(1)Includes fixed rate debt that has been converted to floating rate debt through an interest rate swap agreement.

	Interest Rate Position as of June 27, 2020
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$750,000	$500,000	$561,098	$—	$500,000	$—	$2,311,098	$71,170
Average Variable Rate Paid:
Rate A Plus	1.12%	1.13%	1.10%	—%	0.75%	—%	1.04%	—%
Fixed Rate Received	2.60%	2.50%	1.25%	—%	3.55%	—%	2.46%	—%
Rate A – three-month LIBOR

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our largest currency exposures are with Canadian dollars, British pound sterling and Euro currencies. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The exchange rates used to translate our foreign sales into U.S. dollars negatively affected sales by 0.3% in fiscal 2020 when compared to fiscal 2019. The exchange rate used to translate our foreign sales into U.S. dollars negatively affected sales by 0.8% in fiscal 2019 when compared to fiscal 2018. The impact to our operating income, net earnings and earnings per share was not material in fiscal 2020 or fiscal 2019. A 10% unfavorable change in the fiscal 2020 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively affected fiscal 2020 sales by 1.4% and would not have materially affected our operating income, net earnings and earnings per share. We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

Our investments and loans to our foreign operations created additional foreign currency exposure. In fiscal 2017, we designated €500 million of Euro notes issued in June 2016 as a hedge of a portion of our net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates are recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). We have also entered into various cross currency swaps to mitigate the risk of exchange rate changes for intercompany loans that are not in the functional currency of our subsidiaries. These have been designated as cash flow hedges with changes recorded within foreign currency translation adjustments within Accumulated other comprehensive income (loss).

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during fiscal 2020, fiscal 2019 and fiscal 2018.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of June 27, 2020, we had diesel fuel swaps with a total notional amount of approximately 54 million gallons through December 2021. These swaps are expected to lock in the price of approximately 60% of our projected fuel purchase needs for fiscal 2021. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $3.4 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our U.S. Retirement Plan holds various investments, including public and private equity, fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored retirement plans at the plans’ fiscal year end (December 31, 2019) would not have a material impact on our anticipated future contributions for fiscal 2021; however, such an unfavorable change would increase our pension expense for fiscal 2021 by $36.3 million and would reduce our shareholders’ equity on our balance sheet as of June 27, 2020 by $440.9 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of June 27, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of June 27, 2020, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of June 27, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sysco Corporation and its Consolidated Subsidiaries’ (the “Company”) internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sysco Corporation and Consolidated Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 27, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated August 25, 2020, expressed an unqualified opinion thereon.

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
August 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysco Corporation and its Consolidated Subsidiaries (the “Company”) as of June 27, 2020 and June 29, 2019, the related consolidated results of operations, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 27, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 27, 2020 and June 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 25, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter	At June 27, 2020, the Company’s goodwill was $3.7 billion. As discussed in Note 1 of the financial statements, goodwill is tested by the Company’s management for impairment at least annually, in the fourth quarter, unless there are indications of impairment at other points throughout the fiscal year. Goodwill is tested for impairment at the reporting unit level. During the fiscal year ended June 27, 2020, the Company recorded $203 million of impairment charges to goodwill.

Auditing management’s impairment tests for goodwill is complex and highly judgmental and required the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates of reporting units with fair values that do not significantly exceed their carrying values are sensitive to assumptions such as changes in projected cash flows, weighted average cost of capital, and terminal growth rates. All of these assumptions are sensitive to and affected by expected future market or economic conditions and company-specific qualitative factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. We also tested controls over management’s review of the data used in their valuation models.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared projected cash flows to the Company’s historical cash flows and other available industry information. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the weighted average cost of capital and terminal growth rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Allowance for Doubtful Accounts
Description of the Matter	The Company’s accounts receivable totaled $2.9 billion, net of allowance of doubtful accounts for $335 million, as of June 27, 2020. As discussed in Note 1 of the financial statements, the Company evaluates the collectability of accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors, including, among others, historical write-off experience, customer bankruptcies and accounts referred to outside collection agencies. Due to the COVID-19 pandemic, in addition to those factors, the allowance also incorporates the Company’s historical write-off percentages experienced during local and regional disasters and the Company’s current collection trends experienced during the pandemic.

Auditing management’s estimates of allowance for doubtful accounts involved subjectivity because the estimates rely on industry and economic factors. In particular, the COVID-19 pandemic has had a significant and adverse impact on the credit worthiness of Sysco’s customers in the foodservice industry, and there is a high degree of subjectivity around estimating the write-off percentages utilized in the allowance for doubtful accounts calculation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s allowance for doubtful accounts review process, including controls over management’s review of historical write-off percentages experienced during local and regional disasters and current collection trends experienced during the pandemic. We also tested controls over management’s review of the data used in their calculation.

To test the estimated allowance for doubtful accounts, we performed audit procedures that included, among others, testing the Company’s write-off percentages and the data used by the Company in its calculation. We compared the write-off percentages utilized in the calculation to the Company’s historical write-off percentages experienced during local and regional disasters. We performed analyses on the Company’s current collection trends experienced during the pandemic and obtained evidence for select accounts referred to outside collection agencies or customers that have filed for bankruptcy. Additionally, we evaluated events subsequent to the balance sheet date in assessing the reasonableness of management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
August 25, 2020

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	June 27, 2020	June 29, 2019
ASSETS
Current assets
Cash and cash equivalents	$6,059,427	$513,460
Accounts receivable, less allowances of $334,810 and $28,176	2,893,551	4,181,696
Inventories	3,095,085	3,216,034
Prepaid expenses and other current assets	192,163	210,582
Income tax receivable	108,006	19,733
Total current assets	12,348,232	8,141,505
Plant and equipment at cost, less accumulated depreciation	4,458,567	4,501,705
Other long-term assets
Goodwill	3,732,469	3,896,226
Intangibles, less amortization	780,172	857,301
Deferred income taxes	194,115	80,760
Operating lease right-of-use assets, net	603,616	—
Other assets	511,095	489,025
Total other long-term assets	5,821,467	5,323,312
Total assets	$22,628,266	$17,966,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2,266	$3,957
Accounts payable	3,447,065	4,314,620
Accrued expenses	1,616,289	1,729,941
Accrued income taxes	2,938	17,343
Current operating lease liabilities	107,167	—
Current maturities of long-term debt	1,542,128	37,322
Total current liabilities	6,717,853	6,103,183
Long-term liabilities
Long-term debt	12,902,485	8,122,058
Deferred income taxes	86,601	172,232
Long-term operating lease liabilities	523,496	—
Other long-term liabilities	1,204,953	1,031,020
Total long-term liabilities	14,717,535	9,325,310
Commitments and contingencies
Noncontrolling interest	34,265	35,426
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,506,901	1,457,419
Retained earnings	10,563,008	11,229,679
Accumulated other comprehensive loss	(1,710,881)	(1,599,729)
Treasury stock at cost, 256,915,825 and 252,297,926 shares	(9,965,590)	(9,349,941)
Total shareholders’ equity	1,158,613	2,502,603
Total liabilities and shareholders’ equity	$22,628,266	$17,966,522
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except for share and per share data)

	Year Ended
	Jun. 27, 2020	Jun. 29, 2019	Jun. 30, 2018
	(In thousands except for share and per share data)
Sales	$52,893,310	$60,113,922	$58,727,324
Cost of sales	42,991,646	48,704,935	47,641,933
Gross profit	9,901,664	11,408,987	11,085,391
Operating expenses	9,152,159	9,078,837	8,771,335
Operating income	749,505	2,330,150	2,314,056
Interest expense	408,220	360,423	395,483
Other expense (income), net	47,901	(36,109)	(37,651)
Earnings before income taxes	293,384	2,005,836	1,956,224
Income taxes	77,909	331,565	525,458
Net earnings	$215,475	$1,674,271	$1,430,766

Net earnings:
Basic earnings per share	$0.42	$3.24	$2.74
Diluted earnings per share	0.42	3.20	2.70

Average shares outstanding	510,121,071	516,890,581	522,926,914
Diluted shares outstanding	514,025,974	523,381,124	529,089,854

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	Jun. 27, 2020	Jun. 29, 2019	Jun. 30, 2018
	(In thousands)
Net earnings	$215,475	$1,674,271	$1,430,766
Other comprehensive (loss) income:
Foreign currency translation adjustment	(112,215)	(119,126)	(22,987)
Items presented net of tax:
Amortization of cash flow hedges	8,620	8,620	8,240
Change in net investment hedges	43,529	43,839	5,791
Change in cash flow hedges	(7,257)	(4,062)	14,343
Amortization of prior service cost	5,712	6,400	6,905
Amortization of actuarial loss	38,934	26,116	25,110
Actuarial loss	(92,743)	(155,074)	52,511
Change in marketable securities	4,268	2,827	—
Total other comprehensive (loss) income	(111,152)	(190,460)	89,913
Comprehensive income	$104,323	$1,483,811	$1,520,679

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
	(In thousands except for share data)
Balance as of July 1, 2017	765,174,900	$765,175	$1,327,366	$9,447,755	$(1,262,737)	235,135,699	$(7,896,043)	$2,381,516
Net earnings				1,430,766				1,430,766
Reclass of accumulated other comprehensive loss to retained earnings (1)				236,445	(236,445)			—
Foreign currency translation adjustment					(22,987)			(22,987)
Amortization of cash flow hedges, net of tax					8,240			8,240
Change in cash flow hedges, net of tax					14,343			14,343
Change in net investment hedge, net of tax					5,791			5,791
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					32,015			32,015
Pension funded status adjustment, net of tax					52,511			52,511
Dividends declared ($1.41 per common share)				(735,266)				(735,266)
Treasury stock purchases						17,473,973	(956,502)	(956,502)
Increase in ownership interest in subsidiaries				(31,072)				(31,072)
Share-based compensation awards			56,253			(8,076,424)	271,349	327,602
Balance as of June 30, 2018	765,174,900	$765,175	$1,383,619	$10,348,628	$(1,409,269)	244,533,248	$(8,581,196)	$2,506,957
Net earnings				1,674,271				1,674,271
Foreign currency translation adjustment					(119,126)			(119,126)
Amortization of cash flow hedges, net of tax					8,620			8,620
Change in cash flow hedges, net of tax					(4,062)			(4,062)
Change in net investment hedge, net of tax					43,839			43,839
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					32,516			32,516
Pension funded status adjustment, net of tax					(155,074)			(155,074)
Change in marketable securities, net of tax					2,827			2,827
Dividends declared ($1.53 per common share)				(793,220)				(793,220)
Treasury stock purchases						14,960,390	(1,021,881)	(1,021,881)
Increase in ownership interest in subsidiaries			(54,877)					(54,877)
Share-based compensation awards			128,677			(7,195,712)	253,136	381,813
Balance as of June 29, 2019	765,174,900	$765,175	$1,457,419	$11,229,679	$(1,599,729)	252,297,926	$(9,349,941)	$2,502,603
Net earnings				215,475				215,475
Foreign currency translation adjustment					(112,215)			(112,215)
Amortization of cash flow hedges, net of tax					8,620			8,620
Change in cash flow hedges, net of tax					(7,257)			(7,257)
Change in net investment hedges, net of tax					43,529			43,529
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					44,646			44,646
Pension funded status adjustment, net of tax					(92,743)			(92,743)
Change in marketable securities, net of tax					4,268			4,268
Adoption of ASU 2016-02, Leases (Topic 842), net of tax				1,978				1,978
Dividends declared ($1.74 per common share)				(884,124)				(884,124)
Treasury stock purchases						11,030,287	(843,251)	(843,251)
Share-based compensation awards			49,482			(6,412,388)	227,602	277,084
Balance as of June 27, 2020	765,174,900	$765,175	$1,506,901	$10,563,008	$(1,710,881)	256,915,825	$(9,965,590)	$1,158,613
(1)Deferred taxes stranded in accumulated other comprehensive income (AOCI) as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) were reclassified to retained earnings as a result of early adopting Accounting Standards Update (ASU) 2018-02.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended
	Jun. 27, 2020	Jun. 29, 2019	Jun. 30, 2018
Cash flows from operating activities:
Net earnings	$215,475	$1,674,271	$1,430,766
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	42,234	104,904	93,841
Depreciation and amortization	805,765	763,935	765,498
Operating lease asset amortization	108,376	—	—
Amortization of debt issuance and other debt-related costs	22,663	21,382	28,474
Goodwill impairment	203,206	—	—
Impairment of assets held for sale	55,942	—	—
Gain on sale of business	—	(66,309)	—
Loss on extinguishment of debt	—	—	53,104
Deferred income taxes	(191,317)	(126,719)	187,908
Provision for losses on receivables	404,158	62,946	21,448
Other non-cash items	(525)	(3,172)	3,986
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Decrease (increase) in receivables	915,717	(203,458)	(37,457)
Decrease (Increase) in inventories	114,563	(114,667)	(89,737)
Decrease (increase) in prepaid expenses and other current assets	9,835	(18,535)	(19,643)
(Decrease) increase in accounts payable	(834,118)	246,420	76,897
(Decrease) increase in accrued expenses	(139,891)	137,517	47,105
(Decrease) in operating lease liabilities	(124,040)	—	—
(Decrease) increase in accrued income taxes	(102,678)	4,929	(10,652)
Decrease (increase) in other assets	20,666	(21,346)	(81,104)
Increase (decrease) in other long-term liabilities	92,649	(50,891)	(315,054)
Net cash provided by operating activities	1,618,680	2,411,207	2,155,380
Cash flows from investing activities:
Additions to plant and equipment	(720,423)	(692,391)	(687,815)
Proceeds from sales of plant and equipment	28,717	20,941	22,255
Acquisition of businesses, net of cash acquired	(142,780)	(106,616)	(248,105)
Proceeds from sale of business	—	149,879	—
Purchase of marketable securities	(11,424)	(116,440)	—
Proceeds from sales of marketable securities	20,532	—	—
Other investing activities	69,071	1,772	3,252
Net cash used for investing activities	(756,307)	(742,855)	(910,413)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	616,657	132,100	(119,700)
Other debt borrowings	6,783,562	388,180	1,000,599
Other debt repayments	(1,119,232)	(790,250)	(552,036)
Tender and redemption premiums for senior notes	—	—	(281,762)
Proceeds from stock option exercises	227,602	253,135	268,751
Treasury stock purchases	(844,699)	(1,022,033)	(978,901)
Dividends paid	(856,312)	(775,430)	(722,158)
Other financing activities	(87,778)	(22,976)	(25,262)
Net cash provided by (used for) financing activities	4,719,800	(1,837,274)	(1,410,469)
Effect of exchange rates on cash, cash equivalents and restricted cash	(18,848)	(14,677)	11,844
Net increase (decrease) in cash, cash equivalents and restricted cash	5,563,325	(183,599)	(153,658)
Cash, cash equivalents and restricted cash at beginning of period	532,245	715,844	869,502
Cash, cash equivalents and restricted cash at end of period	$6,095,570	$532,245	$715,844
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$325,308	$346,670	$301,672
Income taxes	376,609	531,103	268,384

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.  SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for over 625,000 customers from 326 distribution facilities located throughout North America and Europe.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended June 27, 2020 for fiscal 2020, June 29, 2019 for fiscal 2019 and June 30, 2018 for fiscal 2018.

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

Accounts Receivable, Less Allowances

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

The company utilizes arrangements to sell portions of its trade accounts receivable to third-party financial institutions on a non-recourse basis. The arrangements meet the requirements for the receivables transferred to be accounted for as sales. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. The discounts and fees associated with these arrangements were not material for the fiscal year ended June 27, 2020. For the fiscal year ended June 27, 2020, Sysco sold, without recourse, $3.6 billion of accounts receivable under these arrangements.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. As of June 27, 2020, the outstanding aggregate principal amount of receivables that has been derecognized was $205.8 million. Sysco continues to service the receivables post-transfer on a non-recourse basis with no participating interest. Transfers under these arrangements are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.

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

Long-Lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections on an undiscounted basis. For assets held for use, Sysco groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

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

For fiscal 2020, the company utilized a qualitative assessment for certain reporting units. For the remaining reporting units, Sysco performed a quantitative test using a combination of the income and market approaches. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions. The company does not believe the estimates used in the analysis are reasonably likely to change materially in the future; however, the impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events, which could result in further goodwill impairments going forward.

In the third quarter of fiscal 2020, the company recorded impairments to goodwill for the Pacific Star and Cake reporting units of $34.9 million and $34.2 million, respectively, which represented the full balance of goodwill for those reporting units. During the fourth quarter of fiscal 2020, the company recorded partial impairments to goodwill for the France Group and Fresh Direct reporting units of $108.7 million and $25.4 million respectively, for total fiscal 2020 impairment charges of $203.2 million, which are included within operating expenses in the consolidated results of operations.

In the fourth quarter fiscal 2020 annual assessment, impairment charges would have been applicable for two reporting units if our estimates of fair value were decreased by ranges of 17% to 29%, with goodwill of $369.5 million in the aggregate as of June 27, 2020, recorded for these reporting units.

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

Investments in Corporate-Owned Life Insurance

Investments in Corporate-Owned Life Insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. Sysco has the ability and intent to hold certain of its COLI policies to maturity; therefore, the company does not record deferred tax balances related to cash surrender value gains or losses for these policies. The company invests in COLI policies relating to its executive deferred compensation plan and Supplemental Executive Retirement Plan (SERP). The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $162.9 million and $168.4 million at June 27, 2020 and June 29, 2019, respectively.

Treasury Stock

The company records treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of AOCI (loss).

Revenue Recognition

On July 1, 2018, Sysco adopted Accounting Standards Codification (ASC) Topic 606 with no significant impact to its financial position or results of operations, using the modified retrospective method. There were no contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC Topic 606, while prior period amounts have not been restated and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition. Sysco had no adjustment to opening retained earnings as of July 1, 2018 as a result of adopting ASC Topic 606. There was no material impact on revenues for fiscal 2020 or fiscal 2019 as a result of applying ASC Topic 606. The accounting policies and other disclosures are below, as well as the disclosure of disaggregated revenues in Note 4, “Revenue.”

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

Contract Balances

After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $2.7 billion and $3.9 billion as of June 27, 2020 and June 29, 2019, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of June 27, 2020, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $3.0 billion, $3.5 billion and $3.6 billion in fiscal 2020, 2019 and 2018, respectively.

Insurance Program

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Sysco has a wholly owned captive insurance subsidiary (the Captive) with the primary purpose to enhance Sysco’s risk financing strategies by providing Sysco the opportunity to negotiate insurance premiums in the non-retail insurance market. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. The Captive holds restricted assets in order to meet solvency requirements, including a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale, and cash and restricted cash equivalents held in a cash deposit account. Further, Sysco has letters of credit available to collateralize the remaining liabilities not covered by restricted cash, restricted cash equivalents and marketable securities. The company also maintains a fully self-insured group medical program. Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.

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

Income Taxes

Sysco recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The additional United States (U.S.) federal tax burden as a result of the global intangible low taxed income regime is accounted for as a periodic cost.

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

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Balance Sheets:

	Jun. 27, 2020	Jun. 29, 2019	Jun. 30, 2018
	(In thousands)
Cash and cash equivalents	$6,059,427	$513,460	$552,325
Restricted cash (1)	36,143	18,785	163,519
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$6,095,570	$532,245	$715,844
(1) Restricted cash primarily represents cash and cash equivalents of the Captive, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within Other assets in each consolidated balance sheet.

2.  CHANGES IN ACCOUNTING

Guarantor Reporting

In March 2020, the SEC issued a final rule, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, that simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X. The rule replaces the requirement to provide condensed consolidating financial information with a requirement to present summarized financial information of the issuers and guarantors. It also requires qualitative disclosures with respect to information about guarantors, the terms and conditions of guarantees and the factors that may affect payment. These disclosures may be provided outside the footnotes to the company’s consolidated financial statements. Sysco early adopted the reporting requirements of the rule in the fourth quarter of fiscal 2020 and elected to provide these disclosures in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount and timing of cash flows arising from a lease. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Sysco adopted this ASU and related amendments as of June 30, 2019, the first day of fiscal 2020, under the modified retrospective approach, and elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification, as well as relief from separating and allocating consideration across all categories of leases to lease and non-lease components of an agreement. For leases subject to index or rate adjustments, the most current index or rate adjustments were included in the measurement of operating lease obligations at adoption.

The adoption of this ASU and related amendments resulted in Sysco recognizing $647.2 million and $657.9 million of operating lease right-of-use (ROU) assets and operating lease liabilities, respectively, as of June 30, 2019. There were no other significant impacts to the company’s consolidated financial statements. Updated accounting policies and additional lease disclosures as a result of the adoption of this ASU are described in Note 14, “Leases.”

3.  NEW ACCOUNTING STANDARDS

Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years-and interim periods within those fiscal years beginning after December 15, 2019, which is the first quarter of fiscal 2021 for Sysco, with early adoption permitted.

The company has substantially completed its assessment of the accounting required under Topic 326. Sysco does not expect that the implementation of the new standard will have a material effect on the company’s financial statements. The company will adopt the standard in the first quarter of fiscal 2021 using the modified retrospective method.

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

The company has substantially completed its assessment of the accounting required under ASU 2018-15. Sysco does not expect that the implementation of the new standard will have a material effect on the company’s financial statements. The company will adopt the standard in the first quarter of fiscal 2021 on a prospective basis.

4. REVENUE

Disaggregation of Sales

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	52-Week Period Ended Jun. 27, 2020
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$7,276,675	$1,339,340	$1,509,375	$—	$10,125,390
Canned and dry products	6,603,902	1,940,506	121,646	—	8,666,054
Frozen fruits, vegetables, bakery and other	5,019,696	1,831,950	979,480	—	7,831,126
Dairy products	3,885,771	1,021,195	545,985	—	5,452,951
Poultry	3,749,786	718,753	774,629	—	5,243,168
Fresh produce	3,425,558	834,056	236,408	—	4,496,022
Paper and disposables	2,616,184	336,199	646,920	57,159	3,656,462
Seafood	2,186,208	407,179	102,082	—	2,695,469
Beverage products	940,534	413,315	540,545	68,393	1,962,787
Other (1)	1,069,832	829,697	98,856	765,496	2,763,881
Total Sales	$36,774,146	$9,672,190	$5,555,926	$891,048	$52,893,310

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

	52-Week Period Ended Jun. 30, 2018
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$8,123,565	$1,666,247	$1,523,029	$—	$11,312,841
Canned and dry products	7,093,691	2,367,921	327,785	—	9,789,397
Frozen fruits, vegetables, bakery and other	5,327,020	2,538,265	1,160,369	—	9,025,654
Dairy products	4,136,973	1,260,354	640,482	—	6,037,809
Poultry	4,020,340	833,917	1,125,085	—	5,979,342
Fresh produce	3,642,247	1,031,796	255,192	—	4,929,235
Paper and disposables	2,639,280	400,345	739,074	59,166	3,837,865
Seafood	2,449,741	726,010	104,459	—	3,280,210
Beverage products	1,107,574	196,379	576,359	84,868	1,965,180
Other (1)	1,101,832	497,331	105,199	865,429	2,569,791
Total Sales	$39,642,263	$11,518,565	$6,557,033	$1,009,463	$58,727,324

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

Credit Risk

Sysco is potentially subject to group concentrations of credit risk with respect to accounts receivable, as large amounts of the company’s trade receivables are concentrated on customers within the food-away-from-home industry across North America and Europe. The prolonged disruption of Sysco’s customers’ businesses due to the COVID-19 pandemic has created additional bad debt risk for the company. See Note 8, “Allowance for Doubtful Accounts,” for additional disclosures regarding the provision for bad debt.

5.  ACQUISITIONS

During fiscal 2020, the company paid cash of $142.8 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of June 27, 2020, aggregate contingent consideration outstanding was $26.0 million, of which $23.0 million was recorded as earnout liabilities. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

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
•The foreign currency swap agreements, including cross-currency swaps, are valued using a swap valuation model that utilizes an income approach applying observable market inputs, including interest rates, LIBOR swap rates for United States dollars, Canadian dollars, pound sterling and euro currencies, and credit default swap rates.
•Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments.
•Fuel swap contracts are valued based on observable market transactions of forward commodity prices.

The fair value of the company’s marketable securities are all measured using inputs that are considered a Level 2 measurement, as they rely on quoted prices in markets that are not actively traded or observable inputs over the full term of the asset. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 7, “Marketable Securities.” The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 11, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of June 27, 2020 and June 29, 2019:

	Assets and Liabilities Measured at Fair Value as of Jun. 27, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$5,245,487	$300,200	$—	$5,545,687
Other assets (1)	36,143	—	—	36,143
Total assets at fair value	$5,281,630	$300,200	$—	$5,581,830

(1) Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Jun. 29, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$72,824	$200	$—	$73,024
Other assets (1)	18,785	—	—	18,785
Total assets at fair value	$91,609	$200	$—	$91,809

(1) Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $16.3 billion and $8.6 billion as of June 27, 2020 and June 29, 2019, respectively. The carrying value of total debt was $14.4 billion and $8.2 billion as of June 27, 2020 and June 29, 2019, respectively.

7. MARKETABLE SECURITIES

Sysco invests a portion of the assets held by our wholly owned captive insurance subsidiary in a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale. The company includes fixed income securities maturing in less than twelve months within Prepaid expenses and other current assets and includes fixed income securities maturing in more than twelve months within Other assets in the accompanying Consolidated Balance Sheets. The company records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on marketable securities are recorded in Accumulated other comprehensive loss. The following table presents the company’s available-for-sale marketable securities as of June 27, 2020 and June 29, 2019:

	Jun. 27, 2020
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$78,651	$4,064	$—	$82,715	$18,233	$64,482
Government bonds	28,633	4,919	—	33,552	—	33,552
Total marketable securities	$107,284	$8,983	$—	$116,267	$18,233	$98,034

	Jun. 29, 2019
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$87,540	$1,734	$—	$89,274	$12,006	$77,268
Government bonds	28,900	1,845	—	30,745	—	30,745
Total marketable securities	$116,440	$3,579	$—	$120,019	$12,006	$108,013

The fixed income securities held at June 27, 2020 had effective maturities ranging from less than one year to approximately ten years. There were no significant realized gains or losses in marketable securities during fiscal 2020.

8.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Sysco determines the past due status of trade receivables based on contractual terms with each customer, evaluates the collectability of accounts receivable and determines the appropriate reserve for doubtful accounts or the uncollectible receivables to be written off. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are closed or operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. In fiscal 2020, Sysco recorded a provision for losses on receivables totaling $404.2 million, a large portion of which was associated with the COVID-19 pandemic impact to its customers. To calculate the ending reserve needed as of June 27, 2020, the company estimated uncollectible amounts by applying write-off percentages based on historical loss experience, including loss experience during times of local and regional disasters and the company’s current collection experience. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible actual uncollectible amounts will differ.

A summary of the activity in the allowance for doubtful accounts appears below:

	2020	2019	2018
	(In thousands)
Balance at beginning of period	$28,176	$25,768	$31,059
Charged to costs and expenses	404,158	62,946	21,448
Customer accounts written off, net of recoveries	(83,915)	(64,219)	(27,120)
Other adjustments	(13,609)	3,681	381
Balance at end of period	$334,810	$28,176	$25,768

9.  PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jun. 27, 2020	Jun. 29, 2019	Estimated Useful Lives
	(In thousands)
Plant and equipment at cost:
Land	$493,694	$498,180
Buildings and improvements	4,854,307	4,545,099	10-30 years
Fleet and equipment	3,561,500	3,697,008	3-10 years
Computer hardware and software	1,258,980	1,213,942	3-7 years
Total plant and equipment at cost	10,168,481	9,954,229
Accumulated depreciation	(5,709,914)	(5,452,524)
Total plant and equipment, net	$4,458,567	$4,501,705

Depreciation expense, including amortization of capital leases, was $705.2 million in 2020, $656.6 million in 2019 and $614.8 million in 2018.

As of June 27, 2020, Sysco had eight properties (land and facilities) located in Texas, Indiana, Florida, Louisiana and Illinois that qualified to be classified as held for sale. The carrying amount of these properties was determined to be higher than fair value and was written down to fair value less cost to sell, which resulted in an impairment loss of $55.9 million reported within Other expense (income), net in fiscal 2020. As of June 27, 2020, the aggregate net book value of assets held for sale was $30.9 million.

In fiscal 2020, Sysco recognized $74.4 million in accelerated depreciation, including facilities and equipment, due to restructuring in Europe and certain enterprise resource planning (ERP) systems and software platforms. In fiscal 2019, Sysco recognized $39.3 million in accelerated depreciation, including facilities and equipment, due to restructuring in Europe and certain ERP systems and software platforms.

10.  GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment for the years presented are as follows:

	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Carrying amount as of June 30, 2018	$1,260,900	$2,440,821	$32,607	$221,157	$3,955,485
Goodwill acquired during year	10,428	9,127	—	—	19,555
Currency translation/other	(5,843)	(74,016)	—	1,045	(78,814)
Carrying amount as of June 29, 2019	$1,265,485	$2,375,932	$32,607	$222,202	$3,896,226
Goodwill acquired during year	90,477	—	—	—	90,477
Impairment	—	(169,007)	—	(34,199)	(203,206)
Currency translation/other	2,162	(53,164)	—	(26)	(51,028)
Carrying amount as of June 27, 2020	$1,358,124	$2,153,761	$32,607	$187,977	$3,732,469

Amortizable intangible assets acquired during fiscal 2020 were $39.9 million, with a weighted-average amortization period of 6.0 years. Amortizable intangible assets acquired during fiscal 2020 by category were customer relationships and non-compete of $26.6 million and $13.3 million respectively, with a weighted-average amortization period of 7.0 years and 5.0 years respectively.

Fully amortized intangible assets have been removed in the period fully amortized in the table below, which presents the company’s amortizable intangible assets in total by category as follows:

	Jun. 27, 2020			Jun. 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$1,048,702	$(434,262)	$614,440	$1,052,608	$(358,592)	$694,016
Non-compete agreements	23,252	(10,182)	13,070	11,827	(8,556)	3,271
Trademarks	13,691	(5,816)	7,875	14,785	(5,736)	9,049
Other	—	—	—	185	(148)	37
Total amortizable intangible assets	$1,085,645	$(450,260)	$635,385	$1,079,405	$(373,032)	$706,373

The table below presents the company’s indefinite-lived intangible assets by category as follows:

	Jun. 27, 2020	Jun. 29, 2019
	(In thousands)
Trademarks	$143,820	$149,962
Licenses	966	966
Total indefinite-lived intangible assets	$144,786	$150,928

Amortization expense for 2020, 2019 and 2018 was $95.3 million, $92.3 million and $114.7 million, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 27, 2020 is shown below:

Amount
(In thousands)
2021	$96,877
2022	95,042
2023	91,867
2024	88,022
2025	79,739

Goodwill impairment

The Company had approximately $3.7 billion of goodwill at June 27, 2020. The Company tests goodwill for impairment annually in our fiscal fourth quarter, or more frequently if events or circumstances indicate that they could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price.

During the second half of fiscal 2020, the company experienced significant deterioration of macroeconomic conditions and declines in equity valuations, as well as regulatory restrictions implemented in response to the COVID-19 pandemic. In the third quarter of fiscal 2020, the company determined that certain reporting units were more sensitive than others to these declines and the company performed interim quantitative goodwill impairment tests for these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. As part of the annual test in the fiscal fourth quarter, the company performed further quantitative goodwill impairment tests, updating the estimates and assumptions of long-term impact resulting from the pandemic that had been applied in the fiscal third quarter tests, where necessary. As a result, in the third quarter of fiscal 2020 the company recorded impairments to goodwill for the Pacific Star and Cake reporting units of $34.9 million and $34.2 million, respectively, which represented the full balance of goodwill for those reporting units. During the fiscal fourth quarter, the company recorded partial impairments to goodwill for the France Group and Fresh Direct reporting units of $108.7 million and $25.4 million respectively, for total fiscal 2020 impairment charges of $203.2 million, which are included within operating expenses in the consolidated results of operations.

In the annual fiscal 2020 assessment, impairment charges would have been applicable for two reporting units if our estimates of fair value were decreased by ranges of 17% to 29%, with goodwill of $369.5 million in the aggregate as of June 27, 2020, recorded for these reporting units.

The company estimated the fair value of these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusions as of June 27, 2020 for the reporting units are highly sensitive to changes in the assumptions used in the income approach, which include forecasted revenues, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is therefore determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events, which could result in further goodwill impairments going forward.

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

Hedging of foreign currency risk

Sysco enters into cross-currency swap contracts to hedge the foreign currency transaction risk of certain intercompany loans. There are no credit-risk related contingent features associated with these swaps, which have been designated as cash flow hedges. The company uses euro-bond denominated debt to hedge the foreign currency exposure of our net investment in certain foreign operations. In the third quarter of fiscal 2020, Sysco settled some of its previously held cross-currency swap contracts used in net investment hedges, which resulted in a gain of $56.7 million recorded in other comprehensive income (loss). Additionally, Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the euro, United States dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of June 27, 2020 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
October 2020	U.S. Dollar	750
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (June 29, 2020 to August 2020)	Swedish Krona	133
Various (July 2020 to February 2021)	British Pound Sterling	14
July 2021	British Pound Sterling	234
June 2023	Euro	500

Hedging of fuel risk
Various (June 30, 2020 to December 2021)	Gallons	54

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of June 27, 2020 and June 29, 2019 are as follows:

		Derivative Fair Value
	Balance Sheet location	Jun. 27, 2020	Jun. 29, 2019
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$1,388	$—
Interest rate swaps	Other assets	69,782	37,396
Interest rate swaps	Other long-term liabilities	—	9,285

Cash Flow Hedges:
Fuel swaps	Other current assets	$233	$154
Foreign currency forwards	Other current assets	1,063	624
Fuel swaps	Other assets	1,173	136
Cross currency swaps	Other assets	19,614	8,592
Fuel swaps	Other current liabilities	28,242	6,537
Foreign currency forwards	Other current liabilities	222	162
Fuel swaps	Other long-term liabilities	—	239

Net Investment Hedges:
Foreign currency swaps	Other assets	$—	$18,614
Foreign currency swaps	Other long-term liabilities	—	9,973

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	Jun. 27, 2020	Jun. 29, 2019

Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$408,220	$360,423
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(101,255)	$(143,711)
Derivatives designated as hedging instruments	44,489	68,689

The losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	Jun. 27, 2020	Jun. 29, 2019
Interest expense	$(58,244)	$(62,443)
Increase in fair value of debt	43,011	81,268
Hedged items	$(101,255)	$(143,711)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the fiscal years ended June 27, 2020 and June 29, 2019, presented on a pretax basis, are as follows:

	2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(16,586)	Operating expense	$(22,058)
Foreign currency contracts	6,755	Cost of sales / Other income	3,626
Total	$(9,831)		$(18,432)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$51,354	N/A	$—
Foreign denominated debt	7,402	N/A	—
Total	$58,756		$—

	2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(22,100)	Operating expense	$8,180
Foreign currency contracts	16,706	Cost of goods sold / Other income	509
Total	$(5,394)		$8,689

Derivatives in net investment hedging relationships:
Foreign currency contracts	$42,488	N/A	$—
Foreign denominated debt	15,650	N/A	—
Total	$58,138		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 27, 2020 are as follows:

	Jun. 27, 2020
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(749,924)	$(1,388)
Long-term debt	(1,563,636)	(70,239)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2019 are as follows:

	Jun. 29, 2019
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(2,311,636)	$(28,616)

12.  SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2020	2019	2018
	(In thousands)
Balance at beginning of period	$297,817	$270,986	$245,811
Charged to costs and expenses	502,315	492,411	461,867
Payments	(470,484)	(465,580)	(436,692)
Balance at end of period	$329,648	$297,817	$270,986

The long-term portion of the self-insured liability balance was $205.6 million and $183.6 million as of June 27, 2020, and June 29, 2019, respectively.

13.  DEBT AND OTHER FINANCING ARRANGEMENTS

Sysco’s debt consists of the following:

	Jun. 27, 2020	Jun. 29, 2019
	(In thousands)
U.S. Commercial paper, interest at 2.56% as of June 29, 2019	$—	$132,081
U.K. Commercial paper, interest at 0.454%, maturing in fiscal 2021	740,226	—
Senior notes, interest at 2.60%, maturing in fiscal 2021 (1)(2)	751,312	744,034
Senior notes, interest at 2.50%, maturing in fiscal 2022 (1)(2)	504,352	494,814
Senior notes, interest at 2.60%, maturing in fiscal 2022 (1)(2)	448,336	447,509
Senior notes, interest at 1.25%, maturing in fiscal 2023 (1)(2)	568,011	576,771
Senior notes, interest at 3.55%, maturing in fiscal 2025 (1)(2)	551,756	521,490
Senior notes, interest at 3.65%, maturing in fiscal 2025 (1)	362,785	379,658
Senior notes, interest at 5.65%, maturing in fiscal 2025 (1)(2)	745,241	—
Senior notes, interest at 3.75%, maturing in fiscal 2026 (1)(2)	747,727	747,330
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)(2)	993,978	993,084
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)(3)	44,273	44,272
Senior notes, interest at 3.25%, maturing in fiscal 2028 (1)(2)	744,046	743,304
Debentures, interest at 6.50%, maturing in fiscal 2029 (2)(3)	162,416	162,150
Senior notes, interest at 2.40%, maturing in fiscal 2030 (1)(2)	495,273	—
Senior notes, interest at 5.95%, maturing in fiscal 2030 (1)(2)	1,239,439	—
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)(2)	382,190	382,250
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)(2)	199,390	199,198
Senior notes, interest at 6.60%, maturing in fiscal 2040 (1)(2)	740,188	—
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)(2)	496,017	495,860
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)(2)	494,338	494,215
Senior notes, interest at 4.45%, maturing in fiscal 2048 (1)(2)	492,662	492,579
Senior notes, interest at 6.60%, maturing in fiscal 2050 (1)(2)	1,233,666	—
Senior notes, interest at 3.30%, maturing in fiscal 2050 (1)(2)	494,428	—
Long-term revolving credit facility, interest at 2.125%, maturing in fiscal 2024 (2)	694,951	—
Notes payable, capital leases, and other debt, interest averaging 4.53% and maturing at various dates to fiscal 2046 as of June 27, 2020 and 4.99% and maturing at various dates to fiscal 2031 as of June 29, 2019	119,878	112,738
Total debt	14,446,879	8,163,337
Less current maturities of long-term debt	(1,542,128)	(37,322)
Less notes payable	(2,266)	(3,957)
Net long-term debt	$12,902,485	$8,122,058

(1)Represents senior notes that are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows Sysco to retire the debentures and notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture and note holders are not penalized by the early redemption.
(2)Represents senior notes, debentures and borrowings under the company’s long-term revolving credit facility that are guaranteed by certain wholly owned U.S. Broadline subsidiaries of Sysco Corporation as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
(3)This debenture is not subject to any sinking fund requirement and is no longer redeemable prior to maturity.

As of June 27, 2020, the principal payments required to be made during the next five fiscal years on total debt, excluding notes payable, are shown below:

Amount
(In thousands)
2021	$1,490,284
2022	950,000
2023	561,098
2024	700,000
2025	1,614,538

The company has a $2.0 billion long-term revolving credit facility that expires on June 28, 2024, subject to extension. As of June 27, 2020, there were $700.0 million in borrowings outstanding under this facility. On May 20, 2020, Sysco entered into an amendment to the credit agreement providing for the long-term revolving credit facility. The amendment revises the existing credit agreement to (1) adjust the covenant requiring Sysco to maintain a certain ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense; (2) include a covenant requiring Sysco to maintain a certain level of liquidity until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense; (3) include additional pricing levels and a 0.75% interest rate floor; and (4) include a new covenant that restricts (a) increases to Sysco’s regular quarterly dividend and (b) repurchases of equity interests of Sysco, in each case, until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense.

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of June 27, 2020, there were no commercial paper issuances outstanding under this U.S. program. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility.

Effective May 4, 2020, Sysco’s United Kingdom-based subsidiary, Brake Bros Limited, established a separate commercial paper program for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England Covid Corporate Financing Facility in an aggregate amount not to exceed £600.0 million. As of June 27, 2020, there were £600.0 million in aggregate principal amount of notes outstanding under this commercial paper program. The notes bear interest at a rate of 0.454% and will mature on May 7, 2021.

Effective May 20, 2020, Sysco established a 364-day credit facility in the amount of $750.0 million scheduled to expire on May 19, 2021. As of June 27, 2020, there were no borrowings under this credit facility.

During fiscal 2020, aggregate outstanding commercial paper issuances, borrowings under our long-term revolving credit facility and short-term bank borrowings ranged from approximately $18.4 million to approximately $1.9 billion.

Senior notes offering

On April 2, 2020, Sysco issued senior notes (Senior Notes) totaling $4.0 billion in aggregate principal amount in order to enhance the company’s liquidity position in response to the COVID-19 pandemic. Details of the senior notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
April 1, 2025 (the 5.650% Senior Notes due 2025)	$750	5.65%	99.931%
April 1, 2030 (the 5.950% Senior Notes due 2030)	1,250	5.95	99.792
April 1, 2040 (the 6.600% Senior Notes due 2040)	750	6.60	99.802
April 1, 2050 (the 6.600% Senior Notes due 2050)	1,250	6.60	99.767

Sysco used a portion of the net proceeds from the offering to pay off its commercial paper borrowings and for other general corporate purposes. The company anticipates using an additional portion of the net proceeds from the offering to redeem its $750 million aggregate principal amount of Senior Notes due October 2020. The Senior Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes. Interest on the Senior Notes will be paid semi-annually in arrears on April 1 and October 1, beginning October 1, 2020. At

Sysco’s option, any or all of the Senior Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (1) the Senior Notes maturing in 2025 before the date that is one month prior to the maturity date, (2) the Senior Notes maturing in 2030 before the date that is three months prior to the maturity date, (3) the Senior Notes maturing in 2040 before the date that is six months prior to the maturity date or (4) the Senior Notes maturing in 2050 before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed that would be due if such Senior Notes matured on the applicable date described above. If Sysco elects to redeem a series of Senior Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Senior Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Senior Notes redeemed to the redemption date. The interest rate payable on each series of Senior Notes will be subject to adjustment from time to time if either Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. or Fitch Ratings (or, in either case, a substitute rating agency), downgrades (or subsequently upgrades) its rating assigned to the Senior Notes, as set forth in the supplemental indentures under which the Senior Notes were issued.

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

The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness. Interest on the Notes will be paid semi-annually on February 15 and August 15, beginning August 15, 2020. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (1) the 2030 Notes before the date that is three months prior to the maturity date or (2) the 2050 Notes before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed. If Sysco elects to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Notes redeemed to the redemption date.

As of June 27, 2020 and June 29, 2019, letters of credit outstanding were $233.2 million and $226.0 million, respectively.

14.  LEASES

Sysco leases certain of its distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. The company determines if an arrangement is a lease at inception and recognizes a finance or operating lease liability and right-of-use (ROU) asset in the consolidated balance sheets if a lease exists. Lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. If the borrowing rate implicit in the lease is not readily determinable, Sysco uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

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

The following table presents the location of the finance lease ROU assets and lease liabilities in the company’s Consolidated Balance Sheet at June 27, 2020:

	Consolidated Balance Sheet Location	Jun. 27, 2020
		(In thousands)
Finance lease right-of-use assets	Plant and equipment at cost, less accumulated depreciation	$99,918
Current finance lease liabilities	Current maturities of long-term debt	33,670
Long-term finance lease liabilities	Long-term debt	68,942

The following table presents lease costs for each of the presented periods ended June 27, 2020:

	Consolidated Results of Operations Location	2020
		(In thousands)
Operating lease cost	Operating expenses	$123,269
Financing lease cost:
Amortization of right-of-use assets	Operating expenses	38,285
Interest on lease obligations	Interest expense	4,667
Variable lease cost	Operating expenses	7,606
Short-term lease cost	Operating expenses	13,602
Net lease cost		$187,429

Future minimum lease obligations under existing noncancelable operating and finance lease agreements by fiscal year as of June 27, 2020 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2021	$120,815	$37,218
2022	91,755	26,889
2023	75,845	19,916
2024	52,480	12,786
2025	46,746	7,828
Thereafter	343,056	7,102
Total undiscounted lease obligations	730,697	111,739
Less imputed interest	(100,034)	(9,127)
Present value of lease obligations	$630,663	$102,612

Other information related to lease agreements was as follows:

2020
Cash Paid For Amounts Included In Measurement of Liabilities:	(Dollars in thousands)
Operating cash flows for operating leases	$124,040
Operating cash flows for financing leases	4,666
Financing cash flows for financing leases	34,145

Supplemental Non-cash Information on Lease Liabilities:
Assets obtained in exchange for operating lease obligations	$64,968
Assets obtained in exchange for finance lease obligations	17,019

Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	11.54 years
Financing leases	4.03 years
Weighted-average discount rate:
Operating leases	2.37%
Financing leases	4.24%

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

Sysco’s expense related to its defined contribution plans was $151.4 million in fiscal 2020, $150.4 million in fiscal 2019, and $151.0 million in fiscal 2018.

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

In addition to receiving benefits upon retirement under the company’s U.S. Retirement Plan, certain key management personnel who were participants in the MIP are entitled to receive benefits under the Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan. This plan is frozen to all participants, and current MIP participants are eligible to participate in the MSP.

The company also provides certain health care benefits to eligible retirees and their dependents. These health care benefits represent Sysco’s unfunded other post-retirement medical plans. The plan had benefit obligations of $10.9 million as of June 27, 2020 and $10.8 million as of June 29, 2019.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represents the funded status of a given plan. The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “U.S. Pension Benefits” in the tables below includes both the U.S. Retirement Plan and the SERP. As Sysco’s fiscal 2020 year end is June 27, 2020, the company utilized a practical expedient permitting Sysco to measure its defined benefit plan assets and obligations as of the month end closest to the fiscal year end, and has used June 30, 2020 as the measurement date of the plan assets and obligations disclosed herein.

	U.S. Pension Benefits		International Pension Benefits
	Jun. 27, 2020	Jun. 29, 2019	Jun. 27, 2020	Jun. 29, 2019
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,537,648	$4,043,011	$406,697	$399,000
Service cost	15,532	13,977	2,800	2,790
Interest cost	164,756	172,213	8,681	10,637
Amendments	(2,077)	—	661	3,050
Curtailments	—	—	(4,012)	—
Plan Combinations	—	—	—	173
Actuarial (gain) loss, net	464,475	439,082	21,157	20,783
Total disbursements	(140,616)	(130,635)	(11,155)	(14,398)
Exchange rate changes	—	—	(10,723)	(15,338)
Benefit obligation at end of year	5,039,718	4,537,648	414,106	406,697
Change in plan assets:
Fair value of plan assets at beginning of year	3,984,154	3,666,408	264,746	258,028
Actual return on plan assets	533,676	418,789	35,594	23,765
Employer contribution	31,525	29,592	7,141	7,612
Total disbursements	(140,616)	(130,635)	(11,155)	(14,398)
Exchange rate changes	—	—	(8,135)	(10,261)
Fair value of plan assets at end of year	4,408,739	3,984,154	288,191	264,746
Funded status at end of year	$(630,979)	$(553,494)	$(125,915)	$(141,951)

As of June 27, 2020 and June 29, 2019, the SERP had benefit obligations of $474.9 million and $468.0 million, respectively. In order to meet a portion of its obligations under the SERP, Sysco has a rabbi trust that invests in Corporate-Owned Life Insurance policies on the lives of participants and interests in corporate-owned real estate assets. These assets are not included as plan assets or in the funded status amounts in the tables above and below. The life insurance policies on the lives of the participants had carrying values of $94.0 million as of June 27, 2020 and $97.7 million as of June 29, 2019. Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	U.S. Pension Benefits		International Pension Benefits
	Jun. 27, 2020	Jun. 29, 2019	Jun. 27, 2020	Jun. 29, 2019
	(In thousands)
Noncurrent assets (Other assets)	$—	$—	$—	$—
Current accrued benefit liability (Accrued expenses)	(31,121)	(31,652)	(1,359)	(1,285)
Noncurrent accrued benefit liability (Other long-term liabilities)	(599,858)	(521,842)	(124,556)	(140,666)
Net amount recognized	$(630,979)	$(553,494)	$(125,915)	$(141,951)

Accumulated other comprehensive loss (income) as of June 27, 2020 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$1,176	$781	$1,957
Actuarial losses (gains)	1,687,105	29,733	1,716,838
Total	$1,688,281	$30,514	$1,718,795

Accumulated other comprehensive loss (income) as of June 29, 2019 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$10,790	$588	$11,378
Actuarial losses (gains)	1,599,539	33,008	1,632,547
Total	$1,610,329	$33,596	$1,643,925

The accumulated benefit obligation, which does not consider any salary increases for the remaining active union employees in the U.S. Retirement Plan was $5.4 billion and $4.9 billion as of June 27, 2020 and June 29, 2019, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	U.S. Pension Benefits (1)		International Pension Benefits
	Jun. 27, 2020	Jun. 29, 2019	Jun. 27, 2020	Jun. 29, 2019
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$5,025,168	$4,524,513	$407,181	$399,966
Fair value of plan assets at end of year	4,408,739	3,984,154	288,191	264,746

(1)Information under Pension Benefits as of June 27, 2020 and June 29, 2019 includes both the U.S. Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	2020		2019		2018
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
Service cost	$15,531	$2,800	$13,977	$2,790	$14,514	$3,219
Interest cost	164,756	8,681	172,213	10,637	173,827	10,667
Expected return on plan assets	(196,249)	(10,819)	(180,624)	(11,072)	(233,987)	(11,653)
Amortization of prior service cost (credit)	7,537	597	8,380	(202)	9,460	(2,003)
Amortization of actuarial loss	39,483	157	35,537	(98)	35,696	(67)
Curtailment loss (gain)	—	(4,166)	—	—	—	—
Settlement loss (gain) recognized	—		—	109	—	16
Net pension (benefits) costs	$31,058	$(2,750)	$49,483	$2,164	$(490)	$179

The components of net company-sponsored pension costs other than the service cost component are reported in Other expense (income), net within the consolidated results of operations.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	2020		2019		2018
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
Amortization of prior service cost (credit)	$7,537	$422	$8,380	$(202)	$9,460	$(2003)
Amortization of actuarial loss (gain)	39,483	157	35,537	11	35,696	(51)
Prior service cost (credit) arising in current year	2,077	(661)	—	(3,050)	—	4,624
Effect of exchange rates on amounts in AOCI	—	784	—	1,163	—	(583)
Actuarial gain (loss) arising in current year	(127,048)	3,640	(163,588)	(8,090)	51,318	10,406
Net pension cost (income)	$(77,951)	$4,342	$(119,671)	$(10,168)	$96,474	$12,393

Amounts included in accumulated other comprehensive loss (income) as of June 27, 2020 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2021 are:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Amortization of prior service cost (credit)	$729	$(67)	$662
Amortization of actuarial losses (gains)	42,288	237	42,525
Total	$43,017	$170	$43,187

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $38.7 million and $37.2 million in fiscal years 2020 and 2019, respectively. There were no contributions made to the U.S. Retirement Plan in fiscal 2020, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2020. There are no required contributions to the U.S. Retirement Plan to meet ERISA minimum funding requirements in fiscal 2021. The company’s contributions to the SERP plan are made in the amounts needed to fund current year benefit payments. The estimated aggregate fiscal 2021 contribution to fund benefit payments for the SERP plan is $31.1 million. The estimated fiscal 2021 contributions to fund benefit payments for the international retirement plans are $7 million.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
2021	$157,780	$11,831
2022	167,694	12,127
2023	178,050	12,483
2024	188,214	13,312
2025	197,783	14,237
Subsequent five years	1,120,130	74,274

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Jun. 27, 2020	Jun. 29, 2019
Discount rate — U.S. Retirement Plan	2.94%	3.70%
Discount rate — SERP	2.91	3.62
Discount rate — U.K. Retirement Plan	1.60	2.30
Rate of compensation increase — U.S. Retirement Plan	2.56	2.56

As benefit accruals under the SERP and U.K. Retirement Plan are frozen, future pay is not projected in the determination of the benefit obligation as of June 27, 2020 or June 29, 2019.

Weighted-average assumptions used to determine net company-sponsored pension costs for each fiscal year were:

	2020	2019	2018
Discount rate — U.S. Retirement Plan	3.70%	4.28%	4.19%
Discount rate — SERP	3.62	4.41	4.08
Discount rate — U.K. Retirement Plan	2.30	2.85	2.60
Expected rate of return — U.S. Retirement Plan	5.00	5.00	7.00
Expected rate of return — U.K. Retirement Plan	4.55	4.55	4.55
Rate of compensation increase — U.S. Retirement Plan	2.56	2.62	2.62

For guidance in determining the discount rate for U.S. defined benefit plans, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. Sysco uses an annualized corporate bond yield curve to estimate the rate at which pension benefits could effectively be settled to estimate a discount rate for the U.K. Retirement Plan. The discount rate assumption is updated annually and revised as deemed appropriate. The discount rates to be used for the calculation of fiscal 2021 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 2.94% and 1.60%, respectively. The discount rate to be used for the calculation of fiscal 2021 net company-sponsored benefit costs for the SERP is 2.91%.

The expected long-term rate of return on plan assets assumption for the retirement plans are net return on assets assumption, representing gross return on assets less asset management expenses. Specific to the U.S. Retirement Plan, administrative expenses are also excluded from the gross return on assets. The expected return for the U.S. Retirement Plan is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The expected return for the U.K. Retirement Plan is derived from a long-term swap yield time horizon adjusted for the expected return based on the plan’s current asset allocation and historical results. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rate of return to be used in the calculation of fiscal 2021 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 4.75% and 2.55%, respectively.

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

The U.S. Retirement Plan’s target and actual investment allocation as of June 27, 2020 is as follows:

	U.S. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Growth assets	30%	28%
Liability hedging assets	70	72
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

The day-to-day management of the assets of the U.K. Retirement Plan has been delegated by the plan trustee to a solvency manager who decides the composition of the asset portfolio in line with the objectives of the plan’s trustee and within specific investment guidelines agreed upon with the trustee. The primary objective for the U.K. Retirement Plan is to provide sufficient assets to pay benefits as they fall due. In fiscal 2020, the U.K. Retirement Plan had a return objective that was aimed to achieve a return on plan assets of 2.3% in excess of the return on the liability benchmark over rolling five-year periods. In fiscal 2021, this return objective aims to achieve a return on plan assets of 2.1% in excess of the return on the liability benchmark over rolling five-year periods. The liability benchmark is the portfolio of gilts, which are bonds issued by the British government, that best matches the liability profile of the U.K. Retirement Plan. The investment objective includes a risk statement that targets a level of investment tracking error versus the liability benchmark to be below 10% per year. The actual tracking error targeted may fluctuate over time as the composition of the portfolio changes and the levels of risk in markets change. The U.K. Retirement Plan’s Trustee and Solvency Manager seeks to achieve the Plan’s investment objectives by investing in a suitably diversified mix of assets. The U.K. Retirement Plan uses derivatives such as forwards, futures, swaps and options for risk management and for the efficient implementation of the investment strategy.

The U.K. Retirement Plan’s target and actual investment allocation as of June 27, 2020 is as follows:

	U.K. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Common contractual fund	60%	52%
Liability hedging assets	40	48
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

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of June 27, 2020:

	Assets Measured at Fair Value as of Jun. 27, 2020
	Level 1	Level 2	Level 3	Measured at NAV (6)	Total
	(In thousands)
Cash and cash equivalents	$34,475	$67,468	$—	$—	$101,943
Growth assets:
U.S. equity (1)	—	—	—	575,035	575,035
International equity (1)	—	—	—	252,687	252,687
Hedge fund of funds (2)	—	—	—	233,792	233,792
Real estate funds (3)	—	—	—	87,730	87,730
Private equity funds (4)	—	—	—	74,631	74,631
Liability hedging assets:
Corporate bonds	—	2,220,702	—	—	2,220,702
U.S. government and agency securities (1)	—	293,643	—	540,751	834,394
Other (5)	—	27,825	—	—	27,825
Total investments at fair value	$34,475	$2,609,638	$—	$1,764,626	$4,408,739

(1)Include direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of June 27, 2020. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.
(2)There were no unfunded commitments as of June 27, 2020, and there were no redemption restrictions as of June 27, 2020. The investment may be redeemed once per quarter.

(3)For investments in the funds listed in this category, total unfunded commitment as of June 27, 2020 was $2.0 million. Approximately 5% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2020 to 2021. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.
(4)Total unfunded commitments in the funds listed in this category as of June 27, 2020 were $16.2 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2020 to 2031.
(5)Include foreign government and state and municipal debt securities.
(6)Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of June 27, 2020:

	Assets Measured at Fair Value as of Jun. 27, 2020
	Level 1	Level 2	Level 3	Measured at NAV (3)	Total
	(In thousands)
Liability hedging assets:
Cash and cash equivalents	$2,510	$—	$—	$—	$2,510
U.K. government securities	—	135,318	—	—	135,318
Derivatives, net (1)	—	123	—	—	123
Investment funds:
Common contractual fund (2)	—	—	—	150,240	150,240
Total investments at fair value	$2,510	$135,441	$—	$150,240	$288,191

(1)Include interest rate swaps and zero coupon swaps. The fair value of asset positions totaled $6.8 million; the fair value of liability positions totaled $6.6 million.
(2)There were $14.9 million of unfunded commitments as of June 27, 2020, and there were no redemption restrictions as of June 27, 2020. The investment may be redeemed twice per month.
(3)Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

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

(1)Include direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of June 29, 2019. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.
(2)There were no unfunded commitments as of June 29, 2019, and there were no redemption restrictions as of June 29, 2019. The investment may be redeemed once per quarter.
(3)For investments in the funds listed in this category, total unfunded commitment as of June 29, 2019 was $10.3 million. Approximately 15% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2019 to 2021. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.
(4)Total unfunded commitment as of June 29, 2019 was $17.6 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2019 to 2031.
(5)Include foreign government and state and municipal debt securities.
(6)Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

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

(1)Include interest rate swaps and zero coupon swaps. The fair value of asset positions totaled $9.3 million; the fair value of liability positions totaled $8.7 million.
(2)There were $13.9 million of unfunded commitments as of June 29, 2019, and there were no redemption restrictions as of June 29, 2019. The investment may be redeemed once per week.
(3)Include certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

16.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco participates in several multiemployer defined benefit pension plans in the United States (U.S.) based on obligations arising under collective bargaining agreements covering union-represented employees. Expense is recognized at the time the contribution is made. Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by employers contributing to the plan. Approximately 11% of Sysco’s current employees in the U.S. are participants in such multiemployer plans as of June 27, 2020.

The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•If Sysco chooses to stop participating in some of its multiemployer plans in the U.S, Sysco may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Based upon the information available from plan administrators, management believes that several of these multiemployer plans are underfunded. In addition, pension-related legislation in the U.S. requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, Sysco expects its contributions to these plans to increase in the future. In addition, if a U.S. multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. However, under current law, this excise tax is unlikely to apply since multiemployer pension plans experiencing accumulated funding deficiencies are considered “critical” or “critical and declining,” and the excise tax does not apply to pension plans in critical or critical and declining status. Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2020	2019	2018
	(In thousands)
Individually significant plans	$31,683	$31,669	$30,460
All other plans	15,762	16,876	15,915
Total contributions	$47,445	$48,545	$46,375

Individually Significant Plans

The following information relates to multiemployer defined benefit pension plans that Sysco has determined to be individually significant to the company. As noted below, the company has determined only one plan – the Western Conference of Teamsters Pension Plan – as currently being individually significant to the company. To determine individually significant plans, the company evaluated several factors, including Sysco’s significance to the plan in terms of employees and contributions, the funded status of the plan and the size of the company’s potential withdrawal liability if it were to voluntarily withdraw from the plan.

The following table provides information about the funded status of individually significant plans:
•The “EIN-PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN).
•The “Pension Protection Act Zone Status” columns provide the two most recent Pension Protection Act zone statuses available from each plan. The zone status is based on information that the company received from the plan’s administrators and is certified by each plan’s actuary, together with information included in the annual return/reports filed by each plan with the U.S. Department of Labor. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The Multiemployer Protection Act of 2014 created a new zone called “critical and declining.” Plans are generally considered “critical and declining” if they are projected to become insolvent within 15 years.
•The “FIP/RP Status” column indicates whether a financial improvement plan (FIP) for yellow/orange zone plans or a rehabilitation plan (RP) for red zone plans is pending or implemented in the current year or was put in place in a prior year. A status of “Pending” indicates a FIP/RP has been approved but actual period covered by the FIP/RP has not begun. A status of “Implemented” means the period covered by the FIP/RP began in the current year or is ongoing.
•The “Surcharge Imposed” column indicates whether a surcharge was paid during the most recent annual period presented for the company’s contributions to each plan in the red zone. If the company’s current collective bargaining agreement (CBA) with a plan satisfies the requirements of a pending but not yet implemented RP, then the payment of surcharges is not required and “No” will be reflected in this column. If the company’s current CBA with a plan does not yet satisfy the requirements of a pending but not yet implemented RP, then the payment of surcharges is required and “Yes” will be reflected in this column.

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/20	As of 12/31/19	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	9/26/20 to 2/15/2026 (1)

(1)Sysco is party to 23 CBAs that require contributions to the Western Conference of Teamsters Pension Trust. Each agreement covers anywhere from less than 1% to 17% of the total contributions Sysco is required to pay the fund.

The following table provides information about the company’s contributions to individually significant plans:

•The “Sysco Contributions” columns provide contribution amounts based on Sysco’s fiscal years, which may not coincide with the plans’ fiscal years.

•The “Sysco 5% of Total Plan Contributions” columns indicate whether Sysco was listed on Schedule R of the plan’s most recently filed Form 5500s as providing more than five percent of the total contributions to the plan, and the plan year-end is noted.

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2020	2019	2018	2019	2018
	(In thousands)
Western Conference of Teamsters Pension Plan	$31,683	$31,669	$30,460	No	No

For the plan noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

17.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2020	2019	2018
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$215,475	$1,674,271	$1,430,766
Denominator:
Weighted-average basic shares outstanding	510,121,071	516,890,581	522,926,914
Dilutive effect of share-based awards	3,904,903	6,490,543	6,162,940
Weighted-average diluted shares outstanding	514,025,974	523,381,124	529,089,854
Basic earnings per share	$0.42	$3.24	$2.74
Diluted earnings per share	$0.42	$3.20	$2.70

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,833,000, 2,338,000 and 2,303,000 for fiscal 2020, 2019 and 2018, respectively.

Dividends declared were $884.1 million, $793.2 million and $735.3 million in fiscal 2020, 2019 and 2018, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $228.7 million, $200.0 million and $187.4 million in fiscal 2020, 2019 and 2018, respectively.

18.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $104.3 million, $1.5 billion and $1.5 billion for fiscal 2020, 2019 and 2018, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss), arising in the current year		$(125,214)	$(32,471)	$(92,743)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	7,620	1,908	5,712
Amortization of actuarial loss, net	Other expense, net	49,284	10,350	38,934
Total reclassification adjustments		56,904	12,258	44,646
Foreign currency translation:
Foreign currency translation adjustment	N/A	(112,215)	—	(112,215)
Marketable securities:
Change in marketable securities (1)	N/A	5,403	1,135	4,268
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(9,831)	(2,574)	(7,257)
Change in net investment hedges (3)	N/A	58,756	15,227	43,529
Total other comprehensive income before reclassification adjustments		48,925	12,653	36,272
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,496	2,876	8,620
Total other comprehensive loss		$(114,701)	$(3,549)	$(111,152)

(1)Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in fiscal 2020.

(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

(3)Change in net investment hedges includes the termination of some net investment hedges, as described in Note 11, “Derivative Financial Instruments.”

		2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss), arising in the current year		$(200,144)	$(45,070)	$(155,074)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	8,532	2,132	6,400
Amortization of actuarial loss, net	Other expense, net	34,824	8,708	26,116
Total reclassification adjustments		43,356	10,840	32,516
Foreign currency translation:
Foreign currency translation adjustment	N/A	(119,126)	—	(119,126)
Marketable Securities:
Change in marketable securities	N/A	3,579	752	2,827
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(5,394)	(1,332)	(4,062)
Change in net investment hedges	N/A	58,138	14,299	43,839
Total other comprehensive income (loss) before reclassification adjustments		52,744	12,967	39,777
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,492	2,872	8,620
Total other comprehensive loss		$(208,099)	$(17,639)	$(190,460)

(1)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		2018
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss), arising in the current year		$69,476	$16,965	$52,511
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	9,636	2,731	6,905
Amortization of actuarial loss, net	Other expense, net	35,044	9,934	25,110
Total reclassification adjustments		44,680	12,665	32,015
Foreign currency translation:
Foreign currency translation adjustment	N/A	(22,987)	—	(22,987)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	23,872	9,529	14,343
Change in net investment hedges	N/A	(2,443)	(8,234)	5,791
Total other comprehensive income before reclassification adjustments		21,429	1,295	20,134
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,499	3,259	8,240
Total other comprehensive income		$124,097	$34,184	$89,913

(1)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income (AOCI) for the periods presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities	Total
	(In thousands)
Balance as of Jul. 1, 2017	$(974,232)	$(148,056)	$(140,449)	$—	$(1,262,737)
Other comprehensive income before reclassification adjustments	52,511	(22,987)	20,134	—	49,658
Amounts reclassified from accumulated other comprehensive loss	32,015	—	8,240	—	40,255
Amounts reclassified to retained earnings (1)	(205,353)	—	(31,092)	—	(236,445)
Balance as of Jun. 30, 2018	(1,095,059)	(171,043)	(143,167)	—	(1,409,269)
Other comprehensive income before reclassification adjustments	(155,074)	(119,126)	39,777	—	(234,423)
Amounts reclassified from accumulated other comprehensive loss	32,516	—	8,620	—	41,136
Amounts reclassified to retained earnings (1)	—	—	—	2,827	2,827
Balance as of Jun. 29, 2019	(1,217,617)	(290,169)	(94,770)	2,827	(1,599,729)
Other comprehensive income before reclassification adjustments	(92,743)	(112,215)	36,272	—	(168,686)
Amounts reclassified from accumulated other comprehensive loss	44,646	—	8,620	—	53,266
Change in marketable securities	—	—	—	4,268	4,268
Balance as of Jun. 27, 2020	$(1,265,714)	$(402,384)	$(49,878)	$7,095	$(1,710,881)

(1)Deferred taxes stranded in AOCI as a result of the Tax Act were reclassified to retained earnings as a result of early adopting Accounting Standards Update 2018-02.

19.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In November 2018, Sysco’s Omnibus Incentive Plan (2018 Plan) was adopted and reserved up to 51,500,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 51,500,000 authorized shares, the full 51,500,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, Sysco has issued options, restricted stock units and performance share units under the 2018 Plan. Vesting requirements for awards under the 2018 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2018 Plan are and will be no greater than ten years. As of June 27, 2020, there were 46,728,773 remaining shares authorized and available for grant in total under the 2018 Plan, of which the full 46,728,773 shares may be issued as options or stock appreciation rights, or as a combination of up to 15,640,344 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 27, 2020. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2018 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is ten years. Sysco’s policy is to utilize treasury stock for issuing shares upon share option exercise or share unit conversion.

Performance Share Units

During fiscal 2020 and 2019, 680,230 and 581,174 performance share units (PSUs), respectively, were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during fiscal 2020 and 2019 was $73.37 and $74.86, respectively. The PSUs granted will vest and convert into shares of Sysco common stock at the end of the performance periods, which conclude at the end of fiscal 2022 and fiscal 2021, respectively, based on financial performance targets consisting of Sysco’s compound annual growth rate on earnings per share and the average of adjusted return on invested capital.

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

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. Expected dividend yield is estimated based on the historical pattern of dividends and the average stock price for the year preceding the option grant. Expected volatility is based on historical volatility of Sysco’s stock, implied volatilities from traded options on Sysco’s stock and other factors. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. Sysco utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately in determining the expected life of awards for valuation purposes.

The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2020	2019	2018
Dividend yield	2.4%	2.5%	2.6%
Expected volatility	18.3%	16.9%	17.5%
Risk-free interest rate	1.5%	2.8%	2.0%
Expected Life	7.0 years	7.0 years	7.0 years

The following summary presents information regarding outstanding options as of June 27, 2020 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 29, 2019	14,989,277	$50.36
Granted	3,286,943	73.15
Exercised	4,518,342	44.19
Forfeited	1,809,674	62.52
Expired	—	—
Outstanding as of June 27, 2020	11,948,204	$57.12	6.98	$45,574
Vested or expected to vest as of June 27, 2020	5,762,300	$65.83	8.22	$9,400
Exercisable as of June 27, 2020	6,083,923	$48.67	5.77	$36,012

The total number of employee options granted was 3,286,943, 2,609,755 and 4,042,415 in fiscal years 2020, 2019 and 2018, respectively.

During fiscal 2020, 1,554,566 and 1,732,377 options were granted to 12 executive officers and approximately 174 other key employees, respectively. During fiscal 2019, 657,341 and 1,952,414 options were granted to 9 executive officers and approximately 179 other key employees, respectively. During fiscal 2018, 955,344 and 3,087,071 options were granted to 10 executive officers and 181 other key employees, respectively.

The weighted average grant date fair value of options granted in fiscal 2020, 2019 and 2018 was $10.57, $11.70 and $7.08, respectively. The total intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $11.6 million, $14.0 million and $17.7 million, respectively.

Restricted Stock Units

During fiscal 2020, 2019 and 2018, 704,732, 617,685 and 660,923 restricted stock units, respectively, were granted to employees, the majority of which will vest ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the date of grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2020, 2019 and 2018 was $71.01, $63.91 and $55.81, respectively. The total fair value of restricted stock units vested during fiscal 2020, 2019 and 2018 was $30.4 million, $35.3 million and $40.4 million, respectively. The total intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $35.7 million, $49.8 million and $56.4 million, respectively.

Non-Employee Director Awards

During fiscal 2020, 2019 and 2018, 27,431, 30,870 and 35,672 restricted equity awards, respectively, were granted to non-employee directors (NEDs), which will vest over a one-year period. NEDs may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2020, 2019 and 2018 was $74.17, $66.22 and $54.10, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2020, 2019 and 2018 was $2.0 million, $2.0 million and $2.9 million, respectively. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

NEDs may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. As a result of such elections, a total of 4,187, 10,672 and 21,478 shares with a weighted-average grant date fair value of $75.46, $67.45 and $54.69 per share were issued in fiscal 2020, 2019 and 2018, respectively, in the form of fully vested common stock or deferred units. The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2020, 2019 and 2018 was $0.2 million, $0.7 million and $1.2 million, respectively. Common stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

As of June 27, 2020, there were 81,066 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Equity Instruments Other Than Stock Options

The following summary presents information regarding outstanding non-vested awards as of June 27, 2020 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees, restricted awards granted to non-employee directors and PSUs.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of June 29, 2019	3,287,741	$58.40
Granted	1,505,605	72.28
Vested	(1,367,165)	54.44
Forfeited	(583,552)	64.97
Non-vested as of June 27, 2020	2,842,629	$66.31

2015 Employee Stock Purchase Plan

The Sysco ESPP permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares that may be sold pursuant to the ESPP may not exceed 79,000,000 shares, of which 5,149,259 remained available as of June 27, 2020. In order to enhance the company’s liquidity position in response to the COVID-19 pandemic, Sysco will temporarily reduce the discount applied to the common stock to 5% commencing fiscal 2021.

During fiscal 2020, 1,089,296 shares of Sysco common stock were purchased by the participants, as compared to 986,631 shares purchased in fiscal 2019 and 1,078,597 shares purchased in fiscal 2018. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $10.03, $10.17 and $8.38 per share during fiscal 2020, 2019 and 2018, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost included in operating expenses in the consolidated results of operations was $42.2 million, $104.9 million and $93.8 million for fiscal 2020, 2019 and 2018, respectively. The company’s expense related to its PSUs decreased, as the performance metrics either resulted in a below target payment for fiscal 2020 or are trending below target for awards not yet paid. The total income tax benefit for share-based compensation arrangements was $7.0 million, $21.7 million and $19.4 million for fiscal 2020, 2019 and 2018, respectively.

As of June 27, 2020, there was $79.3 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 1.91 years.

Cash received from option exercises and ESPP participation was $227.6 million, $253.1 million and $268.8 million during fiscal 2020, 2019 and 2018, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $25.4 million, $32.4 million and $38.4 million during fiscal 2020, 2019 and 2018, respectively.

20.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings (loss) before income taxes consists of the following:

	2020	2019	2018
	(In thousands)
U.S.	$742,332	$1,910,549	$1,765,793
Foreign	(448,948)	95,287	190,431
Total	$293,384	$2,005,836	$1,956,224

The income tax provision for each fiscal year consists of the following:

	2020	2019	2018
	(In thousands)
U.S. federal income taxes	$128,576	$262,940	$399,254
State and local income taxes	8,529	73,835	62,670
Foreign income taxes	(59,196)	(5,210)	63,534
Total	$77,909	$331,565	$525,458

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2020	2019	2018
	(In thousands)
Current	$269,226	$458,284	$337,550
Deferred	(191,317)	(126,719)	187,908
Total	$77,909	$331,565	$525,458

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	Jun. 27, 2020	Jun. 29, 2019
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$379,620	$274,231
Pension	184,616	157,670
Receivables	99,540	17,383
Deferred compensation	31,603	29,694
Share-based compensation	21,296	39,218
Inventory	17,069	12,139
Self-insured liabilities	3,409	16,496
Other	41,820	34,366
Deferred tax assets before valuation allowances	778,973	581,197
Valuation allowances	(137,862)	(127,807)
Total deferred tax assets	641,111	453,390
Deferred tax liabilities:
Goodwill and intangible assets	329,940	358,847
Excess tax depreciation and basis differences of assets	169,920	163,123
Other	33,737	22,892
Total deferred tax liabilities	533,597	544,862
Total net deferred tax assets (liabilities)	$107,514	$(91,472)

The company’s deferred tax asset for net operating loss carryforwards as of June 27, 2020 and June 29, 2019 consisted of state and foreign net operating tax loss carryforwards. The state net operating loss carryforwards outstanding as of June 27, 2020 expire in fiscal years 2021 through 2039. The foreign net operating loss carryforward periods vary by jurisdiction, from 17 years to unlimited.

The company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the company’s analysis, it was concluded that, as of June 27, 2020, a valuation allowance of $137.9 million should be established against the portion of the deferred tax asset attributable to certain foreign and United States (U.S.) state losses. The company will continue to monitor facts and circumstances in the reassessment of the likelihood that net operating loss carryforwards will be realized.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2020	2019	2018
U.S. statutory federal income tax rate	21.00%	21.00%	28.00%
State and local income taxes, net of any applicable federal income tax benefit	5.69	3.35	2.48
Foreign income taxes	(2.46)	(1.42)	0.07
Uncertain tax position	(1.44)	(0.31)	(0.22)
Tax benefit of equity-based compensation	(9.77)	(2.07)	(2.66)
Nondeductible impairment charges	17.65	—	—
Impact of U.S. Tax Reform	—	(4.64)	0.13
Other	(4.12)	0.62	(0.95)
Effective income tax rate	26.55%	16.53%	26.85%

The effective tax rate of 26.55% for fiscal 2020 was impacted by the tax benefits attributable to equity compensation exercises. Our foreign operations are subject to their earnings being taxed at rates different than our domestic tax rate, as well as credits, local permanent differences and other minimum taxes which resulted in a net decrease in the effective tax rate. Nondeductible asset impairment charges have an unfavorable impact. Included within “Other” is the effect of certain non-deductible expenses in the U.S. jurisdiction as well as the impact of U.S. tax credits, return to accrual adjustments and U.S. taxes on foreign earnings.

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

The effective tax rate of 26.85% for fiscal 2018 was favorably impacted by the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), as well as a reduction of the statutory tax rate in the U.S. and certain foreign jurisdictions. Foreign earnings taxed at rates different than our domestic tax rate had the impact of increasing the effective tax rate.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2020	2019
	(In thousands)
Unrecognized tax benefits at beginning of year	$26,109	$12,195
Additions for tax positions related to prior years	—	20,508
Reductions for tax positions related to prior years	(2,974)	(6,086)
Reductions due to settlements with taxing authorities	—	(508)
Unrecognized tax benefits at end of year	$23,135	$26,109

As of June 27, 2020, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $4.1 million. As of June 29, 2019, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $4.6 million. The expense recorded for interest and penalties related to unrecognized tax benefits was not material in any year presented. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

If Sysco were to recognize all unrecognized tax benefits recorded as of June 27, 2020, approximately $22.4 million of the $23.1 million reserve would reduce the effective tax rate. If Sysco were to recognize all unrecognized tax benefits recorded as of June 29, 2019, approximately $24.8 million of the $26.1 million reserve would reduce the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various jurisdictions and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. Sysco anticipates an immaterial decrease to the reserve within twelve months as a result of lapse of statutes.

Sysco’s federal tax returns for 2018 and subsequent tax years have statutes of limitations that remain open for audit. As of June 27, 2020, Sysco’s tax returns in the majority of the state and local and material foreign jurisdictions are no longer subject to audit for the years before 2012.

Other

Sysco intends to indefinitely reinvest income of its foreign operations, and, as a result, no accruals have been made with respect to the tax effects of unremitted earnings, including impacts of outside basis differences, withholding taxes any distributions may be subject to or residual U.S. income taxes, if any. As a result of the U.S. Tax Cuts and Jobs Act, unremitted earnings prior to the effective date of the act have been subject to U.S. income tax. Any residual tax effects are immaterial to the financial statements.

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

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing. A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2024. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of June 27, 2020 totaled approximately $6.1 billion. Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2021	$3,927,035
2022	1,402,700
2023	533,739
2024	253,533
2025	—

Sysco has contracts with various third-party service providers to receive information technology services. The services have been committed for periods up to fiscal 2026 and may be extended. As of June 27, 2020, the total remaining cost of the services over that period is expected to be approximately $321.7 million. A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources. Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time. If Sysco were to terminate all of the services in fiscal 2021, the estimated termination fees incurred in fiscal 2021 would be approximately $37.9 million.

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
•International Foodservice Operations - includes operations in the Americas and Europe, which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as the company’s operations that distribute to international customers. The company’s European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;
•SYGMA - the company’s U.S. customized distribution subsidiary; and
•Other - primarily its hotel supply operations.

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center. These also include all share-based compensation costs. During the fourth quarter of fiscal 2020, Sysco revised the way performance is assessed for the U.S. Foodservice Operations segment. As a result of this change, charges incurred by the company’s corporate and shared services center, to provide direct support functions to the U.S. Foodservice Operations reportable segment, have been reclassified from Corporate expenses into the U.S. Foodservice reportable segment. The segment information disclosed for fiscal 2020 reflects this change in reporting structure, and the fiscal 2019 and fiscal 2018 results reflect $201.0 million and $197.0 million of corporate expense reclassifications, respectively, to conform with the current year presentation.

The following tables set forth certain financial information for Sysco’s business segments.

	Fiscal Year
	2020	2019	2018
Sales:	(In thousands)
U.S. Foodservice Operations	$36,774,146	$41,288,188	$39,642,263
International Foodservice Operations	9,672,190	11,493,040	11,518,565
SYGMA	5,555,926	6,244,328	6,557,033
Other	891,048	1,088,366	1,009,463
Total	$52,893,310	$60,113,922	$58,727,324

	Fiscal Year
	2020	2019	2018
Operating income (loss):	(In thousands)
U.S. Foodservice Operations	$2,003,159	$2,991,794	$2,859,812
International Foodservice Operations	(371,407)	125,443	193,864
SYGMA	36,880	27,780	24,318
Other	(21,361)	35,848	39,485
Total segments	1,647,271	3,180,865	3,117,479
Corporate	(897,766)	(850,715)	(803,423)
Total operating income	749,505	2,330,150	2,314,056
Interest expense	408,220	360,423	395,483
Other expense (income), net	47,901	(36,109)	(37,651)
Earnings before income taxes	$293,384	$2,005,836	$1,956,224

	Fiscal Year
	2020	2019	2018
Depreciation and amortization:	(In thousands)
U.S. Foodservice Operations	$373,889	$342,277	$348,041
International Foodservice Operations	279,475	248,914	258,156
SYGMA	34,785	35,473	36,367
Other	12,072	10,868	9,599
Total segments	700,221	637,532	652,163
Corporate	105,544	126,403	113,335
Total	$805,765	$763,935	$765,498

	Fiscal Year
	2020	2019	2018
Capital Expenditures:	(In thousands)
U.S. Foodservice Operations	$263,943	$327,005	$262,887
International Foodservice Operations	217,694	249,527	157,139
SYGMA	23,657	36,396	45,132
Other	21,000	25,003	11,406
Total segments	526,294	637,931	476,564
Corporate	194,129	54,460	211,251
Total	$720,423	$692,391	$687,815

	Fiscal Year
	2020	2019	2018
Assets:	(In thousands)
U.S. Foodservice Operations	$6,647,288	$7,238,309	$7,039,354
International Foodservice Operations	6,258,382	5,888,275	6,112,666
SYGMA	685,184	624,720	662,290
Other	458,316	477,038	452,426
Total segments	14,049,170	14,228,342	14,266,736
Corporate	8,579,096	3,738,180	3,803,668
Total	$22,628,266	$17,966,522	$18,070,404

Information concerning geographic areas is as follows:

	Fiscal Year
	2020	2019	2018
	(In thousands)
Sales:
United States	$42,803,700	$48,257,385	$46,812,297
Canada	4,105,236	4,660,030	4,661,615
United Kingdom	2,481,712	3,133,793	3,176,069
France	1,222,742	1,581,663	1,625,407
Other	2,279,920	2,481,051	2,451,936
Total	$52,893,310	$60,113,922	$58,727,324
Long-lived assets:
United States	$3,340,920	$3,361,629	$3,448,164
Canada	331,196	334,177	318,410
France	308,983	329,923	240,507
United Kingdom	255,153	270,613	319,664
Other	222,315	205,363	194,915
Total	$4,458,567	$4,501,705	$4,521,660

The sales mix for the principal product categories by segment is disclosed in Note 4, “Revenue.”

23.  QUARTERLY RESULTS (UNAUDITED)

Sysco’s fiscal year includes four quarterly periods that are comprised of thirteen weeks each. Financial information for each 13-week period in the fiscal years ended June 27, 2020 and June 29, 2019 is set forth below:

	Fiscal 2020 Quarter Ended
	September 28	December 28	March 28	June 27	Fiscal Year
	(In thousands except for per share data)
Sales	$15,303,005	$15,025,042	$13,698,699	$8,866,564	$52,893,310
Cost of sales	12,359,635	12,196,643	11,134,459	7,300,909	42,991,646
Gross profit	2,943,370	2,828,399	2,564,240	1,565,655	9,901,664
Operating expenses (1)	2,275,052	2,275,906	2,503,966	2,097,235	9,152,159
Operating income (loss)	668,318	552,493	60,274	(531,580)	749,505
Interest expense	83,335	76,762	83,854	164,269	408,220
Other expense (income), net (2)	3,112	(807)	5,200	40,396	47,901
Earnings before income taxes	581,871	476,538	(28,780)	(736,245)	293,384
Income taxes	128,090	93,128	(25,483)	(117,826)	77,909
Net earnings (loss)	$453,781	$383,410	$(3,297)	$(618,419)	$215,475
Per share:
Basic net earnings (loss) (3)	$0.88	$0.75	$(0.01)	$(1.22)	$0.42
Diluted net earnings (loss) (3)	0.87	0.74	(0.01)	(1.22)	0.42
Dividends declared	0.39	0.45	0.45	0.45	1.74

(1) Sysco’s results in the third and fourth quarters of fiscal 2020 included charges associated with the COVID-19 pandemic, such as $323.4 million of excess bad debt expense and $203.2 million of goodwill impairment.
(2) Sysco’s fourth quarter of fiscal 2020 results included a $55.9 million impairment on assets held for sale.
(3) Quarterly basic and diluted earnings (loss) per share amounts may not add up to the full fiscal year total presented due to rounding. Basic and diluted earnings (loss) per share is calculated by dividing net earnings (loss) by basic and diluted shares outstanding, respectively.

	Fiscal 2019 Quarter Ended
	September 29	December 29	March 30	June 29	Fiscal Year
	(In thousands except for per share data)
Sales	$15,215,279	$14,765,707	$14,658,074	$15,474,862	$60,113,922
Cost of sales	12,311,494	11,993,995	11,903,776	12,495,670	48,704,935
Gross profit	2,903,785	2,771,712	2,754,298	2,979,192	11,408,987
Operating expenses	2,275,645	2,319,817	2,224,713	2,258,662	9,078,837
Operating income	628,140	451,895	529,585	720,530	2,330,150
Interest expense	89,016	87,113	94,514	89,780	360,423
Other expense (income), net (1)	1,132	10,197	4,120	(51,558)	(36,109)
Earnings before income taxes	537,992	354,585	430,951	682,308	2,005,836
Income taxes (2)	106,950	87,205	(9,132)	146,542	331,565
Net earnings	$431,042	$267,380	$440,083	$535,766	$1,674,271
Per share:
Basic net earnings (3)	$0.83	$0.52	$0.86	$1.04	$3.24
Diluted net earnings (3)	0.81	0.51	0.85	1.03	3.20
Dividends declared	0.36	0.39	0.39	0.39	1.53

(1)Sysco’s fourth quarter of fiscal 2019 results included a $66.3 million gain on the sale of Iowa Premium, LLC.
(2)Sysco’s third quarter of fiscal 2019 results included the recognition of $95.1 million of foreign tax credits generated as a result of distributions to Sysco from its foreign operations at the end of fiscal 2018. See Note 20, “Income Taxes.”
(3) Quarterly basic and diluted earnings (loss) per share amounts may not add up to the full fiscal year total presented due to rounding. Basic and diluted earnings (loss) per share is calculated by dividing net earnings (loss) by basic and diluted shares outstanding, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 27, 2020, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 61.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended June 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2020 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2020 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2020 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2020 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2020 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.All financial statements. See Index to Consolidated Financial Statements on page 60 of this Form 10-K.

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
Amendment dated as of May 20, 2020 to Credit Agreement dated as of June 28, 2019, among Sysco Corporation, Sysco Canada, Inc., Sysco EU II S.à r.l., the subsidiary guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 22, 2020 (File No. 1-6544).

10.3	—
Credit Agreement dated as of May 20, 2020, among Sysco Corporation, the subsidiary guarantors party thereto, Bank of America, N.A., as administrative agent, Deutsche Bank Securities, Inc., Goldman Sachs Bank (USA), The Toronto-Dominion Bank, New York Branch, and Wells Fargo Bank, National Association, as syndication agents, and BofA Securities, Inc., Deutsche Bank Securities, Inc., Goldman Sachs Bank (USA), TD Securities (USA) LLC, and Wells Fargo Bank, National Association, as joint bookrunners and lead arrangers, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2020 (File No. 1-6544).

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

10.8	—
Commercial Paper Dealer Agreement, dated as of February 3, 2017, between Sysco Corporation, as issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

10.9	—
Issuing and Paying Agency Agreement dated April 30, 2020 between Brake Bros. Limited, as Issuer, and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 28, 2020 filed on May 6, 2020 (File No. 1-6544).

10.10	—
Dealer Agreement dated April 30, 2020 between Brake Bros. Limited, as Issuer, and Barclays Bank PLC, as Arranger, and Barclays Bank PLC, as Dealer, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 28, 2020 filed on May 6, 2020 (File No. 1-6544).

10.11	—
Demand Facility Agreement, dated as of June 30, 2011, between SFS Canada I, LP and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.12	—
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

10.26†	—	Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.27†	—
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

10.30†	—
Amendment 2018-1 to the Sysco Corporation Management Savings Plan, adopted effective January 1, 2018, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.31†	—
Amendment 2018-2 to the Sysco Corporation Management Savings Plan, adopted effective May 25, 2018, incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended June 30, 2018 (File No. 1-6544).

10.32†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.33†	—
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

10.37†	—
Form of Stock Option Grant Agreement (Fiscal Year 2018) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 1-6544).

10.38†	—
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
Sysco Corporation Fiscal 2020 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective August 19, 2019, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 28, 2019 filed on November 5, 2019 (File No. 1-6544).

10.43†	—	Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Appendix II to the Sysco Corporation Proxy Statement filed October 5, 2018 (File No. 1-6544).

10.44†	—
Form of Stock Option Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended June 29, 2019 (File No. 1-6544).

10.45†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan , incorporated by reference to Exhibit 10.42 to the Form 10-K for the fiscal year ended June 29, 2019 (File No. 1-6544).

10.46†	—
Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 29, 2018 filed on February 5, 2019.

10.47†	—
Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan), incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 29, 2018 filed on February 5, 2019.

10.48†	—
Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.49†	—	Sysco Corporation Non-Employee Directors Stock Election Policy, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 30, 2019 filed on May 7, 2019 (File No. 1-6544).

10.50†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.51†	—
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

10.54†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.55†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.56†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to the Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.57	—	Form of Severance Letter Agreement for Executive Vice Presidents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.58	—	Form of Sysco Protective Covenants Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.62†	—
Letter Agreement, dated as of January 10, 2020, by and between Kevin P. Hourican and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 16, 2020 (File No. 1-6544).

10.63†	—
Separation Agreement, dated as of January 12, 2020, by and between Thomas L. Bené and Sysco Corporation, incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 16, 2020 (File No. 1-6544).

21.1#	—	Subsidiaries of the Registrant.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104#		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of August 2020.

SYSCO CORPORATION
By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ KEVIN P. HOURICAN	President and Chief Executive Officer
Kevin P. Hourican	(principal executive officer)

/s/ JOEL T. GRADE	Executive Vice President and Chief Financial Officer
Joel T. Grade	(principal financial officer)

/s/ ANITA A. ZIELINSKI	Senior Vice President and Chief Accounting Officer
Anita A. Zielinski	(principal accounting officer)

DIRECTORS:

/s/ DANIEL J. BRUTTO	/s/ HANS-JOACHIM KOERBER
Daniel J. Brutto	Hans-Joachim Koerber

/s/ JOHN M. CASSADAY	/s/ STEPHANIE A. LUNDQUIST
John M. Cassaday	Stephanie A. Lundquist

/s/ JOSHUA D. FRANK	/s/ NANCY S. NEWCOMB
Joshua D. Frank	Nancy S. Newcomb

/s/ LARRY C. GLASSCOCK	/s/ NELSON PELTZ
Larry C. Glasscock	Nelson Peltz

/s/ BRADLEY M. HALVERSON	/s/ EDWARD D. SHIRLEY
Bradley M. Halverson	Edward D. Shirley

/s/ JOHN M. HINSHAW	/s/ SHEILA G. TALTON
John M. Hinshaw	Sheila G. Talton

/s/ KEVIN P. HOURICAN
Kevin P. Hourican