Form 10-Q
period 2020-09-26
SYSCO CORP
filed 2020-11-04
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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

509,358,649 shares of common stock were outstanding as of October 16, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Sep. 26, 2020	Jun. 27, 2020

ASSETS
Current assets
Cash and cash equivalents	$5,985,532	$6,059,427
Accounts receivable, less allowances of $265,597 and $334,810	3,106,466	2,893,551
Inventories	3,134,732	3,095,085
Prepaid expenses and other current assets	197,074	192,163
Income tax receivable	9,294	108,006
Total current assets	12,433,098	12,348,232
Plant and equipment at cost, less accumulated depreciation	4,404,597	4,458,567
Other long-term assets
Goodwill	3,794,152	3,732,469
Intangibles, less amortization	776,598	780,172
Deferred income taxes	228,234	194,115
Operating lease right-of-use assets, net	621,307	603,616
Other assets	483,572	511,095
Total other long-term assets	5,903,863	5,821,467
Total assets	$22,741,558	$22,628,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$5,408	$2,266
Accounts payable	4,035,332	3,447,065
Accrued expenses	1,697,995	1,616,289
Accrued income taxes	—	2,938
Current operating lease liabilities	108,704	107,167
Current maturities of long-term debt	1,320,628	1,542,128
Total current liabilities	7,168,067	6,717,853
Long-term liabilities
Long-term debt	12,422,780	12,902,485
Deferred income taxes	54,011	86,601
Long-term operating lease liabilities	545,485	523,496
Other long-term liabilities	1,217,227	1,204,953
Total long-term liabilities	14,239,503	14,717,535
Noncontrolling interest	33,977	34,265
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,534,281	1,506,901
Retained earnings	10,546,598	10,563,008
Accumulated other comprehensive loss	(1,612,386)	(1,710,881)
Treasury stock at cost, 256,075,772 and 256,915,825 shares	(9,933,657)	(9,965,590)
Total shareholders’ equity	1,300,011	1,158,613
Total liabilities and shareholders’ equity	$22,741,558	$22,628,266
Note: The June 27, 2020 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended
	Sep. 26, 2020	Sep. 28, 2019
Sales	$11,777,379	$15,303,005
Cost of sales	9,557,534	12,359,635
Gross profit	2,219,845	2,943,370
Operating expenses	1,800,266	2,275,052
Operating income	419,579	668,318
Interest expense	146,717	83,335
Other expense (income), net	14,124	3,112
Earnings before income taxes	258,738	581,871
Income taxes	41,838	128,090
Net earnings	$216,900	$453,781

Net earnings:
Basic earnings per share	$0.43	$0.88
Diluted earnings per share	0.42	0.87

Average shares outstanding	509,127,405	513,496,296
Diluted shares outstanding	510,738,760	518,761,456

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 26, 2020	Sep. 28, 2019
Net earnings	$216,900	$453,781
Other comprehensive income (loss):
Foreign currency translation adjustment	113,140	(126,159)
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155
Change in net investment hedges	(11,261)	30,000
Change in cash flow hedges	(12,967)	9,259
Amortization of prior service cost	137	1,428
Amortization of actuarial loss	7,765	6,683
Change in marketable securities	(474)	933
Total other comprehensive income (loss)	98,495	(75,701)
Comprehensive income	$315,395	$378,080

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 27, 2020	765,174,900	$765,175	$1,506,901	$10,563,008	$(1,710,881)	256,915,825	$(9,965,590)	$1,158,613
Net earnings				216,900				216,900
Foreign currency translation adjustment					113,140			113,140
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(12,967)			(12,967)
Change in net investment hedges, net of tax					(11,261)			(11,261)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					7,902			7,902
Change in marketable securities, net of tax					(474)			(474)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), net of tax				(2,068)				(2,068)
Dividends declared ($0.45 per common share)				(231,242)				(231,242)
Share-based compensation awards			27,380			(840,053)	31,933	59,313
Balance as of September 26, 2020	765,174,900	$765,175	$1,534,281	$10,546,598	$(1,612,386)	256,075,772	$(9,933,657)	$1,300,011

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2019	765,174,900	$765,175	$1,457,419	$11,229,679	$(1,599,729)	252,297,926	$(9,349,941)	$2,502,603
Net earnings				453,781				453,781
Foreign currency translation adjustment					(126,159)			(126,159)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					9,259			9,259
Change in net investment hedges, net of tax					30,000			30,000
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					8,111			8,111
Change in marketable securities, net of tax					933			933
Adoption of ASU 2016-02, Leases (Topic 842), net of tax				1,978				1,978
Dividends declared ($0.39 per common share)				(198,605)				(198,605)
Treasury stock purchases						4,587,397	(347,867)	(347,867)
Share-based compensation awards			33,242			(2,574,697)	85,317	118,559
Balance as of September 28, 2019	765,174,900	$765,175	$1,490,661	$11,486,833	$(1,675,430)	254,310,626	$(9,612,491)	$2,454,748

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 26, 2020	Sep. 28, 2019
Cash flows from operating activities:
Net earnings	$216,900	$453,781
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	25,834	21,386
Depreciation and amortization	180,520	187,405
Operating lease asset amortization	27,379	26,925
Amortization of debt issuance and other debt-related costs	6,554	4,920
Deferred income taxes	(53,579)	(25,494)
Provision for losses on receivables	(77,790)	18,712
Loss on sale of business	12,043	—
Other non-cash items	(6,641)	2,295
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(111,261)	(236,136)
Increase in inventories	(23,320)	(186,331)
Decrease (increase) in prepaid expenses and other current assets	5,577	(30,133)
Increase (decrease) in accounts payable	577,013	(38,894)
Increase (decrease) in accrued expenses	56,042	(92,661)
Decrease in operating lease liabilities	(31,167)	(30,597)
Increase in accrued income taxes	98,712	89,467
Decrease in other assets	7,187	3,141
Increase in other long-term liabilities	20,911	3,793
Net cash provided by operating activities	930,914	171,579
Cash flows from investing activities:
Additions to plant and equipment	(75,539)	(175,728)
Proceeds from sales of plant and equipment	7,064	4,902
Acquisition of businesses, net of cash acquired	—	(74,814)
Purchase of marketable securities	(26,557)	(4,002)
Proceeds from sales of marketable securities	12,166	3,018
Net cash used for investing activities	(82,866)	(246,624)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	3,110	533,400
Other debt borrowings	6,159	31,789
Other debt repayments	(762,858)	(16,139)
Proceeds from stock option exercises	31,933	85,317
Treasury stock purchases	—	(349,314)
Dividends paid	(228,714)	(200,037)
Other financing activities	(457)	(22,311)
Net cash (used for) provided by financing activities	(950,827)	62,705
Effect of exchange rates on cash, cash equivalents and restricted cash	17,095	(5,485)
Net decrease in cash, cash equivalents and restricted cash	(85,684)	(17,825)
Cash, cash equivalents and restricted cash at beginning of period	6,095,570	532,245
Cash, cash equivalents and restricted cash at end of period	$6,009,886	$514,420
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$104,879	$84,407
Income taxes	6,851	70,013
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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020. Sysco’s fiscal year ends on the Saturday nearest to June 30th. This results in a 53-week year ending July 3, 2021 for fiscal 2021. Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Sep. 26, 2020	Sep. 28, 2019
	(In thousands)
Cash and cash equivalents	$5,985,532	$455,482
Restricted cash (1)	24,354	58,938
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$6,009,886	$514,420

(1)Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

2. CHANGES IN ACCOUNTING

Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. Sysco adopted this ASU as of June 28, 2020, the first day of fiscal 2021, with no significant impact to the company's financial statements.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends Accounting Standards Codification (ASC) 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. Sysco adopted this ASU on June 28, 2020 on a prospective basis with no effect on the company’s financial statements.

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $2.9 billion and $2.7 billion as of September 26, 2020 and June 27, 2020, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of September 26, 2020, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Sep. 26, 2020
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$1,491,000	$314,172	$428,919	$—	$2,234,091
Canned and dry products	1,391,218	391,578	29,573	—	1,812,369
Frozen fruits, vegetables, bakery and other	1,048,833	426,565	256,787	—	1,732,185
Poultry	830,775	179,026	216,635	—	1,226,436
Dairy products	819,493	232,956	147,029	—	1,199,478
Fresh produce	767,097	170,538	64,982	—	1,002,617
Paper and disposables	677,321	90,709	179,174	11,638	958,842
Seafood	481,717	88,567	25,096	—	595,380
Beverage products	179,652	77,466	148,591	11,210	416,919
Other (1)	234,427	192,116	27,362	145,157	599,062
Total Sales	$7,921,533	$2,163,693	$1,524,148	$168,005	$11,777,379

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

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

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and other janitorial products, medical supplies and smallwares.

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

Sysco determines the past due status of trade receivables based on contractual terms with each customer, evaluates the collectability of accounts receivable and determines the appropriate reserve for doubtful accounts or the uncollectible receivables to be written off. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures and a portion of Sysco’s customers are closed. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. To calculate the ending reserve needed, the company estimated uncollectible amounts based on the current collection experience and by applying write-off percentages based on historical loss experience, including loss experience during times of local and regional disasters. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ.

In the first quarter of fiscal 2021, Sysco recognized a net $77.8 million benefit on its provision for losses on receivables. In the third and fourth quarters of fiscal 2020, the company experienced an increase in past due receivables and recognized additional bad debt charges on its trade receivables that were outstanding at the time the pandemic caused closures among our customers in mid-March 2020. These receivables were all created in fiscal 2020 and are referred to as pre-pandemic receivables. In the first quarter of fiscal 2021, collections of the company’s pre-pandemic receivables have improved, and its reserve for doubtful accounts has been reduced accordingly, resulting in a $98.6 million benefit. Additional reserves of $20.8 million were recorded in the first quarter of fiscal 2021 for receivables relating to periods beginning after the onset of the COVID-19 pandemic.

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

The fair value of the company’s marketable securities are all measured using inputs that are considered a Level 2 measurement, as they rely on quoted prices in markets that are not actively traded or observable inputs over the full term of the asset. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 5, “Marketable Securities.” The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 6, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of September 26, 2020 and June 27, 2020:

	Assets Measured at Fair Value as of Sep. 26, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$5,038,629	$469,034	$—	$5,507,663
Other assets (1)	24,354	—	—	24,354
Total assets at fair value	$5,062,983	$469,034	$—	$5,532,017

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jun. 27, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$5,245,487	$300,200	$—	$5,545,687
Other assets (1)	36,143	—	—	36,143
Total assets at fair value	$5,281,630	$300,200	$—	$5,581,830

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $15.8 billion and $16.3 billion as of September 26, 2020 and June 27, 2020, respectively. The carrying value of total debt was $13.7 billion and $14.4 billion as of September 26, 2020 and June 27, 2020, respectively.

5. MARKETABLE SECURITIES

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

ASC 326 requires Sysco to estimate lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position by assessing credit indicators, including credit ratings, for the applicable securities. If the assessment indicates that an expected credit loss exists, the company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the consolidated results of operations. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 13 weeks of fiscal 2021. The following table presents the company’s available-for-sale marketable securities as of September 26, 2020 and June 27, 2020:

	Sep. 26, 2020
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$88,593	$3,524	$(174)	$91,943	$17,762	$74,181
Government bonds	33,265	5,035	(1)	38,299	—	38,299
Total marketable securities	$121,858	$8,559	$(175)	$130,242	$17,762	$112,480

	Jun. 27, 2020
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$78,651	$4,064	$—	$82,715	$18,233	$64,482
Government bonds	28,633	4,919	—	33,552	—	33,552
Total marketable securities	$107,284	$8,983	$—	$116,267	$18,233	$98,034

The fixed income securities held at September 26, 2020 had effective maturities ranging from less than one year to approximately ten years. There were no significant realized gains or losses in marketable securities in the first quarter of fiscal 2021.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. In the first quarter of fiscal 2021, Sysco settled some of its previously held interest rate swap contracts, which had a notional value of $750 million, due to the redemption of Sysco’s 2.60% senior notes.

Hedging of foreign currency risk

Sysco previously entered into cross-currency swap contracts to hedge the foreign currency transaction risk of certain intercompany loans. There were no credit-risk related contingent features associated with these swaps, which had been designated as cash flow hedges. In the first quarter of 2021, Sysco settled its cross-currency swaps, which had a notional value of £234 million. The company also previously used euro-bond denominated debt to hedge the foreign currency exposure of our net investment in certain foreign operations. Additionally, Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of September 26, 2020 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (September 28, 2020 to October 2020)	Swedish Krona	57
Various (October 2020 to February 2021)	British Pound Sterling	7
June 2023	Euro	500

Hedging of fuel risk
Various (September 30, 2020 to December 2021)	Gallons	43

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of September 26, 2020 and June 27, 2020 are as follows:

		Derivative Fair Value
	Balance Sheet location	Sep. 26, 2020	Jun. 27, 2020
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$4,013	$1,388
Interest rate swaps	Other assets	62,594	69,782

Cash Flow Hedges:
Fuel swaps	Other current assets	$455	$233
Foreign currency forwards	Other current assets	753	1,063
Fuel swaps	Other assets	385	1,173
Cross currency swaps	Other assets	—	19,614
Fuel swaps	Other current liabilities	21,160	28,242
Foreign currency forwards	Other current liabilities	—	222

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	Sep. 26, 2020	Sep. 28, 2019
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$146,717	$83,335
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(9,998)	$(24,736)
Derivatives designated as hedging instruments	3,457	8,857

    The losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	13-Week Period Ended
	Sep. 26, 2020	Sep. 28, 2019
	(In thousands)
Interest expense	$(14,834)	$(14,557)
Increase (decrease) in fair value of debt	(4,836)	10,179
Hedged items	$(9,998)	$(24,736)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended September 26, 2020 and September 28, 2019, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 26, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$2,891	Operating expense	$(8,652)
Foreign currency contracts	(19,732)	Cost of sales / Other income	(2,692)
Total	$(16,841)		$(11,344)

Derivatives in net investment hedging relationships:
Foreign denominated debt	(36,550)	N/A	—
Total	$(36,550)		$—

	13-Week Period Ended Sep. 28, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$344	Operating expense	$(3,406)
Foreign currency contracts	12,307	Cost of sales / Other income	2
Total	$12,651		$(3,404)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$20,852	N/A	$—
Foreign denominated debt	21,450	N/A	—
Total	$42,302		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of September 26, 2020 are as follows:

	Sep. 26, 2020
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,678)	$(4,198)
Long-term debt	(1,064,374)	(62,594)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 27, 2020 are as follows:

	Jun. 27, 2020
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(749,924)	$(1,388)
Long-term debt	(1,563,636)	(70,239)

7. DEBT

The company has a $2.0 billion long-term revolving credit facility that expires on June 28, 2024, subject to extension. As of September 26, 2020, there were $700.0 million in borrowings outstanding under this facility. Sysco has a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of September 26, 2020, there were no commercial paper issuances outstanding under this program. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. Sysco’s United Kingdom-based subsidiary, Brake Bros Limited, has a separate U.K. commercial paper program for the purpose of issuing short-term, unsecured Sterling-denominated notes in an aggregate amount not to exceed £600.0 million. As of September 26, 2020, there were £600.0 million in aggregate principal amount of notes outstanding under this commercial paper program. The notes under this commercial paper program will mature on May 7, 2021 and are classified within current maturities of long-term debt. During the first 13 weeks of fiscal 2021, aggregate outstanding commercial paper issuances, borrowings under our long-term revolving credit facility and short-term bank borrowings ranged from approximately $1.4 billion to approximately $1.5 billion.

In September 2020, Sysco redeemed all $750 million of its outstanding 2.60% senior notes prior to the October 2020 maturity utilizing a combination of cash flow from operations and net proceeds from senior note issuances in fiscal 2020.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 26, 2020	Sep. 28, 2019
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$216,900	$453,781
Denominator:
Weighted-average basic shares outstanding	509,127,405	513,496,296
Dilutive effect of share-based awards	1,611,355	5,265,160
Weighted-average diluted shares outstanding	510,738,760	518,761,456
Basic earnings per share	$0.43	$0.88
Diluted earnings per share	$0.42	$0.87

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 6,110,000 and 3,321,000 for the first quarter of fiscal 2021 and fiscal 2020, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $315.4 million and $378.1 million for the first quarter of fiscal 2021 and fiscal 2020, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 26, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$183	$46	$137
Amortization of actuarial loss, net	Other expense, net	10,353	2,588	7,765
Total reclassification adjustments		10,536	2,634	7,902
Foreign currency translation:
Foreign currency translation adjustment	N/A	113,140	—	113,140
Marketable securities:
Change in marketable securities (1)	N/A	(600)	(126)	(474)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge (3)	Operating expenses (2)	(16,841)	(3,874)	(12,967)
Change in net investment hedge	N/A	(20,399)	(9,138)	(11,261)
Total other comprehensive income before reclassification adjustments		(37,240)	(13,012)	(24,228)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income		$88,710	$(9,785)	$98,495

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2021.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(3)Change in cash flow hedges includes the termination of some cash flow hedges, as described in Note 6, “Derivative Financial Instruments.”

		13-Week Period Ended Sep. 28, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$1,905	$477	$1,428
Amortization of actuarial loss, net	Other expense, net	8,942	2,259	6,683
Total reclassification adjustments		10,847	2,736	8,111
Foreign currency translation:
Foreign currency translation adjustment	N/A	(126,159)	—	(126,159)
Marketable Securities:
Change in marketable securities (1)	N/A	1,181	248	933
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	12,651	3,392	9,259
Change in net investment hedges	N/A	42,302	12,302	30,000
Total other comprehensive income (loss) before reclassification adjustments		54,953	15,694	39,259
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive loss		$(56,304)	$19,397	$(75,701)

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2020.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 26, 2020
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of June 27, 2020	$(1,265,714)	$(402,384)	$(49,878)	$7,095	$(1,710,881)
Equity adjustment from foreign currency translation	—	113,140	—	—	113,140
Amortization of cash flow hedges	—	—	2,155	—	2,155
Change in net investment hedges	—	—	(11,261)	—	(11,261)
Change in cash flow hedge	—	—	(12,967)	—	(12,967)
Amortization of unrecognized prior service cost	137	—	—	—	137
Amortization of unrecognized net actuarial losses	7,765	—	—	—	7,765
Change in marketable securities	—	—	—	(474)	(474)
Balance as of Sep. 26, 2020	$(1,257,812)	$(289,244)	$(71,951)	$6,621	$(1,612,386)

	13-Week Period Ended Sep. 28, 2019
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2019	$(1,217,617)	$(290,169)	$(94,770)	2,827	$(1,599,729)
Equity adjustment from foreign currency translation	—	(126,159)	—	—	(126,159)
Amortization of cash flow hedges	—	—	2,155	—	2,155
Change in net investment hedges	—	—	30,000	—	30,000
Change in cash flow hedge	—	—	9,259	—	9,259
Amortization of unrecognized prior service cost	1,428	—	—	—	1,428
Amortization of unrecognized net actuarial losses	6,683	—	—	—	6,683
Change in marketable securities	—	—	—	933	933
Balance as of Sep. 28, 2019	$(1,209,506)	$(416,328)	$(53,356)	$3,760	$(1,675,430)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first quarter of fiscal 2021, options to purchase 1,868,184 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first quarter of fiscal 2021 was $13.44.

In the first quarter of fiscal 2021, 749,505 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first quarter of fiscal 2021 was $57.92. The PSUs will convert into shares of Sysco common stock at the end of the two-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first quarter of fiscal 2021, 395,803 restricted stock units were granted to employees. The weighted average grant-date fair value per restricted stock unit granted during the first quarter of fiscal 2021 was $57.01.

Employee Stock Purchase Plan

Plan participants purchased 273,323 shares of common stock under the Sysco ESPP during the first quarter of fiscal 2021. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $8.20 during the first quarter of fiscal 2021. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $25.8 million and $21.4 million for the first quarter of fiscal 2021 and fiscal 2020, respectively.

As of September 26, 2020, there was $143.7 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.01 years.

11.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the first quarters of fiscal 2021 and 2020 were 16.17% and 22.01%, respectively. As compared to the company’s statutory tax rate, the lower effective tax rate for the first quarter of fiscal 2021 was impacted by (1) the $7.6 million tax benefit attributable to the sale of the stock of Cake Corporation, (2) the impact of changes in tax law in the U.K. of $5.5 million and, (3) the favorable impact of excess tax benefits of equity-based compensation that totaled $2.3 million. The lower effective tax rate for the first quarter of fiscal 2020 was primarily due to the favorable impact of excess tax benefits of equity-based compensation that totaled $15.7 million.

Uncertain Tax Positions

As of September 26, 2020, the gross amount of unrecognized tax benefit and related accrued interest was $20.4 million and $2.1 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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
•SYGMA – the company’s U.S. customized distribution subsidiary; and
•Other – primarily our hotel supply operations, Guest Worldwide. Sysco sold its interests in Cake Corporation in the first quarter of fiscal 2021.

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center. These also include all share-based compensation costs. During the fourth quarter of fiscal 2020, Sysco revised the way performance is assessed for the U.S. Foodservice Operations segment. As a result of this change, charges incurred by the company’s corporate and shared services center, to provide direct support functions to the U.S. Foodservice Operations reportable segment, have been reclassified from Corporate expenses into the U.S. Foodservice reportable segment. The segment information disclosed for the first quarter of fiscal 2021 reflects this change in reporting structure and the first quarter of fiscal 2020 results reflect $67.8 million of corporate expense reclassifications to conform with the current year presentation.

The following tables set forth certain financial information for Sysco’s reportable business segments.

	13-Week Period Ended
	Sep. 26, 2020	Sep. 28, 2019
Sales:	(In thousands)
U.S. Foodservice Operations	$7,921,533	$10,658,633
International Foodservice Operations	2,163,693	2,912,388
SYGMA	1,524,148	1,446,994
Other	168,005	284,990
Total	$11,777,379	$15,303,005

	13-Week Period Ended
	Sep. 26, 2020	Sep. 28, 2019
Operating income (loss):	(In thousands)
U.S. Foodservice Operations	$588,409	$793,618
International Foodservice Operations	(537)	54,800
SYGMA	11,692	7,570
Other	(5)	10,137
Total segments	599,559	866,125
Corporate	(179,980)	(197,807)
Total operating income	419,579	668,318
Interest expense	146,717	83,335
Other expense (income), net	14,124	3,112
Earnings before income taxes	$258,738	$581,871

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 27, 2020, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020 (our fiscal 2020 Form 10-K), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Sysco’s fiscal year ends on the Saturday nearest to June 30th. This results in a 53-week year ending July 3, 2021 for fiscal 2021.

Sysco’s results of operations for fiscal 2021 and fiscal 2020 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. All acquisition-related costs in fiscal 2021 and fiscal 2020 that have been designated as Certain Items relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). These include acquisition-related intangible amortization expense.

Fiscal 2021 results of operations were also positively impacted by the reduction of bad debt expense previously recognized in fiscal 2020 due to the unexpected impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures and a portion of Sysco’s customers are closed. Some of these customers ceased paying their outstanding receivables, creating uncertainty as to their collectability. We experienced an increase in past due receivables and recognized additional bad debt charges in the third and fourth quarters of fiscal 2020; however, collections have improved in fiscal 2021. We have estimated uncollectible amounts based on the current collection experience and by applying write-off percentages based on historical loss experience, including loss experience during times of local and regional disasters. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ and additional charges may be required; however, if collections continue to improve, it is also possible that additional reductions in our bad debt reserve could occur. While Sysco traditionally incurs bad debt expense, the magnitude of such expenses and benefits that we have experienced is not indicative of our normal operations. Our adjusted results have not been normalized in a manner that would exclude the full impact of the COVID-19 pandemic on our business. As such, Sysco has not adjusted its results for lost sales, inventory write-offs or other costs associated with the COVID-19 pandemic not previously stated.

The fiscal 2021 and fiscal 2020 items discussed above are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our International Foodservice Operations results on a constant currency basis. Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items, and certain metrics are stated on a constant currency basis.

More information on the rationale for the use of non-GAAP financial measures and reconciliations to the most directly comparable numbers calculated in accordance with U.S. generally accepted accounting principles (GAAP) can be found under “Non-GAAP Reconciliations.”

During the fourth quarter of fiscal 2020, Sysco revised the way performance is assessed for the U.S. Foodservice Operations segment. As a result of this change, charges incurred by the company’s corporate office to provide direct support functions to the U.S. Foodservice Operations reportable segment have been reclassified from Corporate expenses into the U.S. Foodservice reportable segment. The segment information disclosed for fiscal 2021 reflects this change in reporting structure and prior year amounts have been reclassified to conform with the current year presentation.

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

Highlights and Trends

Highlights

Our first quarter of fiscal 2021 results continue to be impacted by the COVID-19 pandemic; however, we produced positive free cash flow and with our overall expense management, we experienced a profitable quarter despite a 23% reduction in sales. We saw improvement in the overall sales environment throughout the quarter and remain focused upon serving our customers. Our business transformation is on track as Sysco continues to manage through the COVID-19 pandemic, and we are using the crisis as an opportunity to accelerate our strategic transformation, which is expected to help improve how we serve our customers, differentiate ourselves from the competition and transform our industry. Our strategic transformation priorities include acceleration of our work across our customer-facing tools and technology, sales transformation to improve selling effectiveness and provide a more customer-centric structure, regionalization of our U.S. Broadline business to enable us to operate with greater agility and efficiency as a company, and the reduction of permanent costs from the business. All of these are expected to enable us to improve profitability and fund new sources of business growth. See below for a comparison of our first quarter of fiscal 2021 results to our first quarter of fiscal 2020 results, both including and excluding Certain Items.

Comparisons of results from the first quarter of fiscal 2021 to the first quarter of fiscal 2020:

•Sales:
◦decreased 23.0%, or $3.5 billion, to $11.8 billion;
•Operating income:
◦decreased 37.2%, or $248.7 million, to $419.6 million;
◦adjusted operating income decreased 50.8%, or $377.3 million, to $364.7 million;
•Net earnings:
◦decreased 52.2%, or $236.9 million, to $216.9 million;
◦adjusted net earnings decreased 66.0%, or $336.8 million, to $173.5 million;
•Basic earnings per share:
◦decreased 51.1%, or $0.45, to $0.43 per share;
•Diluted earnings per share:
◦decreased 51.7%, or $0.45, to $0.42 per share; and
◦adjusted diluted earnings per share decreased 65.3%, or $0.64, to $0.34 per share.

See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income, adjusted net earnings and adjusted diluted earnings per share, which are non-GAAP financial measures, and reconciliations to the most directly comparable GAAP financial measures.

Trends

Economic and Industry Trends

The COVID-19 pandemic has significantly negatively affected economic and industry trends, primarily in the form of increased unemployment and significantly lower levels of activity in the food-away-from-home market. The level of government-imposed restrictions placed on our customers in response to the pandemic impacts our ability to achieve sales growth. In the first quarter of fiscal 2021, we experienced steady, week-over-week improvement in sales at the beginning of the quarter, followed by a leveling of the improvement as we exited the quarter. We believe our road to full recovery will be non-linear. We are focused on sales growth even as new restrictions that have been placed upon our customers in the second quarter are stalling the recovery, with sales volume approximately 20% below the comparable prior year period, with the potential for worsening results due to additional COVID restrictions. Where restrictions have eased, however, consumers are showing that they are ready to eat away from home. Southern U.S. states and more rural geographies continue to outperform national averages. We believe the tightening or loosening of restrictions on customers will be the primary driver of the pace of business recovery until vaccines are broadly available. In the second quarter of fiscal 2020, select geographies are experiencing increased restrictions on restaurant operations. We expect these restrictions to impact second quarter sales results particularly in Europe.
Sales and Gross Profit Trends

Our sales and gross profit performance can be influenced by multiple factors, including price, volume, product mix, customer mix and the impact of the COVID-19 pandemic. The biggest factor affecting performance in our first quarter was the COVID-19 pandemic due to reduced volume. In terms of customer mix, during the first quarter of fiscal 2021, we observed better than expected performance from local customers, specifically independent customers, as they are growing at an accelerated rate compared to total customer growth. Additionally, restaurants performed better than expected, including improved performance throughout the first quarter in SYGMA, as we are seeing continued resiliency in the industry. Healthcare performed well throughout the first quarter, which was offset by continued weakness in our food service management and hospitality segments.

Product mix was a factor that impacted our sales and gross margins. Our gross margin decreased 39 basis points in the first quarter of fiscal 2021 compared to the prior year; however, we ended the quarter with an exit rate that was relatively flat. This improved exit rate was primarily driven by favorable margins in the paper and disposables category, namely personal protection equipment. Margins within this category have normalized as demand has begun to stabilize.

In terms of the impact on pricing, we experienced inflation at a rate of 1.0% during the first quarter of fiscal 2021, primarily in the dairy products, paper and disposables and meat categories.

With our focus on growing sales, in the first quarter of fiscal 2021 we added approximately $300 million of net new business. Since the beginning of the pandemic, we have added $1.3 billion of new national customer business on an annualized basis. We are also adding new customers at the local level at an accelerated rate compared to prior year, due to an increased rate of new customer prospecting. We believe these customer additions will enable Sysco to recover faster than the market as economic conditions improve.

Operating Expense Trends

Total operating expenses decreased 20.9% during the first quarter of fiscal 2021, as compared to the same period in fiscal 2020. The largest contributor to the decrease was a benefit from a reduction in our allowance for doubtful accounts as a result of the COVID-19 pandemic, as well as reduced costs from cost-out initiatives. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures and portion of Sysco’s customers are closed. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. We established reserves for bad debts in fiscal 2020 for these receivables; however, collections have improved in fiscal 2021 and, as a result, we have reduced our reserves on pre-pandemic receivables, recognizing a $98.6 million benefit, included as a Certain Item. Additional reserves of $20.8 million were recorded in the first quarter of fiscal 2021 for receivables relating to periods beginning after the onset of the COVID-19 pandemic, which are not included as a Certain Item. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ and additional charges may be required; however, if collections continue to improve, it is also possible that additional reductions in our bad debt reserve could occur.

Cost-out Measures

The COVID-19 crisis has compelled us to take action to reduce costs by reducing variable expenses in response to reduced customer demand, aligning inventory to current sales trends, reducing capital expenditures to only urgent projects and targeted investments and tightly managing receivables. These actions produced savings in the first quarter of fiscal 2021. We have reduced pay-related expenses through headcount reductions across the organization, most of which occurred in fiscal 2020. Our U.S. broadline regionalization also contributed to reduced costs. We believe that our cost reduction initiatives are on track to remove approximately $350 million in structural costs from the business in fiscal 2021. We expect the majority of these savings will flow through to the bottom line, while a portion of the cost savings will be reinvested in our growth agenda. We are also reviewing for additional savings that would begin in fiscal 2022 and beyond.

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

Divestitures

Sysco sold its interests in Cake Corporation in the first quarter of fiscal 2021.

Strategy

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

While our response to the COVID-19 pandemic has been a primary focus, we have also accelerated our transformation initiatives that improve how we serve our customers, differentiate Sysco from our competitors and transform the industry. These include:

•Improving service to our customers by enhancing our digital order entry platform, Sysco Shop, and deploying a digital pricing tool;
•Transforming our sales model to make it easier for customers to do business with Sysco and to increase the effectiveness of our sales teams;
•Regionalizing our operations in the U.S. within our U.S. Broadline business; and
•Removing structural fixed costs from our business and becoming a more efficient company. return value to shareholders and to fund our continued growth plans.

By the end of the first quarter, the percentage of orders placed through Sysco Shop increased to approximately 60%. We believe this increase is a direct result of the improvements we are making to the Sysco Shop platform, combined with the consultation that our sales force has been providing customers on how best to utilize the tools we have built, while soliciting feedback on what our customers most want to see in the Sysco Shop platform. Additionally, we are on track to begin piloting our new pricing software in November 2020. We finalized the regionalization of our U.S. Broadline business in September 2020, and we are making good progress on implementing our strategic initiatives.

See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income and adjusted return on invested capital, which are non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 26, 2020	Sep. 28, 2019
Sales	100.0%	100.0%
Cost of sales	81.2	80.8
Gross profit	18.8	19.2
Operating expenses	15.3	14.9
Operating income	3.5	4.3
Interest expense	1.2	0.5
Other expense (income), net	0.1	—
Earnings before income taxes	2.2	3.8
Income taxes	0.4	0.8
Net earnings	1.8%	3.0%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sep. 26, 2020
Sales	(23.0)%
Cost of sales	(22.7)
Gross profit	(24.6)
Operating expenses	(20.9)
Operating income	(37.2)
Interest expense	76.1
Other expense (income), net (1)	353.9
Earnings before income taxes	(55.5)
Income taxes	(67.3)
Net earnings	(52.2)%
Basic earnings per share	(51.1)%
Diluted earnings per share	(51.7)
Average shares outstanding	(0.9)
Diluted shares outstanding	(1.5)

(1)Other expense (income), net was expense of $14.1 million and $3.1 million in the first quarter of fiscal 2021 and fiscal 2020, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Sep. 26, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$7,921,533	$2,163,693	$1,524,148	$168,005	$—	$11,777,379
Sales increase (decrease)	(25.7)%	(25.7)%	5.3%	(41.0)%		(23.0)%
Percentage of total	67.3%	18.4%	12.9%	1.4%		100.0%

Operating income (loss)	$588,409	$(537)	$11,692	$(5)	$(179,980)	$419,579
Operating income (loss) increase (decrease)	(25.9)%	NM	54.5%	NM		(37.2)%
Percentage of total segments	98.1%	(0.1)%	2.0%	—%		100.0%
Operating income (loss) as a percentage of sales	7.4%	—%	0.8%	—%		3.6%

	13-Week Period Ended Sep. 28, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,658,633	$2,912,388	$1,446,994	$284,990	$—	$15,303,005
Percentage of total	69.7%	19.0%	9.5%	1.8%		100.0%

Operating income	$793,618	$54,800	$7,570	$10,137	$(197,807)	$668,318
Percentage of total segments	91.6%	6.3%	0.9%	1.2%		100.0%
Operating income as a percentage of sales	7.4%	1.9%	0.5%	3.6%		4.3%

Based on information in Note 13, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I, in the first quarter of fiscal 2021, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 85.7% of Sysco’s overall sales. In the first quarter of fiscal 2021, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 98.0% of the total segment operating income. This illustrates that these segments represent the majority of our total segment results when compared to the other reportable segment.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 26, 2020	13-Week Period Ended Sep. 28, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$7,921,533	$10,658,633	$(2,737,100)	(25.7)%
Gross profit	1,599,707	2,144,886	(545,179)	(25.4)
Operating expenses	1,011,298	1,351,268	(339,970)	(25.2)
Operating income	$588,409	$793,618	$(205,209)	(25.9)%

Gross profit	$1,599,707	$2,144,886	$(545,179)	(25.4)%
Adjusted operating expenses (Non-GAAP)	1,096,675	1,347,142	(250,467)	(18.6)
Adjusted operating income (Non-GAAP)	$503,032	$797,744	$(294,712)	(36.9)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	(25.6)%	$(2,728.2)
Inflation	0.9	92.2
Acquisitions	0.3	33.8
Other (1)	(1.3)	(134.9)
Total change in sales	(25.7)%	$(2,737.1)

(1)Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

Sales for the first quarter of fiscal 2021 were 25.7% lower than the first quarter of fiscal 2020. The primary driver of the decrease was the significant decline in case volume in our U.S. Broadline operations as a result of some of our customers closing and many other customers operating at a substantially reduced volume in response to the COVID-19 pandemic. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, decreased 25.8% in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, and included a 21.6% decline in locally managed customer case growth along with a 30.9% decrease in national customer case volume. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.1% for the first quarter of fiscal 2021; therefore, organic local case volume, which excludes acquisitions, declined 21.7%.

Operating Income

Operating income decreased 25.9% for the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020.

Gross profit dollars decreased 25.4% in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, driven primarily by the decline in local cases. The decrease was partially offset by higher inflation and growth in Sysco-branded products. The estimated change in product costs, an internal measure of inflation or deflation, for the first quarter of fiscal 2021 for our U.S. Broadline operations was inflation of 1.0%. For the first quarter of fiscal 2021, this change in product costs was primarily driven by inflation in the dairy products, paper and disposables and meat categories. Our Sysco brand sales as a percentage of total U.S. cases increased 15 basis points, which was driven by customer mix shift and brand penetration in certain categories. Sysco brand sales as a percentage of local U.S. cases decreased by approximately 106 basis points for the first quarter of fiscal 2021. Gross margin, which is gross profit as a percentage of sales, was 20.19% in the first quarter of fiscal 2021, which was an increase of 7 basis points from the gross margin of 20.12% in the first quarter of fiscal 2020, primarily attributable to inflation and favorable margins in the paper and disposables category, primarily from personal protection equipment.

Operating expenses for the first quarter of fiscal 2021 decreased 25.2%, or $340.0 million, compared to the first quarter of fiscal 2020, primarily driven by a decrease in pay-related costs associated with permanent headcount reductions made in fiscal 2020 in response to the COVID-19 pandemic and the reduction of reserves on pre-pandemic receivables. Operating expenses, on an adjusted basis (which is a non-GAAP financial measure for which a reconciliation is provided below), for the first quarter of fiscal 2021, decreased 18.6%, or $250.5 million, compared to the first quarter of fiscal 2020.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 26, 2020	13-Week Period Ended Sep. 28, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$2,163,693	$2,912,388	$(748,695)	(25.7)%
Gross profit	450,398	605,185	(154,787)	(25.6)
Operating expenses	450,935	550,385	(99,450)	(18.1)
Operating (loss) income	$(537)	$54,800	$(55,337)	NM

Gross profit	$450,398	$605,185	$(154,787)	(25.6)%
Adjusted operating expenses (Non-GAAP)	431,616	506,204	(74,588)	(14.7)
Adjusted operating income (Non-GAAP)	$18,782	$98,981	$(80,199)	(81.0)%

Sales on a constant currency basis (Non-GAAP)	$2,123,053	$2,912,388	$(789,335)	(27.1)%
Gross profit on a constant currency basis (Non-GAAP)	438,886	605,185	(166,299)	(27.5)
Adjusted operating expenses on a constant currency basis (Non-GAAP)	419,287	506,204	(86,917)	(17.2)
Adjusted operating income on a constant currency basis (Non-GAAP)	$19,599	$98,981	$(79,382)	(80.2)%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	2.8%	$81.8
Foreign currency	1.4	40.6
Other (1)	(29.9)	(871.1)
Total change in sales	(25.7)%	$(748.7)

(1)The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the first quarter of fiscal 2021 were 25.7% lower, as compared to the first quarter of fiscal 2020, primarily due to the significant decline in volume in our Europe and Canada operations as a result of some of our customers closing and many other customers operating at a substantially reduced volume in response to the COVID-19 pandemic. Our business in Europe has decreased significantly year-over-year, as governments have issued additional “stay-at-home” restrictions and restaurant traffic has decreased as a result. Restaurant sales in Canada have decreased as consumers are practicing isolation measures to protect health and safety. For our Latin American businesses, the impact of COVID-19 has been most prominent in Mexico, where sales decreased more rapidly.

Operating Income

Operating income decreased by $55.3 million for the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, primarily due to the decline in business resulting from the reductions in our customers’ business in response to the COVID-19 pandemic and from ongoing restructuring and transformation projects in our European operations. Operating income, on an adjusted basis, decreased by $80.2 million, or 81.0%, for the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020. Foreign exchange rates did not have a meaningful impact on operating income during the current year.

Gross profit dollars decreased by 25.6% in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, primarily attributable to the decline in sales. Changes in foreign exchange rates positively affected gross profit by 1.9%, resulting in a 27.5% decrease in adjusted gross profit on a constant currency basis.

Operating expenses for the first quarter of fiscal 2021 decreased 18.1%, or $99.5 million, as compared to the first quarter of fiscal 2020, primarily due to a decrease in pay-related costs associated with permanent workforce reductions made in fiscal 2020 as a result of the COVID-19 pandemic. Additionally, reduced restructuring and integration charges in Europe and the reduction of reserves on pre-pandemic receivables contributed to the decrease. Operating expenses, on an adjusted basis, for the first quarter of fiscal 2021 decreased 14.7%, or $74.6 million, compared to the first quarter of fiscal 2020. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars negatively affected operating expenses during the period by 2.4%, resulting in a 17.2% decrease in adjusted operating expenses on a constant currency basis.

Results of SYGMA and Other Segment

For SYGMA, sales were 5.3% higher in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, primarily from an increase in case volume due to newly acquired business and an increase in customer demand as quick service restaurants have been less impacted by the effects of the COVID-19 pandemic. Operating income increased by $4.1 million in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, as our increase in case volume exceeded the increase in expenses, resulting from our focus on business and routing optimization and improved gross margin performance.

For the operations that are grouped within Other, operating income decreased $10.1 million in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020. Our hospitality business, Guest Worldwide, had a gross profit decrease of 50.3% in the first quarter of fiscal 2021. This business remains challenged, as the customers in the hospitality segment continue to see lower occupancy rates compared to historical levels. During the first quarter of fiscal 2021, we sold a non-core asset, Cake Corporation, as we chose to narrow our business focus.

Corporate Expenses

Corporate expenses in the first quarter of fiscal 2021 decreased $15.7 million, or 8.1%, as compared to the first quarter of fiscal 2020, primarily due to a reduction in pay-related costs associated with permanent headcount reductions made in the third and fourth quarters of fiscal 2020 in response to the COVID-19 pandemic. Lower charges for professional fees and other business transformation initiatives also contributed to the decrease. Corporate expenses, on an adjusted basis, increased $5.0 million, or 2.9% as compared to the first quarter of fiscal 2020.

Included in corporate expenses are Certain Items that totaled $12.0 million in the first quarter of fiscal 2021, as compared to $22.7 million in the first quarter of fiscal 2020. Certain Items impacting the first quarters of fiscal 2021 and fiscal 2020 were primarily expenses associated with our business technology transformation initiatives.

Interest Expense

Interest expense increased $63.4 million for the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, primarily attributable to higher fixed debt volume, partially offset by lower floating interest rates.

Net Earnings

Net earnings decreased 52.2% in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I.

Adjusted net earnings, excluding Certain Items, decreased 66.0% in the first quarter of fiscal 2021, primarily due to a significant decrease in sales volume, partially offset by a favorable tax expense compared to the prior year.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2021 were $0.43, a 51.1% decrease from the comparable prior year period amount of $0.88 per share. Diluted earnings per share in the first quarter of fiscal 2021 were $0.42, a 51.7% decrease from the comparable prior year period amount of $0.87 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first quarter of fiscal 2021 were $0.34, a 65.3% decrease from the comparable prior year period amount of $0.98 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first quarter of fiscal 2021.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2021 and fiscal 2020 were impacted by restructuring and transformational project costs consisting of: (1) restructuring charges; (2) expenses associated with our various transformation initiatives; and (3) facility closure and severance charges. All acquisition-related costs in fiscal 2021 and fiscal 2020 that have been designated as Certain Items relate to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). These include acquisition-related intangible amortization expense.

Fiscal 2021 results of operations were also positively impacted by the reduction of bad debt expense previously recognized in fiscal 2020 due to the unexpected impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures and a portion of Sysco’s customers are closed. Some of these customers ceased paying their outstanding receivables, creating uncertainty as to their collectability. We experienced an increase in past due receivables and recognized additional bad debt charges in the third and fourth quarters of fiscal 2020; however, collections have improved in fiscal 2021. We have estimated uncollectible amounts based on the current collection experience and by applying write-off percentages based on historical loss experience, including loss experience during times of local and regional disasters. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ and additional charges may be required; however, if collections continue to improve, it is also possible that additional reductions in our bad debt reserve could occur. While Sysco traditionally incurs bad debt expense, the magnitude of such expenses and benefits, that we have experienced is not indicative of our normal operations. Our adjusted results have not been normalized in a manner that would exclude the full impact of the COVID-19 pandemic on our business. As such, Sysco has not adjusted its results for lost sales, inventory write-offs or other costs associated with the COVID-19 pandemic not previously stated.

The results of our foreign operations can be impacted due to changes in exchange rates applicable in converting local currencies to U.S. dollars. We measure our International Foodservice Operations results on a constant currency basis. Constant currency operating results are calculated by translating current-period local currency operating results with the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. The constant currency impact on our adjusted International Foodservice Operations results are disclosed when the impact exceeds a defined threshold of greater than 1% on the growth metric. If the amount does not exceed this threshold, a disclosure will be made that the impact of the currency change was not significant.

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

Although Sysco has a history of growth through acquisitions, the Brakes Group was significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period solely those acquisition costs specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2021 and fiscal 2020.

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

	13-Week Period Ended Sep. 26, 2020	13-Week Period Ended Sep. 28, 2019	Change in Dollars	% Change
	(Dollars in thousands, except for per share data)
Operating expenses (GAAP)	$1,800,266	$2,275,052	$(474,786)	(20.9)%
Impact of restructuring and transformational project costs (1)	(25,964)	(56,722)	30,758	(54.2)
Impact of acquisition-related costs (2)	(17,755)	(16,909)	(846)	5.0
Impact of bad debt reserve adjustments (3)	98,629	—	98,629	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,855,176	$2,201,421	$(346,245)	(15.7)%

Operating income (GAAP)	$419,579	$668,318	$(248,739)	(37.2)%
Impact of restructuring and transformational project costs (1)	25,964	56,722	(30,758)	(54.2)
Impact of acquisition-related costs (2)	17,755	16,909	846	5.0
Impact of bad debt reserve adjustments (3)	(98,629)	—	(98,629)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$364,669	$741,949	$(377,280)	(50.8)%

Other (income) expense (GAAP)	$14,124	$3,112	$11,012	NM
Impact of loss on sale of a business	(12,043)	—	(12,043)	NM
Other (income) expense (Non-GAAP)	$2,081	$3,112	$(1,031)	(33.1)%

Net earnings (GAAP)	$216,900	$453,781	$(236,881)	(52.2)%
Impact of restructuring and transformational project costs (1)	25,964	56,722	(30,758)	(54.2)
Impact of acquisition-related costs (2)	17,755	16,909	846	5.0
Impact of bad debt reserve adjustments (3)	(98,629)	—	(98,629)	NM
Impact of loss on sale of a business	12,043	—	12,043	NM
Tax impact of restructuring and transformational project costs (4)	(5,920)	(13,921)	8,001	(57.5)
Tax impact of acquisition-related costs (4)	(4,048)	(4,149)	101	(2.4)
Tax impact of bad debt reserve adjustments (4)	22,488	—	22,488	NM
Tax impact of loss on sale of a business	(7,553)	—	(7,553)	NM
Impact of foreign tax rate change	(5,548)	924	(6,472)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$173,452	$510,266	$(336,814)	(66.0)%

Diluted earnings per share (GAAP)	$0.42	$0.87	$(0.45)	(51.7)%
Impact of restructuring and transformational project costs (1)	0.05	0.11	(0.06)	(54.5)
Impact of acquisition-related costs (2)	0.03	0.03	—	NM
Impact of bad debt reserve adjustments (3)	(0.19)	—	(0.19)	NM
Impact of loss on sale of a business	0.02	—	0.02	NM
Tax impact of restructuring and transformational project costs (4)	(0.01)	(0.03)	0.02	(66.7)
Tax impact of acquisition-related costs (4)	(0.01)	(0.01)	—	NM
Tax impact of bad debt reserve adjustments (4)	0.04	—	0.04	NM
Tax impact loss on sale of a business	(0.01)	—	(0.01)	NM
Tax impact of foreign tax rate change	(0.01)	—	(0.01)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (5)	$0.34	$0.98	$(0.64)	(65.3)%

(1)
Fiscal 2021 includes $13 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, and $13 million primarily consisting of restructuring charges. Fiscal 2020 includes $30 million related to restructuring, facility closure and severance charges and $27 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(2)
Fiscal 2021 and fiscal 2020 include $18 million and $17 million, respectively, related to intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice.

(3)	Represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(5)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented (dollars in thousands):

	13-Week Period Ended Sep. 26, 2020	13-Week Period Ended Sep. 28, 2019	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,011,298	$1,351,268	$(339,970)	(25.2)%
Impact of restructuring and transformational project costs (1)	(940)	(4,126)	3,186	(77.2)
Impact of bad debt reserve adjustments (2)	86,317	—	86,317	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,096,675	$1,347,142	$(250,467)	(18.6)%

Operating income (GAAP)	$588,409	$793,618	$(205,209)	(25.9)%
Impact of restructuring and transformational project costs (1)	940	4,126	(3,186)	(77.2)
Impact of bad debt reserve adjustments (2)	(86,317)	—	(86,317)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$503,032	$797,744	$(294,712)	(36.9)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$2,163,693	$2,912,388	$(748,695)	(25.7)%
Impact of currency fluctuations (3)	(40,640)	—	(40,640)	1.4
Comparable sales using a constant currency basis (Non-GAAP)	$2,123,053	$2,912,388	$(789,335)	(27.1)%

Gross Profit (GAAP)	$450,398	$605,185	$(154,787)	(25.6)%
Impact of currency fluctuations (3)	(11,512)	—	(11,512)	1.9
Comparable gross profit using a constant currency basis (Non-GAAP)	$438,886	$605,185	$(166,299)	(27.5)%

Gross Margin (GAAP)	20.82%	20.78%		4 bps
Impact of currency fluctuations (3)	0.15%	—		15 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.67%	20.78%		-11 bps

Operating expenses (GAAP)	$450,935	$550,385	$(99,450)	(18.1)%
Impact of restructuring and transformational project costs (4)	(12,993)	(27,272)	14,279	(52.4)
Impact of acquisition-related costs (5)	(17,755)	(16,909)	(846)	5.0
Impact of bad debt reserve adjustments (2)	11,429	—	11,429	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	431,616	506,204	(74,588)	(14.7)
Impact of currency fluctuations (3)	(12,329)	—	(12,329)	2.4
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$419,287	$506,204	$(86,917)	(17.2)%

Operating income (loss) (GAAP)	$(537)	$54,800	$(55,337)	(101.0)
Impact of restructuring and transformational project costs (4)	12,993	27,272	(14,279)	(52.4)
Impact of acquisition-related costs (5)	17,755	16,909	846	5.0
Impact of bad debt reserve adjustments (2)	(11,429)	—	(11,429)	NM
Operating income adjusted for Certain Items (Non-GAAP) *	18,782	98,981	(80,199)	(81.0)

SYGMA
Operating expenses (GAAP)	$119,849	$118,348	$1,501	1.3%
Impact of restructuring and transformational project costs (1)	(13)	(2,585)	2,572	(99.5)
Operating expenses adjusted for Certain Items (Non-GAAP)	$119,836	$115,763	$4,073	3.5%

Operating income (GAAP)	$11,692	$7,570	$4,122	54.5%
Impact of restructuring and transformational project costs (1)	13	2,585	(2,572)	(99.5)
Operating income adjusted for Certain Items (Non-GAAP)	$11,705	$10,155	$1,550	15.3%

OTHER
Operating expenses (GAAP)	$40,435	$61,607	(21,172)	(34.4)%
Impact of bad debt reserve adjustments (2)	883	—	883	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$41,318	$61,607	$(20,289)	(32.9)%

Operating (loss) income (GAAP)	$(5)	$10,137	(10,142)	(100.0)%
Impact of bad debt reserve adjustments (2)	(883)	—	(883)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$(888)	$10,137	$(11,025)	(108.8)%

CORPORATE
Operating expenses (GAAP)	$177,749	$193,444	$(15,695)	(8.1)%
Impact of restructuring and transformational project costs (6)	(12,018)	(22,739)	10,721	(47.1)
Operating expenses adjusted for Certain Items (Non-GAAP)	$165,731	$170,705	$(4,974)	(2.9)%

Operating income (GAAP)	$(179,980)	$(197,807)	$17,827	(9.0)%
Impact of restructuring and transformational project costs (6)	12,018	22,739	(10,721)	(47.1)
Operating income adjusted for Certain Items (Non-GAAP)	$(167,962)	$(175,068)	$7,106	(4.1)%

(1)	Includes charges related to restructuring and business transformation projects.
(2)	Represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Fiscal 2021 and fiscal 2020 include $18 million and $17 million, respectively, related to intangible amortization expense from the Brakes Acquisition.
(6)	Fiscal 2021 and fiscal 2020 include various transformation initiative costs, primarily consisting of changes to our business technology strategy.
*	Foreign exchange rates did not have a meaningful impact during the period; therefore, the constant currency adjustment is not disclosed.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from the first quarter of fiscal 2021 to the first quarter of fiscal 2020:

•Cash flows from operations were $930.9 million in fiscal 2021, compared to $171.6 million in fiscal 2020;
•Net capital expenditures totaled $68.5 million in fiscal 2021, compared to $170.8 million in fiscal 2020;
•Free cash flow was $862.4 million in fiscal 2021, compared to free cash flow of $0.8 million in fiscal 2020 (see below under the heading “Free Cash Flow” for an explanation of this non-GAAP financial measure);
•There were $3.1 million of net bank borrowings in fiscal 2021, compared to $533.4 million of commercial paper issuances and net bank borrowings in fiscal 2020;
•Dividends paid were $228.7 million in fiscal 2021, compared to $200.0 million in fiscal 2020; and

•There were no treasury stock repurchases in fiscal 2021. Cash paid for treasury stock repurchases was $349.3 million in fiscal 2020.

We redeemed senior notes in the amount of $750.0 million in fiscal 2021 using cash flow from operations.

In response to the COVID-19 pandemic and its impact on our working capital, as well as the uncertainty regarding our ability to generate cash flow in the near term, we took steps to increase our liquidity in the second half of fiscal 2020 including the issuance of senior notes, borrowings under our long-term revolving credit facility and borrowings under our U.K. commercial paper program. As of September 26, 2020, there were $700.0 million and £600.0 million in borrowings outstanding under our long-term revolving credit facility and the U.K. commercial paper program, respectively. In the fourth quarter of fiscal 2020, we entered into an amendment to our long-term revolving credit facility, which requires us to suspend share repurchases and dividend increases through fiscal 2021. As of November 3, 2020, the company has approximately $7.5 billion in cash and available liquidity.

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

We continue to be in a strong financial position based on our balance sheet and operating cash flows; however, our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as actively working with customers to receive payments on receivables, optimizing inventory levels and maximizing payment terms with vendors, have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.

As of September 26, 2020, we had $6.0 billion in cash and cash equivalents, approximately 20% of which was held by our international subsidiaries and generated from our earnings of international operations. If the cash and cash equivalents attributable to our earnings were to be transferred among countries or repatriated to the U.S., such amounts may become subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will be transferred to the U.S.

Our wholly-owned captive insurance subsidiary (the Captive), must maintain a sufficient level of liquidity to fund future reserve payments. As of September 26, 2020, the Captive held $130.2 million of fixed income marketable securities and $24.4 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $26.6 million in marketable securities in the first quarter of fiscal 2021 and received $12.2 million in proceeds from the sale of marketable securities in that period.

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

Cash Flows

Operating Activities

We generated $930.9 million in cash flows from operations in the first quarter of fiscal 2021, compared to cash flows of $171.6 million in the first quarter of fiscal 2020. These amounts include year-over-year favorable comparisons on working capital and accrued expenses, partially offset by lower operating results.

    Changes in working capital had a positive impact of $903.8 million on cash flow from operations period-over-period. There were favorable comparisons on accounts payable, inventories, and accounts receivable. Accounts payable has increased, primarily due to supplier term extensions. Both accounts receivable and inventory balances have increased during the first 13 weeks of fiscal 2021 as our business recovery continues. The favorable comparison in cash flows from accounts receivables is primarily due to faster than anticipated collections on our pre-pandemic accounts receivables and adhering to tighter terms on new sales to customers. In the first 13 weeks of fiscal 2021, we recorded a net credit to the provision for losses on receivables totaling $77.8 million, which reflects a benefit on the reduction of our allowance for pre-pandemic receivable balances, as collection rates have exceeded the company’s expectations. We continue to work with our customers to collect past due balances, including through the use of payment plans. We have also discontinued charging interest on past due balances.

The positive comparison on accrued expenses was primarily due to favorable comparisons of incentive payments related to each previous fiscal year, customer rebate accruals resulting from the increase in volume purchase incentives earned by our customers, and interest accruals that have increased due to our higher debt volume.

We continue to recognize the benefits provided in the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the first quarter of fiscal 2021, as we have deferred U.S. social security tax to future fiscal years, which has favorably impacted our cash flows from operations.

We expect our cash flows from operations for the remainder of the fiscal year, will initially decline for the next two quarters, due to the building of inventory and ongoing investments in the business. Our cash flows from operations are expected to end flat to slightly positive compared to the end of the first quarter of fiscal 2021.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2021 primarily consisted of technology equipment, fleet, and warehouse equipment. Our capital expenditures in the first quarter of fiscal 2021 were lower by $100.2 million, as compared to the first quarter of fiscal 2020, primarily due to eliminating capital projects not urgently needed for our business and targeted investments in order to preserve our liquidity in response to the COVID-19 crisis.
During the first quarter of fiscal 2020, we paid $74.8 million, net of cash acquired, for acquisitions.

Free Cash Flow

Our free cash flow for the first 13 weeks of fiscal 2021 increased by $861.7 million, to $862.4 million, as compared to the first 13 weeks of fiscal 2020, principally as a result of an increase in cash flows from operations and year-over-year decreased capital expenditures. We expect our free cash flow for the remainder of the fiscal year, will initially decline for the next two quarters, due to normalized seasonality, the building of inventory and our ongoing investments in the business. Our free cash flow is expected to end flat to slightly positive compared to the prior year.

Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators” contained in our fiscal 2020 Form 10-K for discussions around this non-GAAP performance metric. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	13-Week Period Ended Sep. 26, 2020	13-Week Period Ended Sep. 28, 2019
	(In thousands)
Net cash provided by operating activities (GAAP)	$930,914	$171,579
Additions to plant and equipment	(75,539)	(175,728)
Proceeds from sales of plant and equipment	7,064	4,902
Free Cash Flow (Non-GAAP)	$862,439	$753

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $31.9 million in the first quarter of fiscal 2021, as compared to $85.3 million in the first quarter of fiscal 2020. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have routinely engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In August 2019, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. During March 2020, however, we discontinued share repurchases under this program, and pursuant to the amendment to our long-term revolving credit facility, we do not anticipate making any repurchases for the remainder of fiscal 2021. As of September 26, 2020, we had a remaining authorization of approximately $2.1 billion.

Dividends paid in the first quarter of fiscal 2021 were $228.7 million, or $0.45 per share, as compared to $200.0 million, or $0.39 per share, in the first quarter of fiscal 2020. In July 2020, we declared our regular quarterly dividend for the first quarter of fiscal 2021 of $0.45 per share, which was paid in October 2020. Although we expect to continue making quarterly dividend payments, we do not expect to continue to grow our dividend in fiscal 2021.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 7, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at September 26, 2020, and repayment activity since the close of the first quarter of fiscal 2021, are disclosed within that note. Updated amounts through October 16, 2020, include:

•$700.0 million outstanding from the credit facility supporting our commercial paper program;
•No outstanding borrowings from our U.S. commercial paper program; and
•£600.0 million outstanding from our U.K. commercial paper programs.

During the first quarters of fiscal 2021 and fiscal 2020, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.52% and 2.31%, respectively.

In the next 12 months, our £600.0 million U.K. commercial paper program and $500.0 million of long-term debt will mature. We expect to fund these repayments with a combination of cash flow from operations and cash on hand.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. For example, a significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of November 3, 2020, the company had approximately $7.5 billion in cash and available liquidity; and we believe this amount would be sufficient to sustain our operations for an extended period, including through an impact much worse than we are currently experiencing or expecting.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $2.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of September 26, 2020, Sysco had a total of $12.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility.

All subsidiary guarantors are 100% owned by the parent company, all guarantees are full and unconditional, and all guarantees are joint and several. The guarantees rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the respective guarantors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” contained in our fiscal 2020 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Sep. 26, 2020	Jun. 27, 2020
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$123,883	$133,195
Current assets	8,241,522	8,644,084
Total current assets	$8,365,405	$8,777,279
Notes receivable from non-obligor subsidiaries	$83,275	$671,500
Other noncurrent assets	3,938,444	4,036,312
Total noncurrent assets	$4,021,719	$4,707,812

LIABILITIES
Payables due to non-obligor subsidiaries	$46,973	$48,923
Other current liabilities	2,013,761	2,200,422
Total current liabilities	$2,060,734	$2,249,345
Notes payable to non-obligor subsidiaries	$212,695	$233,158
Long-term debt	11,994,280	12,478,453
Other noncurrent liabilities	1,292,880	1,356,781
Total noncurrent liabilities	$13,499,855	$14,068,392

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	13-Week Period Ended Sep. 26, 2020
(In thousands)
Sales	$7,330,291
Gross profit	1,421,395
Operating income	442,389
Interest expense from non-obligor subsidiaries	11,307
Net earnings	262,680

Contractual Obligations

Our fiscal 2020 Form 10-K contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 27, 2020. Other than as described in this Form 10-Q, there have been no material changes to our specified contractual obligations through September 26, 2020.
Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to goodwill and intangible assets, allowance for doubtful accounts, income taxes, share-based compensation and the company-sponsored pension plans, which are described in Item 7 of our fiscal 2020 Form 10-K.

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
•our expectations regarding the impact of the COVID-19 pandemic on our mix of earnings by jurisdiction;
•our belief that the tightening or loosening of restrictions on customers will continue to be the primary driver of the pace of business recovery until vaccines are available;
•our expectations regarding exit rate trends;
•our belief that our new customer additions will enable Sysco to recover faster than the market as economic conditions improve;
•our expectations regarding the ability of our supply chain and facilities to remain in place and operational;
•our plans regarding our transformation initiatives, including acceleration of our work across our customer-facing tools and technology, sales transformation and the regionalization of our operations in the U.S., and the expected effects from such initiatives;
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

•our belief that our available liquidity would be sufficient to sustain our operations for an extended period, including through an impact much worse than we are currently experiencing or expecting;
•our expectations regarding the benefits to us of the CARES Act;
•our intention not to seek assistance from the U.S. government outside of the CARES Act;
•estimates regarding the outcome of legal proceedings;
•the impact of seasonal trends on our free cash flow;
•our expectations regarding the use of remaining cash generated from operations;
•our intention to continue to manage our working capital aggressively, and our expectation that our improvements in working capital will normalize in the second quarter of fiscal 2021;
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
•our expectations regarding our effective tax rate for the remainder of fiscal 2021;
•our expectations regarding the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions;
•our expectations regarding the recognition of compensation costs related to share-based compensation arrangements;
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
•our ability to effectively access the commercial paper market and long-term capital markets; and
•our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this document and those discussed in Item 1A of our fiscal 2020 Form 10-K:

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our fiscal 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market

Risks” in our fiscal 2020 Form 10-K. There have been no significant changes to our market risks since June 27, 2020, except as noted below.

Interest Rate Risk

At September 26, 2020, there were no commercial paper issuances outstanding under our U.S. commercial paper program, and we had £600.0 million outstanding under our U.K. commercial paper program. Total debt as of September 26, 2020 was $13.7 billion, of which approximately 83% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first quarter of fiscal 2021 and fiscal 2020.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of September 26, 2020, we had diesel fuel swaps with a total notional amount of approximately 43 million gallons through December 2021. These swaps are expected to lock in the price of approximately 60% of our projected fuel purchase needs for fiscal 2021. Additional swaps have been entered into for hedging activity in fiscal 2022. As of September 26, 2020, we had diesel fuel swaps with a total notional amount of approximately 8 million gallons specific to fiscal 2022. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 26, 2020, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 26, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1#	—	Sysco Corporation Short-Term Incentive Program (SIP) For Corporate SIP Bonus-Eligible Positions (Fiscal Year 2021) adopted effective July 31, 2020.

10.2#	—	Form of Stock Option Grant Agreement (Fiscal Year 2021) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.3†#	—	Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2021) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.4†#	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2021) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.5†	—
Summary of Named Executive Officer Compensation, incorporated by reference to the section entitled “Executive Compensation” in the Sysco Corporation Proxy Statement filed on October 7, 2020 (File No. 1‑6544).

10.6†#	—	Letter Agreement, dated as of October 21, 2019, by and between Michael P. Foster and Sysco Corporation.

10.7†#	—	Letter Agreement, dated as of February 28, 2020, by and between Cathy Marie Robinson and Sysco Corporation.

10.8	—	Form of Severance Letter Agreement for Executive Vice Presidents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.9	—	Form of Sysco Protective Covenants Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended June 27, 2020 filed on August 26, 2020 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: November 3, 2020	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: November 3, 2020	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: November 3, 2020	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer