Form 10-Q
period 2020-12-26
SYSCO CORP
filed 2021-02-03
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2020
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

510,411,966 shares of common stock were outstanding as of January 15, 2021.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Dec. 26, 2020	Jun. 27, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,767,034	$6,059,427
Accounts receivable, less allowances of $254,347 and $334,810	2,855,424	2,893,551
Inventories	3,100,478	3,095,085
Prepaid expenses and other current assets	223,872	192,163
Income tax receivable	44,621	108,006
Total current assets	11,991,429	12,348,232
Plant and equipment at cost, less accumulated depreciation	4,382,737	4,458,567
Other long-term assets
Goodwill	3,929,636	3,732,469
Intangibles, less amortization	798,649	780,172
Deferred income taxes	280,511	194,115
Operating lease right-of-use assets, net	635,664	603,616
Other assets	471,225	511,095
Total other long-term assets	6,115,685	5,821,467
Total assets	$22,489,851	$22,628,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$8,754	$2,266
Accounts payable	3,554,624	3,447,065
Accrued expenses	1,679,429	1,616,289
Accrued income taxes	—	2,938
Current operating lease liabilities	107,633	107,167
Current maturities of long-term debt	1,366,103	1,542,128
Total current liabilities	6,716,543	6,717,853
Long-term liabilities
Long-term debt	12,463,284	12,902,485
Deferred income taxes	47,780	86,601
Long-term operating lease liabilities	563,548	523,496
Other long-term liabilities	1,235,939	1,204,953
Total long-term liabilities	14,310,551	14,717,535
Noncontrolling interest	35,958	34,265
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,565,255	1,506,901
Retained earnings	10,383,493	10,563,008
Accumulated other comprehensive loss	(1,388,169)	(1,710,881)
Treasury stock at cost, 255,176,469 and 256,915,825 shares	(9,898,955)	(9,965,590)
Total shareholders’ equity	1,426,799	1,158,613
Total liabilities and shareholders’ equity	$22,489,851	$22,628,266
Note: The June 27, 2020 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 26, 2020	Dec. 28, 2019
Sales	$11,558,982	$15,025,042	$23,336,361	$30,328,047
Cost of sales	9,460,524	12,196,643	19,018,058	24,556,278
Gross profit	2,098,458	2,828,399	4,318,303	5,771,769
Operating expenses	1,886,396	2,275,906	3,686,662	4,550,958
Operating income	212,062	552,493	631,641	1,220,811
Interest expense	146,498	76,762	293,215	160,097
Other (income) expense, net	(15,556)	(807)	(1,432)	2,305
Earnings before income taxes	81,120	476,538	339,858	1,058,409
Income taxes	13,831	93,128	55,669	221,218
Net earnings	$67,289	$383,410	$284,189	$837,191

Net earnings:
Basic earnings per share	$0.13	$0.75	$0.56	$1.64
Diluted earnings per share	0.13	0.74	0.56	1.62

Average shares outstanding	510,006,754	509,984,743	509,567,080	511,721,290
Diluted shares outstanding	512,742,792	515,517,792	511,740,778	517,120,395

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 26, 2020	Dec. 28, 2019
Net earnings	$67,289	$383,410	$284,189	$837,191
Other comprehensive income:
Foreign currency translation adjustment	222,507	154,955	335,647	28,796
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155	4,310	4,310
Change in net investment hedges	(20,666)	(41,479)	(31,927)	(11,479)
Change in cash flow hedges	12,335	(14,797)	(632)	(5,538)
Amortization of prior service cost	137	1,428	274	2,856
Amortization of actuarial loss	7,793	7,225	15,558	13,908
Change in marketable securities	(44)	(386)	(518)	547
Total other comprehensive income	224,217	109,101	322,712	33,400
Comprehensive income	$291,506	$492,511	$606,901	$870,591

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 26, 2020	765,174,900	$765,175	$1,534,281	$10,546,598	$(1,612,386)	256,075,772	$(9,933,657)	$1,300,011
Net earnings				67,289				67,289
Foreign currency translation adjustment					222,507			222,507
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					12,335			12,335
Change in net investment hedges, net of tax					(20,666)			(20,666)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					7,930			7,930
Change in marketable securities, net of tax					(44)			(44)
Dividends declared ($0.45 per common share)				(230,394)				(230,394)
Share-based compensation awards			30,974			(899,303)	34,702	65,676
Balance as of December 26, 2020	765,174,900	$765,175	$1,565,255	$10,383,493	$(1,388,169)	255,176,469	$(9,898,955)	$1,426,799

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 28, 2019	765,174,900	$765,175	$1,490,661	$11,486,833	$(1,675,430)	254,310,626	$(9,612,491)	$2,454,748
Net earnings				383,410				383,410
Foreign currency translation adjustment					154,955			154,955
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(14,797)			(14,797)
Change in net investment hedges, net of tax					(41,479)			(41,479)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					8,653			8,653
Change in marketable securities, net of tax					(386)			(386)
Dividends declared ($0.45 per common share)				(230,516)				(230,516)
Treasury stock purchases						3,501,930	(281,081)	(281,081)
Share-based compensation awards			35,471			(1,480,168)	56,393	91,864
Balance as of December 28, 2019	765,174,900	$765,175	$1,526,132	$11,639,727	$(1,566,329)	256,332,388	$(9,837,179)	$2,527,526

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 27, 2020	765,174,900	$765,175	$1,506,901	$10,563,008	$(1,710,881)	256,915,825	$(9,965,590)	$1,158,613
Net earnings				284,189				284,189
Foreign currency translation adjustment					335,647			335,647
Amortization of cash flow hedges, net of tax					4,310			4,310
Change in cash flow hedges, net of tax					(632)			(632)
Change in net investment hedges, net of tax					(31,927)			(31,927)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					15,832			15,832
Change in marketable securities, net of tax					(518)			(518)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), net of tax				(2,068)				(2,068)
Dividends declared ($0.90 per common share)				(461,636)				(461,636)
Share-based compensation awards			58,354			(1,739,356)	66,635	124,989
Balance as of December 26, 2020	765,174,900	$765,175	$1,565,255	$10,383,493	$(1,388,169)	255,176,469	$(9,898,955)	$1,426,799

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2019	765,174,900	$765,175	$1,457,419	$11,229,679	$(1,599,729)	252,297,926	$(9,349,941)	$2,502,603
Net earnings				837,191				837,191
Foreign currency translation adjustment					28,796			28,796
Amortization of cash flow hedges, net of tax					4,310			4,310
Change in cash flow hedges, net of tax					(5,538)			(5,538)
Change in net investment hedge, net of tax					(11,479)			(11,479)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					16,764			16,764
Change in marketable securities, net of tax					547			547
Adoption of ASU 2016-02, Leases (Topic 842), net of tax				1,978				1,978
Dividends declared ($0.84 per common share)				(429,121)				(429,121)
Treasury stock purchases						8,089,327	(628,948)	(628,948)
Share-based compensation awards			68,713			(4,054,865)	141,710	210,423
Balance as of December 28, 2019	765,174,900	$765,175	$1,526,132	$11,639,727	$(1,566,329)	256,332,388	$(9,837,179)	$2,527,526

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	26-Week Period Ended
	Dec. 26, 2020	Dec. 28, 2019
Cash flows from operating activities:
Net earnings	$284,189	$837,191
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	47,122	46,644
Depreciation and amortization	365,332	372,416
Operating lease asset amortization	55,231	53,444
Amortization of debt issuance and other debt-related costs	12,946	9,889
Deferred income taxes	(107,821)	(75,898)
Provision for losses on receivables	(94,242)	38,418
Loss on sale of business	12,043	—
Other non-cash items	(9,312)	3,239
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Decrease (increase) in receivables	192,121	(161,158)
Decrease (increase) in inventories	37,345	(279,403)
Increase in prepaid expenses and other current assets	(22,519)	(38,503)
Increase (decrease) in accounts payable	84,708	(191,280)
Increase (decrease) in accrued expenses	20,108	(49,866)
Decrease in operating lease liabilities	(63,496)	(62,101)
Increase in accrued income taxes	63,385	182,557
Decrease in other assets	20,576	13,023
Increase in other long-term liabilities	38,962	55,857
Net cash provided by operating activities	936,678	754,469
Cash flows from investing activities:
Additions to plant and equipment	(163,944)	(393,379)
Proceeds from sales of plant and equipment	15,510	10,293
Acquisition of businesses, net of cash acquired	—	(142,783)
Purchase of marketable securities	(36,121)	(11,424)
Proceeds from sales of marketable securities	20,797	9,038
Other investing activities	—	565
Net cash used for investing activities	(163,758)	(527,690)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	6,463	721,415
Other debt borrowings	4,094	18,966
Other debt repayments	(773,663)	(23,234)
Proceeds from stock option exercises	66,635	141,709
Stock repurchases	—	(630,395)
Dividends paid	(458,717)	(399,093)
Other financing activities	(873)	(22,461)
Net cash used for financing activities	(1,156,061)	(193,093)
Effect of exchange rates on cash, cash equivalents and restricted cash	77,056	5,565
Net (decrease) increase in cash, cash equivalents and restricted cash	(306,085)	39,251
Cash, cash equivalents and restricted cash at beginning of period	6,095,570	532,245
Cash, cash equivalents and restricted cash at end of period	$5,789,485	$571,496
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$290,926	$162,720
Income taxes	110,453	122,049
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

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Dec. 26, 2020	Dec. 28, 2019
	(In thousands)
Cash and cash equivalents	$5,767,034	$524,578
Restricted cash (1)	22,451	46,918
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$5,789,485	$571,496

(1)Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

2. CHANGES IN ACCOUNTING

Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. Sysco adopted this ASU as of June 28, 2020, the first day of fiscal 2021, with no significant impact to the company’s financial statements.

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

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $2.6 billion and $2.7 billion as of December 26, 2020 and June 27, 2020, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of December 26, 2020, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Dec. 26, 2020
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$1,500,064	$267,817	$402,133	$—	$2,170,014
Canned and dry products	1,406,053	383,170	32,867	—	1,822,090
Frozen fruits, vegetables, bakery and other	1,070,227	394,706	275,422	—	1,740,355
Poultry	844,377	174,717	217,621	—	1,236,715
Dairy products	818,810	208,208	142,966	—	1,169,984
Paper and disposables	715,775	92,954	182,094	8,675	999,498
Fresh produce	696,879	145,565	66,528	—	908,972
Seafood	407,955	69,680	26,387	—	504,022
Beverage products	168,902	73,422	142,208	10,728	395,260
Other (1)	295,101	157,550	32,175	127,246	612,072
Total Sales	$7,924,143	$1,967,789	$1,520,401	$146,649	$11,558,982

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

	26-Week Period Ended Dec. 26, 2020
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,997,869	$581,989	$831,053	$—	$4,410,911
Canned and dry products	2,812,198	774,747	62,440	—	3,649,385
Frozen fruits, vegetables, bakery and other	2,127,476	821,271	532,209	—	3,480,956
Poultry	1,679,256	353,743	434,255	—	2,467,254
Dairy products	1,655,075	441,164	289,995	—	2,386,234
Paper and disposables	1,396,600	183,663	361,268	20,313	1,961,844
Fresh produce	1,407,799	316,103	131,510	—	1,855,412
Seafood	890,652	158,247	51,483	—	1,100,382
Beverage products	348,919	150,888	290,799	21,938	812,544
Other (1)	529,832	349,667	59,537	272,403	1,211,439
Total Sales	$15,845,676	$4,131,482	$3,044,549	$314,654	$23,336,361

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	26-Week Period Ended Dec. 28, 2019
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$4,146,747	$821,638	$773,962	$—	$5,742,347
Canned and dry products	3,760,632	1,165,622	75,842	—	5,002,096
Frozen fruits, vegetables, bakery and other	2,908,688	1,125,005	520,995	—	4,554,688
Dairy products	2,288,201	612,008	288,888	—	3,189,097
Poultry	2,154,785	433,381	404,749	—	2,992,915
Fresh produce	1,951,020	513,941	120,252	—	2,585,213
Paper and disposables	1,409,431	189,120	334,748	32,663	1,965,962
Seafood	1,287,119	278,656	48,238	—	1,614,013
Beverage products	567,412	263,618	282,785	45,240	1,159,055
Other (1)	598,173	399,452	52,428	472,608	1,522,661
Total Sales	$21,072,208	$5,802,441	$2,902,887	$550,511	$30,328,047

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

Credit Risk

Sysco is potentially subject to group concentrations of credit risk with respect to accounts receivable, as large amounts of the company’s trade receivables are concentrated on customers within the food away from home industry across North America and Europe. The prolonged disruption of Sysco’s customers’ businesses due to the COVID-19 pandemic has created additional bad debt risk for the company. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures, and a portion of Sysco’s customers are closed. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability.

Sysco determines the past due status of trade receivables based on contractual terms with each customer, evaluates the collectability of accounts receivable to determine an appropriate allowance for doubtful accounts. To calculate an allowance for doubtful accounts, the company estimates uncollectible amounts based on historical loss experience, including those experienced during times of local and regional disasters, current conditions and collection rates, and expectations regarding future losses. The COVID-19 pandemic is more widespread and longer in duration than historical events impacting Sysco’s business, and it is possible that actual uncollectible amounts will differ from historical results.

In the first 26 weeks of fiscal 2021, Sysco recognized a net $94.2 million benefit on its provision for losses on receivables. In the third and fourth quarters of fiscal 2020, the company experienced an increase in past due receivables and recognized additional bad debt charges on its trade receivables that were outstanding at the time the pandemic caused closures among our customers in mid-March 2020. These receivables were all created in fiscal 2020 and are referred to as pre-pandemic receivables. In the first 26 weeks of fiscal 2021, collections of the company’s pre-pandemic receivables have improved, and its reserve for doubtful accounts has been reduced accordingly, resulting in a $128.9 million benefit. Additional reserves of $34.7 million were recorded in the first 26 weeks of fiscal 2021 for receivables relating to periods beginning after the onset of the COVID-19 pandemic. Below is a summary of the activity in the allowance for credit losses for trade receivables for the first 26 weeks of fiscal 2021:

26-Week Period Ended
Dec. 26, 2020
(In thousands)
Balance at beginning of period	$334,810
Charged to costs and expenses	(94,242)
Customer accounts written off, net of recoveries	22,675
Other adjustments	(8,896)
Balance at end of period	$254,347

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

The following tables present the company’s assets measured at fair value on a recurring basis as of December 26, 2020 and June 27, 2020:

	Assets Measured at Fair Value as of Dec. 26, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$4,738,442	$489,977	$—	$5,228,419
Other assets (1)	22,451	—	—	22,451
Total assets at fair value	$4,760,893	$489,977	$—	$5,250,870

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jun. 27, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$5,245,487	$300,200	$—	$5,545,687
Other assets (1)	36,143	—	—	36,143
Total assets at fair value	$5,281,630	$300,200	$—	$5,581,830

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $16.5 billion and $16.3 billion as of December 26, 2020 and June 27, 2020, respectively. The carrying value of total debt was $13.8 billion and $14.4 billion as of December 26, 2020 and June 27, 2020, respectively.

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

ASC 326 requires Sysco to estimate lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position by assessing credit indicators, including credit ratings, for the applicable securities. If the assessment indicates that an expected credit loss exists, the company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the consolidated results of operations. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 26 weeks of fiscal 2021. The following table presents the company’s available-for-sale marketable securities as of December 26, 2020 and June 27, 2020:

	Dec. 26, 2020
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$89,476	$3,664	$(68)	$93,072	$17,777	$75,295
Government bonds	33,194	4,733	—	37,927	—	37,927
Total marketable securities	$122,670	$8,397	$(68)	$130,999	$17,777	$113,222

	Jun. 27, 2020
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$78,651	$4,064	$—	$82,715	$18,233	$64,482
Government bonds	28,633	4,919	—	33,552	—	33,552
Total marketable securities	$107,284	$8,983	$—	$116,267	$18,233	$98,034

As of December 26, 2020, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Dec. 26, 2020
(In thousands)
Due in one year or less	$17,777
Due after one year through five years	60,399
Due after five years through ten years	52,823
Total	$130,999

There were no significant realized gains or losses in marketable securities in the second quarter or the first 26 weeks of fiscal 2021.

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

Hedging of foreign currency risk

Sysco previously entered into cross-currency swap contracts to hedge the foreign currency transaction risk of certain intercompany loans. There were no credit-risk related contingent features associated with these swaps, which had been designated as cash flow hedges. In the first quarter of 2021, Sysco settled its cross-currency swaps, which had a notional value of £234 million. The company also uses euro-bond denominated debt to hedge the foreign currency exposure of our net investment in certain foreign operations. Additionally, Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of December 26, 2020 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (December 28, 2020 to January 2021)	Swedish Krona	64
June 2023	Euro	500

Hedging of fuel risk
Various (December 31, 2020 to December 2021)	Gallons	33

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 26, 2020 and June 27, 2020 are as follows:

		Derivative Fair Value
	Balance Sheet location	Dec. 26, 2020	Jun. 27, 2020
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$2,678	$1,388
Interest rate swaps	Other assets	58,053	69,782

Cash Flow Hedges:
Fuel swaps	Other current assets	$3,428	$233
Foreign currency forwards	Other current assets	34	1,063
Fuel swaps	Other assets	—	1,173
Cross currency swaps	Other assets	—	19,614
Fuel swaps	Other current liabilities	6,973	28,242
Foreign currency forwards	Other current liabilities	163	222

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 26, 2020	Dec. 28, 2019
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$146,498	$76,762	$293,215	$160,097
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(3,793)	$(5,350)	$(13,791)	$(30,086)
Derivatives designated as hedging instruments	(296)	(9,248)	3,161	(391)

    The losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 26, 2020	Dec. 28, 2019
	(In thousands)
Interest expense	$(9,735)	$(14,560)	$(24,568)	$(29,117)
Increase (decrease) in fair value of debt	(5,942)	(9,210)	(10,777)	969
Hedged items	$(3,793)	$(5,350)	$(13,791)	$(30,086)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended December 26, 2020 and December 28, 2019, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 26, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$16,939	Operating expense	$(7,613)
Foreign currency contracts	(587)	Cost of sales / Other income	—
Total	$16,352		$(7,613)

Derivatives in net investment hedging relationships:
Foreign denominated debt	(27,554)	N/A	—
Total	$(27,554)		$—

	13-Week Period Ended Dec. 28, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$10,345	Operating expense	$(3,213)
Foreign currency contracts	(29,658)	Cost of sales / Other income	3,624
Total	$(19,313)		$411

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(34,639)	N/A	$—
Foreign denominated debt	(11,650)	N/A	—
Total	$(46,289)		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 26-week periods ended December 26, 2020 and December 28, 2019, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 26, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$19,830	Operating expense	$(16,265)
Foreign currency contracts	(20,319)	Cost of sales / Other income	(2,692)
Total	$(489)		$(18,957)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$—	N/A	$—
Foreign denominated debt	(47,953)	N/A	—
Total	$(47,953)		$—

	26-Week Period Ended Dec. 28, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$10,689	Operating expense	$(6,619)
Foreign currency contracts	(17,351)	Cost of sales / Other income	3,626
Total	$(6,662)		$(2,993)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$(13,787)	N/A	$—
Foreign denominated debt	9,800	N/A	—
Total	$(3,987)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of December 26, 2020 are as follows:

	Dec. 26, 2020
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,778)	$(2,797)
Long-term debt	(1,064,694)	(58,053)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 27, 2020 are as follows:

	Jun. 27, 2020
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(749,924)	$(1,388)
Long-term debt	(1,563,636)	(70,239)

7. DEBT

The company has a $2.0 billion long-term revolving credit facility that expires on June 28, 2024, subject to extension. As of December 26, 2020, there were $700.0 million in borrowings outstanding under this facility. Sysco has a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of December 26, 2020, there were no commercial paper issuances outstanding under this program. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. Sysco’s United Kingdom-based subsidiary, Brake Bros Limited, has a separate U.K. commercial paper program for the purpose of issuing short-term, unsecured Sterling-denominated notes in an aggregate amount not to exceed £600.0 million. As of December 26, 2020, there were £600.0 million in aggregate principal amount of notes outstanding under this commercial paper program. The notes under this commercial paper program will mature through May 7, 2021 and are classified within current maturities of long-term debt. During the first 26 weeks of fiscal 2021, aggregate outstanding commercial paper issuances, borrowings under our long-term revolving credit facility and short-term bank borrowings ranged from approximately $1.4 billion to approximately $1.5 billion.

In September 2020, Sysco redeemed all $750 million of its outstanding 2.60% senior notes prior to the October 2020 maturity utilizing a combination of cash flow from operations and net proceeds from senior note issuances in fiscal 2020.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 26, 2020	Dec. 28, 2019
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$67,289	$383,410	$284,189	$837,191
Denominator:
Weighted-average basic shares outstanding	510,006,754	509,984,743	509,567,080	511,721,290
Dilutive effect of share-based awards	2,736,038	5,533,049	2,173,698	5,399,105
Weighted-average diluted shares outstanding	512,742,792	515,517,792	511,740,778	517,120,395
Basic earnings per share	$0.13	$0.75	$0.56	$1.64
Diluted earnings per share	$0.13	$0.74	$0.56	$1.62

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 6,287,000 and 2,947,000 for the second quarter of fiscal 2021 and fiscal 2020, respectively. The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 6,199,000 and 3,134,000 for the first 26 weeks of fiscal 2021 and fiscal 2020, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $291.5 million and $492.5 million for the second quarter of fiscal 2021 and fiscal 2020, respectively. Comprehensive income was $606.9 million and $870.6 million for the first 26 weeks of fiscal 2021 and fiscal 2020, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 26, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$183	$46	$137
Amortization of actuarial loss, net	Other expense, net	10,387	2,594	7,793
Total reclassification adjustments		10,570	2,640	7,930
Foreign currency translation:
Foreign currency translation adjustment	N/A	222,507	—	222,507
Marketable securities:
Change in marketable securities (1)	N/A	(55)	(11)	(44)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	16,352	4,017	12,335
Change in net investment hedge	N/A	(27,554)	(6,888)	(20,666)
Total other comprehensive income before reclassification adjustments		(11,202)	(2,871)	(8,331)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income		$224,694	$477	$224,217

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2021.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Dec. 28, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$1,905	$477	$1,428
Amortization of actuarial loss, net	Other expense, net	9,630	2,405	7,225
Total reclassification adjustments		11,535	2,882	8,653
Foreign currency translation:
Foreign currency translation adjustment	N/A	154,955	—	154,955
Marketable Securities:
Change in marketable securities (1)	N/A	(489)	(103)	(386)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(19,313)	(4,516)	(14,797)
Change in net investment hedges	N/A	(46,289)	(4,810)	(41,479)
Total other comprehensive income (loss) before reclassification adjustments		(65,602)	(9,326)	(56,276)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income (loss)		$103,273	$(5,828)	$109,101

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2020.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Dec. 26, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$366	$92	$274
Amortization of actuarial loss, net	Other expense, net	20,740	5,182	15,558
Total reclassification adjustments		21,106	5,274	15,832
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	335,647	—	335,647
Marketable securities:
Change in marketable securities (1)	N/A	(655)	(137)	(518)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges (3)	Operating expenses (2)	(489)	143	(632)
Change in net investment hedges (3)	N/A	(47,953)	(16,026)	(31,927)
Total other comprehensive income before reclassification adjustments		(48,442)	(15,883)	(32,559)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,748	1,438	4,310
Total other comprehensive income (loss)		$313,404	$(9,308)	$322,712

(1) Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2021.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(3) Change in cash flow hedges includes the termination of some cash flow hedges, as described in Note 6, “Derivative Financial Instruments.”

		26-Week Period Ended Dec. 28, 2019
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$3,810	$954	$2,856
Amortization of actuarial loss, net	Other expense, net	18,572	4,664	13,908
Total reclassification adjustments		22,382	5,618	16,764
Foreign currency translation:
Foreign currency translation adjustment	N/A	28,796	—	28,796
Marketable Securities:
Change in marketable securities (1)	N/A	692	145	547
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(6,662)	(1,124)	(5,538)
Change in net investment hedges	N/A	(3,987)	7,492	(11,479)
Total other comprehensive income (loss) before reclassification adjustments		(10,649)	6,368	(17,017)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,748	1,438	4,310
Total other comprehensive income		$46,969	$13,569	$33,400

(1)Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2020.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Dec. 26, 2020
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of June 27, 2020	$(1,265,714)	$(402,384)	$(49,878)	$7,095	$(1,710,881)
Equity adjustment from foreign currency translation	—	335,647	—	—	335,647
Amortization of cash flow hedges	—	—	4,310	—	4,310
Change in net investment hedges	—	—	(31,927)	—	(31,927)
Change in cash flow hedge	—	—	(632)	—	(632)
Amortization of unrecognized prior service cost	274	—	—	—	274
Amortization of unrecognized net actuarial losses	15,558	—	—	—	15,558
Change in marketable securities	—	—	—	(518)	(518)
Balance as of Dec. 26, 2020	$(1,249,882)	$(66,737)	$(78,127)	$6,577	$(1,388,169)

	26-Week Period Ended Dec. 28, 2019
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2019	$(1,217,617)	$(290,169)	$(94,770)	$2,827	$(1,599,729)
Equity adjustment from foreign currency translation	—	28,796	—	—	28,796
Amortization of cash flow hedges	—	—	4,310	—	4,310
Change in net investment hedges	—	—	(11,479)	—	(11,479)
Change in cash flow hedge	—	—	(5,538)	—	(5,538)
Amortization of unrecognized prior service cost	2,856	—	—	—	2,856
Amortization of unrecognized net actuarial losses	13,908	—	—	—	13,908
Change in marketable securities	—	—	—	547	547
Balance as of Dec. 28, 2019	$(1,200,853)	$(261,373)	$(107,477)	$3,374	$(1,566,329)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 26 weeks of fiscal 2021, options to purchase 1,943,368 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2021 was $13.63.

In the first 26 weeks of fiscal 2021, 794,659 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 26 weeks of fiscal 2021 was $58.71. The PSUs will convert into shares of Sysco common stock at the end of the two-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 26 weeks of fiscal 2021, 415,910 restricted stock units were granted to employees. The weighted average grant-date fair value per restricted stock unit granted during the first 26 weeks of fiscal 2021 was $57.90.

Employee Stock Purchase Plan

Plan participants purchased 452,013 shares of common stock under the Sysco ESPP during the first 26 weeks of fiscal 2021. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $3.41 during the first 26 weeks of fiscal 2021. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $47.1 million and $46.6 million for the first 26 weeks of fiscal 2021 and fiscal 2020, respectively.

As of December 26, 2020, there was $123.8 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.91 years.

11.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the second quarter and first 26 weeks of fiscal 2021 were 17.05% and 16.38%, respectively. As compared to the company’s statutory tax rate, the lower effective tax rate for the second quarter and first 26 weeks of fiscal 2021 was impacted by (1) the favorable impact of excess tax benefits of equity-based compensation that totaled $4.3 million and $6.6 million, respectively, (2) the $7.6 million tax benefit attributable to the sale of the stock of Cake Corporation in the first quarter, and (3) the impact of changes in tax law in the U.K. of $5.5 million in the first quarter. The effective tax rates for the second quarter and first 26 weeks of fiscal 2020 were 19.54% and 20.90%, respectively. The lower effective tax rate for the second quarter and first 26 weeks of fiscal 2020 was primarily due to the favorable impact of excess tax benefits of equity-based compensation that totaled $11.8 million and $27.5 million, respectively.

Uncertain Tax Positions

As of December 26, 2020, the gross amount of unrecognized tax benefit and related accrued interest was $20.4 million and $2.4 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center. These also include all share-based compensation costs. During the fourth quarter of fiscal 2020, Sysco revised the way performance is assessed for the U.S. Foodservice Operations segment. As a result of this change, charges incurred by the company’s corporate and shared services center, to provide direct support functions to the U.S. Foodservice Operations reportable segment, have been reclassified from Corporate expenses into the U.S. Foodservice reportable segment. The segment information disclosed for the first 26 weeks of fiscal 2021 reflects this change in reporting structure. The second quarter and first 26 weeks of fiscal 2020 results reflect $64.0 million and $131.8 million, respectively, of corporate expense reclassifications to conform with the current year presentation.

The following tables set forth certain financial information for Sysco’s reportable business segments.

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 26, 2020	Dec. 28, 2019
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$7,924,143	$10,413,575	$15,845,676	$21,072,208
International Foodservice Operations	1,967,789	2,890,053	4,131,482	5,802,441
SYGMA	1,520,401	1,455,893	3,044,549	2,902,887
Other	146,649	265,521	314,654	550,511
Total	$11,558,982	$15,025,042	$23,336,361	$30,328,047

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 26, 2020	Dec. 28, 2019
Operating income (loss):	(In thousands)		(In thousands)
U.S. Foodservice Operations	$485,251	$704,801	$1,073,660	$1,498,420
International Foodservice Operations	(79,949)	34,881	(80,486)	89,681
SYGMA	11,328	9,861	23,020	17,431
Other	(1,018)	9,403	(1,023)	19,540
Total segments	415,612	758,946	1,015,171	1,625,072
Corporate	(203,550)	(206,453)	(383,530)	(404,261)
Total operating income	212,062	552,493	631,641	1,220,811
Interest expense	146,498	76,762	293,215	160,097
Other (income) expense, net	(15,556)	(807)	(1,432)	2,305
Earnings before income taxes	$81,120	$476,538	$339,858	$1,058,409

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

Highlights

Our second quarter of fiscal 2021 results continue to be impacted by the COVID-19 pandemic; however, we achieved a profitable quarter despite a 23% reduction in sales and funded investments to enable our transformation. Our business transformation is on track as Sysco continues to manage the business through the COVID-19 pandemic and create new capabilities for our future. These capabilities will enable us to better serve our customers, differentiate ourselves from our competitors and deliver strong business results. Our strategic transformation priorities include acceleration of our work across our customer-facing tools and technology, sales transformation to improve selling effectiveness and provide a more customer-centric structure, regionalization of our U.S. Broadline business to enable us to operate with greater agility and efficiency as a company, and the permanent reduction of costs from the business. All of these efforts are expected to enable us to improve profitability and fund new sources of business growth. See below for a comparison of our second quarter of fiscal 2021 results to our second quarter of fiscal 2020 results, both including and excluding Certain Items.

Comparisons of results from the second quarter of fiscal 2021 to the second quarter of fiscal 2020:

•Sales:
◦decreased 23.1%, or $3.5 billion, to $11.6 billion;
•Operating income:
◦decreased 61.6%, or $340.4 million, to $212.1 million;
◦adjusted operating income decreased 62.7%, or $392.8 million, to $234.1 million;
•Net earnings:
◦decreased 82.4%, or $316.1 million, to $67.3 million;
◦adjusted net earnings decreased 80.4%, or $351.9 million, to $85.9 million;
•Basic earnings per share:
◦decreased 82.7%, or $0.62, to $0.13 per share;
•Diluted earnings per share:
◦decreased 82.4%, or $0.61, to $0.13 per share; and
◦adjusted diluted earnings per share decreased 80.0%, or $0.68, to $0.17 per share.

Comparisons of results from the first 26 weeks of fiscal 2021 to the first 26 weeks of fiscal 2020:

•Sales:
◦decreased 23.1%, or $7.0 billion, to $23.3 billion;
•Operating income:
◦decreased 48.3%, or $589.2 million, to $631.6 million;
◦adjusted operating income decreased 56.3%, or $770.1 million, to $598.7 million;
•Net earnings:
◦decreased 66.1%, or $553.0 million, to $284.2 million;
◦adjusted net earnings decreased 72.6%, or $688.8 million, to $259.3 million;
•Basic earnings per share:
◦decreased 65.9%, or $1.08, to $0.56 per share;
•Diluted earnings per share:
◦decreased 65.4%, or $1.06, to $0.56 per share; and
◦adjusted diluted earnings per share decreased 72.1%, or $1.32, to $0.51 per share.

Sysco’s results of operations for fiscal 2021 and fiscal 2020 were impacted by restructuring and transformational project costs consisting of: (1) expenses associated with our various transformation initiatives; (2) severance and facility closure charges; and (3) restructuring charges. Sysco’s results for fiscal 2021 and fiscal 2020 were also impacted by intangible amortization expense related to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). Additionally, our results for fiscal 2021 were impacted by the loss on the sale of Cake Corporation.

Fiscal 2021 results of operations were also positively impacted by the reduction of bad debt expense previously recognized in fiscal 2020 due to the unexpected impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. While Sysco traditionally incurs bad debt expense, the magnitude of such expenses and benefits that we have experienced since the onset of the COVID-19 pandemic is not indicative of our normal operations. Our adjusted results have not been normalized in a manner that would exclude the full impact of the COVID-19 pandemic on our business. As such, Sysco has not adjusted its results for lost sales, inventory write-offs or other costs associated with the COVID-19 pandemic not previously stated.

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

Key Performance Indicators

Sysco seeks to meet its strategic goals by continually measuring its success in its key performance metrics that drive stakeholder value through sales growth and capital allocation and deployment. The COVID-19 pandemic has significantly impacted the financial metrics used by management to evaluate the business, and certain metrics continue to be a near- and long-term focus, while other metrics do not provide meaningful comparable information in the near-term. We believe the following are our most significant performance metrics in our current business environment:

•Adjusted operating income growth (non-GAAP);
•Adjusted diluted earnings per share growth (non-GAAP);
•Case volume growth by customer type for U.S. Broadline operations;
•Sysco brand penetration for U.S. Broadline operations; and
•Free cash flow (non-GAAP).

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

Trends

Economic and Industry Trends

In response to the COVID-19 pandemic, national and local governments have imposed substantial restrictions upon the customers we serve in the food-away-from-home sector. Our customers experienced increasingly restrictive conditions on their operations during the second quarter of fiscal 2021, which was most notable in December when restaurant traffic and sales declined. Additionally, the International Foodservice Operations segment has been impacted significantly due to tougher restrictions in the countries in which we operate, particularly in Europe, which went into lockdown in December and is expected to remain in varying degrees of lockdown for a significant portion of the second half of fiscal 2021. Sysco is helping our customers navigate this challenging environment, and in the second quarter of fiscal 2021, as a result of these efforts, Sysco gained overall market share versus the rest of the industry, reflecting the early progress of our transformation and our success in winning new business.
Sales and Gross Profit Trends

Our sales and gross profit performance can be influenced by multiple factors, including price, volume, customer mix, product mix and the impact of the COVID-19 pandemic. The biggest factor affecting performance in the first 26 weeks of fiscal 2021 was the COVID-19 pandemic due to reduced volume. In terms of customer mix, during the second quarter of fiscal 2021, we added more new local customers than we have added during any quarter in the last five years. This evidences our ability to accelerate future growth. Gross margins were also adversely impacted by lower volumes in December due to restrictions on our customers resulting from the impact of the second wave of COVID-19 in different geographies. Since the beginning of the third quarter of fiscal 2021, however, we are seeing volume improvements in our largest businesses in North America.

With our focus on growing sales, in the second quarter of fiscal 2021, we added $200 million of net new national account business, which totals more than $1.5 billion of contracted business on an annualized basis since the beginning of the pandemic. We believe these customer additions will enable Sysco to recover faster than the market as economic conditions improve.

Our gross margin decreased 67 and 53 basis points in the second quarter and first 26 weeks of fiscal 2021, respectively, compared to the respective prior year periods. For our U.S. Foodservice Operations segment, we typically see a seasonal decline in gross margin sequentially from the first quarter to the second quarter, as we did this fiscal year. Our largest businesses, U.S. Foodservice Operations and SYGMA, each had a flat gross margin rates when compared to the same quarter of the prior year, while the International Foodservice Operations business and businesses in our other segment showed gross margin declines in the quarter. The growth of our national accounts business at SYGMA produced a customer mix shift that resulted in overall lower margins for Sysco, as gross margin on sales to our national customers is generally lower than on sales to other types of customers due to the higher volumes we sell to these customers. In terms of the impact on pricing, we experienced inflation at a rate of 1.6% and 1.3% during the second quarter and first 26 weeks of fiscal 2021, respectively, primarily in the paper and disposables, poultry and dairy products categories.

Operating Expense Trends

Total operating expenses decreased 17.1% and 19.0% during the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to the same periods in fiscal 2020. The largest contributor to the decrease was reduced costs from cost-out initiatives (see “Cost-out Measures” below), as well as a benefit from a reduction in our allowance for doubtful accounts resulting from the COVID-19 pandemic. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures, and a portion of Sysco’s customers are closed. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. We established reserves for bad debts in fiscal 2020 for these receivables; however, collections have improved in fiscal 2021 and, as a result, we have reduced our reserves on pre-pandemic receivables, recognizing a $30.3 million and $128.9 million benefit in the second quarter and first 26 weeks of fiscal 2021, respectively, included as a Certain Item. Additional reserves of $13.8 million and $34.7 million were recorded in the second quarter and first 26 weeks of fiscal 2021, respectively, for receivables relating to periods beginning after the onset of the COVID-19 pandemic, which are not included as a Certain Item. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ and additional charges may be required; however, if collections continue to improve, it is also possible that additional reductions in our bad debt reserve could occur.

Cost-out Measures

The COVID-19 crisis has compelled us to take action to reduce costs by reducing variable expenses in response to reduced customer demand, aligning inventory to current sales trends, reducing capital expenditures to only urgent projects and targeted investments and tightly managing receivables. These actions produced savings in the second quarter and first 26 weeks of fiscal 2021. We have reduced pay-related expenses through headcount reductions across the organization, most of which occurred in fiscal 2020. Our U.S. Broadline regionalization also contributed to reduced costs, as we experienced an increase in warehouse productivity and maintained key transportation efficiency metrics despite significant changes in case volume in the second quarter of fiscal 2021. We brought back hundreds of associates in the second quarter of fiscal 2021 in support of our business model. In the latter part of the third quarter of fiscal 2021, we anticipate we will hire thousands of additional sales consultants, new business developers, culinary experts and operations associates in preparation for the incremental volume associated with the expected business recovery. Our operating expenses therefore are expected to increase in the third quarter of fiscal 2021 in contrast to the reduction in force efforts taken in the third quarter of fiscal 2020. We continue to make progress against our $350 million cost savings initiatives in fiscal 2021, and we continue to make purposeful investments in our capability builds in service of our transformation of pricing, customer experience, sales, vendor management and personalization. While we expect significant returns on these efforts in future quarters, the investment dollars are offsetting part of our savings in the second quarter and will do so in the second half of fiscal 2021. When combined with the impact of slower openings in our International segment, we expect our third quarter results to be more challenging than originally anticipated.

Status of Supply Chain Disruptions and Facility Closures

Although our business continues to face challenges associated with the COVID-19 crisis, to date we have not experienced any significant disruptions to our supply chain, significant distribution facility closures or disposals of significant assets or lines of business.

Income Tax Trends

Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. The impact of the COVID-19 pandemic may change our mix of earnings by jurisdiction and has increased the risk that operating losses may occur within certain of our jurisdictions that could lead to the recognition of valuation allowances against certain deferred tax assets in the future, if these losses are prolonged beyond our current expectations. These effects could negatively impact our income tax expense, net earnings, and balance sheet.

Divestitures

Sysco sold its interests in Davigel Spain, part of the International Foodservice Operations segment, in the third quarter of fiscal 2021 and sold its interest in Cake Corporation in the first quarter of fiscal 2021. These operations were not significant to Sysco’s business, and these divestitures will facilitate our efforts to prioritize our focus and investments on our core business.

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

While our response to the COVID-19 pandemic has been a primary focus, we have also accelerated our transformation initiatives that improve how we serve our customers, differentiate Sysco from our competitors and transform the foodservice distribution industry. These include:

•Improving service to our customers by enhancing our digital order entry platform, Sysco Shop, deploying a digital pricing tool and introducing our Restaurants Rising campaign;
•Transforming our sales model to make it easier for customers to do business with Sysco and to increase the effectiveness of our sales teams;
•Regionalizing our operations in the U.S. within our U.S. Broadline business; and

•Removing structural fixed costs from our business and becoming a more efficient company to return value to shareholders and to fund our continued growth plans.

Throughout the second quarter of fiscal 2021, the number of customer orders placed through Sysco Shop, our mobile ordering platform that allows us to onboard new customers in less than 24 hours and drive incremental sales, continued to meaningfully increase. We believe this increase is a direct result of the improvements we are making to the Sysco Shop platform and the feedback we are soliciting from our customers and expert sales force. Additionally, the pilot program for our new pricing software is performing well in our first test region, and we intend to implement the pricing system across the country in calendar year 2021. The goal of this effort is to improve price transparency with our customers and drive incremental sales and gross profit growth by optimizing prices at the customer and item level. Additionally, by automating customer level pricing, we will free up time for our sales consultants to spend with customers on value-added activities, such as menu design, Sysco brand penetration, and other drivers of sales and margin. Our sales consultants are leveraging the Restaurants Rising program, which eliminates order minimums and allows our sales consultants to assist their customers in optimizing operations, to retain current customers and help Sysco attract and serve new customers. We are improving our go-to-market selling strategy by transforming our sales process to create an improved, more customer-centric organizational structure. The regionalization of our U.S. Broadline business is complete, and the new structure has optimized our inventory assortment across multiple physical sites and optimized the servicing of key customers by ensuring the most efficient physical location services each customer location.

See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income and adjusted return on invested capital, which are non-GAAP financial measures.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 26, 2020	Dec. 28, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.8	81.2	81.5	81.0
Gross profit	18.2	18.8	18.5	19.0
Operating expenses	16.3	15.1	15.8	15.0
Operating income	1.9	3.7	2.7	4.0
Interest expense	1.3	0.5	1.3	0.5
Other (income) expense, net	(0.1)	—	—	—
Earnings before income taxes	0.7	3.2	1.4	3.5
Income taxes	0.1	0.6	0.2	0.7
Net earnings	0.6%	2.6%	1.2%	2.8%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
	Dec. 26, 2020	Dec. 26, 2020
Sales	(23.1)%	(23.1)%
Cost of sales	(22.4)	(22.6)
Gross profit	(25.8)	(25.2)
Operating expenses	(17.1)	(19.0)
Operating income	(61.6)	(48.3)
Interest expense	90.8	83.1
Other (income) expense, net (1) (2)	1,827.6	(162.1)
Earnings before income taxes	(83.0)	(67.9)
Income taxes	(85.1)	(74.8)
Net earnings	(82.4)%	(66.1)%
Basic earnings per share	(82.7)%	(65.9)%
Diluted earnings per share	(82.4)	(65.4)
Average shares outstanding	—	(0.4)
Diluted shares outstanding	(0.5)	(1.0)

(1)Other (income) expense, net was income of $15.6 million and $0.8 million in the second quarter of fiscal 2021 and fiscal 2020, respectively.
(2)Other (income) expense, net was income of $1.4 million and expense of $2.3 million in the first 26 weeks of fiscal 2021 and fiscal 2020, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Dec. 26, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$7,924,143	$1,967,789	$1,520,401	$146,649	$—	$11,558,982
Sales increase (decrease)	(23.9)%	(31.9)%	4.4%	(44.8)%		(23.1)%
Percentage of total	68.6%	17.0%	13.2%	1.2%		100.0%

Operating income (loss)	$485,251	$(79,949)	$11,328	$(1,018)	$(203,550)	$212,062
Operating income (loss) increase (decrease)	(31.2)%	NM	14.9%	NM		(61.6)%
Percentage of total segments	116.8%	(19.2)%	2.7%	(0.3)%		100.0%
Operating income (loss) as a percentage of sales	6.1%	(4.1)%	0.7%	(0.7)%		1.8%

	13-Week Period Ended Dec. 28, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$10,413,575	$2,890,053	$1,455,893	$265,521	$—	$15,025,042
Percentage of total	69.3%	19.2%	9.7%	1.8%		100.0%

Operating income	$704,801	$34,881	$9,861	$9,403	$(206,453)	$552,493
Percentage of total segments	92.9%	4.6%	1.3%	1.2%		100.0%
Operating income as a percentage of sales	6.8%	1.2%	0.7%	3.5%		3.7%

	26-Week Period Ended Dec. 26, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$15,845,676	$4,131,482	$3,044,549	$314,654	$—	$23,336,361
Sales increase (decrease)	(24.8)%	(28.8)%	4.9%	(42.8)%		(23.1)%
Percentage of total	67.9%	17.7%	13.0%	1.4%		100.0%

Operating income	$1,073,660	$(80,486)	$23,020	$(1,023)	$(383,530)	$631,641
Operating income increase (decrease)	(28.3)%	(189.7)%	32.1%	(105.2)%		(48.3)%
Percentage of total segments	105.8%	(7.9)%	2.3%	(0.2)%		100.0%
Operating income as a percentage of sales	6.8%	(1.9)%	0.8%	(0.3)%		2.7%

	26-Week Period Ended Dec. 28, 2019
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$21,072,208	$5,802,441	$2,902,887	$550,511	$—	$30,328,047
Percentage of total	69.5%	19.1%	9.6%	1.8%		100.0%

Operating income	$1,498,420	$89,681	$17,431	$19,540	$(404,261)	$1,220,811
Percentage of total segments	92.2%	5.5%	1.1%	1.2%		100.0%
Operating income as a percentage of sales	7.1%	1.5%	0.6%	3.5%		4.0%

Based on information in Note 13, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I, in the second quarter and first 26 weeks of fiscal 2021, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 85.6% of Sysco’s overall sales in each period. In the second quarter and first 26 weeks of fiscal 2021, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 97.6% and 97.9% of the total segment operating income, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 26, 2020	13-Week Period Ended Dec. 28, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$7,924,143	$10,413,575	$(2,489,432)	(23.9)%
Gross profit	1,559,322	2,048,904	(489,582)	(23.9)
Operating expenses	1,074,071	1,344,103	(270,032)	(20.1)
Operating income	$485,251	$704,801	$(219,550)	(31.2)%

Gross profit	$1,559,322	$2,048,904	$(489,582)	(23.9)%
Adjusted operating expenses (Non-GAAP)	1,087,526	1,340,424	(252,898)	(18.9)
Adjusted operating income (Non-GAAP)	$471,796	$708,480	$(236,684)	(33.4)%

	26-Week Period Ended Dec. 26, 2020	26-Week Period Ended Dec. 28, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$15,845,676	$21,072,208	$(5,226,532)	(24.8)%
Gross profit	3,159,029	4,193,791	(1,034,762)	(24.7)
Operating expenses	2,085,369	2,695,371	(610,002)	(22.6)
Operating income	$1,073,660	$1,498,420	$(424,760)	(28.3)%

Gross profit	$3,159,029	$4,193,791	$(1,034,762)	(24.7)%
Adjusted operating expenses (Non-GAAP)	2,184,201	2,687,566	(503,365)	(18.7)
Adjusted operating income (Non-GAAP)	$974,828	$1,506,225	$(531,397)	(35.3)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	(23.4)%	$(2,436.6)	(24.6)%	$(5,185.6)
Inflation	1.6	170.6	1.2	249.0
Acquisitions	0.2	16.7	0.2	50.5
Other (1)	(2.3)	(240.1)	(1.6)	(340.4)
Total change in sales	(23.9)%	$(2,489.4)	(24.8)%	$(5,226.5)

(1)Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

Sales for the second quarter of fiscal 2021 were 23.9% lower than the second quarter of fiscal 2020. The primary driver of the decrease was the significant decline in case volume in our U.S. Broadline operations as a result of some of our customers closing and many other customers operating at a substantially reduced volume in response to the COVID-19 pandemic. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, decreased 23.7% in the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020, and included a 19.7% decline in locally managed customer case growth along with a 28.4% decrease in national customer case volume. Sales from acquisitions within the last 12 months had no impact on locally managed customer sales for the second quarter of fiscal 2021; therefore, organic local case volume, which excludes acquisitions, declined 19.7%. We acquired a significant number of new customers and saw growth in our national accounts customer base during the second quarter of fiscal 2021.

Sales for the first 26 weeks of fiscal 2021 were 24.8% lower than the first 26 weeks of fiscal 2020. The primary driver of the decrease was the significant decline in case volume in our U.S. Broadline operations as a result of some of our customers closing and many other customers operating at a substantially reduced volume in response to the COVID-19 pandemic. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, decreased 24.8% in the first 26 weeks of fiscal 2021, as compared to the first 26 weeks of fiscal 2020, and included a 20.6% decline in locally managed customer case growth along with a 29.8% decrease in national customer case volume. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.1% for the first 26 weeks of fiscal 2021; therefore, organic local case volume, which excludes acquisitions, declined 20.7%.

Operating Income

Operating income decreased 31.2% and 28.3% for the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020.

Gross profit dollars decreased 23.9% and 24.7% in the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020, driven primarily by the decline in local cases and a decline in Sysco-branded products, which reflected changes in customer mix and product mix and the addition of new customers. The decrease was partially offset by higher inflation. The estimated change in product costs, an internal measure of inflation or deflation, for the second quarter and first 26 weeks of fiscal 2021 for our U.S. Broadline operations was inflation of 1.6% and 1.3%, respectively. For the second quarter and first 26 weeks of fiscal 2021, this change in product costs was primarily driven by inflation in the paper and disposables, poultry and dairy products categories. Our Sysco brand sales as a percentage of total U.S. cases decreased 165 basis points and 77 basis points, respectively, for the second quarter and first 26 weeks of fiscal 2021, which was driven by customer and product mix shift. Sysco brand sales as a percentage of local U.S. cases decreased by approximately 455 basis points and 288 basis points, respectively, for the second quarter and first 26 weeks of fiscal 2021, which was driven by product mix shifting into pre-packaged and takeaway ready products. Gross margin, which is gross profit as a percentage of sales, was 19.68% and 19.94% in the second quarter and first 26 weeks of fiscal 2021, respectively, which was flat compared to the second quarter of fiscal 2021, and an increase of 3 basis points compared to the gross margin of 19.90% in the first 26 weeks of fiscal 2020, primarily attributable to inflation.

Operating expenses for the second quarter and first 26 weeks of fiscal 2021 decreased 20.1%, or $270.0 million, and 22.6%, or $610.0 million, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020, primarily driven by a decrease in pay-related costs associated with permanent headcount reductions made in fiscal 2020 in response to the COVID-19 pandemic and the reduction of reserves on pre-pandemic receivables. Operating expenses, on an adjusted basis (which is a non-GAAP financial measure for which a reconciliation is provided below), for the second quarter and first 26 weeks of fiscal 2021, decreased 18.9%, or $252.9 million, and 18.7%, or $503.4 million, respectively, compared to the second quarter and first 26 weeks of fiscal 2020.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 26, 2020	13-Week Period Ended Dec. 28, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$1,967,789	$2,890,053	$(922,264)	(31.9)%
Gross profit	373,840	586,039	(212,199)	(36.2)
Operating expenses	453,789	551,158	(97,369)	(17.7)
Operating (loss) income	$(79,949)	$34,881	$(114,830)	NM

Gross profit	$373,840	$586,039	$(212,199)	(36.2)%
Adjusted operating expenses (Non-GAAP)	429,056	511,996	(82,940)	(16.2)
Adjusted operating (loss) income (Non-GAAP)	$(55,216)	$74,043	$(129,259)	(174.6)%

Sales on a constant currency basis (Non-GAAP)	$1,914,387	$2,890,053	$(975,666)	(33.8)%
Gross profit on a constant currency basis (Non-GAAP)	362,382	586,039	(223,657)	(38.2)
Adjusted operating expenses on a constant currency basis (Non-GAAP)	413,933	511,996	(98,063)	(19.2)
Adjusted operating (loss) income on a constant currency basis (Non-GAAP)	$(51,551)	$74,043	$(125,594)	(169.6)%

	26-Week Period Ended Dec. 26, 2020	26-Week Period Ended Dec. 28, 2019	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$4,131,482	$5,802,441	$(1,670,959)	(28.8)%
Gross profit	824,238	1,191,224	(366,986)	(30.8)
Operating expenses	904,724	1,101,543	(196,819)	(17.9)
Operating (loss) income	$(80,486)	$89,681	$(170,167)	(189.7)%

Gross profit	$824,238	$1,191,224	$(366,986)	(30.8)%
Adjusted operating expenses (Non-GAAP)	860,673	1,018,199	(157,526)	(15.5)
Adjusted operating (loss) income (Non-GAAP)	$(36,435)	$173,025	$(209,460)	(121.1)%

Sales on a constant currency basis (Non-GAAP)	$4,037,440	$5,802,441	$(1,765,001)	(30.4)%
Gross profit on a constant currency basis (Non-GAAP)	801,267	1,191,224	(389,957)	(32.7)
Adjusted operating expenses on a constant currency basis (Non-GAAP)	833,221	1,018,199	(184,978)	(18.2)
Adjusted operating (loss) income on a constant currency basis (Non-GAAP)	$(31,954)	$173,025	$(204,979)	(118.5)%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	1.7%	$49.5	1.3%	$73.1
Foreign currency	1.9	54.4	(1.6)	(95.0)
Other (1)	(35.5)	(1,026.2)	(28.5)	(1,649.1)
Total change in sales	(31.9)%	$(922.3)	(28.8)%	$(1,671.0)

(1)The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the second quarter and first 26 weeks of fiscal 2021 were 31.9% and 28.8% lower, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020, primarily due to the significant decline in volume, as our European, Canadian and Latin American businesses have been substantially impacted by recent lockdowns, which are more aggressive than the lockdowns in the United States. In the second quarter of fiscal 2021, changes in foreign exchange rates positively affected sales by 1.8%, resulting in a 33.8% decrease in adjusted gross profit on a constant currency basis. In the first 26 weeks of fiscal 2021, changes in foreign exchange rates positively affected sales by 1.6%, resulting in a 30.4% decrease in sales on a constant currency basis.

Operating Income

Operating income decreased by $114.8 million and $170.2 million for the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020, primarily due to the decline in business resulting from the reductions in our customers’ business in response to the COVID-19 pandemic and from ongoing restructuring and transformation projects in our European operations. Operating income, on an adjusted basis, decreased by $129.3 million, or 174.6%, for the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020. In the second quarter of fiscal 2021, changes in foreign exchange rates negatively affected operating income by 4.9%, resulting in a 169.6% decrease in adjusted operating income on a constant currency basis. Operating income, on an adjusted basis, decreased by $209.5 million, or 121.1%, for the first 26 weeks of fiscal 2021, as compared to the first 26 weeks of fiscal 2020. In the first 26 weeks of fiscal 2021, changes in foreign exchange rates negatively affected operating income by 2.6%, resulting in a 118.5% decrease in adjusted operating income on a constant currency basis.

Gross profit dollars decreased by 36.2% in the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020, primarily attributable to the decline in sales. In the second quarter of fiscal 2021, changes in foreign exchange rates positively affected gross profit by 2.0%, resulting in a 38.2% decrease in adjusted gross profit on a constant currency basis. Gross profit dollars decreased by 30.8% in the first 26 weeks of fiscal 2021, as compared to the first 26 weeks of fiscal 2020, primarily attributable to the decline in sales. In the first 26 weeks of fiscal 2021, changes in foreign exchange rates positively affected gross profit by 1.9%, resulting in a 32.7% decrease in adjusted gross profit on a constant currency basis. Gross margin was 19.00% and 19.95% in the second quarter and first 26 weeks of fiscal 2021, respectively, which was a decrease of 128 and 58 basis points compared to the gross margin of 20.28% and 20.53% in the second quarter and first 26 weeks of fiscal 2020, respectively, primarily as a result of adverse customer mix, product mix and aged inventory.

Operating expenses for the second quarter and first 26 weeks of fiscal 2021 decreased 17.7%, or $97.4 million, and 17.9%, or $196.8 million, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020, primarily due to a decrease in pay-related costs associated with permanent workforce reductions made in fiscal 2020 as a result of the COVID-19 pandemic. Additionally, the reduction of reserves on pre-pandemic receivables and reduced restructuring and integration charges in Europe contributed to the decrease. Operating expenses, on an adjusted basis, for the second quarter of fiscal 2021 decreased 16.2%, or $82.9 million, compared to the second quarter of fiscal 2020. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars increased operating expenses during the period by 3.0%, resulting in a 19.2% decrease in adjusted operating expenses on a constant currency basis. Operating expenses, on an adjusted basis, for the first 26 weeks of fiscal 2021 decreased 15.5%, or $157.5 million, compared to the first 26 weeks of fiscal 2020. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars increased operating expenses during the period by 2.7%, resulting in an 18.2% decrease in adjusted operating expenses on a constant currency basis.

Results of SYGMA and Other Segment

For SYGMA, sales were 4.4% and 4.9% higher in the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020, primarily from an increase in case volume driven by the success of national and regional quick service restaurants servicing drive-through traffic. Operating income increased by $1.5 million and $5.6 million in the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020, as our increase in case volume exceeded the increase in expenses.

For the operations that are grouped within Other, operating income decreased $10.4 million and $20.6 million in the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020. Our hospitality business, Guest Worldwide, had a gross profit decrease of 42.7% and 46.7% in the second quarter and first 26 weeks of fiscal 2021, respectively. This business remains challenged, as the customers in the hospitality segment continue to see lower occupancy rates compared to prior year levels. Despite operating in a difficult hospitality environment, the business improved its underlying profitability during the second quarter. During the first quarter of fiscal 2021, we sold a non-core asset, Cake Corporation, as we chose to narrow our business focus.

Corporate Expenses

Corporate expenses in the second quarter of fiscal 2021 decreased $5.4 million, or 2.6%, as compared to the second quarter of fiscal 2020, primarily due to lower charges for professional fees and other business transformation initiatives. Corporate expenses in the first 26 weeks of fiscal 2021 decreased $21.1 million, or 5.2%, as compared to the first 26 weeks of fiscal 2020, primarily due to a reduction in pay-related costs associated with permanent headcount reductions made in the third and fourth quarters of fiscal 2020 in response to the COVID-19 pandemic. Lower charges for professional fees and other business transformation initiatives also contributed to the decrease. Corporate expenses, on an adjusted basis, increased $13.3 million, or 7.4%, and $8.3 million, or 2.4%, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020. Higher investments in our business transformation contributed to the increase in Corporate expenses, on an adjusted basis in the second quarter and first 26 weeks of fiscal 2021.

Included in Corporate expenses are Certain Items that totaled $12.0 million and $24.0 million in the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to $30.6 million and $53.4 million in the second quarter and first 26 weeks of fiscal 2020. Certain Items impacting the second quarter and first 26 weeks of fiscal 2021 and fiscal 2020 were primarily expenses associated with our business technology transformation initiatives.

Interest Expense

Interest expense increased $69.7 million and $133.1 million for the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020, primarily attributable to higher fixed debt volume, partially offset by lower floating interest rates.

Net Earnings

Net earnings decreased 82.4% and 66.1% in the second quarter and first 26 weeks of fiscal 2021, respectively, as compared to the second quarter and first 26 weeks of fiscal 2020, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I.

Adjusted net earnings, excluding Certain Items, decreased 80.4% and 72.6% in the second quarter and first 26 weeks of fiscal 2021, respectively, primarily due to a significant decrease in sales volume, partially offset by a favorable tax expense compared to the prior year.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2021 were $0.13, a 82.7% decrease from the comparable prior year period amount of $0.75 per share. Diluted earnings per share in the second quarter of fiscal 2021 were $0.13, a 82.4% decrease from the comparable prior year period amount of $0.74 per share. Adjusted diluted earnings per share, excluding

Certain Items, in the second quarter of fiscal 2021 were $0.17, a 80.0% decrease from the comparable prior year period amount of $0.85 per share. These results were primarily attributable to the factors discussed above related to net earnings in the second quarter of fiscal 2021.

Basic earnings per share in the first 26 weeks of fiscal 2021 were $0.56, a 65.9% decrease from the comparable prior year period amount of $1.64 per share. Diluted earnings per share in the first 26 weeks of fiscal 2021 were $0.56, a 65.4% decrease from the comparable prior year period amount of $1.62 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 26 weeks of fiscal 2021 were $0.51, a 72.1% decrease from the comparable prior year period amount of $1.83 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first 26 weeks of fiscal 2021.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2021 and fiscal 2020 were impacted by restructuring and transformational project costs consisting of: (1) restructuring charges; (2) expenses associated with our various transformation initiatives; and (3) facility closure and severance charges. Sysco’s results for fiscal 2021 and fiscal 2020 were also impacted by intangible amortization expense related to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). Additionally, our results for fiscal 2021 were impacted by the loss on the sale of Cake Corporation.

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

Although Sysco has a history of growth through acquisitions, the Brakes Group was significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant period the impact of acquisition-related intangible amortization specific to the Brakes Acquisition. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2021 and fiscal 2020.

Set forth below is a reconciliation of sales, operating expenses, operating income, interest expense, other (income) expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented. Individual components of diluted earnings per share may not add up to the total presented due to rounding. Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	13-Week Period Ended Dec. 26, 2020	13-Week Period Ended Dec. 28, 2019	Change in Dollars	% Change
	(Dollars in thousands, except for per share data)
Operating expenses (GAAP)	$1,886,396	$2,275,906	$(389,510)	(17.1)%
Impact of restructuring and transformational project costs (1)	(34,160)	(57,105)	22,945	(40.2)
Impact of acquisition-related intangible amortization (2)	(18,125)	(17,312)	(813)	4.7
Impact of bad debt reserve adjustments (3)	30,271	—	30,271	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,864,382	$2,201,489	$(337,107)	(15.3)%

Operating income (GAAP)	$212,062	$552,493	$(340,431)	(61.6)%
Impact of restructuring and transformational project costs (1)	34,160	57,105	(22,945)	(40.2)
Impact of acquisition-related intangible amortization (2)	18,125	17,312	813	4.7
Impact of bad debt reserve adjustments (3)	(30,271)	—	(30,271)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$234,076	$626,910	$(392,834)	(62.7)%

Net earnings (GAAP)	$67,289	$383,410	$(316,121)	(82.4)%
Impact of restructuring and transformational project costs (1)	34,160	57,105	(22,945)	(40.2)
Impact of acquisition-related intangible amortization (2)	18,125	17,312	813	4.7
Impact of bad debt reserve adjustments (3)	(30,271)	—	(30,271)	NM
Tax impact of restructuring and transformational project costs (4)	(10,666)	(15,372)	4,706	(30.6)
Tax impact of acquisition-related intangible amortization (4)	(5,850)	(4,658)	(1,192)	25.6
Tax impact of bad debt reserve adjustments (4)	13,071	—	13,071	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$85,858	$437,797	$(351,939)	(80.4)%

Diluted earnings per share (GAAP)	$0.13	$0.74	$(0.61)	(82.4)%
Impact of restructuring and transformational project costs (1)	0.07	0.11	(0.04)	(36.4)
Impact of acquisition-related intangible amortization (2)	0.04	0.03	0.01	33.3
Impact of bad debt reserve adjustments (3)	(0.06)	—	(0.06)	NM
Tax impact of restructuring and transformational project costs (4)	(0.02)	(0.03)	0.01	(33.3)
Tax impact of acquisition-related intangible amortization (4)	(0.01)	(0.01)	—	0.0
Tax impact of bad debt reserve adjustments (4)	0.03	—	0.03	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (5)	$0.17	$0.85	$(0.68)	(80.0)%

(1)
Fiscal 2021 includes $22 million related to restructuring charges and $12 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2020 includes $34 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $23 million related to restructuring, facility closure and severance charges.

(2)	Represents intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice.
(3)	Represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(5)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 26, 2020	26-Week Period Ended Dec. 28, 2019	Change in Dollars	% Change
	(Dollars in thousands, except for share and per share data)
Operating expenses (GAAP)	$3,686,662	$4,550,958	$(864,296)	(19.0)%
Impact of restructuring and transformational project costs (1)	(60,124)	(113,827)	53,703	(47.2)
Impact of acquisition-related intangible amortization (2)	(35,880)	(34,222)	(1,658)	4.8
Impact of bad debt reserve adjustments (3)	128,899	—	128,899	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$3,719,557	$4,402,909	$(683,352)	(15.5)%

Operating income (GAAP)	$631,641	$1,220,811	$(589,170)	(48.3)%
Impact of restructuring and transformational project costs (1)	60,124	113,827	(53,703)	(47.2)
Impact of acquisition-related intangible amortization (2)	35,880	34,222	1,658	4.8
Impact of bad debt reserve adjustments (3)	(128,899)	—	(128,899)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$598,746	$1,368,860	$(770,114)	(56.3)%

Other (income) expense (GAAP)	$(1,432)	$2,305	$(3,737)	(162.1)%
Impact of loss on sale of a business	(12,043)	—	(12,043)	NM
Other (income) expense (Non-GAAP)	$(13,475)	$2,305	$(15,780)	NM

Net earnings (GAAP)	$284,189	$837,191	$(553,002)	(66.1)%
Impact of restructuring and transformational project costs (1)	60,124	113,827	(53,703)	(47.2)
Impact of acquisition-related intangible amortization (2)	35,880	34,222	1,658	4.8
Impact of bad debt reserve adjustments (3)	(128,899)	—	(128,899)	NM
Impact of loss on sale of a business	12,043	—	12,043	NM
Tax impact of restructuring and transformational project costs (4)	(16,586)	(29,294)	12,708	(43.4)
Tax impact of acquisition-related intangible amortization (4)	(9,898)	(8,807)	(1,091)	12.4
Tax impact of bad debt reserve adjustments (4)	35,559	—	35,559	NM
Tax impact of loss on sale of a business	(7,553)	—	(7,553)	NM
Impact of foreign tax rate change	(5,548)	924	(6,472)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$259,311	$948,063	$(688,752)	(72.6)%

Diluted earnings per share (GAAP)	$0.56	$1.62	$(1.06)	(65.4)%
Impact of restructuring and transformational project costs (1)	0.12	0.22	(0.10)	(45.5)
Impact of acquisition-related intangible amortization (2)	0.07	0.07	—	0.0
Impact of bad debt reserve adjustments (3)	(0.25)	—	(0.25)	NM
Impact of loss on sale of a business	0.02	—	0.02	NM
Tax impact of restructuring and transformational project costs (4)	(0.03)	(0.06)	0.03	(50.0)
Tax impact of acquisition-related intangible amortization (4)	(0.02)	(0.02)	—	0.0
Tax impact of bad debt reserve adjustments (4)	0.07	—	0.07	NM
Tax impact loss on sale of a business	(0.01)	—	(0.01)	NM
Tax impact of foreign tax rate change	(0.01)	—	(0.01)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (5)	$0.51	$1.83	$(1.32)	(72.1)%

(1)
Fiscal 2021 includes $34 million related to restructuring, severance and facility closure charges, and $26 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2020 includes $62 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, and $52 million related to severance, restructuring and facility closure charges.

(2)	Represents intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice.
(3)	Represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented (dollars in thousands):

	13-Week Period Ended Dec. 26, 2020	13-Week Period Ended Dec. 28, 2019	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,074,071	$1,344,103	$(270,032)	(20.1)%
Impact of restructuring and transformational project costs (1)	(1,784)	(3,679)	1,895	(51.5)
Impact of bad debt reserve adjustments (2)	15,239	—	15,239	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,087,526	$1,340,424	$(252,898)	(18.9)%

Operating income (GAAP)	$485,251	$704,801	$(219,550)	(31.2)%
Impact of restructuring and transformational project costs (1)	1,784	3,679	(1,895)	(51.5)
Impact of bad debt reserve adjustments (2)	(15,239)	—	(15,239)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$471,796	$708,480	$(236,684)	(33.4)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$1,967,789	$2,890,053	$(922,264)	(31.9)%
Impact of currency fluctuations (3)	(53,402)	—	(53,402)	1.8
Comparable sales using a constant currency basis (Non-GAAP)	$1,914,387	$2,890,053	$(975,666)	(33.8)%

Gross Profit (GAAP)	$373,840	$586,039	$(212,199)	(36.2)%
Impact of currency fluctuations (3)	(11,458)	—	(11,458)	2.0
Comparable gross profit using a constant currency basis (Non-GAAP)	$362,382	$586,039	$(223,657)	(38.2)%

Gross Margin (GAAP)	19.00%	20.28%		-128 bps
Impact of currency fluctuations (3)	0.07	—		7 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	18.93%	20.28%		-135 bps

Operating expenses (GAAP)	$453,789	$551,158	$(97,369)	(17.7)%
Impact of restructuring and transformational project costs (4)	(20,405)	(21,850)	1,445	(6.6)
Impact of acquisition-related intangible amortization (5)	(18,125)	(17,312)	(813)	4.7
Impact of bad debt reserve adjustments (2)	13,797	—	13,797	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	429,056	511,996	(82,940)	(16.2)
Impact of currency fluctuations (3)	(15,123)	—	(15,123)	3.0
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$413,933	$511,996	$(98,063)	(19.2)%

Operating (loss) income (GAAP)	$(79,949)	$34,881	$(114,830)	NM
Impact of restructuring and transformational project costs (4)	20,405	21,850	(1,445)	(6.6)
Impact of acquisition-related intangible amortization (5)	18,125	17,312	813	4.7
Impact of bad debt reserve adjustments (2)	(13,797)	—	(13,797)	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	(55,216)	74,043	(129,259)	(174.6)
Impact of currency fluctuations (3)	3,665	—	3,665	(4.9)
Comparable operating (loss) income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$(51,551)	$74,043	$(125,594)	(169.6)%

SYGMA
Operating expenses (GAAP)	$117,971	$114,378	$3,593	3.1%
Impact of restructuring and transformational project costs (1)	6	(956)	962	(100.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	$117,977	$113,422	$4,555	4.0%

Operating income (GAAP)	$11,328	$9,861	$1,467	14.9%
Impact of restructuring and transformational project costs (1)	(6)	956	(962)	(100.6)
Operating income adjusted for Certain Items (Non-GAAP)	$11,322	$10,817	$505	4.7%

OTHER
Operating expenses (GAAP)	$36,785	$57,104	$(20,319)	(35.6)%
Impact of bad debt reserve adjustments (2)	1,234	—	1,234	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$38,019	$57,104	$(19,085)	(33.4)%

Operating (loss) income (GAAP)	$(1,018)	$9,403	$(10,421)	(110.8)%
Impact of bad debt reserve adjustments (2)	(1,234)	—	(1,234)	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(2,252)	$9,403	$(11,655)	(123.9)%

CORPORATE
Operating expenses (GAAP)	$203,780	$209,163	$(5,383)	(2.6)%
Impact of restructuring and transformational project costs (6)	(11,977)	(30,620)	18,643	(60.9)
Operating expenses adjusted for Certain Items (Non-GAAP)	$191,803	$178,543	$13,260	7.4%

Operating loss (GAAP)	$(203,550)	$(206,453)	$2,903	(1.4)%
Impact of restructuring and transformational project costs (6)	11,977	30,620	(18,643)	(60.9)
Operating loss adjusted for Certain Items (Non-GAAP)	$(191,573)	$(175,833)	$(15,740)	9.0%

(1)	Includes charges related to restructuring and business transformation projects.
(2)	Represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense from the Brakes Acquisition.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
NM represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 26, 2020	26-Week Period Ended Dec. 28, 2019	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$2,085,369	$2,695,371	$(610,002)	(22.6)%
Impact of restructuring and transformational project costs (1)	(2,724)	(7,805)	5,081	(65.1)
Impact of bad debt reserve adjustments (2)	101,556	—	101,556	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,184,201	$2,687,566	$(503,365)	(18.7)%

Operating income (GAAP)	$1,073,660	$1,498,420	$(424,760)	(28.3)%
Impact of restructuring and transformational project costs (1)	2,724	7,805	(5,081)	(65.1)
Impact of bad debt reserve adjustments (2)	(101,556)	—	(101,556)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$974,828	$1,506,225	$(531,397)	(35.3)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$4,131,482	$5,802,441	$(1,670,959)	(28.8)%
Impact of currency fluctuations (3)	(94,042)	—	(94,042)	1.6
Comparable sales using a constant currency basis (Non-GAAP)	$4,037,440	$5,802,441	$(1,765,001)	(30.4)%

Gross Profit (GAAP)	$824,238	$1,191,224	$(366,986)	(30.8)%
Impact of currency fluctuations (3)	(22,971)	—	(22,971)	1.9
Comparable gross profit using a constant currency basis (Non-GAAP)	$801,267	$1,191,224	$(389,957)	(32.7)%

Gross Margin (GAAP)	19.95%	20.53%		-58 bps
Impact of currency fluctuations (3)	0.10	—		10 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.85%	20.53%		-68 bps

Operating expenses (GAAP)	$904,724	$1,101,543	$(196,819)	(17.9)%
Impact of restructuring and transformational project costs (4)	(33,398)	(49,122)	15,724	(32.0)
Impact of acquisition-related intangible amortization (5)	(35,880)	(34,222)	(1,658)	4.8
Impact of bad debt reserve adjustments (2)	25,227	—	25,227	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	860,673	1,018,199	(157,526)	(15.5)
Impact of currency fluctuations (3)	(27,452)	—	(27,452)	2.7
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$833,221	$1,018,199	$(184,978)	(18.2)%

Operating (loss) income (GAAP)	$(80,486)	$89,681	$(170,167)	(189.7)%
Impact of restructuring and transformational project costs (4)	33,398	49,122	(15,724)	(32.0)
Impact of acquisition-related intangible amortization (5)	35,880	34,222	1,658	4.8
Impact of bad debt reserve adjustments (2)	(25,227)	—	(25,227)	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	(36,435)	173,025	(209,460)	(121.1)
Impact of currency fluctuations (3)	4,481	—	4,481	(2.6)
Comparable operating (loss) income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$(31,954)	$173,025	$(204,979)	(118.5)%

SYGMA
Operating expenses (GAAP)	$237,820	$232,726	$5,094	2.2%

Impact of restructuring and transformational project costs (1)	(7)	(3,540)	3,533	(99.8)%
Operating expenses adjusted for Certain Items (Non-GAAP)	$237,813	$229,186	$8,627	3.8%

Operating income (GAAP)	$23,020	$17,431	$5,589	32.1%
Impact of restructuring and transformational project costs (1)	7	3,540	(3,533)	(99.8)%
Operating income adjusted for Certain Items (Non-GAAP)	$23,027	$20,971	$2,056	9.8%

OTHER
Operating expenses (GAAP)	$77,220	$118,711	$(41,491)	(35.0)%
Impact of bad debt reserve adjustments (2)	2,116	—	2,116	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$79,336	$118,711	$(39,375)	(33.2)%

Operating (loss) income (GAAP)	$(1,023)	$19,540	$(20,563)	(105.2)%
Impact of bad debt reserve adjustments (2)	(2,116)	—	(2,116)	—
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(3,139)	$19,540	$(22,679)	(116.1)%

CORPORATE
Operating expenses (GAAP)	$381,529	$402,607	$(21,078)	(5.2)%
Impact of restructuring and transformational project costs (6)	(23,995)	(53,360)	29,365	(55.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$357,534	$349,247	$8,287	2.4%

Operating loss (GAAP)	$(383,530)	$(404,261)	$20,731	(5.1)%
Impact of restructuring and transformational project costs (6)	23,995	53,360	(29,365)	(55.0)
Operating loss adjusted for Certain Items (Non-GAAP)	$(359,535)	$(350,901)	$(8,634)	2.5%

(1)	Includes charges related to restructuring and business transformation projects.
(2)	Represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense from the Brakes Acquisition.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from the first 26 weeks of fiscal 2021 to the first 26 weeks of fiscal 2020:

•Cash flows from operations were $936.7 million in fiscal 2021, compared to $754.5 million in fiscal 2020;
•Net capital expenditures totaled $148.4 million in fiscal 2021, compared to $383.1 million in fiscal 2020;
•Free cash flow was $788.2 million in fiscal 2021, compared to free cash flow of $371.4 million in fiscal 2020 (see below under the heading “Free Cash Flow” for an explanation of this non-GAAP financial measure);
•There were $6.5 million of net bank borrowings in fiscal 2021, compared to $721.4 million of commercial paper issuances and net bank borrowings in fiscal 2020;
•Dividends paid were $458.7 million in fiscal 2021, compared to $399.1 million in fiscal 2020; and
•There were no stock repurchases in fiscal 2021. Cash paid for stock repurchases was $630.4 million in fiscal 2020.

We redeemed senior notes in the amount of $750.0 million in fiscal 2021 using cash flow from operations.

In response to the COVID-19 pandemic and its impact on our working capital, as well as the uncertainty regarding our ability to generate cash flow in the near term, we took steps to increase our liquidity in the second half of fiscal 2020 including the issuance of senior notes, borrowings under our long-term revolving credit facility and borrowings under our U.K. commercial paper program. As of December 26, 2020, there were $700.0 million and £600.0 million in borrowings outstanding under our long-term revolving credit facility and the U.K. commercial paper program, respectively. In the fourth quarter of fiscal 2020, we entered into an amendment to our long-term revolving credit facility, which requires us to suspend share repurchases and dividend increases through fiscal 2021. As of January 23, 2021, the company had approximately $7.8 billion in cash and available liquidity.

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

As of December 26, 2020, we had $5.8 billion in cash and cash equivalents, approximately 20% of which was held by our international subsidiaries and generated from our earnings from international operations. If the cash and cash equivalents attributable to our earnings were to be transferred among countries or repatriated to the U.S., such amounts may become subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will be transferred to the U.S.

Our wholly owned captive insurance subsidiary (the Captive), must maintain a sufficient level of liquidity to fund future reserve payments. As of December 26, 2020, the Captive held $131.0 million of fixed income marketable securities and $22.5 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $36.1 million in marketable securities in the first 26 weeks of fiscal 2021 and received $20.8 million in proceeds from the sale of marketable securities in that period.

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

Cash Flows

Operating Activities

We generated $936.7 million in cash flows from operations in the first 26 weeks of fiscal 2021, compared to cash flows of $754.5 million in the first 26 weeks of fiscal 2020. These amounts include year-over-year favorable comparisons on working capital, partially offset by lower operating results and an unfavorable comparison on accrued income taxes.

Changes in working capital had a positive impact of $946.0 million on cash flow from operations period-over-period. There were favorable comparisons on accounts payable, inventories, and accounts receivable. Accounts payable has increased, primarily due to supplier term extensions. Both accounts receivable and inventory balances have increased during the first 26 weeks of fiscal 2021 as our business recovery continues. The favorable comparison in cash flows from accounts receivables is primarily due to faster than anticipated collections on our pre-pandemic accounts receivables and adhering to tighter terms on new sales to certain customers. In the first 26 weeks of fiscal 2021, we recorded a net credit to the provision for losses on receivables totaling $94.2 million, which reflects a benefit on the reduction of our allowance for pre-pandemic receivable balances, as collection rates have exceeded the company’s expectations. We continue to work with our customers to collect past due balances, including through the use of payment plans. We have also discontinued charging interest on past due balances. We are beginning to make investments in inventory to position the right products, in the right locations, in preparation for the expected business recovery.

Income taxes negatively impacted cash flow from operations, as estimate payments were made in the second quarter of fiscal 2021. Tax payments in the first 26 weeks of fiscal 2021 were higher than in the first 26 weeks of fiscal 2020 due to relief provided in connection with the impact of Tropical Storm Imelda in prior year.

Other long-term liabilities include benefits provided in the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the first 26 weeks of fiscal 2021, as we have deferred U.S. social security tax to future fiscal years, which has favorably impacted our cash flows from operations.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2021 primarily consisted of technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 26 weeks of fiscal 2021 were lower by $229.4 million, as compared to the first 26 weeks of fiscal 2020, primarily because we eliminated capital projects not urgently needed for our business and targeted investments in order to preserve our liquidity in response to the COVID-19 crisis.

During the first 26 weeks of fiscal 2020, we paid $142.8 million, net of cash acquired, for acquisitions.

Free Cash Flow

Our free cash flow for the first 26 weeks of fiscal 2021 increased by $416.9 million, to $788.2 million, as compared to the first 26 weeks of fiscal 2020, principally as a result of year-over-year decreased capital expenditures and an increase in cash flows from operations.

Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2020 Form 10-K for discussions around this non-GAAP performance metric. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	26-Week Period Ended Dec. 26, 2020	26-Week Period Ended Dec. 28, 2019
	(In thousands)
Net cash provided by operating activities (GAAP)	$936,678	$754,469
Additions to plant and equipment	(163,944)	(393,379)
Proceeds from sales of plant and equipment	15,510	10,293
Free Cash Flow (Non-GAAP)	$788,244	$371,383

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $66.6 million in the first 26 weeks of fiscal 2021, as compared to $141.7 million in the first 26 weeks of fiscal 2020. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have routinely engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In August 2019, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. During March 2020, however, we discontinued share repurchases under this program, and pursuant to the amendment to our long-term revolving credit facility, we do not anticipate making any repurchases for the remainder of fiscal 2021. As of December 26, 2020, we had a remaining authorization of approximately $2.1 billion.

Dividends paid in the first 26 weeks of fiscal 2021 were $458.7 million, or $0.90 per share, as compared to $399.1 million, or $0.78 per share, in the first 26 weeks of fiscal 2020. In November 2020, we declared our regular quarterly dividend for the second quarter of fiscal 2021 of $0.45 per share, which was paid in January 2021. Although we expect to continue making quarterly dividend payments, we do not expect to continue to grow our dividend in fiscal 2021.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 7, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at December 26, 2020, and repayment activity since the close of the second quarter of fiscal 2021, are disclosed within that note. Updated amounts through January 15, 2021, include:

•$700.0 million outstanding from the credit facility supporting our commercial paper program;
•No outstanding borrowings from our U.S. commercial paper program; and
•£600.0 million outstanding from our U.K. commercial paper programs.

During the first 26 weeks of fiscal 2021 and fiscal 2020, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.51% and 2.09%, respectively.

In the next 12 months, our £600.0 million U.K. commercial paper program and $500.0 million of long-term debt will mature. We expect to fund these repayments with a combination of cash flow from operations and cash on hand.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. For example, a significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of January 23, 2021, the company had approximately $7.8 billion in cash and available liquidity; and we believe this amount would be sufficient to sustain our operations for an extended period, including through an impact much worse than we are currently experiencing or expecting.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $2.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of December 26, 2020, Sysco had a total of $12.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility.

All subsidiary guarantors are 100% owned by the parent company, all guarantees are full and unconditional, and all guarantees are joint and several. The guarantees rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the respective guarantors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2020 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Dec. 26, 2020	Jun. 27, 2020
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$96,596	$133,195
Current assets	8,004,804	8,644,084
Total current assets	$8,101,400	$8,777,279
Notes receivable from non-obligor subsidiaries	$83,482	$671,500
Other noncurrent assets	3,867,458	4,036,312
Total noncurrent assets	$3,950,940	$4,707,812

LIABILITIES
Payables due to non-obligor subsidiaries	$36,212	$48,923
Other current liabilities	1,946,408	2,200,422
Total current liabilities	$1,982,620	$2,249,345
Notes payable to non-obligor subsidiaries	$196,097	$233,158
Long-term debt	12,021,840	12,478,453
Other noncurrent liabilities	1,278,574	1,356,781
Total noncurrent liabilities	$13,496,511	$14,068,392

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	26-Week Period Ended Dec. 26, 2020
(In thousands)
Sales	$14,616,325
Gross profit	2,786,667
Operating income	754,571
Interest expense from non-obligor subsidiaries	26,671
Net earnings	403,186

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
•the expected extent and duration of lockdowns in Europe during fiscal 2021;

•expectations regarding the impact of cost-saving measures undertaken in response to the COVID-19 pandemic;
•expectations regarding our business and the economic recovery generally as the COVID-19 pandemic subsides, including beliefs regarding future customer activity and the timing of the recovery;
•our expectations regarding the impact of the COVID-19 pandemic on our mix of earnings by jurisdiction;
•our anticipated hiring of new employees in preparation for the expected business recovery, and the expected impact on operating expenses in the third quarter of fiscal 2021;
•our expectations regarding our results for the third quarter of fiscal 2021;
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
•our plans regarding our transformation initiatives, including acceleration of our work across our customer-facing tools and technology, sales transformation and the regionalization of our operations in the U.S., and the expected effects, returns and benefits from such initiatives;
•our belief that we will continue to experience risk in fiscal 2021 relating to uncollectible accounts, our expectations regarding the level of uncollectible accounts and bad debt reserves, and our expectations regarding the timing of our collection of the unreserved balance of accounts receivable held prior to the onset of the COVID-19 crisis;
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
•our expectations that our divestitures in the first and third quarters of fiscal 2021 will facilitate our efforts to prioritize our focus and investments on our core business;
•our belief that the increase in customer orders through Sysco Shop is a direct result of the improvements we are making to the platform;
•our intent to implement our new pricing software across the U.S. in calendar year 2021;
•our belief in our strong financial position;
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
•the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms and their effectiveness in preventing a significant unfavorable impact on our cash flows from operations;
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
•our ability to effectively access the commercial paper market and long-term capital markets; and
•our intention to repay our U.K. commercial paper program and long-term debt with a combination of cash flow from operations and cash on hand.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our fiscal 2020 Form 10-K and the risk factor discussion contained in Part II, Item 1A of this report. There have been no significant changes to our market risks since June 27, 2020, except as noted below.

Interest Rate Risk

At December 26, 2020, there were no commercial paper issuances outstanding under our U.S. commercial paper program, and we had £600.0 million outstanding under our U.K. commercial paper program. Total debt as of December 26, 2020 was $13.8 billion, of which approximately 83% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first 26 weeks of fiscal 2021 and fiscal 2020.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of December 26, 2020, we had diesel fuel swaps with a total notional amount of approximately 33 million gallons through December 2021. These swaps are expected to lock in the price of approximately 65% of our projected fuel purchase needs for fiscal 2021. Additional swaps have been entered into for hedging activity in fiscal 2022. As of December 26, 2020, we had diesel fuel swaps with a total notional amount of approximately 11 million gallons specific to fiscal 2022. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 26, 2020, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 26, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings involve the potential for monetary sanctions that Sysco’s management reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this item, Sysco has chosen a reporting threshold for such proceedings of $1 million. Applying this threshold, there are no environmental matters to disclose for this period.

Item 1A.  Risk Factors

Except as provided below, there were no material changes from the risk factors disclosed in Item 1A of our fiscal 2020 Form 10-K.

Industry and General Economic Risks

Global health developments and economic uncertainty resulting from the COVID-19 pandemic have adversely affected, and are expected to continue to adversely affect, our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have impacted our operations directly and are expected to continue to impact us directly, or may continue to disrupt the operations of our business partners, suppliers and customers in ways that could have an adverse effect on our business, results of operations and financial condition. Fear of such events may further alter consumer confidence, behavior and spending patterns, and could adversely affect the economies and financial markets of many countries (or globally), resulting in an economic downturn that could affect customers’ demand for our products.

In response to the outbreak of COVID-19 and its development into a pandemic, governmental authorities in many countries in which we operate, and in which our customers are present and suppliers operate, have imposed mandatory closures, sought voluntary closures and imposed restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have required or strongly urged various venues where foodservice products are served, including restaurants, schools, hotels and cruise liners, to reduce or discontinue operations, which have adversely affected and will continue to adversely affect demand in the foodservice industry, including demand for our products and services. In addition, some consumers are choosing to stay home due to the perceived risk of infection and health risk associated with COVID-19, which is adversely affecting demand in the foodservice industry, including demand for our products and services.

These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions and the potential for inventory spoilage, labor shortages, logistics constraints, customer demand for our products and industry demand generally, difficulties in collecting our accounts receivables and corresponding increases in our bad debt exposure, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. A prolonged or deeper economic downturn that adversely affects our business, financial condition or results of operations could affect our ability to access the credit markets for additional liquidity. A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. As a result, we may be unable to continue to comply with the debt covenants that are specific to our revolving credit facility, which could result in an event of default. We may see an increase in bankruptcies of customers, which could contribute to an increase in bad debt expense recorded in fiscal 2021. In the first 26 weeks of fiscal 2021, Sysco recognized a net $94.2 million benefit on its provision for losses on receivables. In the third and fourth quarters of fiscal 2020, the company experienced an increase in past due receivables and recognized additional bad debt charges on its trade receivables that were outstanding at the time the pandemic caused closures among our customers in mid-March 2020. These receivables were all created in fiscal 2020 and are referred to as pre-pandemic receivables. In the first 26 weeks of fiscal 2021, collections of the company’s pre-pandemic receivables have improved, and its reserve for doubtful accounts has been reduced accordingly, resulting in a $128.9 million benefit. Additional reserves of $34.7 million were recorded in the first 26 weeks of fiscal 2021 for receivables relating to periods beginning after the onset of the COVID-19 pandemic.

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

To the extent the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K and subsequent filings with the SEC, such as those risks relating to our level of indebtedness, and may have an adverse effect on the price of our common stock.

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

The Withdrawal Agreement between the U.K. and the EU that established the terms governing the U.K.’s departure provided that, among other things, there would be an ongoing transition period under which the U.K. remained a part of the EU customs and regulatory area until December 31, 2020. On January 1, 2021, the U.K. left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the U.K. and the EU ended, and the EU and the U.K. formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the EU (the “Trade Agreement”). The Trade Agreement offers U.K. and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the U.K. and the EU will now be on more restricted terms than existed previously. At this time, we cannot predict the impact that the Trade Agreement and any future agreements contemplated under the terms of the Trade Agreement will have on our business and our customers, and it is possible that new terms may adversely affect our operations and financial results. We are currently in the process of evaluating our own risks and uncertainties to ascertain what financial, trade, regulatory and legal implications the Trade Agreement could have on our U.K. and European business operations. This uncertainty also includes the impact on our customers’ business operations and capital planning, as well as the overall impact on restaurants or other customers in the foodservice distribution industry.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the second quarter of fiscal 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
September 27 - October 24	—	$—	—	—
Month #2
October 25 - November 21	4,538	74.76	339,256	—
Month #3
November 22 - December 26	3,249	75.79	246,245	—
Totals	7,787	$75.19	585,501	—

(1)The total number of shares purchased includes 0, 4,538 and 3,249 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We have routinely engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In August 2019, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. This repurchase program is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. The share repurchase program was approved using a dollar value limit and, therefore, are not included in the table above for “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.” During March 2020, however, we discontinued share repurchases under this program, and pursuant to the amendment to our long-term revolving credit facility, we do not anticipate making any repurchases for the remainder of fiscal 2021. As of December 26, 2020, we had a remaining authorization of approximately $2.1 billion.

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated August 26, 2016, incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 31, 2016 (File No. 1-6544).

10.1†#	—	Letter Agreement, dated as of November 12, 2020, by and between Aaron E. Alt and Sysco Corporation.

10.2†#	—	Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.3†#	—
Form of Restricted Stock Award Agreement for Directors pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan).

10.4†#	—	Description of Compensation Arrangements with Non-Employee Directors.

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended June 27, 2020 filed on August 26, 2020 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: February 2, 2021	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: February 2, 2021	By:	/s/ AARON E. ALT
Aaron E. Alt
Executive Vice President and
Chief Financial Officer

Date: February 2, 2021	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer