Form 10-Q
period 2021-03-27
SYSCO CORP
filed 2021-05-05
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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

511,581,899 shares of common stock were outstanding as of April 16, 2021.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Mar. 27, 2021	Jun. 27, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,895,723	$6,059,427
Accounts receivable, less allowances of $211,607 and $334,810	3,220,659	2,893,551
Inventories	3,218,827	3,095,085
Prepaid expenses and other current assets	250,022	192,163
Income tax receivable	1,534	108,006
Total current assets	11,586,765	12,348,232
Plant and equipment at cost, less accumulated depreciation	4,297,862	4,458,567
Other long-term assets
Goodwill	3,932,570	3,732,469
Intangibles, less amortization	769,503	780,172
Deferred income taxes	321,674	194,115
Operating lease right-of-use assets, net	661,474	603,616
Other assets	473,433	511,095
Total other long-term assets	6,158,654	5,821,467
Total assets	$22,043,281	$22,628,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$8,315	$2,266
Accounts payable	4,221,252	3,447,065
Accrued expenses	1,645,139	1,616,289
Accrued income taxes	64,159	2,938
Current operating lease liabilities	111,761	107,167
Current maturities of long-term debt	957,303	1,542,128
Total current liabilities	7,007,929	6,717,853
Long-term liabilities
Long-term debt	11,741,114	12,902,485
Deferred income taxes	49,426	86,601
Long-term operating lease liabilities	586,479	523,496
Other long-term liabilities	1,228,265	1,204,953
Total long-term liabilities	13,605,284	14,717,535
Noncontrolling interest	34,471	34,265
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,594,561	1,506,901
Retained earnings	10,241,666	10,563,008
Accumulated other comprehensive loss	(1,352,446)	(1,710,881)
Treasury stock at cost, 253,817,013 and 256,915,825 shares	(9,853,359)	(9,965,590)
Total shareholders’ equity	1,395,597	1,158,613
Total liabilities and shareholders’ equity	$22,043,281	$22,628,266
Note: The June 27, 2020 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 27, 2021	Mar. 28, 2020	Mar. 27, 2021	Mar. 28, 2020
Sales	$11,824,589	$13,698,699	$35,160,950	$44,026,746
Cost of sales	9,701,921	11,134,459	28,719,979	35,690,737
Gross profit	2,122,668	2,564,240	6,440,971	8,336,009
Operating expenses	1,886,751	2,503,966	5,573,413	7,054,924
Operating income	235,917	60,274	867,558	1,281,085
Interest expense	145,773	83,854	438,988	243,951
Other (income) expense, net	(12,708)	5,200	(14,140)	7,505
Earnings (loss) before income taxes	102,852	(28,780)	442,710	1,029,629
Income taxes	13,925	(25,483)	69,594	195,735
Net earnings (loss)	$88,927	$(3,297)	$373,116	$833,894

Net earnings (loss):
Basic earnings (loss) per share	$0.17	$(0.01)	$0.73	$1.63
Diluted earnings (loss) per share	0.17	(0.01)	0.73	1.62

Average shares outstanding	511,110,670	508,745,253	510,081,610	510,729,277
Diluted shares outstanding	514,585,129	512,657,657	512,688,895	515,632,815

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 27, 2021	Mar. 28, 2020	Mar. 27, 2021	Mar. 28, 2020
Net earnings (loss)	$88,927	$(3,297)	$373,116	$833,894
Other comprehensive income (loss):
Foreign currency translation adjustment	9,805	(151,143)	345,452	(122,347)
Items presented net of tax:
Amortization of cash flow hedges	2,191	2,155	6,501	6,465
Change in net investment hedges	9,388	57,069	(22,539)	45,590
Change in cash flow hedges	9,135	(16,751)	8,503	(22,289)
Amortization of prior service cost	137	1,428	411	4,284
Amortization of actuarial loss	7,820	8,029	23,378	21,937
Change in marketable securities	(2,753)	20	(3,271)	567
Total other comprehensive income (loss)	35,723	(99,193)	358,435	(65,793)
Comprehensive income (loss)	$124,650	$(102,490)	$731,551	$768,101

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 26, 2020	765,174,900	$765,175	$1,565,255	$10,383,493	$(1,388,169)	255,176,469	$(9,898,955)	$1,426,799
Net earnings				88,927				88,927
Foreign currency translation adjustment					9,805			9,805
Amortization of cash flow hedges, net of tax					2,191			2,191
Change in cash flow hedges, net of tax					9,135			9,135
Change in net investment hedges, net of tax					9,388			9,388
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					7,957			7,957
Change in marketable securities, net of tax					(2,753)			(2,753)
Dividends declared ($0.45 per common share)				(230,754)				(230,754)
Share-based compensation awards			29,306			(1,359,456)	45,596	74,902
Balance as of March 27, 2021	765,174,900	$765,175	$1,594,561	$10,241,666	$(1,352,446)	253,817,013	$(9,853,359)	$1,395,597

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 28, 2019	765,174,900	$765,175	$1,526,132	$11,639,727	$(1,566,329)	256,332,388	$(9,837,179)	$2,527,526
Net loss				(3,297)				(3,297)
Foreign currency translation adjustment					(151,143)			(151,143)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(16,751)			(16,751)
Change in net investment hedges, net of tax					57,069			57,069
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					9,457			9,457
Change in marketable securities, net of tax					20			20
Dividends declared ($0.45 per common share)				(229,397)				(229,397)
Treasury stock purchases						2,940,960	(214,304)	(214,304)
Share-based compensation awards			2,761			(1,296,857)	44,794	47,555
Balance as of March 28, 2020	765,174,900	$765,175	$1,528,893	$11,407,033	$(1,665,522)	257,976,491	$(10,006,689)	$2,028,890

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 27, 2020	765,174,900	$765,175	$1,506,901	$10,563,008	$(1,710,881)	256,915,825	$(9,965,590)	$1,158,613
Net earnings				373,116				373,116
Foreign currency translation adjustment					345,452			345,452
Amortization of cash flow hedges, net of tax					6,501			6,501
Change in cash flow hedges, net of tax					8,503			8,503
Change in net investment hedges, net of tax					(22,539)			(22,539)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					23,789			23,789
Change in marketable securities, net of tax					(3,271)			(3,271)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), net of tax				(2,068)				(2,068)
Dividends declared ($1.35 per common share)				(692,390)				(692,390)
Share-based compensation awards			87,660			(3,098,812)	112,231	199,891
Balance as of March 27, 2021	765,174,900	$765,175	$1,594,561	$10,241,666	$(1,352,446)	253,817,013	$(9,853,359)	$1,395,597

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2019	765,174,900	$765,175	$1,457,419	$11,229,679	$(1,599,729)	252,297,926	$(9,349,941)	$2,502,603
Net earnings				833,894				833,894
Foreign currency translation adjustment					(122,347)			(122,347)
Amortization of cash flow hedges, net of tax					6,465			6,465
Change in cash flow hedges, net of tax					(22,289)			(22,289)
Change in net investment hedge, net of tax					45,590			45,590
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					26,221			26,221
Change in marketable securities, net of tax					567			567
Adoption of ASU 2016-02, Leases (Topic 842), net of tax				1,978				1,978
Dividends declared ($1.29 per common share)				(658,518)				(658,518)
Treasury stock purchases						11,030,287	(843,252)	(843,252)
Share-based compensation awards			71,474			(5,351,722)	186,504	257,978
Balance as of March 28, 2020	765,174,900	$765,175	$1,528,893	$11,407,033	$(1,665,522)	257,976,491	$(10,006,689)	$2,028,890

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	39-Week Period Ended
	Mar. 27, 2021	Mar. 28, 2020
Cash flows from operating activities:
Net earnings	$373,116	$833,894
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	65,655	63,942
Depreciation and amortization	542,471	558,588
Operating lease asset amortization	81,414	83,749
Amortization of debt issuance and other debt-related costs	19,485	15,247
Goodwill impairment	—	68,725
Deferred income taxes	(161,824)	(145,133)
Provision for losses on receivables	(137,670)	213,769
Loss on sale of businesses	22,834	—
Other non-cash items	(7,507)	6,765
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(130,403)	342,557
Increase in inventories	(82,525)	(497,391)
Increase in prepaid expenses and other current assets	(50,833)	(38,831)
Increase (decrease) in accounts payable	800,248	(353,836)
Increase (decrease) in accrued expenses	9,065	(28,406)
Decrease in operating lease liabilities	(94,228)	(95,861)
Increase (decrease) in accrued income taxes	167,693	(25,987)
Decrease in other assets	23,345	23,263
Increase in other long-term liabilities	39,448	53,415
Net cash provided by operating activities	1,479,784	1,078,469
Cash flows from investing activities:
Additions to plant and equipment	(251,167)	(603,865)
Proceeds from sales of plant and equipment	19,308	13,245
Acquisition of businesses, net of cash acquired	—	(142,780)
Purchase of marketable securities	(44,687)	(11,424)
Proceeds from sales of marketable securities	30,773	17,465
Other investing activities	—	67,371
Net cash used for investing activities	(245,773)	(659,988)
Cash flows from financing activities:
Bank and commercial paper (repayments) borrowings, net	(411,200)	20,886
Other debt borrowings	2,943	2,682,278
Other debt repayments	(1,489,431)	(28,244)
Proceeds from stock option exercises	112,231	186,503
Stock repurchases	—	(844,699)
Dividends paid	(689,251)	(628,056)
Other financing activities	(15,024)	(45,990)
Net cash (used for) provided by financing activities	(2,489,732)	1,342,678
Effect of exchange rates on cash, cash equivalents and restricted cash	85,183	(8,857)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,170,538)	1,752,302
Cash, cash equivalents and restricted cash at beginning of period	6,095,570	532,245
Cash, cash equivalents and restricted cash at end of period	$4,925,032	$2,284,547
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$386,753	$247,606
Income taxes, net of refunds	71,435	358,622
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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income (loss), changes in consolidated shareholders’ equity and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for all periods presented have been made.

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

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Mar. 27, 2021	Mar. 28, 2020
	(In thousands)
Cash and cash equivalents	$4,895,723	$2,240,807
Restricted cash (1)	29,309	43,740
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$4,925,032	$2,284,547

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

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. Sysco’s customer receivables will generally be collected in less than 30 days in accordance with the underlying payment terms. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $3.0 billion and $2.7 billion as of March 27, 2021 and June 27, 2020, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of March 27, 2021, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Mar. 27, 2021
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$1,585,533	$227,350	$425,156	$—	$2,238,039
Canned and dry products	1,513,681	338,853	46,583	—	1,899,117
Frozen fruits, vegetables, bakery and other	1,141,919	337,477	277,766	—	1,757,162
Poultry	920,979	159,589	228,504	—	1,309,072
Dairy products	812,887	188,212	143,028	—	1,144,127
Paper and disposables	752,996	93,205	189,337	10,122	1,045,660
Fresh produce	715,406	126,965	68,074	—	910,445
Seafood	507,446	55,873	36,553	—	599,872
Beverage products	186,211	56,963	145,704	11,080	399,958
Other (1)	223,183	138,639	19,990	139,325	521,137
Total Sales	$8,360,241	$1,723,126	$1,580,695	$160,527	$11,824,589

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

	39-Week Period Ended Mar. 27, 2021
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$4,583,392	$809,339	$1,256,208	$—	$6,648,939
Canned and dry products	4,325,880	1,113,600	109,023	11	5,548,514
Frozen fruits, vegetables, bakery and other	3,269,395	1,158,748	809,975	—	5,238,118
Poultry	2,600,235	513,184	662,759	—	3,776,178
Dairy products	2,467,961	629,376	433,023	—	3,530,360
Paper and disposables	2,149,596	276,819	550,605	30,435	3,007,455
Fresh produce	2,123,214	443,462	199,584	—	2,766,260
Seafood	1,398,098	213,874	88,036	—	1,700,008
Beverage products	535,130	207,851	436,503	33,018	1,212,502
Other (1)	753,016	488,355	79,528	411,717	1,732,616
Total Sales	$24,205,917	$5,854,608	$4,625,244	$475,181	$35,160,950

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

	39-Week Period Ended Mar. 28, 2020
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$5,987,431	$1,167,126	$1,148,493	$—	$8,303,050
Canned and dry products	5,508,168	1,687,732	104,646	—	7,300,546
Frozen fruits, vegetables, bakery and other	4,225,248	1,610,048	765,146	—	6,600,442
Dairy products	3,308,322	886,256	424,706	—	4,619,284
Poultry	3,108,528	605,506	584,583	—	4,298,617
Fresh produce	2,877,445	734,824	177,918	—	3,790,187
Paper and disposables	2,087,588	269,797	490,235	48,723	2,896,343
Seafood	1,857,040	367,486	81,507	—	2,306,033
Beverage products	821,092	366,006	415,215	63,922	1,666,235
Other (1)	878,353	616,300	74,549	676,807	2,246,009
Total Sales	$30,659,215	$8,311,081	$4,266,998	$789,452	$44,026,746

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our Sysco Labs business, and other janitorial products, medical supplies and smallwares.

Credit Risk

Sysco is potentially subject to group concentrations of credit risk with respect to accounts receivable, as large amounts of the company’s trade receivables are concentrated on customers within the food away from home industry. The prolonged disruption of Sysco’s customers’ businesses due to the COVID-19 pandemic has created additional bad debt risk for the company. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, have been operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures, and a portion of Sysco’s customers have been closed. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability.

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

In the first 39 weeks of fiscal 2021, Sysco recognized a net $137.7 million benefit on its allowance for credit losses on receivables. In the third and fourth quarters of fiscal 2020, the company experienced an increase in past due receivables and recognized additional bad debt charges on its trade receivables that were outstanding at the time the pandemic caused closures among our customers in mid-March 2020. These receivables were all created in fiscal 2020 and are referred to as pre-pandemic receivables. In the first 39 weeks of fiscal 2021, collections of the company’s pre-pandemic receivables have improved, partially from restaurant reopenings, volume improvements and Sysco’s improved credit processes. As a result, the company’s allowance for credit losses has been reduced accordingly, resulting in a $162.4 million benefit. Additional allowances of $24.7 million were recorded in the first 39 weeks of fiscal 2021 for receivables relating to periods beginning after the onset of the COVID-19 pandemic. Below is a summary of the activity in the allowance for credit losses for trade receivables for the first 39 weeks of fiscal 2021:

39-Week Period Ended
Mar. 27, 2021
(In thousands)
Balance at beginning of period	$334,810
Adjustments to costs and expenses	(137,670)
Recoveries, net of customer accounts written off	28,569
Other adjustments	(14,102)
Balance at end of period	$211,607

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

The following tables present the company’s assets measured at fair value on a recurring basis as of March 27, 2021 and June 27, 2020:

	Assets Measured at Fair Value as of Mar. 27, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$4,406,267	$150,466	$—	$4,556,733
Other assets (1)	29,309	—	—	29,309
Total assets at fair value	$4,435,576	$150,466	$—	$4,586,042

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jun. 27, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$5,245,487	$300,200	$—	$5,545,687
Other assets (1)	36,143	—	—	36,143
Total assets at fair value	$5,281,630	$300,200	$—	$5,581,830

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $14.7 billion and $16.3 billion as of March 27, 2021 and June 27, 2020, respectively. The carrying value of total debt was $12.7 billion and $14.4 billion as of March 27, 2021 and June 27, 2020, respectively.

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

ASC 326 requires Sysco to estimate lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position by assessing credit indicators, including credit ratings, for the applicable securities. If the assessment indicates that an expected credit loss exists, the company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the consolidated results of operations. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 39 weeks of fiscal 2021. The following table presents the company’s available-for-sale marketable securities as of March 27, 2021 and June 27, 2020:

	Mar. 27, 2021
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$89,551	$2,560	$(902)	$91,209	$14,668	$76,541
Government bonds	31,626	3,185	—	34,811	—	34,811
Total marketable securities	$121,177	$5,745	$(902)	$126,020	$14,668	$111,352

	Jun. 27, 2020
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$78,651	$4,064	$—	$82,715	$18,233	$64,482
Government bonds	28,633	4,919	—	33,552	—	33,552
Total marketable securities	$107,284	$8,983	$—	$116,267	$18,233	$98,034

As of March 27, 2021, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Mar. 27, 2021
(In thousands)
Due in one year or less	$14,668
Due after one year through five years	65,491
Due after five years through ten years	45,861
Total	$126,020

There were no significant realized gains or losses in marketable securities in the third quarter or the first 39 weeks of fiscal 2021.

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of March 27, 2021 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
July 2021	U.S. Dollar	500
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (March 29, 2021 to April 2021)	Swedish Krona	55
June 2023	Euro	500

Hedging of fuel risk
Various (March 31, 2021 to March 2022)	Gallons	34

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of March 27, 2021 and June 27, 2020 are as follows:

		Derivative Fair Value
	Balance Sheet location	Mar. 27, 2021	Jun. 27, 2020
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current assets	$1,203	$1,388
Interest rate swaps	Other assets	47,723	69,782

Cash Flow Hedges:
Fuel swaps	Other current assets	$9,258	$233
Foreign currency forwards	Other current assets	67	1,063
Fuel swaps	Other assets	—	1,173
Cross currency swaps	Other assets	—	19,614
Fuel swaps	Other current liabilities	661	28,242
Foreign currency forwards	Other current liabilities	—	222

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	Mar. 27, 2021	Mar. 28, 2020	Mar. 27, 2021	Mar. 28, 2020
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$145,773	$83,854	$438,988	$243,951
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$2,097	$(52,942)	$(11,694)	$(83,027)
Derivatives designated as hedging instruments	(6,239)	38,923	(3,078)	38,532

The losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	13-Week Period Ended		39-Week Period Ended
	Mar. 27, 2021	Mar. 28, 2020	Mar. 27, 2021	Mar. 28, 2020
	(In thousands)
Interest expense	$(9,737)	$(14,562)	$(34,306)	$(43,679)
Increase (decrease) in fair value of debt	(11,834)	38,380	(22,612)	39,348
Hedged items	$2,097	$(52,942)	$(11,694)	$(83,027)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended March 27, 2021 and March 28, 2020, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 27, 2021
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$12,143	Operating expense	$(8,745)
Foreign currency contracts	(100)	Cost of sales / Other income	—
Total	$12,043		$(8,745)

Derivatives in net investment hedging relationships:
Foreign denominated debt	17,901	N/A	—
Total	$17,901		$—

	13-Week Period Ended Mar. 28, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(45,375)	Operating expense	$(2,069)
Foreign currency contracts	22,531	Cost of sales / Other income	—
Total	$(22,844)		$(2,069)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$65,141	N/A	$—
Foreign denominated debt	350	N/A	—
Total	$65,491		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 39-week periods ended March 27, 2021 and March 28, 2020, presented on a pretax basis, are as follows:

	39-Week Period Ended Mar. 27, 2021
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$31,973	Operating expense	$(25,010)
Foreign currency contracts	(20,419)	Cost of sales / Other income	(2,692)
Total	$11,554		$(27,702)

Derivatives in net investment hedging relationships:
Foreign denominated debt	(30,052)	N/A	—
Total	$(30,052)		$—

	39-Week Period Ended Mar. 28, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(34,686)	Operating expense	$(8,688)
Foreign currency contracts	5,180	Cost of sales / Other income	3,626
Total	$(29,506)		$(5,062)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$51,354	N/A	$—
Foreign denominated debt	10,150	N/A	—
Total	$61,504		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of March 27, 2021 are as follows:

	Mar. 27, 2021
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(499,878)	$(1,292)
Long-term debt	(1,065,015)	(47,723)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 27, 2020 are as follows:

	Jun. 27, 2020
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(749,924)	$(1,388)
Long-term debt	(1,563,636)	(70,239)

7. DEBT

The company has a $2.0 billion long-term revolving credit facility that expires on June 28, 2024, subject to extension. In March 2021, Sysco paid $700 million that was outstanding on this facility; therefore, as of March 27, 2021, there were no borrowings outstanding under this facility. Sysco has a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. As of March 27, 2021, there were no commercial paper issuances outstanding under this program. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility.

Sysco’s United Kingdom-based subsidiary, Brake Bros Limited, has a separate U.K. commercial paper program for the purpose of issuing short-term, unsecured Sterling-denominated notes in an aggregate amount not to exceed £600.0 million. In March 2021, Sysco paid £300.0 million that was outstanding under this program; therefore, as of March 27, 2021, there were £300.0 million in aggregate principal amount of notes outstanding under this commercial paper program. In April 2021, the company repaid £200 million under this program, and the remaining notes under this commercial paper program will mature on May 7, 2021. All outstanding amounts are classified within current maturities of long-term debt.

During the first 39 weeks of fiscal 2021, aggregate outstanding commercial paper issuances, borrowings under our long-term revolving credit facility and short-term bank borrowings ranged from approximately $413.7 million to approximately $1.5 billion.

In September 2020, Sysco redeemed all $750 million of its outstanding 2.60% senior notes prior to the October 2020 maturity utilizing a combination of cash flow from operations and net proceeds from senior note issuances in fiscal 2020.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 27, 2021	Mar. 28, 2020	Mar. 27, 2021	Mar. 28, 2020
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings (loss)	$88,927	$(3,297)	$373,116	$833,894
Denominator:
Weighted-average basic shares outstanding	511,110,670	508,745,253	510,081,610	510,729,277
Dilutive effect of share-based awards	3,474,459	3,912,404	2,607,285	4,903,538
Weighted-average diluted shares outstanding	514,585,129	512,657,657	512,688,895	515,632,815
Basic earnings (loss) per share	$0.17	$(0.01)	$0.73	$1.63
Diluted earnings (loss) per share	$0.17	$(0.01)	$0.73	$1.62

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,893,000 and 4,844,000 for the third quarter of fiscal 2021 and fiscal 2020, respectively. The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,763,000 and 3,704,000 for the first 39 weeks of fiscal 2021 and fiscal 2020, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $124.7 million and comprehensive loss was $102.5 million for the third quarter of fiscal 2021 and fiscal 2020, respectively. Comprehensive income was $731.6 million and $768.1 million for the first 39 weeks of fiscal 2021 and fiscal 2020, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 27, 2021
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$183	$46	$137
Amortization of actuarial loss, net	Other expense, net	10,421	2,601	7,820
Total reclassification adjustments		10,604	2,647	7,957
Foreign currency translation:
Foreign currency translation adjustment	N/A	9,805	—	9,805
Marketable securities:
Change in marketable securities (1)	N/A	(3,485)	(732)	(2,753)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	12,043	2,908	9,135
Change in net investment hedge	N/A	17,901	8,513	9,388
Total other comprehensive income before reclassification adjustments		29,944	11,421	18,523
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,921	730	2,191
Total other comprehensive income		$49,789	$14,066	$35,723

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the third quarter of fiscal 2021.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Mar. 28, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$1,905	$477	$1,428
Amortization of actuarial loss, net	Other expense, net	10,644	2,615	8,029
Total reclassification adjustments		12,549	3,092	9,457
Foreign currency translation:
Foreign currency translation adjustment	N/A	(151,143)	—	(151,143)
Marketable Securities:
Change in marketable securities (1)	N/A	25	5	20
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(22,844)	(6,093)	(16,751)
Change in net investment hedges (3)	N/A	65,491	8,422	57,069
Total other comprehensive income (loss) before reclassification adjustments		42,647	2,329	40,318
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive (loss) income		$(93,048)	$6,145	$(99,193)

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the third quarter of fiscal 2020.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		39-Week Period Ended Mar. 27, 2021
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$549	$138	$411
Amortization of actuarial loss, net	Other expense, net	31,161	7,783	23,378
Total reclassification adjustments		31,710	7,921	23,789
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	345,452	—	345,452
Marketable securities:
Change in marketable securities (1)	N/A	(4,140)	(869)	(3,271)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges (3)	Operating expenses (2)	11,554	3,051	8,503
Change in net investment hedges	N/A	(30,052)	(7,513)	(22,539)
Total other comprehensive income before reclassification adjustments		(18,498)	(4,462)	(14,036)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,669	2,168	6,501
Total other comprehensive income (loss)		$363,193	$4,758	$358,435

(1) Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 39 weeks of fiscal 2021.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(3) Change in cash flow hedges includes the termination of some cash flow hedges, as described in Note 6, “Derivative Financial Instruments.”

		39-Week Period Ended Mar. 28, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$5,715	$1,431	$4,284
Amortization of actuarial loss, net	Other expense, net	29,216	7,279	21,937
Total reclassification adjustments		34,931	8,710	26,221
Foreign currency translation:
Foreign currency translation adjustment	N/A	(122,347)	—	(122,347)
Marketable Securities:
Change in marketable securities (1)	N/A	717	150	567
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(29,506)	(7,217)	(22,289)
Change in net investment hedges (3)	N/A	61,504	15,914	45,590
Total other comprehensive income (loss) before reclassification adjustments		31,998	8,697	23,301
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,622	2,157	6,465
Total other comprehensive (loss) income		$(46,079)	$19,714	$(65,793)

(1)Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in the first 39 weeks of fiscal 2020.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(3) Change in net investment hedges includes the termination of some net investment hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Mar. 27, 2021
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2020	$(1,265,714)	$(402,384)	$(49,878)	$7,095	$(1,710,881)
Equity adjustment from foreign currency translation	—	345,452	—	—	345,452
Amortization of cash flow hedges	—	—	6,501	—	6,501
Change in net investment hedges	—	—	(22,539)	—	(22,539)
Change in cash flow hedge	—	—	8,503	—	8,503
Amortization of unrecognized prior service cost	411	—	—	—	411
Amortization of unrecognized net actuarial losses	23,378	—	—	—	23,378
Change in marketable securities	—	—	—	(3,271)	(3,271)
Balance as of Mar. 27, 2021	$(1,241,925)	$(56,932)	$(57,413)	$3,824	$(1,352,446)

	39-Week Period Ended Mar. 28, 2020
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2019	$(1,217,617)	$(290,169)	$(94,770)	$2,827	$(1,599,729)
Equity adjustment from foreign currency translation	—	(122,347)	—	—	(122,347)
Amortization of cash flow hedges	—	—	6,465	—	6,465
Change in net investment hedges	—	—	45,590	—	45,590
Change in cash flow hedge	—	—	(22,289)	—	(22,289)
Amortization of unrecognized prior service cost	4,284	—	—	—	4,284
Amortization of unrecognized net actuarial losses	21,937	—	—	—	21,937
Change in marketable securities	—	—	—	567	567
Balance as of Mar. 28, 2020	$(1,191,396)	$(412,516)	$(65,004)	$3,394	$(1,665,522)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 39 weeks of fiscal 2021, options to purchase 1,975,413 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2021 was $13.72.

In the first 39 weeks of fiscal 2021, 812,512 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 39 weeks of fiscal 2021 was $59.00. The PSUs will convert into shares of Sysco common stock at the end of the two-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 39 weeks of fiscal 2021, 945,723 restricted stock units were granted to employees. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2021 was $66.09.

Employee Stock Purchase Plan

Plan participants purchased 588,347 shares of common stock under the Sysco ESPP during the first 39 weeks of fiscal 2021. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $3.55 during the first 39 weeks of fiscal 2021. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $65.7 million and $63.9 million for the first 39 weeks of fiscal 2021 and fiscal 2020, respectively.

As of March 27, 2021, there was $138.8 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.92 years.

11.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the third quarter and first 39 weeks of fiscal 2021 were 13.54% and 15.72%, respectively. As compared to the company’s statutory tax rate, the lower effective tax rate for the third quarter and first 39 weeks of fiscal 2021 was impacted by (1) the favorable impact of excess tax benefits of equity-based compensation that totaled $6.0 million and $12.6 million, respectively, (2) the $7.6 million tax benefit attributable to the sale of the stock of Cake Corporation in the first quarter, and (3) the impact of changes in tax law in the U.K. of $5.5 million in the first quarter. The effective tax rates for the third quarter and first 39 weeks of fiscal 2020 were 88.54% and 19.01%, respectively. As compared to the company’s statutory tax rate, the effective tax rates for the third quarter and the first 39 weeks of fiscal 2020 were impacted by (1) the favorable impact of excess tax benefits of equity-based compensation that totaled $6.8 million and $34.3 million, respectively, and (2) the unfavorable tax effect of goodwill impairments of $17.7 million in the third quarter of fiscal 2020.

Uncertain Tax Positions

As of March 27, 2021, the gross amount of unrecognized tax benefit and related accrued interest was $20.4 million and $2.7 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

The company is pursuing claims against a variety of vendors from which the company purchased products. These matters are at different stages of the litigation process. Amounts, if any, realized from the defendants would represent gain contingencies. We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and therefore, we do not recognize income until realized.

To mitigate the risk of incurring significant legal fees on these claims without any ultimate gain, in calendar 2019 and 2020, the company entered into separate agreements with a third party whereby the company secured a minimum amount of cash proceeds from the third party in exchange for assigning to the third party the rights to a portion of the future litigation proceeds. In the meantime, the company must continue to pursue the specific vendor litigation, as identified in the agreement with the third party.

As part of these arrangements, cash proceeds received from the third party are included in “Other long-term liabilities.” The portion of litigation proceeds in excess of the minimum that may be payable to the third party under each agreement represents a financial instrument that is measured at fair value each reporting period in accordance with the provisions of ASC 820, Fair Value Measurements, with changes recorded in the consolidated results of operations.

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

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center. These also include all share-based compensation costs. During the fourth quarter of fiscal 2020, Sysco revised the way performance is assessed for the U.S. Foodservice Operations segment. As a result of this change, charges incurred by the company’s corporate and shared services center, to provide direct support functions to the U.S. Foodservice Operations reportable segment, have been reclassified from Corporate expenses into the U.S. Foodservice reportable segment. The segment information disclosed for the first 39 weeks of fiscal 2021 reflects this change in reporting structure. The third quarter and first 39 weeks of fiscal 2020 results reflect $63.9 million and $195.6 million, respectively, of corporate expense reclassifications to conform with the current year presentation.

The following tables set forth certain financial information for Sysco’s reportable business segments.

	13-Week Period Ended		39-Week Period Ended
	Mar. 27, 2021	Mar. 28, 2020	Mar. 27, 2021	Mar. 28, 2020
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$8,360,241	$9,587,005	$24,205,917	$30,659,215
International Foodservice Operations	1,723,126	2,508,642	5,854,608	8,311,081
SYGMA	1,580,695	1,364,111	4,625,244	4,266,998
Other	160,527	238,941	475,181	789,452
Total	$11,824,589	$13,698,699	$35,160,950	$44,026,746

	13-Week Period Ended		39-Week Period Ended
	Mar. 27, 2021	Mar. 28, 2020	Mar. 27, 2021	Mar. 28, 2020
Operating income (loss):	(In thousands)		(In thousands)
U.S. Foodservice Operations	$545,502	$464,173	$1,619,162	$1,962,595
International Foodservice Operations	(121,487)	(83,786)	(201,973)	5,895
SYGMA	12,937	10,301	35,957	27,732
Other	5,884	(19,051)	4,861	486
Total segments	442,836	371,637	1,458,007	1,996,708
Corporate	(206,919)	(311,363)	(590,449)	(715,623)
Total operating income	235,917	60,274	867,558	1,281,085
Interest expense	145,773	83,854	438,988	243,951
Other (income) expense, net	(12,708)	5,200	(14,140)	7,505
Earnings (loss) before income taxes	$102,852	$(28,780)	$442,710	$1,029,629

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

Highlights

Our third quarter of fiscal 2021 results were strong despite the COVID-19 pandemic’s impact on market conditions, due to improved sales and disciplined expense management. Our industry’s business recovery is here and the pace of recovery is accelerating, especially in our domestic U.S. business. We are making excellent progress in our business transformation to better serve our customers and differentiate from our competition. We are growing market share at the national and local customer level, and we achieved a profitable quarter, despite a 14% reduction in sales, as compared to fiscal 2020. We continue to make strategic investments in preparation for the business recovery and have focused our investments on our customers, our people, our inventory, our technology, and our communities. These investments have helped position Sysco for the return of foodservice demand. See below for a comparison of our third quarter of fiscal 2021 results to our third quarter of fiscal 2020 results, both including and excluding Certain Items.

Comparisons of results from the third quarter of fiscal 2021 to the third quarter of fiscal 2020:

•Sales:
◦decreased 13.7%, or $1.9 billion, to $11.8 billion;
•Operating income:
◦increased $175.6 million, to $235.9 million;
◦adjusted operating income decreased $120.8 million, to $256.2 million;
•Net earnings:
◦increased $92.2 million, to $88.9 million;
◦adjusted net earnings decreased $117.0 million, to $114.8 million;
•Basic earnings per share:
◦increased $0.18, to $0.17 per share;
•Diluted earnings per share:
◦increased $0.18, to $0.17 per share; and
◦adjusted diluted earnings per share decreased $0.23, to $0.22 per share.
•EBITDA:
◦increased 76.5%, or $184.5 million, to $425.8 million; and
◦adjusted EBITDA decreased 18.7%, or $100.7 million, to $437.4 million.

Comparisons of results from the first 39 weeks of fiscal 2021 to the first 39 weeks of fiscal 2020:

•Sales:
◦decreased 20.1%, or $8.9 billion, to $35.2 billion;
•Operating income:
◦decreased 32.3%, or $413.5 million, to $867.6 million;
◦adjusted operating income decreased 51.0%, or $890.9 million, to $855.0 million;
•Net earnings:
◦decreased 55.3%, or $460.8 million, to $373.1 million;
◦adjusted net earnings decreased 68.3%, or $805.7 million, to $374.1 million;
•Basic earnings per share:
◦decreased 55.2%, or $0.90, to $0.73 per share;
•Diluted earnings per share:
◦decreased 54.9%, or $0.89, to $0.73 per share; and
◦adjusted diluted earnings per share decreased 68.1%, or $1.56, to $0.73 per share.
•EBITDA:
◦decreased 22.3%, or $408.0 million, to $1.4 billion; and

◦adjusted EBITDA decreased 38.3%, or $854.6 million, to $1.4 billion.

EBITDA and adjusted EBITDA are non-GAAP financial measures. More information on the rationale for the use of non-GAAP financial measures and reconciliations to the most directly comparable numbers calculated in accordance with U.S. generally accepted accounting principles (GAAP) can be found under “Non-GAAP Reconciliations.”

Sysco’s results of operations for fiscal 2021 and fiscal 2020 were impacted by restructuring and transformational project costs consisting of: (1) restructuring charges; (2) expenses associated with our various transformation initiatives; and (3) facility closure and severance charges. Sysco’s results for fiscal 2021 and fiscal 2020 were also impacted by intangible amortization expense related to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). Additionally, our results for fiscal 2021 were impacted by loss on the sale of businesses.

Fiscal 2021 results of operations were also positively impacted by the reduction of bad debt expense previously recognized in fiscal 2020 due to the unexpected impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Fiscal 2020 results of operations were also negatively impacted by costs arising from the COVID-19 pandemic, the most significant of which were (1) excess bad debt expense, as we experienced an increase in past due receivables and recognized additional bad debt charges, and (2) goodwill impairment charges. While Sysco traditionally incurs bad debt expense, the magnitude of such expenses and benefits that we have experienced since the onset of the COVID-19 pandemic is not indicative of our normal operations. Our adjusted results have not been normalized in a manner that would exclude the full impact of the COVID-19 pandemic on our business. As such, Sysco has not adjusted its results for lost sales, inventory write-offs or other costs associated with the COVID-19 pandemic not previously stated.

The fiscal 2021 and fiscal 2020 items discussed above are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our total Sysco and our International Foodservice Operations results on a constant currency basis. Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items, and certain metrics are stated on a constant currency basis.

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
•Adjusted EBITDA (non-GAAP);
•Case volume growth by customer type for U.S. Broadline operations;
•Sysco brand penetration for U.S. Broadline operations; and
•Free cash flow (non-GAAP).

Adjusted EBITDA

EBITDA represents net earnings (loss) plus (1) interest expense, (2) income tax expense and benefit, (3) depreciation and (4) amortization. The net earnings (loss) component of our EBITDA calculation is impacted by Certain Items that we do not consider representative of our underlying performance. As a result, in the non-GAAP reconciliations below for each period presented, adjusted EBITDA is computed as EBITDA plus the impact of Certain Items, excluding Certain Items related to interest expense, income taxes, depreciation and amortization. Sysco’s management considers growth in this metric to be a measure of overall financial performance that provides useful information to management and investors about the profitability of the business, as it facilitates comparison of performance on a consistent basis from period to period by providing a measurement of recurring factors and trends affecting our business. Additionally, it is a commonly used component metric used to inform on capital structure decisions.

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

Trends

Economic and Industry Trends

In response to the COVID-19 pandemic, national and local governments have imposed substantial restrictions upon the customers we serve in the food-away-from-home sector. We see pent up demand in the sector, and we believe consumers are ready to eat at restaurants once restrictions are reduced. Strong sales results and long wait times are common in restaurants operating within geographies that have limited restrictions. Our customers faced meaningfully tight restrictions during the winter COVID-19 lockdown, while a substantial winter storm in February 2021 adversely affected performance in our strongest domestic markets. Nevertheless, there has been a notable improvement in the southern portion of the U.S., where reduced restrictions and warmer weather are generating strong performance results. These results in reopened markets present a positive sign of things to come as the northern regions begin to benefit from easing restrictions that currently remain largely in place. The International Foodservice Operations segment has been significantly adversely impacted due to tougher restrictions in the countries in which we operate, particularly in Europe, which are experiencing even stronger restrictions than those experienced in the United States and are making slower progress on vaccination. Demand in Europe, Canada and Latin America regressed in the third quarter of fiscal 2021 as a result of strict lockdowns that are expected to continue, and are expected to negatively affect our fourth quarter of fiscal 2021 results for our International Foodservice Operations segment. The impact of these lockdowns may carry into the early quarters of fiscal 2022, depending on vaccination progress by country. However, we see positive trends in the recent reopening taking place in the United Kingdom. In addition to softer European performance, our business in the travel, hospitality and Food Service Management sector remains down. Our business penetration in Europe and Foodservice Management pre-COVID is creating a lingering delay in the full recovery of our business results in comparison to other distributors. Although we expect these sectors to recover, their recovery will be at a slower pace than our core restaurant sector. Our sales teams are actively engaged with new customers and are helping existing customers maximize their business during this recovery period. In the third quarter of fiscal 2021, as a result of these efforts, Sysco gained overall market share versus the rest of the industry, reflecting the progress of our investments.

Sales and Gross Profit Trends

Our sales and gross profit performance can be influenced by multiple factors, including price, volume, customer mix, product mix and the impact of the COVID-19 pandemic. The biggest factor affecting performance in the first 39 weeks of fiscal 2021 was the COVID-19 pandemic due to reduced volume. Sales and gross profits were also adversely impacted by lower volumes in the beginning of the third quarter of fiscal 2021 due to restrictions on our customers resulting from the impact of the second wave of COVID-19 in different geographies. Since the beginning of March 2021, however, we have begun seeing volume improvements in our largest businesses in North America.

In terms of customer mix, during the third quarter of fiscal 2021, we added more new local customers than we have added during any quarter in the last five years. We believe these efforts demonstrate our ability to accelerate future growth. We continue to win business at the national and contract sales level. We have added over $1.8 billion of net new national account business on an annualized basis since the beginning of the pandemic, with another strong quarter of new contracts signed. The contracts being written are at historical profit margins, as we are winning new business due to our supply chain and service capabilities. Sysco is currently serving more local customers than before the COVID-19 pandemic, and due to our increased customer count, we anticipate growing our market share as business returns to the food-away-from-home sector in fiscal 2022 and beyond. Given the strong growth in our SYGMA segment over the past year, but the lower margin profile of this business, we continue to be diligent in our contract review and approval process. As a result, during our fiscal fourth quarter, we plan to transition away from a large existing SYGMA customer.

Our gross margin decreased 77 and 62 basis points in the third quarter and first 39 weeks of fiscal 2021, respectively, compared to the respective prior year periods. The primary reason for the gross margin dilution at the enterprise level is business mix. Our sales in our generally higher margin European business were down, while our sales in our lower margin SYGMA business were up, resulting in lower margins for the enterprise. In terms of the impact on pricing, we experienced inflation at a rate of 3.5% and 2.0% during the third quarter and first 39 weeks of fiscal 2021, respectively, primarily in the paper and disposables, poultry and meat categories.

Operating Expense Trends

Total operating expenses decreased 24.6% and 21.0% during the third quarter and first 39 weeks of fiscal 2021, respectively, as compared to the same periods in fiscal 2020, and we saw a modest improvement in operating expense leverage. The largest contributor to the decrease was reduced costs from the achievement of cost-out initiatives (see “Cost-out Measures” below), as well as a benefit from a reduction in our allowance for doubtful accounts resulting from the COVID-19 pandemic. Many of Sysco’s customers have been operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures, and a portion of Sysco’s customers have been closed. Some of these customers have ceased paying their outstanding receivables, creating uncertainty as to their collectability. We established reserves for bad debts in fiscal 2020 for these receivables; however, collections have improved in fiscal 2021 partially from restaurant reopenings, volume improvements and Sysco’s improved credit processes. As a result, we have reduced our reserves on pre-pandemic receivables, recognizing a $33.5 million and $162.4 million benefit in the third quarter and first 39 weeks of fiscal 2021, respectively, included as a Certain Item. We recorded a reduction of $10.0 million on our reserves relating to periods beginning after the onset of the COVID-19 pandemic in the third quarter of fiscal 2021, which are not included as a Certain Item. Additional reserves of $24.7 million were recorded in the first 39 weeks of fiscal 2021 for receivables relating to periods beginning after the onset of the COVID-19 pandemic, which are not included as a Certain Item. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ and additional charges may be required; however, if collections continue to improve, it is also possible that additional reductions in our bad debt reserve could occur.

Cost-out Measures

The COVID-19 crisis has compelled us to take action to reduce costs by reducing variable expenses in response to reduced customer demand, aligning inventory to current sales trends, reducing capital expenditures to only urgent projects and targeted investments and tightly managing receivables. These actions produced savings in the third quarter and first 39 weeks of fiscal 2021. We have reduced pay-related expenses through headcount reductions across the organization, most of which occurred in fiscal 2020. With the improvement in sales volume, we anticipate that we will hire additional sales consultants, new business developers, culinary experts and operations associates in the fourth quarter of fiscal 2021. We are on track to surpass our fiscal 2021 goal of $350 million of cost savings, and we expect to drive continued cost savings opportunities to help fuel our future growth agenda.

Status of Supply Chain Disruptions and Facility Closures

We are experiencing pressure and constraints in the supply chain, as select suppliers struggle with meeting increased demand levels. We anticipated this constraint and have been partnering with our top suppliers to preposition inventory at our warehouses, which creates an opportunity for us to grow our business and take additional market share. Although our business continues to face challenges associated with the COVID-19 crisis, to date we have not experienced any significant disruptions to our supply chain, significant distribution facility closures or disposals of significant assets or lines of business.

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

Strategy

In response to the current environment, we identified four key areas of focus as we manage the business in the near-term and prepare the company for recovery once the COVID-19 crisis subsides. First, we took actions to strengthen our overall liquidity, and now we are reducing our debt levels in anticipation of the business recovery. Second, we focused on stabilizing the business by removing costs. Third, we created new sources of revenue by helping our restaurant customers succeed under pandemic conditions. Fourth, we provided, and continue to provide, products for cleaning, sanitation, and personal protection, without disruptions, so that our customers may continue their business operations.

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
•Regionalizing our operations in the U.S. within our U.S. Broadline and FreshPoint businesses; and
•Removing structural fixed costs from our business and becoming a more efficient company to return value to shareholders and to fund our continued growth plans.

Throughout the third quarter of fiscal 2021, we have increased our strategic investments in preparation for the business recovery. Our investments in our customers include our Restaurants Rising campaign, which is intended to help restaurants to succeed and strengthen their business for the future by waiving delivery minimums and making it easier to do business with Sysco. We are making investments in our people, including increasing our efforts to proactively staff in advance of the business recovery. By the end of fiscal 2021, we believe we will have hired over 6,000 new associates, including warehouse selectors and drivers. While this hiring investment will increase our operating expenses in the short-term, over the long-term, it will help ensure that Sysco is able to maximize our market share gains during the business recovery. We are also making investments in inventory to properly position our warehouses to support customer demand. Our ability to ship product on time and in full during the upcoming period of anticipated volume recovery makes Sysco the strongest broadline distributor in the industry. Due to our strong balance sheet, we are uniquely positioned to make investments in inventory, allowing Sysco to accelerate growth and remain ahead of the pace of the overall business recovery. We are continuing our strategic investments in our technology to improve the customer experience and our technology platform is being meaningfully improved so that we can better service our customers. We are making it easier for our customers to order products through our Sysco Shop platform and we are implementing a new pricing software.

See “Non-GAAP Reconciliations” below for an explanation of adjusted operating income, which is a non-GAAP financial measure.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 27, 2021	Mar. 28, 2020	Mar. 27, 2021	Mar. 28, 2020
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.0	81.3	81.7	81.1
Gross profit	18.0	18.7	18.3	18.9
Operating expenses	16.0	18.3	15.8	16.0
Operating income	2.0	0.4	2.5	2.9
Interest expense	1.2	0.6	1.2	0.6
Other (income) expense, net	(0.1)	—	—	—
Earnings before income taxes	0.9	(0.2)	1.3	2.3
Income taxes	0.1	(0.2)	0.2	0.4
Net earnings	0.8%	—%	1.1%	1.9%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
	Mar. 27, 2021	Mar. 27, 2021
Sales	(13.7)%	(20.1)%
Cost of sales	(12.9)	(19.5)
Gross profit	(17.2)	(22.7)
Operating expenses	(24.6)	(21.0)
Operating income	291.4	(32.3)
Interest expense	73.8	79.9
Other (income) expense, net (1) (2)	(344.4)	(288.4)
Earnings before income taxes	(457.4)	(57.0)
Income taxes	(154.6)	(64.4)
Net earnings	2,797.2%	(55.3)%
Basic earnings per share	1,800.0%	(55.2)%
Diluted earnings per share	1,800.0	(54.9)
Average shares outstanding	0.5	(0.1)
Diluted shares outstanding	0.4	(0.6)

(1)Other (income) expense, net was income of $12.7 million and expense of $5.2 million in the third quarter of fiscal 2021 and fiscal 2020, respectively.
(2)Other (income) expense, net was income of $14.1 million and expense of $7.5 million in the first 39 weeks of fiscal 2021 and fiscal 2020, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Mar. 27, 2021
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$8,360,241	$1,723,126	$1,580,695	$160,527	$—	$11,824,589
Sales increase (decrease)	(12.8)%	(31.3)%	15.9%	(32.8)%		(13.7)%
Percentage of total	70.7%	14.6%	13.4%	1.3%		100.0%

Operating income (loss)	$545,502	$(121,487)	$12,937	$5,884	$(206,919)	$235,917
Operating income (loss) increase (decrease)	17.5%	45.0%	25.6%	NM		NM
Percentage of total segments	123.2%	(27.4)%	2.9%	1.3%		100.0%
Operating income (loss) as a percentage of sales	6.5%	(7.1)%	0.8%	3.7%		2.0%

	13-Week Period Ended Mar. 28, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$9,587,005	$2,508,642	$1,364,111	$238,941	$—	$13,698,699
Percentage of total	70.0%	18.3%	10.0%	1.7%		100.0%

Operating income	$464,173	$(83,786)	$10,301	$(19,051)	$(311,363)	$60,274
Percentage of total segments	124.9%	(22.5)%	2.8%	(5.1)%		100.0%
Operating income as a percentage of sales	4.8%	(3.3)%	0.8%	(8.0)%		0.4%

	39-Week Period Ended Mar. 27, 2021
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$24,205,917	$5,854,608	$4,625,244	$475,181	$—	$35,160,950
Sales increase (decrease)	(21.0)%	(29.6)%	8.4%	(39.8)%		(20.1)%
Percentage of total	68.8%	16.7%	13.2%	1.3%		100.0%

Operating income	$1,619,162	$(201,973)	$35,957	$4,861	$(590,449)	$867,558
Operating income increase (decrease)	(17.5)%	NM	29.7%	NM		(32.3)%
Percentage of total segments	111.1%	(13.9)%	2.5%	0.3%		100.0%
Operating income as a percentage of sales	6.7%	(3.4)%	0.8%	1.0%		2.5%

	39-Week Period Ended Mar. 28, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Corporate	Consolidated Totals
	(In thousands)
Sales	$30,659,215	$8,311,081	$4,266,998	$789,452	$—	$44,026,746
Percentage of total	69.6%	18.9%	9.7%	1.8%		100.0%

Operating income	$1,962,595	$5,895	$27,732	$486	$(715,623)	$1,281,085
Percentage of total segments	98.3%	0.3%	1.4%	—%		100.0%
Operating income as a percentage of sales	6.4%	0.1%	0.6%	0.1%		2.9%

Based on information in Note 13, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I, in the third quarter and first 39 weeks of fiscal 2021, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 85.3% and 85.5% of Sysco’s overall sales in each period. In the third quarter and first 39 weeks of fiscal 2021, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 95.7% and 97.2% of the total segment operating income, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 27, 2021	13-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$8,360,241	$9,587,005	$(1,226,764)	(12.8)%
Gross profit	1,634,837	1,895,378	(260,541)	(13.7)
Operating expenses	1,089,335	1,431,205	(341,870)	(23.9)
Operating income	$545,502	$464,173	$81,329	17.5%

Gross profit	$1,634,837	$1,895,378	$(260,541)	(13.7)%
Adjusted operating expenses (Non-GAAP)	1,109,719	1,322,572	(212,853)	(16.1)
Adjusted operating income (Non-GAAP)	$525,118	$572,806	$(47,688)	(8.3)%

	39-Week Period Ended Mar. 27, 2021	39-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$24,205,917	$30,659,215	$(6,453,298)	(21.0)%
Gross profit	4,793,866	6,089,171	(1,295,305)	(21.3)
Operating expenses	3,174,704	4,126,576	(951,872)	(23.1)
Operating income	$1,619,162	$1,962,595	$(343,433)	(17.5)%

Gross profit	$4,793,866	$6,089,171	$(1,295,305)	(21.3)%
Adjusted operating expenses (Non-GAAP)	3,293,919	4,010,138	(716,219)	(17.9)
Adjusted operating income (Non-GAAP)	$1,499,947	$2,079,033	$(579,086)	(27.9)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	(14.2)%	$(1,364.6)	(21.3)%	$(6,540.5)
Inflation	3.2	302.3	1.8	563.6
Acquisitions	—	—	0.2	50.5
Other (1)	(1.8)	(164.5)	(1.7)	(526.9)
Total change in sales	(12.8)%	$(1,226.8)	(21.0)%	$(6,453.3)

(1)Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

Sales for the third quarter of fiscal 2021 were 12.8% lower than the third quarter of fiscal 2020. The primary driver of the decrease was the significant decline in case volume in our U.S. Broadline operations as a result of some of our customers closing and many other customers operating at a substantially reduced volume in response to the COVID-19 pandemic. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, decreased 14.1% in the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, and included a 9.7% decline in locally managed customer case growth, along with a 19.2% decrease in national customer case volume. Sales from acquisitions within the last 12 months had no impact on locally managed customer sales for the third quarter of fiscal 2021; therefore, organic local case volume, which excludes acquisitions, declined 9.7%. We acquired a significant number of new customers and saw growth in our national accounts customer base during the third quarter of fiscal 2021.

Sales for the first 39 weeks of fiscal 2021 were 21.0% lower than the first 39 weeks of fiscal 2020. The primary driver of the decrease was the significant decline in case volume in our U.S. Broadline operations as a result of some of our customers closing and many other customers operating at a substantially reduced volume in response to the COVID-19 pandemic. Our sales have progressively improved throughout the first 39 weeks of fiscal 2021 due to volume improvements commensurate with an easing of restrictions on our customers. Case volumes from our U.S. Broadline operations, including acquisitions within the last 12 months, decreased 21.4% in the first 39 weeks of fiscal 2021, as compared to the first 39 weeks of fiscal 2020, and included a 17.2% decline in locally managed customer case growth along with a 26.4% decrease in national customer case volume. Sales from acquisitions within the last 12 months favorably impacted locally managed customer sales by 0.1% for the first 39 weeks of fiscal 2021; therefore, organic local case volume, which excludes acquisitions, declined 17.3%.

Operating Income

Operating income increased 17.5% for the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, and decreased 17.5% for the first 39 weeks of fiscal 2021, as compared to the first 39 weeks of fiscal 2020.

Gross profit dollars decreased 13.7% and 21.3% in the third quarter and first 39 weeks of fiscal 2021, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020, driven primarily by the decline in local cases and a decline in Sysco-branded products. The decrease was partially offset by higher inflation. Our Sysco brand sales as a percentage of total U.S. cases decreased 116 basis points and 92 basis points, respectively, for the third quarter and first 39 weeks of fiscal 2021, which was driven by customer and product mix shift. Sysco brand sales as a percentage of local U.S. cases decreased by approximately 234 basis points and 274 basis points, respectively, for the third quarter and first 39 weeks of fiscal 2021, which was driven by product mix shifting into pre-packaged and takeaway ready products. The estimated change in product costs, an internal measure of inflation or deflation, for the third quarter and first 39 weeks of fiscal 2021 for our U.S. Broadline operations was inflation of 3.5% and 2.0%, respectively. For the third quarter and first 39 weeks of fiscal 2021, this change in product costs was primarily driven by inflation in the paper and disposables, poultry and meat categories. Gross margin, which is gross profit as a percentage of sales, was 19.55% and 19.80% in the third quarter and first 39 weeks of fiscal 2021, respectively, which was a decrease of 22 basis points and 6 basis points, respectively, compared to gross margin of 19.77% and 19.86% in the third quarter and first 39 weeks of fiscal 2020, respectively, primarily attributable to inflation.

Operating expenses for the third quarter and first 39 weeks of fiscal 2021 decreased 23.9%, or $341.9 million, and 23.1%, or $951.9 million, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020, primarily driven by a favorable comparison of bad debt expense, including the reduction of reserves on pre-pandemic receivables, and a decrease in pay-related costs associated with permanent headcount reductions made in fiscal 2020 in response to the COVID-19 pandemic. Operating expenses, on an adjusted basis (which is a non-GAAP financial measure for which a reconciliation is provided below), for the third quarter and first 39 weeks of fiscal 2021, decreased 16.1%, or $212.9 million, and 17.9%, or $716.2 million, respectively, compared to the third quarter and first 39 weeks of fiscal 2020.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 27, 2021	13-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$1,723,126	$2,508,642	$(785,516)	(31.3)%
Gross profit	325,200	500,929	(175,729)	(35.1)
Operating expenses	446,687	584,715	(138,028)	(23.6)
Operating loss	$(121,487)	$(83,786)	$(37,701)	45.0%

Gross profit	$325,200	$500,929	$(175,729)	(35.1)%
Adjusted operating expenses (Non-GAAP)	417,575	495,945	(78,370)	(15.8)
Adjusted operating (loss) income (Non-GAAP)	$(92,375)	$4,984	$(97,359)	(1,953.4)%

Sales on a constant currency basis (Non-GAAP)	$1,619,788	$2,508,642	$(888,854)	(35.4)%
Gross profit on a constant currency basis (Non-GAAP)	304,540	500,929	(196,389)	(39.2)
Adjusted operating expenses on a constant currency basis (Non-GAAP)	388,764	495,945	(107,181)	(21.6)
Adjusted operating (loss) income on a constant currency basis (Non-GAAP)	$(84,224)	$4,984	$(89,208)	(1,789.9)%

	39-Week Period Ended Mar. 27, 2021	39-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$5,854,608	$8,311,081	$(2,456,473)	(29.6)%
Gross profit	1,149,438	1,692,153	(542,715)	(32.1)
Operating expenses	1,351,411	1,686,258	(334,847)	(19.9)
Operating (loss) income	$(201,973)	$5,895	$(207,868)	(3,526.2)%

Gross profit	$1,149,438	$1,692,153	$(542,715)	(32.1)%
Adjusted operating expenses (Non-GAAP)	1,278,247	1,514,144	(235,897)	(15.6)
Adjusted operating (loss) income (Non-GAAP)	$(128,809)	$178,009	$(306,818)	(172.4)%

Sales on a constant currency basis (Non-GAAP)	$5,657,228	$8,311,081	$(2,653,853)	(31.9)%
Gross profit on a constant currency basis (Non-GAAP)	1,105,807	1,692,153	(586,346)	(34.7)
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,221,984	1,514,144	(292,160)	(19.3)
Adjusted operating (loss) income on a constant currency basis (Non-GAAP)	$(116,177)	$178,009	$(294,186)	(165.3)%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	0.9%	$23.4	2.3%	$188.6
Foreign currency	4.1	103.3	2.4	197.4
Other (1)	(36.3)	(912.2)	(34.3)	(2,842.5)
Total change in sales	(31.3)%	$(785.5)	(29.6)%	$(2,456.5)

(1)The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the third quarter and first 39 weeks of fiscal 2021 were 31.3% and 29.6% lower, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020, primarily due to the significant decline in volume, as our European, Canadian and Latin American businesses have been substantially impacted by recent lockdowns, which are more aggressive than the lockdowns in the United States. In the third quarter of fiscal 2021, changes in foreign exchange rates positively affected sales by 4.1%, resulting in a 35.4% decrease in sales on a constant currency basis. In the first 39 weeks of fiscal 2021, changes in foreign exchange rates positively affected sales by 2.4%, resulting in a 31.9% decrease in sales on a constant currency basis.

Operating Income

Operating income decreased by $37.7 million and $207.9 million for the third quarter and first 39 weeks of fiscal 2021, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020, primarily due to the decline in business resulting from the reductions in our customers’ business in response to the COVID-19 pandemic. Operating income, on an adjusted basis, decreased by $97.4 million for the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020. In the third quarter of fiscal 2021, changes in foreign exchange rates negatively affected operating income by $8.2 million, resulting in an $89.2 million decrease in adjusted operating income on a constant currency basis. Operating income, on an adjusted basis, decreased by $306.8 million, or 172.4%, for the first 39 weeks of fiscal 2021, as compared to the first 39 weeks of fiscal 2020. In the first 39 weeks of fiscal 2021, changes in foreign exchange rates negatively affected operating income by 7.1%, resulting in a $294.2 million decrease in adjusted operating income on a constant currency basis.

Gross profit dollars decreased by 35.1% in the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, primarily attributable to the decline in sales. In the third quarter of fiscal 2021, changes in foreign exchange rates positively affected gross profit by 4.1%, resulting in a 39.2% decrease in gross profit on a constant currency basis. Gross profit dollars decreased by 32.1% in the first 39 weeks of fiscal 2021, as compared to the first 39 weeks of fiscal 2020, primarily attributable to the decline in sales. In the first 39 weeks of fiscal 2021, changes in foreign exchange rates positively affected gross profit by 2.6%, resulting in a 34.7% decrease in gross profit on a constant currency basis. Gross margin was 18.87% and 19.63% in the third quarter and first 39 weeks of fiscal 2021, respectively, which was a decrease of 110 and 73 basis points compared to the gross margin of 19.97% and 20.36% in the third quarter and first 39 weeks of fiscal 2020, respectively, primarily as a result of adverse country mix, customer mix and product mix.

Operating expenses for the third quarter and first 39 weeks of fiscal 2021 decreased 23.6%, or $138.0 million, and 19.9%, or $334.8 million, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020, primarily due to a decrease in pay-related costs associated with permanent workforce reductions made in fiscal 2020 as a result of the COVID-19 pandemic. Additionally, the reduction of reserves on pre-pandemic receivables and reduced restructuring and integration charges in Europe contributed to the decrease. Operating expenses, on an adjusted basis, for the third quarter of fiscal 2021 decreased 15.8%, or $78.4 million, compared to the third quarter of fiscal 2020. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars increased operating expenses during the period by 5.8%, resulting in a 21.6% decrease in adjusted operating expenses on a constant currency basis. Operating expenses, on an adjusted basis, for the first 39 weeks of fiscal 2021 decreased 15.6%, or $235.9 million, compared to the first 39 weeks of fiscal 2020. Changes in foreign exchange rates used to translate our foreign operating expenses into U.S. dollars increased operating expenses during the period by 3.7%, resulting in an 19.3% decrease in adjusted operating expenses on a constant currency basis.

Results of SYGMA and Other Segment

For SYGMA, sales were 15.9% and 8.4% higher in the third quarter and first 39 weeks of fiscal 2021, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020, primarily from an increase in case volume driven by the success of national and regional quick service restaurants servicing drive-through traffic. Operating income increased by 25.6% and 29.7% in the third quarter and first 39 weeks of fiscal 2021, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020, as our increase in gross profit from increased case volume exceeded the increase in operating expenses.

For the operations that are grouped within Other, operating income increased $24.9 million and $4.4 million in the third quarter and first 39 weeks of fiscal 2021, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020 primarily due to reduced operating expenses, as we sold a non-core asset, Cake Corporation, in the first quarter of fiscal 2021. Our hospitality business, Guest Worldwide, had a gross profit decrease of 27.6% and 41.2% in the third quarter and first 39 weeks of fiscal 2021, respectively. This business remains challenged, as hospitality occupancy rates remain low compared to prior year levels. Despite operating in a difficult hospitality environment, the business improved its underlying profitability during the third quarter. Additionally, our Guest Worldwide business signed a substantial new customer contract during the third quarter of fiscal 2021 that we expect to be beneficial to the segment as the travel and hospitality sector recovers.

Corporate Expenses

Corporate expenses in the third quarter of fiscal 2021 decreased $106.2 million, or 34.9%, as compared to the third quarter of fiscal 2020, primarily due to lower costs associated with the COVID-19 pandemic, as the third quarter of fiscal 2020 included $57.1 million of goodwill impairment charges for the Pacific Star and Cake reporting units and $18.6 million of severance charges related to permanent workforce reductions. Lower charges for professional fees and other business transformation initiatives also contributed to the decrease. Corporate expenses in the first 39 weeks of fiscal 2021 decreased $127.3 million, or 18.0%, as compared to the first 39 weeks of fiscal 2020, primarily due to a reduction in pay-related costs associated with permanent headcount reductions made in the third and fourth quarters of fiscal 2020 in response to the COVID-19 pandemic, as well as $57.1 million of goodwill impairment charges for the Pacific Star and Cake reporting units and $18.6 million of severance charges recognized in the first 39 weeks of fiscal 2020. Lower charges for professional fees and other business transformation initiatives also contributed to the decrease. Corporate expenses, on an adjusted basis, decreased $13.7 million, or 7.0%, and $5.4 million, or 1.0%, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020. Lower investments in our business transformation contributed to the decrease in Corporate expenses, on an adjusted basis, in the third quarter and first 39 weeks of fiscal 2021.

Included in Corporate expenses are Certain Items that totaled $15.0 million and $39.0 million in the third quarter and first 39 weeks of fiscal 2021, respectively, as compared to $107.6 million and $160.9 million in the third quarter and first 39 weeks of fiscal 2020. Certain Items impacting the third quarter and first 39 weeks of fiscal 2021 were primarily expenses associated with our business technology transformation initiatives. Certain Items impacting the third quarter and first 39 weeks of fiscal 2020 were primarily goodwill impairment charges, severance charges arising from the COVID-19 pandemic and expenses associated with our various transformation initiatives.

Interest Expense

Interest expense increased $61.9 million and $195.0 million for the third quarter and first 39 weeks of fiscal 2021, respectively, as compared to the third quarter and first 39 weeks of fiscal 2020, primarily attributable to higher fixed debt volume, partially offset by lower floating interest rates.

Net Earnings

Net earnings increased $92.2 million in the third quarter of fiscal 2021 and decreased $460.8 million, or 55.3%, in the first 39 weeks of fiscal 2021, as compared to the third quarter and first 39 weeks of fiscal 2020, respectively, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I.

Adjusted net earnings, excluding Certain Items, decreased 50.5% and 68.3% in the third quarter and first 39 weeks of fiscal 2021, respectively, primarily due to a significant decrease in sales volume, partially offset by a favorable tax expense compared to the prior year.

Earnings Per Share

Basic earnings per share in the third quarter of fiscal 2021 were $0.17, an $0.18 increase from the comparable prior year period loss of $0.01 per share. Diluted earnings per share in the third quarter of fiscal 2021 were $0.17, an $0.18 increase from the comparable prior year period loss of $0.01 per share. Adjusted diluted earnings per share, excluding Certain Items, in the third quarter of fiscal 2021 were $0.22, a 51.1% decrease from the comparable prior year period amount of $0.45 per share. These results were primarily attributable to the factors discussed above related to net earnings in the third quarter of fiscal 2021.

Basic earnings per share in the first 39 weeks of fiscal 2021 were $0.73, a 55.2% decrease from the comparable prior year period amount of $1.63 per share. Diluted earnings per share in the first 39 weeks of fiscal 2021 were $0.73, a 54.9% decrease from the comparable prior year period amount of $1.62 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 39 weeks of fiscal 2021 were $0.73, a 68.1% decrease from the comparable prior year period amount of $2.29 per share. These results were primarily attributable to the factors discussed above related to net earnings in the first 39 weeks of fiscal 2021.

Non-GAAP Reconciliations

Sysco’s results of operations for fiscal 2021 and fiscal 2020 were impacted by restructuring and transformational project costs consisting of: (1) restructuring charges; (2) expenses associated with our various transformation initiatives; and (3) facility closure and severance charges. Sysco’s results for fiscal 2021 and fiscal 2020 were also impacted by intangible amortization expense related to the fiscal 2017 acquisition of Cucina Lux Investments Limited (the Brakes Acquisition). Additionally, our results for fiscal 2021 were impacted by loss on the sale of businesses.

Fiscal 2021 results of operations were also positively impacted by the reduction of bad debt expense previously recognized in fiscal 2020 due to the unexpected impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Fiscal 2020 results of operations were also negatively impacted by costs arising from the COVID-19 pandemic, the most significant of which were (1) excess bad debt expense, as we experienced an increase in past due receivables and recognized additional bad debt charges, and (2) goodwill impairment charges. Many of Sysco’s customers, including those in the restaurant, hospitality and education segments, are operating at a substantially reduced volume due to governmental requirements for closures or other social-distancing measures and a portion of Sysco’s customers have been closed. Some of these customers ceased paying their outstanding receivables, creating uncertainty as to their collectability. We experienced an increase in past due receivables and recognized additional bad debt charges in the third and fourth quarters of fiscal 2020; however, collections have improved in fiscal 2021, partially from restaurant reopenings, volumes improvements and Sysco’s improved credit processes. We have estimated uncollectible amounts based on the current collection experience and by applying write-off percentages based on historical loss experience, including loss experience during times of local and regional disasters, current conditions and collection rates, and expectations regarding future losses. The COVID-19 pandemic is more widespread and longer in duration than historical disasters impacting our business, and it is possible that actual uncollectible amounts will differ and additional charges may be required; however, if collections continue to improve, it is also possible that additional reductions in our bad debt reserve could occur. While Sysco traditionally incurs bad debt expense, the magnitude of such expenses and benefits, that we have experienced is not indicative of our normal operations. Our adjusted results have not been normalized in a manner that would exclude the full impact of the COVID-19 pandemic on our business. As such, Sysco has not adjusted its results for lost sales, inventory write-offs or other costs associated with the COVID-19 pandemic not previously stated.

The results of our foreign operations can be impacted due to changes in exchange rates applicable in converting local currencies to U.S. dollars. We measure our total Sysco and our International Foodservice Operations results on a constant currency basis. Constant currency operating results are calculated by translating current-period local currency operating results with the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. The constant currency impact on our adjusted total Sysco and our adjusted International Foodservice Operations results are disclosed when the impact exceeds a defined threshold of greater than 1% on the growth metric. If the amount does not exceed this threshold, a disclosure will be made that the impact of the currency change was not significant.

Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items and presenting its International Foodservice Operations results on a constant currency basis, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

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

	13-Week Period Ended Mar. 27, 2021	13-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
	(Dollars in thousands, except for per share data)
Operating expenses (GAAP)	$1,886,751	$2,503,966	$(617,215)	(24.6)%
Impact of restructuring and transformational project costs (1)	(34,953)	(77,195)	42,242	(54.7)
Impact of acquisition-related intangible amortization (2)	(18,834)	(17,321)	(1,513)	8.7
Impact of bad debt reserve adjustments (3)	33,473	(153,499)	186,972	(121.8)
Impact of goodwill impairment	—	(68,725)	68,725	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	1,866,437	2,187,226	(320,789)	(14.7)
Impact of currency fluctuations (4)	(29,659)	—	(29,659)	(1.3)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,836,778	$2,187,226	$(350,448)	(16.0)%

Operating income (GAAP)	$235,917	$60,274	$175,643	291.4%
Impact of restructuring and transformational project costs (1)	34,953	77,195	(42,242)	(54.7)
Impact of acquisition-related intangible amortization (2)	18,834	17,321	1,513	8.7
Impact of bad debt reserve adjustments (3)	(33,473)	153,499	(186,972)	(121.8)
Impact of goodwill impairment	—	68,725	(68,725)	NM
Operating income adjusted for Certain Items (Non-GAAP)	256,231	377,014	(120,783)	(32.0)
Impact of currency fluctuations (4)	8,029	—	8,029	(2.1)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$264,260	$377,014	$(112,754)	(29.9)%

Other (income) expense (GAAP)	$(12,708)	$5,200	$(17,908)	NM
Impact of loss on sale of businesses	(10,790)	—	(10,790)	NM
Other (income) expense (Non-GAAP)	$(23,498)	$5,200	$(28,698)	NM

Net earnings (loss) (GAAP)	$88,927	$(3,297)	$92,224	NM
Impact of restructuring and transformational project costs (1)	34,953	77,195	(42,242)	(54.7)%
Impact of acquisition-related intangible amortization (2)	18,834	17,321	1,513	8.7
Impact of bad debt reserve adjustments (3)	(33,473)	153,499	(186,972)	(121.8)
Impact of goodwill impairment	—	68,725	(68,725)	NM
Impact of loss on sale of businesses	10,790	—	10,790	NM
Tax impact of restructuring and transformational project costs (5)	(10,300)	(28,461)	18,161	(63.8)
Tax impact of acquisition-related intangible amortization (5)	(5,573)	(6,777)	1,204	(17.8)
Tax impact of bad debt reserve adjustments (5)	10,354	(46,410)	56,764	(122.3)
Tax impact of loss on sale of businesses	301	—	301	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$114,813	$231,795	$(116,982)	(50.5)%

Diluted earnings (loss) per share (GAAP)	$0.17	$(0.01)	$0.18	NM
Impact of restructuring and transformational project costs (1)	0.07	0.15	(0.08)	(53.3)%
Impact of acquisition-related intangible amortization (2)	0.04	0.03	0.01	33.3
Impact of bad debt reserve adjustments (3)	(0.07)	0.30	(0.37)	(123.3)
Impact of goodwill impairment	—	0.13	(0.13)	NM
Impact of loss on sale of businesses	0.02	—	0.02	NM
Tax impact of restructuring and transformational project costs (5)	(0.02)	(0.06)	0.04	(66.7)
Tax impact of acquisition-related intangible amortization (5)	(0.01)	(0.01)	—	0.0
Tax impact of bad debt reserve adjustments (5)	0.02	(0.09)	0.11	(122.2)
Diluted EPS adjusted for Certain Items (Non-GAAP) (6)	$0.22	$0.45	$(0.23)	(51.1)%

(1)
Fiscal 2021 includes $21 million related to restructuring charges and $14 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2020 includes $48 million related to restructuring, facility closure and severance charges and $30 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(2)	Represents intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice.
(3)	Fiscal 2021 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020. Fiscal 2020 represents excess bad debt charges recognized on the increase in past due receivables arising from the COVID-19 pandemic.
(4)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(5)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(6)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 27, 2021	39-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
	(Dollars in thousands, except for share and per share data)
Operating expenses (GAAP)	$5,573,413	$7,054,924	$(1,481,511)	(21.0)%
Impact of restructuring and transformational project costs (1)	(95,078)	(191,022)	95,944	(50.2)
Impact of acquisition-related intangible amortization (2)	(54,714)	(51,543)	(3,171)	6.2
Impact of bad debt reserve adjustments (3)	162,372	(153,499)	315,871	(205.8)
Impact of goodwill impairment	—	(68,725)	68,725	NM
Operating expenses adjusted for Certain Items (Non-GAAP)*	$5,585,993	$6,590,135	$(1,004,142)	(15.2)%

Operating income (GAAP)	$867,558	$1,281,085	$(413,527)	(32.3)%
Impact of restructuring and transformational project costs (1)	95,078	191,022	(95,944)	(50.2)
Impact of acquisition-related intangible amortization (2)	54,714	51,543	3,171	6.2
Impact of bad debt reserve adjustments (3)	(162,372)	153,499	(315,871)	(205.8)
Impact of goodwill impairment	—	68,725	(68,725)	NM
Operating income adjusted for Certain Items (Non-GAAP)*	$854,978	$1,745,874	$(890,896)	(51.0)%

Other (income) expense (GAAP)	$(14,140)	$7,505	$(21,645)	(288.4)%
Impact of loss on sale of businesses	(22,834)	—	(22,834)	NM
Other (income) expense (Non-GAAP)	$(36,974)	$7,505	$(44,479)	NM

Net earnings (GAAP)	$373,116	$833,894	$(460,778)	(55.3)%
Impact of restructuring and transformational project costs (1)	95,078	191,022	(95,944)	(50.2)
Impact of acquisition-related intangible amortization (2)	54,714	51,543	3,171	6.2
Impact of bad debt reserve adjustments (3)	(162,372)	153,499	(315,871)	(205.8)
Impact of goodwill impairment	—	68,725	(68,725)	NM
Impact of loss on sale of businesses	22,834	—	22,834	NM
Tax impact of restructuring and transformational project costs (4)	(26,886)	(57,756)	30,870	(53.4)
Tax impact of acquisition-related intangible amortization (4)	(15,471)	(15,584)	113	(0.7)
Tax impact of bad debt reserve adjustments (4)	45,913	(46,410)	92,323	(198.9)
Tax impact of loss on sale of businesses	(7,251)	—	(7,251)	NM
Impact of foreign tax rate change	(5,548)	924	(6,472)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$374,127	$1,179,857	$(805,730)	(68.3)%

Diluted earnings per share (GAAP)	$0.73	$1.62	$(0.89)	(54.9)%
Impact of restructuring and transformational project costs (1)	0.19	0.37	(0.18)	(48.6)
Impact of acquisition-related intangible amortization (2)	0.11	0.10	0.01	10.0
Impact of bad debt reserve adjustments (3)	(0.32)	0.30	(0.62)	(206.7)
Impact of goodwill impairment	—	0.13	(0.13)	NM
Impact of loss on sale of businesses	0.04	—	0.04	NM
Tax impact of restructuring and transformational project costs (4)	(0.05)	(0.11)	0.06	(54.5)
Tax impact of acquisition-related intangible amortization (4)	(0.03)	(0.03)	—	0.0
Tax impact of bad debt reserve adjustments (4)	0.09	(0.09)	0.18	(200.0)
Tax impact of loss on sale of businesses	(0.01)	—	(0.01)	NM
Tax impact of foreign tax rate change	(0.01)	—	(0.01)	NM
Diluted EPS adjusted for Certain Items (Non-GAAP) (5)	$0.73	$2.29	$(1.56)	(68.1)%

(1)
Fiscal 2021 includes $56 million related to restructuring, severance and facility closure charges, and $39 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2020 includes $100 million related to restructuring, severance, and facility closure charges and $91 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(2)	Represents intangible amortization expense from the Brakes Acquisition, which is included in the results of International Foodservice.
(3)
Fiscal 2021 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020. Fiscal 2020 represents excess bad debt charges recognized on the increase in past due receivables arising from the COVID-19 pandemic.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for applicable segments and corporate for the periods presented (dollars in thousands):

	13-Week Period Ended Mar. 27, 2021	13-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,089,335	$1,431,205	$(341,870)	(23.9)%
Impact of restructuring and transformational project costs (1)	(1,285)	(1,403)	118	(8.4)
Impact of bad debt reserve adjustments (2)	21,669	(107,230)	128,899	(120.2)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,109,719	$1,322,572	$(212,853)	(16.1)%

Operating income (GAAP)	$545,502	$464,173	$81,329	17.5%
Impact of restructuring and transformational project costs (1)	1,285	1,403	(118)	(8.4)
Impact of bad debt reserve adjustments (2)	(21,669)	107,230	(128,899)	(120.2)
Operating income adjusted for Certain Items (Non-GAAP)	$525,118	$572,806	$(47,688)	(8.3)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$1,723,126	$2,508,642	$(785,516)	(31.3)%
Impact of currency fluctuations (3)	(103,338)	—	(103,338)	4.1
Comparable sales using a constant currency basis (Non-GAAP)	$1,619,788	$2,508,642	$(888,854)	(35.4)%

Gross Profit (GAAP)	$325,200	$500,929	$(175,729)	(35.1)%
Impact of currency fluctuations (3)	(20,660)	—	(20,660)	4.1
Comparable gross profit using a constant currency basis (Non-GAAP)	$304,540	$500,929	$(196,389)	(39.2)%

Gross Margin (GAAP)	18.87%	19.97%		-110 bps
Impact of currency fluctuations (3)	0.07	—		7 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	18.80%	19.97%		-117 bps

Operating expenses (GAAP)	$446,687	$584,715	$(138,028)	(23.6)%
Impact of restructuring and transformational project costs (4)	(18,635)	(25,180)	6,545	(26.0)
Impact of acquisition-related intangible amortization (5)	(18,834)	(17,321)	(1,513)	8.7
Impact of bad debt reserve adjustments (2)	8,357	(46,269)	54,626	(118.1)
Operating expenses adjusted for Certain Items (Non-GAAP)	417,575	495,945	(78,370)	(15.8)
Impact of currency fluctuations (3)	(28,811)	—	(28,811)	5.8
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$388,764	$495,945	$(107,181)	(21.6)%

Operating loss (GAAP)	$(121,487)	$(83,786)	$(37,701)	(45.0)%
Impact of restructuring and transformational project costs (4)	18,635	25,180	(6,545)	(26.0)
Impact of acquisition-related intangible amortization (5)	18,834	17,321	1,513	8.7
Impact of bad debt reserve adjustments (2)	(8,357)	46,269	(54,626)	(118.1)
Operating (loss) income adjusted for Certain Items (Non-GAAP)	(92,375)	4,984	(97,359)	NM
Impact of currency fluctuations (3)	8,151	—	8,151	NM
Comparable operating (loss) income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$(84,224)	$4,984	$(89,208)	NM

SYGMA
Operating expenses (GAAP)	$120,541	$108,590	$11,951	11.0%
Impact of restructuring and transformational project costs (1)	—	(122)	122	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$120,541	$108,468	$12,073	11.1%

Operating income (GAAP)	$12,937	$10,301	$2,636	25.6%
Impact of restructuring and transformational project costs (1)	—	122	(122)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$12,937	$10,423	$2,514	24.1%

OTHER
Operating expenses (GAAP)	$32,027	$75,051	$(43,024)	(57.3)%
Impact of bad debt reserve adjustments (2)	3,447	—	3,447	NM
Impact of goodwill impairment	—	(11,660)	11,660	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$35,474	$63,391	$(27,917)	(44.0)%

Operating (loss) income (GAAP)	$5,884	$(19,051)	$24,935	130.9%
Impact of bad debt reserve adjustments (2)	(3,447)	—	(3,447)	NM
Impact of goodwill impairment	—	11,660	(11,660)	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$2,437	$(7,391)	$9,828	133.0%

CORPORATE
Operating expenses (GAAP)	$198,161	$304,405	$(106,244)	(34.9)%
Impact of restructuring and transformational project costs (6)	(15,033)	(50,490)	35,457	(70.2)
Impact of goodwill impairment	—	(57,065)	57,065	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$183,128	$196,850	$(13,722)	(7.0)%

Operating loss (GAAP)	$(206,919)	$(311,363)	$104,444	33.5%
Impact of restructuring and transformational project costs (6)	15,033	50,490	(35,457)	(70.2)
Impact of goodwill impairment	—	57,065	(57,065)	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(191,886)	$(203,808)	$11,922	5.8%

(1)	Includes charges related to restructuring and business transformation projects.
(2)	Fiscal 2021 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020. Fiscal 2020 represents excess bad debt charges recognized on the increase in past due receivables arising from the COVID-19 pandemic.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense from the Brakes Acquisition.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
NM represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 27, 2021	39-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$3,174,704	$4,126,576	$(951,872)	(23.1)%
Impact of restructuring and transformational project costs (1)	(4,010)	(9,208)	5,198	(56.5)
Impact of bad debt reserve adjustments (2)	123,225	(107,230)	230,455	(214.9)
Operating expenses adjusted for Certain Items (Non-GAAP)	$3,293,919	$4,010,138	$(716,219)	(17.9)%

Operating income (GAAP)	$1,619,162	$1,962,595	$(343,433)	(17.5)%
Impact of restructuring and transformational project costs (1)	4,010	9,208	(5,198)	(56.5)
Impact of bad debt reserve adjustments (2)	(123,225)	107,230	(230,455)	(214.9)
Operating income adjusted for Certain Items (Non-GAAP)	$1,499,947	$2,079,033	$(579,086)	(27.9)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$5,854,608	$8,311,081	$(2,456,473)	(29.6)%
Impact of currency fluctuations (3)	(197,380)	—	(197,380)	2.4
Comparable sales using a constant currency basis (Non-GAAP)	$5,657,228	$8,311,081	$(2,653,853)	(31.9)%

Gross Profit (GAAP)	$1,149,438	$1,692,153	$(542,715)	(32.1)%
Impact of currency fluctuations (3)	(43,631)	—	(43,631)	2.6
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,105,807	$1,692,153	$(586,346)	(34.7)%

Gross Margin (GAAP)	19.63%	20.36%		-73 bps
Impact of currency fluctuations (3)	0.09	—		9 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.55%	20.36%		-81 bps

Operating expenses (GAAP)	$1,351,411	$1,686,258	$(334,847)	(19.9)%
Impact of restructuring and transformational project costs (4)	(52,033)	(74,302)	22,269	(30.0)
Impact of acquisition-related intangible amortization (5)	(54,714)	(51,543)	(3,171)	6.2
Impact of bad debt reserve adjustments (2)	33,583	(46,269)	79,852	(172.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	1,278,247	1,514,144	(235,897)	(15.6)
Impact of currency fluctuations (3)	(56,263)	—	(56,263)	3.7
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,221,984	$1,514,144	$(292,160)	(19.3)%

Operating (loss) income (GAAP)	$(201,973)	$5,895	$(207,868)	NM
Impact of restructuring and transformational project costs (4)	52,033	74,302	(22,269)	(30.0)%
Impact of acquisition-related intangible amortization (5)	54,714	51,543	3,171	6.2
Impact of bad debt reserve adjustments (2)	(33,583)	46,269	(79,852)	(172.6)
Operating (loss) income adjusted for Certain Items (Non-GAAP)	(128,809)	178,009	(306,818)	(172.4)
Impact of currency fluctuations (3)	12,632	—	12,632	(7.1)
Comparable operating (loss) income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$(116,177)	$178,009	$(294,186)	(165.3)%

SYGMA

Operating expenses (GAAP)	$358,361	$341,316	$17,045	5.0%
Impact of restructuring and transformational project costs (1)	(7)	(3,662)	3,655	(99.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	$358,354	$337,654	$20,700	6.1%

Operating income (GAAP)	$35,957	$27,732	$8,225	29.7%
Impact of restructuring and transformational project costs (1)	7	3,662	(3,655)	(99.8)
Operating income adjusted for Certain Items (Non-GAAP)	$35,964	$31,394	$4,570	14.6%

OTHER
Operating expenses (GAAP)	$109,247	$193,762	$(84,515)	(43.6)%
Impact of bad debt reserve adjustments (2)	5,564	—	5,564	NM
Impact of goodwill impairment	—	(11,660)	11,660	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$114,811	$182,102	$(67,291)	(37.0)%

Operating income (GAAP)	$4,861	$486	$4,375	NM
Impact of bad debt reserve adjustments (2)	(5,564)	—	(5,564)	NM
Impact of goodwill impairment	—	11,660	(11,660)	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(703)	$12,146	$(12,849)	(105.8)%

CORPORATE
Gross Profit	$(10,759)	$(8,611)	$(2,148)	(24.9)%

Operating expenses (GAAP)	$579,690	$707,012	$(127,322)	(18.0)
Impact of restructuring and transformational project costs (6)	(39,028)	(103,850)	64,822	(62.4)
Impact of goodwill impairment	—	(57,065)	57,065	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$540,662	$546,097	$(5,435)	(1.0)%

Operating loss (GAAP)	$(590,449)	$(715,623)	$125,174	17.5%
Impact of restructuring and transformational project costs (6)	39,028	103,850	(64,822)	(62.4)
Impact of goodwill impairment	—	57,065	(57,065)	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(551,421)	$(554,708)	$3,287	0.6%

(1)	Includes charges related to restructuring and business transformation projects.
(2)	Fiscal 2021 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020. Fiscal 2020 represents excess bad debt charges recognized on the increase in past due receivables arising from the COVID-19 pandemic.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense from the Brakes Acquisition.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
NM represents that the percentage change is not meaningful.

Adjusted EBITDA

EBITDA and adjusted EBITDA should not be used as a substitute for the most comparable GAAP measure in assessing Sysco’s overall financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See “Key Performance Indicators” for further discussion regarding this non-GAAP financial measure. Set forth below is a reconciliation of actual net earnings (loss) to EBITDA and to adjusted EBITDA results for the periods presented (dollars in thousands):

	13-Week Period Ended Mar. 27, 2021	13-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
Net earnings (loss) (GAAP)	$88,927	$(3,297)	$92,224	NM
Interest (GAAP)	145,773	83,854	61,919	73.8%
Income taxes (GAAP)	13,925	(25,483)	39,408	(154.6)
Depreciation and amortization (GAAP)	177,139	186,172	(9,033)	(4.9)
EBITDA (Non-GAAP)	$425,764	$241,246	$184,518	76.5%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	34,301	74,656	(40,355)	(54.1)
Impact of bad debt reserve adjustments (2)	(33,473)	153,499	(186,972)	(121.8)
Impact of goodwill impairment	—	68,725	(68,725)	NM
Impact of loss on sale of businesses	10,790	—	10,790	NM
EBITDA adjusted for Certain Items (Non-GAAP)	$437,382	$538,126	$(100,744)	(18.7)%

(1)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(2)	Fiscal 2021 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020. Fiscal 2020 represents excess bad debt charges recognized on the increase in past due receivables arising from the COVID-19 pandemic.

	39-Week Period Ended Mar. 27, 2021	39-Week Period Ended Mar. 28, 2020	Change in Dollars	% Change
Net earnings (GAAP)	$373,116	$833,894	$(460,778)	(55.3)%
Interest (GAAP)	438,988	243,951	195,037	79.9
Income taxes (GAAP)	69,594	195,735	(126,141)	(64.4)
Depreciation and amortization (GAAP)	542,471	558,588	(16,117)	(2.9)
EBITDA (Non-GAAP)	$1,424,169	$1,832,168	$(407,999)	(22.3)%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	89,253	174,066	(84,813)	(48.7)
Impact of bad debt reserve adjustments (2)	(162,372)	153,499	(315,871)	(205.8)
Impact of goodwill impairment	—	68,725	(68,725)	NM
Impact of loss on sale of businesses	22,834	—	22,834	NM
EBITDA adjusted for Certain Items (Non-GAAP)	$1,373,884	$2,228,458	$(854,574)	(38.3)%

(1)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(2)	Fiscal 2021 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020. Fiscal 2020 represents excess bad debt charges recognized on the increase in past due receivables arising from the COVID-19 pandemic.

	13-Week Period Ended			39-Week Period Ended
	Sep. 26, 2020	Dec. 26, 2020	Mar. 27, 2021	Mar. 27, 2021
Net earnings (GAAP)	$216,900	$67,289	$88,927	$373,116
Interest (GAAP)	146,717	146,498	145,773	438,988
Income taxes (GAAP)	41,838	13,831	13,925	69,594
Depreciation and amortization (GAAP)	180,521	184,811	177,139	542,471
EBITDA (Non-GAAP)	$585,976	$412,429	$425,764	$1,424,169
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	25,278	29,674	34,301	89,253
Impact of bad debt reserve adjustments (2)	(98,628)	(30,271)	(33,473)	(162,372)
Impact of loss on sale of businesses	12,044	—	10,790	22,834
EBITDA adjusted for certain items (Non-GAAP)	$524,670	$411,832	$437,382	$1,373,884

(1)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(2)	Fiscal 2021 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.

	13-Week Period Ended				52-Week Period Ended
	Sep. 28, 2019	Dec. 28, 2019	Mar. 28, 2020	June 27, 2020	June 27, 2020
Net earnings (loss) (GAAP)	$453,781	$383,410	$(3,297)	$(618,419)	$215,475
Interest (GAAP)	83,335	76,762	83,854	164,269	408,220
Income taxes (GAAP)	128,090	93,128	(25,483)	(117,826)	77,909
Depreciation and amortization (GAAP)	187,405	185,011	186,172	247,177	805,765
EBITDA (Non-GAAP)	$852,611	$738,311	$241,246	$(324,799)	$1,507,369
Certain Item adjustments :
Impact of restructuring and transformational project costs (1)	45,546	53,864	74,656	116,218	290,284
Impact of bad debt reserve adjustments (2)	—	—	153,499	169,903	323,402
Impact of goodwill impairment	—	—	68,725	134,481	203,206
Impact of loss on assets held for sale	—	—	—	46,968	46,968
EBITDA adjusted for certain items (Non-GAAP)	$898,157	$792,175	$538,126	$142,771	$2,371,229

(1)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(2)	Fiscal 2020 represents excess bad debt charges recognized on the increase in past due receivables arising from the COVID-19 pandemic.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from the first 39 weeks of fiscal 2021 to the first 39 weeks of fiscal 2020:

•Cash flows from operations were $1.5 billion in fiscal 2021, compared to $1.1 billion in fiscal 2020;
•Net capital expenditures totaled $231.9 million in fiscal 2021, compared to $590.6 million in fiscal 2020;
•Free cash flow was $1.2 billion in fiscal 2021, compared to free cash flow of $487.8 million in fiscal 2020 (see below under the heading “Free Cash Flow” for an explanation of this non-GAAP financial measure);
•There were $411.2 million of bank and commercial paper repayments, net, including $417.3 million of commercial paper repayments and $6.1 million of net bank borrowings in fiscal 2021, compared to $20.9 million of commercial paper issuances and net bank borrowings in fiscal 2020;
•Dividends paid were $689.3 million in fiscal 2021, compared to $628.1 million in fiscal 2020; and
•There were no stock repurchases in fiscal 2021. Cash paid for stock repurchases was $844.7 million in fiscal 2020.

We redeemed senior notes in the amount of $750.0 million in fiscal 2021 using cash on hand.

In response to the COVID-19 pandemic and its impact on our working capital, as well as the uncertainty regarding our ability to generate cash flow in the near term, we took steps to increase our liquidity in the second half of fiscal 2020 including the issuance of senior notes, borrowings under our long-term revolving credit facility and borrowings under our U.K. commercial paper program. In the fourth quarter of fiscal 2020, we entered into an amendment to our long-term revolving credit facility, which requires us to suspend share repurchases and dividend increases through fiscal 2021. In March 2021, we continued to reduce our debt levels, and have paid down $1.1 billion of debt, including $700 million of borrowings against our long-term revolving credit facility and £300.0 million of borrowings against our U.K. commercial paper program. As of March 27, 2021, there were no borrowings outstanding under our long-term revolving credit facility and £300.0 million in aggregate principal amount of notes outstanding under the U.K. commercial paper program. In April 2021, we repaid £200 million under this commercial paper program, and the remaining £100.0 million of notes under the program will mature on May 7, 2021. As of April 24, 2021, the company had approximately $7.2 billion in cash and available liquidity.

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

As of March 27, 2021, we had $4.9 billion in cash and cash equivalents, approximately 12% of which was held by our international subsidiaries and generated from our earnings from international operations. If the cash and cash equivalents attributable to our earnings were to be transferred among countries or repatriated to the U.S., such amounts may become subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will be transferred to the U.S.

Our wholly owned captive insurance subsidiary (the Captive), must maintain a sufficient level of liquidity to fund future reserve payments. As of March 27, 2021, the Captive held $126.0 million of fixed income marketable securities and $29.3 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $44.7 million in marketable securities in the first 39 weeks of fiscal 2021 and received $30.8 million in proceeds from the sale of marketable securities in that period.

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

Cash Flows

Operating Activities

We generated $1.5 billion in cash flows from operations in the first 39 weeks of fiscal 2021, compared to cash flows of $1.1 billion in the first 39 weeks of fiscal 2020. These amounts include year-over-year favorable comparisons on working capital and accrued income taxes, partially offset by lower operating results.

Changes in working capital had a positive impact of $1.1 billion on cash flow from operations period-over-period. There were favorable comparisons on accounts payable and inventories, partially offset by an unfavorable comparison on accounts receivable. Accounts payable has increased, as we continue our business recovery efforts and investments in inventory. In the third quarter of fiscal 2021, we have invested heavily in inventory, and we ended the quarter with inventory on-hand and inventory on-order in a combined amount that exceeds our pre-COVID-19 levels. This positions us to be able to ship product on time and in full during the upcoming period of volume recovery. The unfavorable comparison in cash flows from accounts receivables is primarily due to our customers beginning to purchase more in the third quarter of fiscal 2021, coupled with significantly lower sales in the latter half of March 2020 resulting from the COVID-19 pandemic. In the first 39 weeks of fiscal 2021, we recorded a net credit to the provision for losses on receivables totaling $137.7 million, which reflects a benefit on the reduction of our allowance for pre-pandemic receivable balances, as we have made excellent progress on obtaining timely payments from our customers. We continue to work with our customers to collect past due balances, including through the use of payment plans. We have also discontinued charging interest on past due balances.

Income taxes positively impacted cash flow from operations, as third quarter federal estimated payments were deferred until the fourth quarter of fiscal 2021 as a result of a February winter storm and a $50 million federal income tax refund from fiscal 2019 received in the third quarter of fiscal 2021. Tax payments in the first 39 weeks of fiscal 2021 were lower than in the first 39 weeks of fiscal 2020 due to relief provided in connection with the impact of the winter storm in the current year and the federal refund received.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2021 primarily consisted of technology equipment, warehouse equipment, and buildings and building improvements. Our capital expenditures in the first 39 weeks of fiscal 2021 were lower by $352.7 million, as compared to the first 39 weeks of fiscal 2020, primarily because we eliminated capital projects not urgently needed for our business and targeted investments in order to preserve our liquidity in response to the COVID-19 crisis.

During the first 39 weeks of fiscal 2020, we paid $142.8 million, net of cash acquired, for acquisitions.

Free Cash Flow

Our free cash flow for the first 39 weeks of fiscal 2021 increased by $760.1 million, to $1.2 billion, as compared to the first 39 weeks of fiscal 2020, principally as a result of an increase in cash flows from operations and year-over-year decreased capital expenditures.

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

	39-Week Period Ended Mar. 27, 2021	39-Week Period Ended Mar. 28, 2020
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,479,784	$1,078,469
Additions to plant and equipment	(251,167)	(603,865)
Proceeds from sales of plant and equipment	19,308	13,245
Free Cash Flow (Non-GAAP)	$1,247,925	$487,849

We expect that the fourth quarter of fiscal 2021 will require a significant investment in working capital, as we continue to invest in inventory and as the payables that provided us with benefit in the third quarter of fiscal 2021 come due in the fourth quarter. As a result, we expect cash flows from operating activities and free cash flow for the fourth quarter of fiscal 2021 to be approximately flat.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $112.2 million in the first 39 weeks of fiscal 2021, as compared to $186.5 million in the first 39 weeks of fiscal 2020. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have routinely engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In August 2019, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. During March 2020, however, we discontinued share repurchases under this program, and pursuant to the amendment to our long-term revolving credit facility, we do not anticipate making any repurchases for the remainder of fiscal 2021. As of March 27, 2021, we had a remaining authorization of approximately $2.1 billion.

Dividends paid in the first 39 weeks of fiscal 2021 were $689.3 million, or $1.35 per share, as compared to $628.1 million, or $1.23 per share, in the first 39 weeks of fiscal 2020. In February 2021, we declared our regular quarterly dividend for the third quarter of fiscal 2021 of $0.45 per share, which was paid in April 2021.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 7, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at March 27, 2021, and repayment activity since the close of the third quarter of fiscal 2021, are disclosed within that note. Updated amounts through April 16, 2021, include:

•£200.0 million outstanding under our U.K. commercial paper program;
•No outstanding borrowings under our U.S. commercial paper program; and
•No outstanding borrowings under the credit facility supporting our commercial paper program.

During the first 39 weeks of fiscal 2021 and fiscal 2020, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.99% and 2.01%, respectively.

In the 12 months subsequent to March 27, 2021, our remaining £300.0 million under the U.K. commercial paper program and $500.0 million of long-term debt will mature. We expect to fund these repayments with a combination of cash flow from operations and cash on hand.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. For example, a significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of April 24, 2021, the company had approximately $7.2 billion in cash and available liquidity.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $2.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of March 27, 2021, Sysco had a total of $11.8 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Mar. 27, 2021	Jun. 27, 2020
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$95,909	$133,195
Current assets	8,014,301	8,644,084
Total current assets	$8,110,210	$8,777,279
Notes receivable from non-obligor subsidiaries	$83,237	$671,500
Other noncurrent assets	3,829,511	4,036,312
Total noncurrent assets	$3,912,748	$4,707,812

LIABILITIES
Payables due to non-obligor subsidiaries	$60,157	$48,923
Other current liabilities	2,092,572	2,200,422
Total current liabilities	$2,152,729	$2,249,345
Notes payable to non-obligor subsidiaries	$174,721	$233,158
Long-term debt	11,294,864	12,478,453
Other noncurrent liabilities	1,293,973	1,356,781
Total noncurrent liabilities	$12,763,558	$14,068,392

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	39-Week Period Ended Mar. 27, 2021
(In thousands)
Sales	$22,330,517
Gross profit	4,235,396
Operating income	1,138,838
Interest expense from non-obligor subsidiaries	41,594
Net earnings	603,804

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

•the expected extent and duration of lockdowns in Europe, Canada and Latin America during fiscal 2021 and fiscal 2022, and their effect on our fourth quarter of fiscal 2021 results for our International Foodservice Operations segment;
•our expectations regarding continued cost-saving opportunities to help fuel our future growth agenda;
•our expectations regarding our business and the economic recovery generally as the COVID-19 pandemic subsides, including beliefs regarding future customer activity and the timing of the recovery;
•our belief that consumers are ready to eat at restaurants once restrictions are reduced;
•our expectations regarding the impact of the COVID-19 pandemic on our mix of earnings by jurisdiction;
•our expectations regarding the recovery of our travel, hospitality and Food Service Management sector;
•our expectations that we will have hired over 6,000 new associates by the end of fiscal 2021, and the expected impact on operating expenses in the short term;
•our expectations regarding the impact of a substantial new customer contract signed by our Guest Worldwide business;
•our expectations regarding our results for the fourth quarter of fiscal 2021;
•the possibility that actual uncollectible amounts will differ from historical results;
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
•our expectations that the fourth quarter of fiscal 2021 will require a significant investment in working capital;
•our expectations regarding cash flows from operating activities and free cash flow for the fourth quarter of fiscal 2021;
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

Interest Rate Risk

At March 27, 2021, there were no commercial paper issuances outstanding under our U.S. commercial paper program, and we had £300.0 million outstanding under our U.K. commercial paper program. Total debt as of March 27, 2021 was $12.7 billion, of which approximately 87% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first 39 weeks of fiscal 2021 and fiscal 2020.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of March 27, 2021, we had diesel fuel swaps with a total notional amount of approximately 34 million gallons through March 2022. These swaps are expected to lock in the price of approximately 50% of our projected fuel purchase needs for fiscal 2021. Additional swaps have been entered into for hedging activity in fiscal 2022. As of March 27, 2021, we had diesel fuel swaps with a total notional amount of approximately 23 million gallons specific to fiscal 2022. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 27, 2021, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 27, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions and the potential for inventory spoilage, labor shortages, logistics constraints, customer demand for our products and industry demand generally, difficulties in collecting our accounts receivables and corresponding increases in our bad debt exposure, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. A prolonged or deeper economic downturn that adversely affects our business, financial condition or results of operations could affect our ability to access the credit markets for additional liquidity. A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. As a result, we may be unable to continue to comply with the debt covenants that are specific to our revolving credit facility, which could result in an event of default. We may see an increase in bankruptcies of customers, which could contribute to an increase in bad debt expense recorded in fiscal 2021. In the first 39 weeks of fiscal 2021, Sysco recognized a net $137.7 million benefit on its provision for losses on receivables. In the third and fourth quarters of fiscal 2020, the company experienced an increase in past due receivables and recognized additional bad debt charges on its trade receivables that were outstanding at the time the pandemic caused closures among our customers in mid-March 2020. These receivables were all created in fiscal 2020 and are referred to as pre-pandemic receivables. In the first 39 weeks of fiscal 2021, collections of the company’s pre-pandemic receivables have improved, and its reserve for doubtful accounts has been reduced accordingly, resulting in a $162.4 million benefit. Additional reserves of $24.7 million were recorded in the first 39 weeks of fiscal 2021 for receivables relating to periods beginning after the onset of the COVID-19 pandemic.

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

The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the outbreak and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted with certainty at this time. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our business, such as costs associated with enhanced health, safety and hygiene requirements in one or more regions in attempts to counteract future outbreaks or the possibility that venues where foodservice products are served are slow to reopen and/or experience reduced customer traffic after reopening.

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

The completion of Brexit could also adversely affect the value of our euro- and pound-denominated assets and obligations. Exchange rates related to the British pound sterling have been more volatile since the U.K. announced it would exit the EU and such volatility may continue in the future. Future fluctuations in the exchange rate between the British pound sterling and the local currencies of our suppliers may have the effect of increasing our cost of goods sold in the U.K., which increases we may not be able to pass on to our customers. Uncertainty surrounding Brexit has contributed to recent fluctuations in the U.K. economy and could result in future disruptions in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. In addition, Brexit could cause financial and capital markets within and outside the U.K. or the EU to constrict, thereby negatively impacting our ability to finance our business, and could cause a substantial dip in consumer confidence and spending that could negatively impact the foodservice distribution industry. Any one of these impacts could have an adverse effect on our results of operations and financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

As we made no share repurchases during the third quarter of fiscal 2021, the following table represents shares tendered during the period:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 27 - January 23	1,673	$72.77	121,744	—
Month #2
January 24 - February 20	—	—	—	—
Month #3
February 21 - March 27	2,461	81.20	199,843	—
Totals	4,134	$77.79	321,587	—

(1)The total number of shares purchased includes 1,673, 0 and 2,461 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

We have routinely engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In August 2019, our Board of Directors approved a repurchase program to authorize the repurchase of the company’s common stock not to exceed $2.5 billion through the end of fiscal 2021. This repurchase program is intended to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. The share repurchase program was approved using a dollar value limit and, therefore, are not included in the table above for “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.” During March 2020, however, we discontinued share repurchases under this program, and pursuant to the amendment to our long-term revolving credit facility, we do not anticipate making any repurchases for the remainder of fiscal 2021. As of March 27, 2021, we had a remaining authorization of approximately $2.1 billion.

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

Sysco Corporation
(Registrant)

Date: May 4, 2021	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: May 4, 2021	By:	/s/ AARON E. ALT
Aaron E. Alt
Executive Vice President and
Chief Financial Officer

Date: May 4, 2021	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer