Form 10-Q
period 2021-10-02
SYSCO CORP
filed 2021-11-09
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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

512,656,343 shares of common stock were outstanding as of October 22, 2021.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Oct. 2, 2021	Jul. 3, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,067,873	$3,007,123
Accounts receivable, less allowances of $126,759 and $117,695	4,309,883	3,781,510
Inventories	4,054,844	3,695,219
Prepaid expenses and other current assets	255,588	240,956
Income tax receivable	—	8,759
Total current assets	10,688,188	10,733,567
Plant and equipment at cost, less accumulated depreciation	4,343,263	4,326,063
Other long-term assets
Goodwill	4,402,354	3,944,139
Intangibles, less amortization	927,966	746,073
Deferred income taxes	360,193	352,523
Operating lease right-of-use assets, net	750,675	709,163
Other assets	630,227	602,011
Total other long-term assets	7,071,415	6,353,909
Total assets	$22,102,866	$21,413,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$8,909	$8,782
Accounts payable	5,238,313	4,884,781
Accrued expenses	1,809,459	1,814,837
Accrued income taxes	83,141	22,644
Current operating lease liabilities	106,927	102,659
Current maturities of long-term debt	491,233	486,141
Total current liabilities	7,737,982	7,319,844
Long-term liabilities
Long-term debt	10,645,443	10,588,184
Deferred income taxes	171,653	147,066
Long-term operating lease liabilities	672,465	634,481
Other long-term liabilities	1,167,875	1,136,480
Total long-term liabilities	12,657,436	12,506,211
Noncontrolling interest	34,156	34,588
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,655,110	1,619,995
Retained earnings	10,288,291	10,151,706
Accumulated other comprehensive loss	(1,217,937)	(1,148,764)
Treasury stock at cost, 252,825,080 and 253,342,595 shares	(9,817,347)	(9,835,216)
Total shareholders’ equity	1,673,292	1,552,896
Total liabilities and shareholders’ equity	$22,102,866	$21,413,539
Note: The July 3, 2021 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended
	Oct. 2, 2021	Sep. 26, 2020
Sales	$16,456,546	$11,777,379
Cost of sales	13,484,838	9,557,534
Gross profit	2,971,708	2,219,845
Operating expenses	2,340,026	1,800,266
Operating income	631,682	419,579
Interest expense	128,214	146,717
Other (income) expense, net	(3,252)	14,124
Earnings before income taxes	506,720	258,738
Income taxes	128,707	41,838
Net earnings	$378,013	$216,900

Net earnings:
Basic earnings per share	$0.74	$0.43
Diluted earnings per share	0.73	0.42

Average shares outstanding	512,516,067	509,127,405
Diluted shares outstanding	515,782,928	510,738,760

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended
	Oct. 2, 2021	Sep. 26, 2020
Net earnings	$378,013	$216,900
Other comprehensive (loss) income:
Foreign currency translation adjustment	(87,194)	113,140
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155
Change in net investment hedges	10,165	(11,261)
Change in cash flow hedges	(429)	(12,967)
Amortization of prior service cost	74	137
Amortization of actuarial gain	6,367	7,765
Change in marketable securities	(311)	(474)
Total other comprehensive (loss) income	(69,173)	98,495
Comprehensive income	$308,840	$315,395

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 3, 2021	765,174,900	$765,175	$1,619,995	$10,151,706	$(1,148,764)	253,342,595	$(9,835,216)	$1,552,896
Net earnings				378,013				378,013
Foreign currency translation adjustment					(87,194)			(87,194)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(429)			(429)
Change in net investment hedges, net of tax					10,165			10,165
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					6,441			6,441
Change in marketable securities, net of tax					(311)			(311)
Dividends declared ($0.47 per common share)				(241,428)				(241,428)
Share-based compensation awards			35,115			(517,515)	17,869	52,984
Balance as of October 2, 2021	765,174,900	$765,175	$1,655,110	$10,288,291	$(1,217,937)	252,825,080	$(9,817,347)	$1,673,292

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 27, 2020	765,174,900	$765,175	$1,506,901	$10,563,008	$(1,710,881)	256,915,825	$(9,965,590)	$1,158,613
Net earnings				216,900				216,900
Foreign currency translation adjustment					113,140			113,140
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(12,967)			(12,967)
Change in net investment hedges, net of tax					(11,261)			(11,261)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					7,902			7,902
Change in marketable securities, net of tax					(474)			(474)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), net of tax				(2,068)				(2,068)
Dividends declared ($0.45 per common share)				(231,242)				(231,242)
Share-based compensation awards			27,380			(840,053)	31,933	59,313
Balance as of September 26, 2020	765,174,900	$765,175	$1,534,281	$10,546,598	$(1,612,386)	256,075,772	$(9,933,657)	$1,300,011

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	13-Week Period Ended
	Oct. 2, 2021	Sep. 26, 2020
Cash flows from operating activities:
Net earnings	$378,013	$216,900
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	29,313	25,834
Depreciation and amortization	186,466	180,520
Operating lease asset amortization	28,221	27,379
Amortization of debt issuance and other debt-related costs	5,577	6,554
Deferred income taxes	(30,452)	(53,579)
Provision for losses on receivables	2,097	(77,790)
Loss on sale of business	—	12,043
Other non-cash items	(201)	(6,641)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(478,671)	(111,261)
Increase in inventories	(294,517)	(23,320)
(Increase) decrease in prepaid expenses and other current assets	(12,528)	5,577
Increase in accounts payable	329,523	577,013
(Decrease) increase in accrued expenses	(103,483)	56,042
Decrease in operating lease liabilities	(34,146)	(31,167)
Increase in accrued income taxes	69,256	98,712
(Increase) decrease in other assets	(9,345)	7,187
Increase in other long-term liabilities	45,689	20,911
Net cash provided by operating activities	110,812	930,914
Cash flows from investing activities:
Additions to plant and equipment	(85,019)	(75,539)
Proceeds from sales of plant and equipment	5,627	7,064
Acquisition of businesses, net of cash acquired	(714,010)	—
Purchase of marketable securities	(9,925)	(26,557)
Proceeds from sales of marketable securities	8,700	12,166
Other investing activities	6,022	—
Net cash used for investing activities	(788,605)	(82,866)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	—	3,110
Other debt borrowings	3	6,159
Other debt repayments	(10,051)	(762,858)
Proceeds from stock option exercises	17,881	31,933
Dividends paid	(240,561)	(228,714)
Other financing activities	(5,003)	(457)
Net cash used for financing activities	(237,731)	(950,827)
Effect of exchange rates on cash, cash equivalents and restricted cash	(9,355)	17,095
Net decrease in cash, cash equivalents and restricted cash	(924,879)	(85,684)
Cash, cash equivalents and restricted cash at beginning of period	3,037,100	6,095,570
Cash, cash equivalents and restricted cash at end of period	$2,112,221	$6,009,886
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$225,031	$104,879
Income taxes, net of refunds	76,712	6,851
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2021. Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Oct. 2, 2021	Sep. 26, 2020
	(In thousands)
Cash and cash equivalents	$2,067,873	$5,985,532
Restricted cash (1)	44,348	24,354
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$2,112,221	$6,009,886

(1)Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

2. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $4.0 billion and $3.5 billion as of October 2, 2021 and July 3, 2021, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of October 2, 2021, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Oct. 2, 2021
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,444,461	$417,171	$474,656	$—	$3,336,288
Canned and dry products	2,076,779	581,895	137,597	—	2,796,271
Frozen fruits, vegetables, bakery and other	1,501,293	518,255	273,148	—	2,292,696
Poultry	1,351,200	241,202	229,357	—	1,821,759
Dairy products	1,101,423	305,112	140,224	—	1,546,759
Fresh produce	986,998	218,963	66,563	—	1,272,524
Paper and disposables	911,350	119,740	188,243	15,499	1,234,832
Seafood	693,013	121,465	33,224	—	847,702
Beverage products	256,385	117,220	137,515	22,089	533,209
Other (1)	280,061	254,224	23,506	216,715	774,506
Total Sales	$11,602,963	$2,895,247	$1,704,033	$254,303	$16,456,546

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

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our former Sysco Labs business, and other janitorial products, medical supplies and smallwares.

3. ACQUISITIONS

During the first quarter of fiscal 2022, the company paid cash of $714.0 million for acquisitions. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of October 2, 2021, aggregate contingent consideration outstanding was $79.7 million, of which $78.1 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 measurement.

Greco and Sons

On August 12, 2021, Sysco consummated its acquisition of Greco and Sons (Greco), a leading independent Italian specialty distributor in the United States, operating out of 10 distribution centers and servicing 22 geographies nationwide. Greco imports and distributes a full line of food and non-food products and manufactures specialty meat products. The acquisition also includes Bellissimo Foods Company, which distributes a broad selection of Italian and Mediterranean ingredients, including a proprietary branded line of products that are sold exclusively through the Bellissimo Foods Company distribution network, serving independent pizza and Italian restaurants. The purpose of the acquisition is to strengthen Sysco’s business within the Italian foodservice sector.

The assets, liabilities and operating results of Greco are reflected in the company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision until Sysco receives final information and other analysis during the measurement period. These include items such as finalizing valuation of acquired tangible and intangible assets and related tax attributes.

The purchase price was allocated based on the company’s preliminary estimated fair value of the assets acquired and liabilities assumed, as follows:

Preliminary Purchase Price Allocation
(In millions)
Accounts receivable, net	$69
Inventories	79
Plant and equipment	24
Other assets	151
Goodwill and other intangibles (1)	717
Total assets	1,040
Accounts payable	(73)
Accrued expenses	(17)
Deferred tax liabilities	(35)
Other liabilities	(154)
Total consideration	$761

(1) The excess purchase price of $717.1 million was assigned to goodwill and intangibles, a portion of which is deductible for income tax purposes. Goodwill of $491.4 million has been assigned to the U.S. Foodservice Operations reportable segment. Intangible assets include customer relationships of $116.0 million with a weighted average life of 8 years and trade names of $109.7 million with a weighted average life of 15 years. Amortization expense is being recognized on a straight-line basis and for the first quarter of fiscal 2022 was $3.0 million.

The quarter ended October 2, 2021 includes the results of operations of Greco for the period from August 12, 2021 to October 2, 2021. The results were not material to the consolidated results of the company for the first quarter of fiscal 2022.

4.  FAIR VALUE MEASUREMENTS

Sysco’s policy is to invest in only high-quality investments. The fair value of the company’s cash deposits and money market funds included in cash equivalents are valued using inputs that are considered a Level 1 measurement. Other cash equivalents, such as time deposits and highly liquid instruments with original maturities of three months or less, are valued using inputs that are considered a Level 2 measurement. The fair value of the company’s marketable securities are all measured using inputs that are considered a Level 2 measurement, as they rely on quoted prices in markets that are not actively traded or observable inputs over the full term of the asset. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 5, “Marketable Securities.” The fair value of the company’s derivative instruments are all measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 6, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of October 2, 2021 and July 3, 2021:

	Assets Measured at Fair Value as of Oct. 2, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$1,610,164	$400,003	$—	$2,010,167
Other assets (1)	44,348	—	—	44,348
Total assets at fair value	$1,654,512	$400,003	$—	$2,054,515

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 3, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$2,805,961	$3	$—	$2,805,964
Other assets (1)	29,977	—	—	29,977
Total assets at fair value	$2,835,938	$3	$—	$2,835,941

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $13.3 billion, while the carrying value was $11.1 billion as of both October 2, 2021 and July 3, 2021.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first quarter of fiscal 2022. The following table presents the company’s available-for-sale marketable securities as of October 2, 2021 and July 3, 2021:

	Oct. 2, 2021
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$94,706	$2,311	$(509)	$96,508	$6,024	$90,484
Government bonds	30,283	3,402	(5)	33,680	—	33,680
Total marketable securities	$124,989	$5,713	$(514)	$130,188	$6,024	$124,164

	Jul. 3, 2021
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$92,547	$2,491	$(456)	$94,582	$11,570	$83,012
Government bonds	31,552	3,556	—	35,108	—	35,108
Total marketable securities	$124,099	$6,047	$(456)	$129,690	$11,570	$118,120

As of October 2, 2021, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Oct. 2, 2021
(In thousands)
Due in one year or less	$6,024
Due after one year through five years	81,779
Due after five years through ten years	42,385
Total	$130,188

There were no significant realized gains or losses in marketable securities in the first quarter of fiscal 2022.

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of October 2, 2021 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
June 2023	Euro	500
March 2025	U.S. Dollar	500

Hedging of foreign currency risk
Various (October 2021)	Swedish Krona	54
Various (October 2021 to June 2022)	British Pound Sterling	26
June 2023	Euro	500

Hedging of fuel risk
Various (October 2021 to June 2022)	Gallons	30

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of October 2, 2021 and July 3, 2021 are as follows:

		Derivative Fair Value
	Balance Sheet location	Oct. 2, 2021	Jul. 3, 2021
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other assets	$39,124	$43,217

Cash Flow Hedges:
Fuel swaps	Other current assets	$16,199	$16,732
Foreign currency forwards	Other current assets	70	42
Foreign currency forwards	Other current liabilities	69	46

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	Oct. 2, 2021	Sep. 26, 2020
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$128,214	$146,717
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(2,433)	$(9,998)
Derivatives designated as hedging instruments	(8,390)	3,457

The losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended
	Oct. 2, 2021	Sep. 26, 2020
	(In thousands)
Interest expense	$(6,526)	$(14,834)
Decrease in fair value of debt	(4,093)	(4,836)
Hedged items	$(2,433)	$(9,998)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended October 2, 2021 and September 26, 2020, presented on a pretax basis, are as follows:

	13-Week Period Ended Oct. 2, 2021
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(485)	Operating expense	$7,972
Foreign currency contracts	(78)	Cost of sales / Other income	—
Total	$(563)		$7,972

Derivatives in net investment hedging relationships:
Foreign denominated debt	$13,553	N/A	$—
Total	$13,553		$—

	13-Week Period Ended Sep. 26, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$2,891	Operating expense	$(8,652)
Foreign currency contracts	(19,732)	Cost of sales / Other income	(2,692)
Total	$(16,841)		$(11,344)

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(36,550)	N/A	$—
Total	$(36,550)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of October 2, 2021 are as follows:

	Oct. 2, 2021
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(1,065,690)	$(39,124)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of July 3, 2021 are as follows:

	Jul. 3, 2021
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(1,065,364)	$(43,217)

7. DEBT

The company has a $2.0 billion long-term revolving credit facility that expires on June 28, 2024, subject to extension. As of October 2, 2021, there were no borrowings outstanding under this facility. During the first quarter of fiscal 2022, Sysco amended its revolving credit facility to (a) eliminate the covenant that had restricted (i) increases to the company’s regular quarterly dividend and (ii) share repurchases, in each case, until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense, and (b) adjust the covenant requiring Sysco to maintain a certain ratio of consolidated EBITDA to consolidated interest expense.

Sysco has a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of October 2, 2021, there were no commercial paper issuances outstanding under this program. During the first 13 weeks of fiscal 2022, there were no borrowing activities under our commercial paper programs, long-term revolving credit facility or short-term bank notes.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Oct. 2, 2021	Sep. 26, 2020
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$378,013	$216,900
Denominator:
Weighted-average basic shares outstanding	512,516,067	509,127,405
Dilutive effect of share-based awards	3,266,861	1,611,355
Weighted-average diluted shares outstanding	515,782,928	510,738,760
Basic earnings per share	$0.74	$0.43
Diluted earnings per share	$0.73	$0.42

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,963,000 and 6,110,000 for the first quarter of fiscal 2022 and fiscal 2021, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $308.8 million and $315.4 million for the first quarter of fiscal 2022 and fiscal 2021, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Oct. 2, 2021
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$99	$25	$74
Amortization of actuarial loss, net	Other expense, net	8,486	2,119	6,367
Total reclassification adjustments		8,585	2,144	6,441
Foreign currency translation:
Foreign currency translation adjustment	N/A	(87,194)	—	(87,194)
Marketable securities:
Change in marketable securities (1)	N/A	(393)	(82)	(311)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	(563)	(134)	(429)
Change in net investment hedge	N/A	13,553	3,388	10,165
Total other comprehensive income before reclassification adjustments		12,990	3,254	9,736
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive loss		$(63,138)	$6,035	$(69,173)

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2022.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Sep. 26, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$183	$46	$137
Amortization of actuarial loss, net	Other expense, net	10,353	2,588	7,765
Total reclassification adjustments		10,536	2,634	7,902
Foreign currency translation:
Foreign currency translation adjustment	N/A	113,140	—	113,140
Marketable Securities:
Change in marketable securities (1)	N/A	(600)	(126)	(474)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge (3)	Operating expenses (2)	(16,841)	(3,874)	(12,967)
Change in net investment hedges	N/A	(20,399)	(9,138)	(11,261)
Total other comprehensive income before reclassification adjustments		(37,240)	(13,012)	(24,228)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income		$88,710	$(9,785)	$98,495

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2021.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(3) Change in cash flow hedges includes the termination of some cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Oct. 2, 2021
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 3, 2021	$(1,061,991)	$(40,092)	$(51,096)	$4,415	$(1,148,764)
Equity adjustment from foreign currency translation	—	(87,194)	—	—	(87,194)
Amortization of cash flow hedges	—	—	2,155	—	2,155
Change in net investment hedges	—	—	10,165	—	10,165
Change in cash flow hedge	—	—	(429)	—	(429)
Amortization of unrecognized prior service cost	74	—	—	—	74
Amortization of unrecognized net actuarial losses	6,367	—	—	—	6,367
Change in marketable securities	—	—	—	(311)	(311)
Balance as of Oct. 2, 2021	$(1,055,550)	$(127,286)	$(39,205)	$4,104	$(1,217,937)

	13-Week Period Ended Sep. 26, 2020
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2020	$(1,265,714)	$(402,384)	$(49,878)	$7,095	$(1,710,881)
Equity adjustment from foreign currency translation	—	113,140	—	—	113,140
Amortization of cash flow hedges	—	—	2,155	—	2,155
Change in net investment hedges	—	—	(11,261)	—	(11,261)
Change in cash flow hedge	—	—	(12,967)	—	(12,967)
Amortization of unrecognized prior service cost	137	—	—	—	137
Amortization of unrecognized net actuarial losses	7,765	—	—	—	7,765
Change in marketable securities	—	—	—	(474)	(474)
Balance as of Sep. 26, 2020	$(1,257,812)	$(289,244)	$(71,951)	$6,621	$(1,612,386)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first quarter of fiscal 2022, options to purchase 1,150,645 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first quarter of fiscal 2022 was $17.36.

In the first quarter of fiscal 2022, 412,598 performance share units (PSUs) were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first quarter of fiscal 2022 was $76.81. The PSUs will convert into shares of Sysco common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first quarter of fiscal 2022, 172,739 restricted stock units were granted to employees. The weighted average grant-date fair value per restricted stock unit granted during the first quarter of fiscal 2022 was $76.63.

Employee Stock Purchase Plan

Plan participants purchased 235,197 shares of common stock under the ESPP during the first quarter of fiscal 2022. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.78 during the first quarter of fiscal 2022. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $29.3 million and $25.8 million for the first quarter of fiscal 2022 and fiscal 2021, respectively.

As of October 2, 2021, there was $154.1 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.96 years.

11.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the first quarters of fiscal 2022 and 2021 were 25.40% and 16.17%, respectively. As compared to the company’s statutory tax rate, the higher effective tax rate for the first quarter of fiscal 2022 was impacted by the increase in our reserve for uncertain tax positions of $12.0 million, partially offset by (1) the favorable impact of corporate owned life insurance policies that total $1.9 million, and (2) the favorable impact of excess tax benefits of equity-based compensation that totaled $1.4 million. As compared to the company’s statutory tax rate, the lower effective tax rate for the first quarter of fiscal 2021 was impacted by (1) the $7.6 million tax benefit attributable to the sale of the stock of Cake Corporation, (2) the impact of changes in tax law in the United Kingdom (U.K.) of $5.5 million and, (3) the favorable impact of excess tax benefits of equity-based compensation that totaled $2.3 million.

Uncertain Tax Positions

As of October 2, 2021, the gross amount of unrecognized tax benefit and related accrued interest was $32.4 million and $3.8 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

•U.S. Foodservice Operations – primarily includes U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, specialty produce, specialty Italian, specialty imports and a wide variety of non-food products;
•International Foodservice Operations – includes operations in the Americas (primarily outside of the U.S. and Europe, which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consist of operations in the U.K., France, Ireland and Sweden;
•SYGMA – our U.S. customized distribution operations serving quick-service chain restaurant customer locations; and
•Other – primarily our hotel supply operations, Guest Worldwide.
The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These also include all U.S. share-based compensation costs.

The following tables set forth certain financial information for Sysco’s reportable business segments.

	13-Week Period Ended
	Oct. 2, 2021	Sep. 26, 2020
Sales:	(In thousands)
U.S. Foodservice Operations	$11,602,963	$7,921,533
International Foodservice Operations	2,895,247	2,163,693
SYGMA	1,704,033	1,524,148
Other	254,303	168,005
Total	$16,456,546	$11,777,379

	13-Week Period Ended
	Oct. 2, 2021	Sep. 26, 2020
Operating income (loss):	(In thousands)
U.S. Foodservice Operations	$797,523	$588,409
International Foodservice Operations	36,676	(537)
SYGMA	(2,447)	11,692
Other	6,456	(5)
Total segments	838,208	599,559
Global Support Center	(206,526)	(179,980)
Total operating income	631,682	419,579
Interest expense	128,214	146,717
Other (income) expense, net	(3,252)	14,124
Earnings before income taxes	$506,720	$258,738

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of July 3, 2021, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 3, 2021 (our fiscal 2021 Form 10-K), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

Highlights

Our first quarter of fiscal 2022 results were strong due to substantial sales momentum surpassing first quarter of fiscal 2019 levels. Our results increased sequentially each month of the quarter, despite the presence of the Delta variant of COVID-19. Customers are responding positively to Sysco’s relative supply chain strength, our new purpose platform and our improving capabilities driven by our Recipe for Growth strategy. Our financial results demonstrate our ability to gain market share in this business climate. See below for a comparison of our fiscal 2022 results to our fiscal 2021 results, both including and excluding Certain Items (as defined below).

Comparisons of results from the first quarter of fiscal 2022 to the first quarter of fiscal 2021 are presented below:

•Sales:
◦increased 39.7%, or $4.7 billion, to $16.5 billion;
•Operating income:
◦increased 50.6%, or $212.1 million, to $631.7 million;
◦adjusted operating income increased 87.9%, or $320.4 million, to $685.1 million;
•Net earnings:
◦increased 74.3%, or $161.1 million, to $378.0 million;
◦adjusted net earnings increased 147.9%, or $256.5 million, to $429.9 million;
•Basic earnings per share:
◦increased 72.1%, or $0.31, to $0.74 per share;
•Diluted earnings per share:
◦increased 73.8%, or $0.31, to $0.73 per share;
◦adjusted diluted earnings per share increased 144.1%, or $0.49, to $0.83 in fiscal 2022;
•EBITDA:
◦increased 40.2%, or $235.4 million, to $821.4 million; and
◦adjusted EBITDA increased 62.5%, or $328.1 million, to $852.8 million.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; and acquisition-related costs consisting of: (1) intangible amortization expense and (2) acquisition costs and due diligence costs related to our significant acquisitions. Our results for fiscal 2022 are also impacted by the increase in reserves for uncertain tax positions. Our results for the first quarter of fiscal 2021 were also impacted by the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances, by a loss on the sale of a business and by a net benefit from remeasuring net deferred tax assets due to the changes in U.K. tax rates.

The fiscal 2022 and fiscal 2021 items discussed above are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our total Sysco and our International Foodservice Operations results on a constant currency basis.

Trends

Economic and Industry Trends

Despite the presence of the Delta variant of COVID-19, Sysco’s sales improved sequentially through the first quarter of fiscal 2022 and have continued to grow through October 2022, showing our ability to gain market-share in this environment. There was a high volume of cases shipped within the restaurant sector during the first quarter of fiscal 2022, and additional growth is still expected to come in certain segments such as hospitality, business and industry and foodservice management. International travel restrictions are beginning to ease, which we expect will benefit our hospitality sector in specific regions of our business. Our International Foodservice Operations segment improved sequentially throughout the first quarter of fiscal 2022, as restrictions continued to ease across our international regions. The relative performance in the international sector still lags the U.S. sector; however, we believe that the international foodservice markets will experience further recovery as the global effects of the COVID-19 pandemic subside.

Sales and Gross Profit Trends

Our sales and gross profit performance can be influenced by multiple factors, including price, volume, customer mix and product mix. The most significant factor affecting performance in the first quarter of fiscal 2022 was volume growth, as we are experiencing strong results from both independent and chain customers, driven by a 23.8% improvement in local case volume and a 28.1% improvement in total case volume within our U.S. Broadline operations, in each case as compared to the first quarter of fiscal 2021. Sysco continues to lead the industry in how we are supporting our customers during this challenging supply chain period. This has enabled us to gain market share during the first quarter of fiscal 2022. We expect additional recovery to occur, as our volume is yet to fully recover in certain segments, such as hospitality, business and industry, and foodservice management. We are on track to deliver our stated goal of achieving growth at a rate of 1.2 times the industry in fiscal 2022, and we believe that our Recipe for Growth strategy will enable us to accelerate over the next three years and grow at 1.5 times the pace of the industry by the end of fiscal 2024.

In terms of customer mix, the first quarter of fiscal 2022 represented another period of strong net new business wins for Sysco, as we continued our strong momentum and posted compelling wins at the national and local level in the U.S. In Europe, our business is skewed towards the business, industry and travel segments, which remain constrained due to the continuing effects of the COVID-19 pandemic. We expect that our Recipe for Growth strategy will enable our International Foodservice Operations segment to improve how we serve local customers over time and will create a better balance in our customer mix to the more profitable local sector over our current three-year plan.

Although our gross margin decreased 79 points in the first quarter of fiscal 2022, as compared to the prior year period, largely due to the impact of inflation on our sales, we believe we managed our profitability well in the inflationary environment. We passed along this inflation to our customers, and we are successfully growing gross profit dollars. In terms of the impact on pricing, we experienced inflation at a rate of 12.8% combined for the U.S. and Canada during the first quarter of fiscal 2022, primarily in the meat, poultry and canned and dry foods categories. While challenging to predict, we expect inflation to moderate by the fourth quarter of fiscal 2022. The gross margin dilution at the enterprise level was also driven by margin changes at our higher-margin businesses, with the larger U.S. Foodservice Operations segment business growing volume at lower-margin rates. Across our enterprise, each business segment experienced an increase in gross profit dollars per case, despite the decline in the gross margin rate.

Operating Expense Trends

Total operating expenses increased 30.0% during the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, driven by the variable costs associated with significantly increased volumes, one-time and short-term transitory expenses associated with the business recovery and transformation investments towards our Recipe for Growth strategy. The largest contributor to the increase was the higher associate-related expenses associated with elevated overtime rates and intentional expenditures to improve our staffing in preparation for additional growth and for increased throughput capacity. We have continued to improve our staffing levels in the second quarter of fiscal 2022, adding 1,000 new supply chain associates, consisting primarily of transportation and warehouse staff. Additionally, we had an unfavorable comparison of bad debt expense, as we recognized a $98.6 million benefit in the first quarter of fiscal 2021 from reducing our reserves on pre-pandemic receivables. In the first quarter of fiscal 2022, we recognized a benefit of $7.1 million from the reversal of pre-pandemic receivable allowances.

Our operating results in the first quarter of fiscal 2022 included $57.0 million of one-time and short-term transitory expenses related to the business recovery, including investments in incremental marketing to advertise open positions, sign-on bonuses for new associates, and referral and retention bonuses for existing staff, and more than $24.4 million of operating expense investments for our Recipe for Growth strategy. We are making these necessary investments to ensure that we can serve our customers to enable us to continue winning market share, profitably, at the national and local level; however, the higher operating expenses had a negative impact on our results for the quarter, and we expect these investments to have a similar impact on our results for the second quarter of fiscal 2022. We anticipate making progress on reducing overtime and on the incremental investments in hiring during the remainder of fiscal 2022; however, we expect investments in transformation to remain elevated early in the transformation process.

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

Our effective tax rate has been influenced by discrete events, such as tax law changes and excess tax benefits attributable to equity compensation exercises as discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I.

Comparisons to Fiscal 2019

In assessing our financial performance through the business recovery, Sysco’s management compared our results in the first quarter of fiscal 2022 against the first quarter of fiscal 2019. These results include:

•Sales:
◦increased 8.2%, or $1.2 billion, as compared to fiscal 2019;
•Operating income:
◦increased 0.6%, or $3.5 million, as compared to fiscal 2019;
◦adjusted operating income decreased 1.0%, or $6.6 million, as compared to fiscal 2019;
•EBITDA:
◦increased 0.8%, or $6.8 million, as compared to fiscal 2019;
◦adjusted EBITDA decreased 0.6%, or $4.8 million, as compared to fiscal 2019;
•Diluted earnings per share:
◦decreased 9.9%, or $0.08, as compared to fiscal 2019; and
◦adjusted diluted earnings per share decreased 8.8%, or $0.08, as compared to fiscal 2019.

Key items impacting the comparability of Sysco’s results in the first quarter of fiscal 2022 to the first quarter of fiscal 2019 included the one-time and short-term transitory expenses associated with the business recovery and the operating expense investments towards our Recipe for Growth strategy. Additionally, in the first quarter of fiscal 2022, Sysco incurred $50.9 million of on-going interest expense related to senior notes issued in April 2020 as a precautionary measure in response to the COVID-19 pandemic, as the company sought to preserve its available liquidity. Some of the senior notes issued in April 2020 remain outstanding as part of our capital structure.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy, where we plan to cultivate new channels, new segments and new capabilities. We have completed the following acquisitions thus far in fiscal 2022.

•In the first quarter of 2022, we acquired Greco and Sons, a leading independent specialty Italian distributor in the United States. We expect this acquisition to deliver over $1 billion in incremental sales to Sysco in fiscal 2022.
•In the first quarter of fiscal 2022, we acquired a specialty food distributor in the United Kingdom.
•In the second quarter of 2022, we acquired a regional broadline fresh produce distributor. The acquisition will operate as part of Sysco’s U.S. specialty produce business.

Strategy

Our purpose is “Connecting the World to Share Food and Care for One Another,” which we believe will allow us to grow substantially faster than the foodservice distribution industry and deliver profitable growth through our “Recipe for Growth” transformation. This growth transformation is supported by strategic pillars that we believe will allow us to better serve our customers, including our digital, products and solutions, supply chain, customer teams, and future horizons strategies.

Our various business transformation initiatives remain on track, such as the centralized pricing tool project, which is substantially complete for local customers, and which enables Sysco to strategically manage the high levels of inflation that we are currently experiencing. Other initiatives, such as our personalization engine, continue to expand, while the sales transformation is helping our sales teams continue to win new business. Additionally, we are continuing to improve the efficiency of our organization, such as regionalizing the leadership structure of our specialty business, as we reduce our structural expenses to fund our capital investments. We are in the early stages of our Recipe for Growth, but we can already see the benefits of our developing capabilities in the new customers we are winning and in the progress we are making towards gaining market share. We expect that, as our Recipe for Growth matures, the impact on our top line growth will continue to accelerate. We are committed to profitably growing 1.2 times the market for fiscal 2022 and 1.5 times the market by the end of fiscal 2024, the third year of our three-year strategic plan.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Oct. 2, 2021	Sep. 26, 2020
Sales	100.0%	100.0%
Cost of sales	81.9	81.2
Gross profit	18.1	18.8
Operating expenses	14.2	15.3
Operating income	3.8	3.5
Interest expense	0.8	1.2
Other (income) expense, net	—	0.1
Earnings before income taxes	3.1	2.2
Income taxes	0.8	0.4
Net earnings	2.3%	1.8%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Oct. 2, 2021
Sales	39.7%
Cost of sales	41.1
Gross profit	33.9
Operating expenses	30.0
Operating income	50.6
Interest expense	12.6
Other (income) expense, net (1) (2)	123.0
Earnings before income taxes	(95.8)
Income taxes	207.6
Net earnings	74.3%
Basic earnings per share	72.1%
Diluted earnings per share	73.8
Average shares outstanding	0.7
Diluted shares outstanding	1.0

(1)Other (income) expense, net was income of $3.3 million and expense of $14.1 million in the first quarter of fiscal 2022 and fiscal 2021, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Oct. 2, 2021
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$11,602,963	$2,895,247	$1,704,033	$254,303		$16,456,546
Sales increase (decrease)	46.5%	33.8%	11.8%	51.4%		39.7%
Percentage of total	70.5%	17.6%	10.4%	1.5%		100.0%

Operating income (loss)	$797,523	$36,676	$(2,447)	$6,456	$(206,526)	$631,682
Operating income (loss) increase (decrease)	35.5%	NM	NM	NM	14.7%	50.6%
Percentage of total segments	95.1%	4.4%	(0.3)%	0.8%		100.0%
Operating income (loss) as a percentage of sales	6.9%	1.3%	(0.1)%	2.5%		3.8%

	13-Week Period Ended Sep. 26, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$7,921,533	$2,163,693	$1,524,148	$168,005		$11,777,379
Percentage of total	67.3%	18.4%	12.9%	1.4%		100.0%

Operating income	$588,409	$(537)	$11,692	$(5)	$(179,980)	$419,579
Percentage of total segments	98.1%	(0.1)%	2.0%	—%		100.0%
Operating income as a percentage of sales	7.4%	—%	0.8%	—%		3.6%

Based on information in Note 13, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I, in the first quarter of fiscal 2022, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 88.1% of Sysco’s overall sales and 99.5% of total segment operating income. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Oct. 2, 2021	13-Week Period Ended Sep. 26, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$11,602,963	$7,921,533	$3,681,430	46.5%
Gross profit	2,185,154	1,599,707	585,447	36.6
Operating expenses	1,387,631	1,011,298	376,333	37.2
Operating income	$797,523	$588,409	$209,114	35.5%

Gross profit	$2,185,154	$1,599,707	$585,447	36.6%
Adjusted operating expenses (Non-GAAP)	1,389,394	1,096,675	292,719	26.7
Adjusted operating income (Non-GAAP)	$795,760	$503,032	$292,728	58.2%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume	28.7%	$2,273.8
Inflation (1)	13.5	1,069.6
Acquisitions (2)	2.1	167.0
Other (3)	2.2	171.0
Total change in sales	46.5%	$3,681.4

(1)Includes product cost inflation of 13.4% for U.S. Broadline operations.
(2)Includes the impact of the Greco and Sons acquisition.
(3)Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

The primary driver of the sales increase was the significant improvement in case volume in our U.S. Broadline operations as a result of the business recovery from the COVID-19 pandemic. Case volumes from our U.S. Broadline operations increased 28.1% in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, and included a 23.8% improvement in locally managed customer case growth, along with a 33.9% increase in national customer case volume. The increases in U.S. Broadline case volumes represent organic growth.

Operating Income

The increase in operating income for the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, was driven by gross profit dollar growth and partially offset by an increase in operating expenses.

Gross profit dollar growth in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, was driven primarily by the improvement in local cases and the pass through of higher inflation to our customers, partially offset by a decline in penetration of Sysco-branded products. The estimated change in product costs, an internal measure of inflation or deflation, for the first quarter of fiscal 2022 for our U.S. Broadline operations was inflation of 13.4%. For the first quarter of fiscal 2022, this change in product costs was primarily driven by inflation in the meat, poultry, and canned and dry foods categories. Gross margin, which is gross profit as a percentage of sales, was 18.83% in the first quarter of fiscal 2022, which was a decrease of 136 basis points compared to gross margin of 20.19% in the first quarter of fiscal 2021, primarily attributable to inflationary pressure.

The increase in operating expenses for the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, was primarily driven by variable costs associated with increased volumes and largely from short-term transitory expenses associated with the business recovery, including increases in associate-related costs associated with recruiting and hiring additional supply chain associates. Additionally, we experienced an unfavorable comparison of bad debt expense in the first quarter of fiscal 2022, as compared to fiscal 2021, which included a net bad debt benefit due to the significant reduction of reserves on pre-pandemic receivables.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Oct. 2, 2021	13-Week Period Ended Sep. 26, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$2,895,247	$2,163,693	$731,554	33.8%
Gross profit	589,134	450,398	138,736	30.8
Operating expenses	552,458	450,935	101,523	22.5
Operating income (loss)	$36,676	$(537)	$37,213	NM

Gross profit	$589,134	$450,398	$138,736	30.8%
Adjusted operating expenses (Non-GAAP)	525,017	431,616	93,401	21.6
Adjusted operating income (Non-GAAP)	$64,117	$18,782	$45,335	241.4%

Sales on a constant currency basis (Non-GAAP)	$2,773,852	$2,163,693	$610,159	28.2%
Gross profit on a constant currency basis (Non-GAAP)	566,400	450,398	116,002	25.8
Adjusted operating expenses on a constant currency basis (Non-GAAP)	503,943	431,616	72,327	16.8
Adjusted operating income (Non-GAAP)	$62,457	$18,782	$43,675	232.5%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	3.3%	$71.9
Foreign currency	5.7	122.9
Other (1)	24.8	536.8
Total change in sales	33.8%	$731.6

(1)The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the first quarter of fiscal 2022 were higher, as compared to the first quarter of fiscal 2021, primarily due to the significant improvement in volume, as restrictions continued to ease across our European, Canadian and Latin American businesses.

Operating Income

The increase in operating income for the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, was primarily due to the continuing recovery in business resulting from COVID-19 restrictions lifting in many international regions.

The increase in gross profit dollars in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, was primarily attributable to the increase in sales volume and inflation.

The increase in operating expenses for the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, was primarily due to an increase in associate-related costs associated with hiring associates to manage the business recovery. Additionally, we had an unfavorable comparison of bad debt expense, as fiscal 2021 included a reduction of reserves on pre-pandemic receivables.

Results of SYGMA and Other Segment

For SYGMA, sales were 11.8% higher in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, primarily from an increase in case volume driven by the success of national and regional quick service restaurants, partially offset by a decrease in volume due to the planned exit of a large regional customer. Operating income decreased by $14.1 million in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, as our increased investments in business recovery staffing drove an increase in operating expenses to exceed gross profit dollar growth from increased case volume.

For the operations that are grouped within Other, operating income increased $6.5 million in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, primarily due to the recovery of our hospitality business, Guest Worldwide, which had a gross profit increase of 75.2% in the first quarter of fiscal 2022. This business has improved as hospitality occupancy rates have grown from prior year levels.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the first quarter of fiscal 2022 increased $29.0 million, or 16.3%, as compared to the first quarter of fiscal 2021, primarily due to higher charges for professional fees, including acquisition and due diligence costs associated certain acquisitions, as well as higher associate-related expenses.

Included in Global Support Center expenses are Certain Items that totaled $27.7 million in the first quarter of fiscal 2022, as compared to $12.0 million in the first quarter of fiscal 2021. Certain Items impacting the first quarter of fiscal 2022 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the first quarter of fiscal 2021 were primarily expenses associated with our business technology transformation initiatives.

Interest Expense

Interest expense decreased $18.5 million for the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, primarily attributable to lower fixed debt volume, along with lower floating interest rates.

Net Earnings

Net earnings increased 74.3% in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I. Adjusted net earnings, excluding Certain Items, increased 147.9% in the first quarter of fiscal 2022, primarily due to a significant increase in sales volume, partially offset by an unfavorable tax expense compared to the prior year.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2022 were $0.74, a 72.1% increase from the comparable prior year amount of $0.43 per share. Diluted earnings per share in the first quarter of fiscal 2022 were $0.73, a 73.8% increase from the comparable prior year period amount of $0.42 per share.

Adjusted diluted earnings per share, excluding Certain Items, in the first quarter of fiscal 2022 were $0.83, a 144.1% decrease from the comparable prior year amount of $0.34 per share.

Non-GAAP Reconciliations

Our discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; and by acquisition-related costs consisting of: (1) intangible amortization expense and (2) acquisition costs and due diligence costs related to our significant acquisitions. Our results for the first quarter of fiscal 2022 are also impacted by the increase in reserves for uncertain tax positions. Sysco’s results for the first quarter of fiscal 2022 and fiscal 2021 were also impacted by the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances, by a loss on the sale of a business and by a net benefit from remeasuring net deferred tax assets due to the changes in U.K. tax rates.

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

Although Sysco has a history of growth through acquisitions, certain acquisitions were significantly larger than the companies historically acquired by Sysco, with a proportionately greater impact on Sysco’s consolidated financial statements. Accordingly, Sysco is excluding from its non-GAAP financial measures for the relevant periods the impact of acquisition-related intangible amortization, acquisition costs and due-diligence costs specific to our significant acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2022 and fiscal 2021.

Set forth below is a reconciliation of sales, operating expenses, operating income, other (income) expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented. Individual components of diluted earnings per share may not add up to the total presented due to rounding. Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	13-Week Period Ended Oct. 2, 2021	13-Week Period Ended Sep. 26, 2020	Change in Dollars	% Change
Sales (GAAP)	$16,456,546	$11,777,379	$4,679,167	39.7%
Impact of currency fluctuations (1)	(124,726)	—	(124,726)	(1.1)
Comparable sales using a constant currency basis (Non-GAAP)	$16,331,820	$11,777,379	$4,554,441	38.7%

Gross profit (GAAP)	$2,971,708	$2,219,845	$751,863	33.9%
Impact of currency fluctuations (1)	(23,863)	—	(23,863)	(1.1)
Comparable gross profit using a constant currency basis (Non-GAAP)	$2,947,845	$2,219,845	$728,000	32.8%

Gross margin (GAAP)	18.06%	18.85%		-79 bps
Impact of currency fluctuations (1)	(0.01)	—		-1 bps
Comparable Gross margin using a constant currency basis (Non-GAAP)	18.05%	18.85%		-80 bps

Operating expenses (GAAP)	$2,340,026	$1,800,266	$539,760	30.0%
Impact of restructuring and transformational project costs (2)	(24,511)	(25,964)	1,453	5.6
Impact of acquisition-related costs (3)	(35,926)	(17,755)	(18,171)	(102.3)
Impact of bad debt reserve adjustments (4)	7,061	98,629	(91,568)	(92.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,286,650	1,855,176	431,474	23.3
Impact of currency fluctuations (1)	(21,751)	—	(21,751)	(1.2)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,264,899	$1,855,176	$409,723	22.1%

Operating income (GAAP)	$631,682	$419,579	$212,103	50.6%
Impact of restructuring and transformational project costs (2)	24,511	25,964	(1,453)	(5.6)
Impact of acquisition-related costs (3)	35,926	17,755	18,171	102.3
Impact of bad debt reserve adjustments (4)	(7,061)	(98,629)	91,568	92.8
Operating income adjusted for Certain Items (Non-GAAP)	685,058	364,669	320,389	87.9%
Impact of currency fluctuations (1)	(2,112)	—	(2,112)	(0.6)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$682,946	$364,669	$318,277	87.3%

Other (income) expense (GAAP)	$(3,252)	$14,124	$(17,376)	123.0%
Impact of loss on sale of business	—	(12,043)	12,043	NM
Other (income) expense adjusted for Certain Items (Non-GAAP)	$(3,252)	$2,081	$(5,333)	256.3%

Net earnings (GAAP)	$378,013	$216,900	$161,113	74.3%
Impact of restructuring and transformational project costs (2)	24,511	25,964	(1,453)	(5.6)
Impact of acquisition-related costs (3)	35,926	17,755	18,171	102.3
Impact of bad debt reserve adjustments (4)	(7,061)	(98,629)	91,568	92.8
Impact of loss on sale of business	—	12,043	(12,043)	NM
Tax impact of restructuring and transformational project costs (5)	(6,186)	(5,920)	(266)	(4.5)
Tax impact of acquisition-related costs (5)	(9,066)	(4,048)	(5,018)	(124.0)
Tax impact of bad debt reserves adjustments (5)	1,782	22,488	(20,706)	(92.1)
Tax impact of loss on sale of business (5)	—	(7,553)	7,553	NM
Impact of adjustments to uncertain tax positions	12,000	—	12,000	NM
Impact of foreign tax rate change (6)	—	(5,548)	5,548	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$429,919	$173,452	$256,467	147.9%

Diluted earnings per share (GAAP)	$0.73	$0.42	$0.31	73.8%
Impact of restructuring and transformational project costs (2)	0.05	0.05	—	—
Impact of acquisition-related costs (3)	0.07	0.03	0.04	133.3
Impact of bad debt reserve adjustments (4)	(0.01)	(0.19)	0.18	94.7
Impact of loss on sale of business	—	0.02	(0.02)	NM
Tax impact of restructuring and transformational project costs (5)	(0.01)	(0.01)	—	—
Tax impact of acquisition-related costs (5)	(0.02)	(0.01)	(0.01)	(100.0)
Tax impact of bad debt reserves adjustments (5)	—	0.04	(0.04)	NM
Tax impact of Impact of loss on sale of business (5)	—	(0.01)	0.01	NM
Impact of adjustments to uncertain tax positions	0.02	—	0.02	NM
Impact of foreign tax rate change (6)	—	(0.01)	0.01	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	$0.83	$0.34	$0.49	144.1%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(2)
Fiscal 2022 includes $16 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $8 million related to restructuring charges. Fiscal 2021 includes $13 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $13 million of primarily consisting of restructuring charges.

(3)
Fiscal 2022 includes $22 million of intangible amortization expense and $14 million in acquisition and due diligence costs, which are primarily included in Global Support Center expenses. Fiscal 2021 represents $18 million related to intangible amortization expense.

(4)	Fiscal 2022 and 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(6)	Fiscal 2021 represents a net benefit from remeasuring Sysco’s accrued income taxes, deferred tax asset and deferred tax liabilities due to changes in tax rates in the United Kingdom.
(7)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Oct. 2, 2021	13-Week Period Ended Sep. 29, 2018	Change in Dollars	% Change
Sales (GAAP)	$16,456,546	$15,215,279	$1,241,267	8.2%
Gross profit (GAAP)	2,971,708	2,903,785	67,923	2.3%
Gross margin (GAAP)	18.06%	19.08%		-103

Operating expenses (GAAP)	$2,340,026	$2,275,645	$64,381	2.8%
Impact of restructuring and transformational project costs (1)	(24,511)	(40,903)	16,392	40.1%
Impact of acquisition-related costs (2)	(35,926)	(22,636)	(13,290)	(58.7)%
Impact of bad debt reserve adjustments (3)	7,061	—	7,061	NM
Comparable operating expenses adjusted for Certain Items (Non-GAAP)	$2,286,650	$2,212,106	$74,544	3.4%

Operating income (GAAP)	$631,682	$628,140	$3,542	0.6%
Impact of restructuring and transformational project costs (1)	24,511	40,903	(16,392)	(40.1)%
Impact of acquisition-related costs (2)	35,926	22,636	13,290	58.7%
Impact of bad debt reserve adjustments (3)	(7,061)	—	(7,061)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$685,058	$691,679	$(6,621)	(1.0)%

Net earnings (GAAP)	$378,013	$431,042	$(53,029)	(12.3)%
Impact of restructuring and transformational project costs (1)	24,511	40,903	(16,392)	(40.1)%
Impact of acquisition-related costs (2)	35,926	22,636	13,290	58.7%
Impact of bad debt reserve adjustments (3)	(7,061)	—	(7,061)	NM
Tax impact of restructuring and transformational project costs (4)	(6,186)	(10,674)	4,488	42.0%
Tax impact of acquisition-related costs (4)	(9,066)	(4,691)	(4,375)	(93.3)%
Tax impact of bad debt reserves adjustments (4)	1,782	—	1,782	NM
Impact of adjustments to uncertain tax positions	12,000	—	12,000	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$429,919	$479,216	$(49,297)	(10.3)%

Diluted earnings per share (GAAP)	$0.73	$0.81	$(0.08)	(9.9)%
Impact of restructuring and transformational project costs (1)	0.05	0.08	(0.03)	(37.5)%
Impact of acquisition-related costs (2)	0.07	0.04	0.03	75.0%
Impact of bad debt reserve adjustments (3)	(0.01)	—	(0.01)	NM
Tax impact of restructuring and transformational project costs (4)	(0.01)	(0.02)	0.01	50.0%
Tax impact of acquisition-related costs (4)	(0.02)	(0.01)	(0.01)	(100.0)%
Tax impact of bad debt reserves adjustments (4)	—	—	—	NM
Impact of adjustments to uncertain tax positions	0.02	—	0.02	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$0.83	$0.91	$(0.08)	(8.8)%

(1)	Fiscal 2022 includes $16 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, and $8 million primarily consisting of restructuring charges. Fiscal 2019 includes $26 million related to various transformation initiative costs and $15 million related to severance, restructuring and facility closure charges.
(2)	Fiscal 2022 includes $22 million of intangible amortization expense and $14 million of acquisition and due diligence costs, which are primarily included in Global Support Center expenses. Fiscal 2019 includes $21 million of intangible amortization expense and $1 million of acquisition costs.
(3)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	The tax impact of adjustments for Certain Items is calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.
(5)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Oct. 2, 2021	13-Week Period Ended Sep. 26, 2020	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,387,631	$1,011,298	$376,333	37.2%
Impact of restructuring and transformational project costs	(3)	(940)	937	99.7
Impact of acquisition-related costs (1)	(4,654)	—	(4,654)	NM
Impact of bad debt reserve adjustments (2)	6,420	86,317	(79,897)	(92.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,389,394	$1,096,675	$292,719	26.7%

Operating income (GAAP)	$797,523	$588,409	$209,114	35.5%
Impact of restructuring and transformational project costs	3	940	(937)	(99.7)
Impact of acquisition-related costs (1)	4,654	—	4,654	NM
Impact of bad debt reserve adjustments (2)	(6,420)	(86,317)	79,897	92.6
Operating income adjusted for Certain Items (Non-GAAP)	$795,760	$503,032	$292,728	58.2%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$2,895,247	$2,163,693	$731,554	33.8%
Impact of currency fluctuations (3)	(121,395)	—	(121,395)	(5.6)
Comparable sales using a constant currency basis (Non-GAAP)	$2,773,852	$2,163,693	$610,159	28.2%

Gross profit (GAAP)	$589,134	$450,398	$138,736	30.8%
Impact of currency fluctuations (3)	(22,734)	—	(22,734)	(5.0)
Comparable gross profit using a constant currency basis (Non-GAAP)	$566,400	$450,398	$116,002	25.8%

Gross margin (GAAP)	20.35%	20.82%		-48 bps
Impact of currency fluctuations (3)	(0.07)	—		-7 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.42%	20.82%		-40 bps

Operating expenses (GAAP)	$552,458	$450,935	$101,523	22.5%
Impact of restructuring and transformational project costs (4)	(9,426)	(12,993)	3,567	27.5
Impact of acquisition-related costs (5)	(18,656)	(17,755)	(901)	(5.1)
Impact of bad debt reserve adjustments (2)	641	11,429	(10,788)	(94.4)
Operating expenses adjusted for Certain Items (Non-GAAP)	525,017	431,616	93,401	21.6
Impact of currency fluctuations (3)	(21,074)	—	(21,074)	(4.9)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$503,943	$431,616	$72,327	16.8%

Operating income (loss) (GAAP)	$36,676	$(537)	$37,213	NM
Impact of restructuring and transformational project costs (4)	9,426	12,993	(3,567)	(27.5)
Impact of acquisition-related costs (5)	18,656	17,755	901	5.1
Impact of bad debt reserve adjustments (2)	(641)	(11,429)	10,788	94.4
Operating income adjusted for Certain Items (Non-GAAP)	64,117	18,782	45,335	241.4
Impact of currency fluctuations (3)	(1,660)	—	(1,660)	(8.8)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$62,457	$18,782	$43,675	232.5%

SYGMA
Operating expenses (GAAP)	$140,604	$119,849	$20,755	17.3%
Impact of restructuring and transformational project costs	—	(13)	13	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$140,604	$119,836	$20,768	17.3%

Operating (loss) income (GAAP)	$(2,447)	$11,692	$(14,139)	(120.9)%
Impact of restructuring and transformational project costs	—	13	(13)	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(2,447)	$11,705	$(14,152)	(120.9)%

OTHER
Operating expenses (GAAP)	$52,565	$40,435	$12,130	30.0%
Impact of bad debt reserve adjustments (2)	—	883	(883)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$52,565	$41,318	$11,247	27.2%

Operating income (loss) (GAAP)	$6,456	$(5)	$6,461	NM
Impact of bad debt reserve adjustments (2)	—	(883)	883	NM
Operating income (loss) adjusted for Certain Items (Non-GAAP)	$6,456	$(888)	$7,344	NM

GLOBAL SUPPORT CENTER
Operating expenses (GAAP)	$206,768	$177,749	$29,019	16.3%
Impact of restructuring and transformational project costs (6)	(15,082)	(12,018)	(3,064)	(25.5)
Impact of acquisition-related costs (7)	(12,616)	—	(12,616)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$179,070	$165,731	$13,339	8.0%

Operating loss (GAAP)	$(206,526)	$(179,980)	$(26,546)	14.7%
Impact of restructuring and transformational project costs (6)	15,082	12,018	3,064	25.5
Impact of acquisition-related costs (7)	12,616	—	12,616	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(178,828)	$(167,962)	$(10,866)	6.5%

(1)	Fiscal 2022 includes $3 million intangible amortization expense and acquisition costs.
(2)	Fiscal 2022 and 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM represents that the percentage change is not meaningful.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA should not be used as a substitute for the most comparable GAAP measure in assessing Sysco’s overall financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2021 Form 10-K for discussions around this non-GAAP performance metric. Set forth below is a reconciliation of actual net earnings to EBITDA and to adjusted EBITDA results for the periods presented (dollars in thousands):

	13-Week Period Ended Oct. 2, 2021	13-Week Period Ended Sep. 26, 2020	Change in Dollars	% Change
Net earnings (GAAP)	$378,013	$216,900	$161,113	74.3%
Interest (GAAP)	128,214	146,717	(18,503)	(12.6)%
Income taxes (GAAP)	128,707	41,838	86,869	207.6
Depreciation and amortization (GAAP)	186,466	180,520	5,946	3.3
EBITDA (Non-GAAP)	$821,400	$585,975	$235,425	40.2%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	24,247	25,278	(1,031)	(4.1)
Impact of acquisition-related costs (2)	14,221	—	14,221	NM
Impact of bad debt reserve adjustments (3)	(7,061)	(98,629)	91,568	(92.8)
Impact of impact of loss on sale of business	—	12,043	(12,043)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (4)	$852,807	$524,667	$328,140	62.5%

(1)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(2)	Fiscal 2022 includes acquisition and due diligence costs.
(3)	Fiscal 2022 and 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $2 million and $4 million for fiscal 2022 and fiscal 2021, respectively, or non-cash stock compensation expense of $29 million and $25 million for fiscal 2022 and fiscal 2021, respectively.

	13-Week Period Ended Oct. 2, 2021	13-Week Period Ended Sep. 29, 2018	Change in Dollars	% Change
Net earnings (GAAP)	$378,013	$431,042	$(53,029)	(12.3)%
Interest (GAAP)	128,214	89,016	39,198	44.0%
Income taxes (GAAP)	128,707	106,950	21,757	20.3%
Depreciation and amortization (GAAP)	186,466	187,627	(1,161)	(0.6)%
EBITDA (Non-GAAP)	$821,400	$814,635	$6,765	0.8%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	24,247	40,903	(16,656)	(40.7)%
Impact of acquisition-related costs (2)	14,221	2,056	12,165	NM
Impact of bad debt reserve adjustments (3)	(7,061)	—	(7,061)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (4)	$852,807	$857,594	$(4,787)	(0.6)%

(1)	Fiscal 2022 includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation. Fiscal 2019 includes $26 million related to various transformation initiative costs and $15 million related to severance, restructuring and facility closure charges, excluding charges related to accelerated depreciation.
(2)	Fiscal 2022 includes acquisition and due diligence costs. Fiscal 2019 represents acquisition costs.
(3)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $2 million and $1 million for fiscal 2022 and fiscal 2019, respectively, or non-cash stock compensation expense of $29 million in both fiscal 2022 and fiscal 2019.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

As of October 2, 2021, we had $2.1 billion in cash and cash equivalents, approximately 28% of which was held by our international subsidiaries. We produced positive free cash flow in a period of higher working capital investments, one-time and short-term transitory costs related to the business recovery and investments towards our Recipe for Growth strategy. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first quarter of fiscal 2022 to the first quarter of fiscal 2021 are provided.

	13-Week Period Ended Oct. 2, 2021	13-Week Period Ended Sep. 26, 2020
	(In thousands)
Net cash provided by operating activities (GAAP)	$110,812	$930,914
Additions to plant and equipment	(85,019)	(75,539)
Proceeds from sales of plant and equipment	5,627	7,064
Free Cash Flow (Non-GAAP) (1)	$31,420	$862,439

Acquisition of businesses, net of cash acquired	$(714,010)	$—
Debt (repayments) borrowings, net	(10,048)	(753,589)
Dividends paid	(240,561)	(228,714)

(1)
Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2021 Form 10-K for discussions around this non-GAAP performance metric.

Sources and Uses of Cash

Sysco’s strategic objectives are funded primarily by cash from operations and, to a lesser extent, external borrowings. Traditionally, our operations have produced significant cash flow and, due to our strong financial position, we believe that we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. Remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next twelve months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $110.8 million in cash flows from operations in the first quarter of fiscal 2022, compared to cash flows from operative activities of $930.9 million in the first quarter of fiscal 2021. These amounts include year-over-year unfavorable comparisons on working capital and accrued expenses, partially offset by higher operating results.

Changes in working capital had a negative impact of $886.1 million on cash flow from operations period-over-period. There were unfavorable comparisons on receivables, inventories and accounts payable. The unfavorable comparison in cash flows from accounts receivables is primarily due to our customers beginning to purchase more in the first quarter of fiscal 2022, coupled with significantly lower sales in the first quarter of fiscal 2021 resulting from the COVID-19 pandemic. In the first quarter of fiscal 2021, we recorded a net credit to the provision for losses on receivables totaling $77.8 million, which reflects a benefit on the reduction of our allowance for pre-pandemic receivable balances, as collection rates exceeded our expectations. In the first quarter of fiscal 2022, we invested heavily in inventory, and we ended the quarter with inventory on-hand and inventory on-order in a combined amount that exceeds our pre-COVID-19 levels. This positions us to be able to ship product on time and in full during the recovery from COVID-19. Accounts payable has increased, as we continue our business recovery efforts and investments in inventory. In the first quarter of fiscal 2021, we experienced a greater benefit within our accounts payable due to extended payment terms implemented at that time.

Included in the change in accrued expenses was a negative comparison, primarily from accrued interest expenses due to the timing of interest payments in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021. In fiscal 2022, these interest payments were included in our first quarter, whereas payments on these same notes occurred in the second quarter of fiscal 2021.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2022 primarily consisted of investments in technology equipment, buildings and building improvements, warehouse equipment, and fleet. Our capital expenditures in the first quarter of fiscal 2022 were $9.5 million higher than in the first quarter of fiscal 2021, as investments are made towards advancing our Recipe for Growth strategy.

During the first quarter of fiscal 2022, we paid $714.0 million, net of cash acquired, for acquisitions. There were no such acquisitions made in the first quarter of fiscal 2021.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $17.9 million in the first quarter of fiscal 2022, as compared to $31.9 million in the first quarter of fiscal 2021. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We made no share repurchases during the first quarter of fiscal 2022; however, given the strength of our results of operations and financial position, we expect to commence share repurchases of up to $500 million for fiscal 2022 under our $5.0 billion share repurchase program beginning in the second quarter of fiscal 2022.

Dividends paid in the first quarter of fiscal 2022 were $240.6 million, or $0.47 per share, as compared to $228.7 million, or $0.45 per share, in the first quarter of fiscal 2021. In August 2021, we declared our regular quarterly dividend for the first quarter of fiscal 2022 of $0.47 per share, which was paid in October 2021.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability is described in Note 7, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at October 2, 2021 are disclosed within that note.

During the first 13 weeks of fiscal 2022, we amended our revolving credit facility to (a) eliminate the covenant that had restricted (i) increases to Sysco’s regular quarterly dividend and (ii) share repurchases, in each case, until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense, and (b) adjust the covenant requiring Sysco to maintain a certain ratio of consolidated EBITDA to consolidated interest expense.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $2.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of October 2, 2021, Sysco had a total of $10.6 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2021 Form 10-K for additional information regarding the terms of the guarantees.

Basis of Preparation of the Summarized Financial Information

The summarized financial information of Sysco Corporation (issuer), and certain wholly owned U.S. Broadline subsidiaries (guarantors) (together, the obligor group) is presented on a combined basis with intercompany balances and transactions between entities in the obligor group eliminated. Investments in and equity in the earnings of our non-guarantor subsidiaries, which are not members of the obligor group, have been excluded from the summarized financial information. The obligor group’s amounts due to, amounts due from and transactions with non-guarantor subsidiaries have been presented in separate line items, if they are material to the obligor financials. The following tables include summarized financial information of the obligor group for the periods presented.

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Oct. 2, 2021	Jul. 3, 2021
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$148,565	$171,718
Current assets	6,251,167	6,661,284
Total current assets	$6,399,732	$6,833,002
Notes receivable from non-obligor subsidiaries	$83,550	$83,457
Other noncurrent assets	3,981,818	3,933,833
Total noncurrent assets	$4,065,368	$4,017,290

LIABILITIES
Payables due to non-obligor subsidiaries	$76,547	$203,365
Other current liabilities	2,403,275	2,299,674
Total current liabilities	$2,479,822	$2,503,039
Notes payable to non-obligor subsidiaries	$230,956	$269,709
Long-term debt	10,127,201	10,139,596
Other noncurrent liabilities	1,306,495	1,209,598
Total noncurrent liabilities	$11,664,652	$11,618,903

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	13-Week Period Ended Oct. 2, 2021
(In thousands)
Sales	$10,665,199
Gross profit	1,924,123
Operating income	602,325
Interest expense from non-obligor subsidiaries	11,069
Net earnings	349,251

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to goodwill and intangible assets, allowance for doubtful accounts, income taxes, share-based compensation and the company-sponsored pension plans, which are described in Item 7 of our fiscal 2021 Form 10-K.

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
•our expectations regarding the recovery of our travel, hospitality and Food Service Management sectors of our business, and the impact that recovery in such sectors will have on our business;
•our expectations regarding our ability to meet our stated growth rate goals for fiscal 2022;
•our belief that our Recipe for Growth strategy will enable us to accelerate over the next three years to meet our growth target by the end of fiscal 2024;
•our expectations that our Recipe for Growth strategy will enable our International Foodservice Operations segment to improve how we serve local customers and will create a better balance in our customer mix;
•our expectations regarding inflation;
•our expectations regarding the impact of certain investments on our ability to serve customers and continue to gain market share, and our expectations regarding the impact of such investments on our results for the second quarter of 2022;
•our expectations regarding the impact of the acquisition of Greco and Sons on incremental sales;
•our expectations regarding our efforts to reduce overtime rates and the incremental investments in hiring, and our expectations regarding the effects thereof on profits throughout fiscal 2022 and the size of such investments;
•our ability to grow substantially faster than the foodservice distribution industry and deliver profitable growth through our Recipe for Growth strategy;
•our belief that our growth transformation will allow us to better serve our customers;
•the continuing expansion of other business transformation initiatives, such as our personalization engine;
•our expectations regarding growth in customers and gains in market share;
•estimates regarding the outcome of legal proceedings;
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
•our expectations regarding our effective tax rate for the remainder of fiscal 2022;
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
•our expectations regarding future activity under our share repurchase program; and
•our ability to effectively access the commercial paper market and long-term capital markets.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this document and those discussed in Item 1A of our fiscal 2021 Form 10-K:

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
•the risk that future labor disruptions or disputes could disrupt the integration of Brake France into Sysco France and our operations in France and the EU generally;

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our fiscal 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our fiscal 2021 Form 10-K. There have been no significant changes to our market risks since July 3, 2021.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 2, 2021, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended October 2, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings involve the potential for monetary sanctions that Sysco’s management reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this item, Sysco has chosen a reporting threshold for such proceedings of $1 million. Applying this threshold, there are no material environmental matters to disclose for this period.

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in Item 1A of our fiscal 2021 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

As we made no share repurchases during the first quarter of fiscal 2022, the following table represents shares tendered during the period:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
July 4 - July 31	—	$—	—	—
Month #2
August 1 - August 28	—	—	—	—
Month #3
August 29 - October 2	1,245	80.25	99,911	—
Totals	1,245	$80.25	99,911	—

(1)The total number of shares purchased includes 0, 0 and 1,245 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
(2)See the discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Equity Transactions” for additional information regarding Sysco’s share repurchase program.

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
Amended and Restated Bylaws of Sysco Corporation dated August 27, 2021, incorporated by reference to Exhibit 3.4 to the Form 10-K for the year ended July 3, 2021 filed on August 30, 2021 (File No. 1-6544).

4.5#	—	Description of Sysco Corporation Securities.

10.1	—
Amendment No. 3 dated as of September 22, 2021 to Credit Agreement dated as of June 28, 2019, among Sysco Corporation, Sysco Canada, Inc., Sysco EU II S.à r.l., the subsidiary guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 22, 2021 (File No. 1-6544).

10.2#	—
Amendment No. 4 dated as of October 14, 2021 to Credit Agreement dated as of June 28, 2019, among Sysco Corporation, Sysco Canada, Inc., Sysco EU II S.à r.l., the subsidiary guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.3†#	—	Sysco Corporation Short-Term Incentive Program (SIP) For Corporate SIP Bonus-Eligible Positions (Fiscal Year 2022) adopted effective July 30, 2021.

10.4†#	—	Form of Stock Option Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.5†#	—	Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.6†#	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.7†	—
Summary of Named Executive Officer Compensation, incorporated by reference to the section entitled “Executive Compensation” in the Sysco Corporation Proxy Statement filed on October 6, 2021 (File No. 1‑6544).

10.8†#	—	Performance Share Unit Agreement – Inducement Award For Kevin Hourican dated June 23, 2021, pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.9†#	—	Performance Share Unit Grant Agreement – Retention Award for Greg Bertrand dated August 19, 2021, pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.10†#	—	Executive Agreement, dated as of August 21, 2020, by and between Tim Ørting Jørgensen and Brakes Bros LTD.

10.11†#	—	Letter Agreement, dated as of June 29, 2020, by and between Tim Ørting Jørgensen and Sysco Corporation.

10.12†#	—	Letter Agreement, dated as of November 23, 2020, by and between Thomas R. Peck, Jr. and Sysco Corporation.

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended July 3, 2021, filed on August 30, 2021 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: November 9, 2021	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: November 9, 2021	By:	/s/ AARON E. ALT
Aaron E. Alt
Executive Vice President and
Chief Financial Officer

Date: November 9, 2021	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer