Form 10-Q
period 2022-01-01
SYSCO CORP
filed 2022-02-09
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022
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

507,447,464 shares of common stock were outstanding as of January 21, 2022.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Jan. 1, 2022	Jul. 3, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,374,276	$3,007,123
Accounts receivable, less allowances of $128,189 and $117,695	4,219,868	3,781,510
Inventories	4,115,683	3,695,219
Prepaid expenses and other current assets	252,351	240,956
Income tax receivable	100,973	8,759
Total current assets	10,063,151	10,733,567
Plant and equipment at cost, less accumulated depreciation	4,307,156	4,326,063
Other long-term assets
Goodwill	4,416,912	3,944,139
Intangibles, less amortization	906,328	746,073
Deferred income taxes	387,050	352,523
Operating lease right-of-use assets, net	724,861	709,163
Other assets	621,304	602,011
Total other long-term assets	7,056,455	6,353,909
Total assets	$21,426,762	$21,413,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$8,574	$8,782
Accounts payable	5,019,052	4,884,781
Accrued expenses	1,980,293	1,814,837
Accrued income taxes	3,631	22,644
Current operating lease liabilities	94,603	102,659
Current maturities of long-term debt	487,407	486,141
Total current liabilities	7,593,560	7,319,844
Long-term liabilities
Long-term debt	10,593,390	10,588,184
Deferred income taxes	160,718	147,066
Long-term operating lease liabilities	659,136	634,481
Other long-term liabilities	1,166,196	1,136,480
Total long-term liabilities	12,579,440	12,506,211
Noncontrolling interest	32,690	34,588
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,690,487	1,619,995
Retained earnings	10,216,625	10,151,706
Accumulated other comprehensive loss	(1,236,258)	(1,148,764)
Treasury stock at cost, 258,033,856 and 253,342,595 shares	(10,214,957)	(9,835,216)
Total shareholders’ equity	1,221,072	1,552,896
Total liabilities and shareholders’ equity	$21,426,762	$21,413,539
Note: The July 3, 2021 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Jan. 1, 2022	Dec. 26, 2020	Jan. 1, 2022	Dec. 26, 2020
Sales	$16,320,203	$11,558,982	$32,776,749	$23,336,361
Cost of sales	13,429,053	9,460,524	26,913,891	19,018,058
Gross profit	2,891,150	2,098,458	5,862,858	4,318,303
Operating expenses	2,446,241	1,886,396	4,786,267	3,686,662
Operating income	444,909	212,062	1,076,591	631,641
Interest expense	242,899	146,498	371,113	293,215
Other income, net	(10,676)	(15,556)	(13,928)	(1,432)
Earnings before income taxes	212,686	81,120	719,406	339,858
Income taxes	45,245	13,831	173,952	55,669
Net earnings	$167,441	$67,289	$545,454	$284,189

Net earnings:
Basic earnings per share	$0.33	$0.13	$1.07	$0.56
Diluted earnings per share	0.33	0.13	1.06	0.56

Average shares outstanding	511,044,400	510,006,754	511,780,234	509,567,080
Diluted shares outstanding	514,574,889	512,742,792	515,178,910	511,740,778

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Jan. 1, 2022	Dec. 26, 2020	Jan. 1, 2022	Dec. 26, 2020
Net earnings	$167,441	$67,289	$545,454	$284,189
Other comprehensive (loss) income:
Foreign currency translation adjustment	(26,870)	222,507	(114,064)	335,647
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155	4,310	4,310
Change in net investment hedges	8,362	(20,666)	18,527	(31,927)
Change in cash flow hedges	(6,101)	12,335	(6,530)	(632)
Amortization of prior service cost	74	137	148	274
Amortization of actuarial gain	5,488	7,793	11,855	15,558
Change in marketable securities	(1,429)	(44)	(1,740)	(518)
Total other comprehensive (loss) income	(18,321)	224,217	(87,494)	322,712
Comprehensive income	$149,120	$291,506	$457,960	$606,901

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of October 2, 2021	765,174,900	$765,175	$1,655,110	$10,288,291	$(1,217,937)	252,825,080	$(9,817,347)	$1,673,292
Net earnings				167,441				167,441
Foreign currency translation adjustment					(26,870)			(26,870)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(6,101)			(6,101)
Change in net investment hedges, net of tax					8,362			8,362
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					5,562			5,562
Change in marketable securities, net of tax					(1,429)			(1,429)
Dividends declared ($0.47 per common share)				(239,107)				(239,107)
Treasury stock purchases						5,679,298	(415,824)	(415,824)
Increase in ownership interest in subsidiaries			(304)					(304)
Share-based compensation awards			35,681			(470,522)	18,214	53,895
Balance as of January 1, 2022	765,174,900	$765,175	$1,690,487	$10,216,625	$(1,236,258)	258,033,856	$(10,214,957)	$1,221,072

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 26, 2020	765,174,900	$765,175	$1,534,281	$10,546,598	$(1,612,386)	256,075,772	$(9,933,657)	$1,300,011
Net earnings				67,289				67,289
Foreign currency translation adjustment					222,507			222,507
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					12,335			12,335
Change in net investment hedges, net of tax					(20,666)			(20,666)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					7,930			7,930
Change in marketable securities, net of tax					(44)			(44)
Dividends declared ($0.45 per common share)				(230,394)				(230,394)
Share-based compensation awards			30,974			(899,303)	34,702	65,676
Balance as of December 26, 2020	765,174,900	$765,175	$1,565,255	$10,383,493	$(1,388,169)	255,176,469	$(9,898,955)	$1,426,799

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 3, 2021	765,174,900	$765,175	$1,619,995	$10,151,706	$(1,148,764)	253,342,595	$(9,835,216)	$1,552,896
Net earnings				545,454				545,454
Foreign currency translation adjustment					(114,064)			(114,064)
Amortization of cash flow hedges, net of tax					4,310			4,310
Change in cash flow hedges, net of tax					(6,530)			(6,530)
Change in net investment hedges, net of tax					18,527			18,527
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					12,003			12,003
Change in marketable securities, net of tax					(1,740)			(1,740)
Dividends declared ($0.94 per common share)				(480,535)				(480,535)
Treasury stock purchases						5,679,298	(415,824)	(415,824)
Increase in ownership interest in subsidiaries			(304)					(304)
Share-based compensation awards			70,796			(988,037)	36,083	106,879
Balance as of January 1, 2022	765,174,900	$765,175	$1,690,487	$10,216,625	$(1,236,258)	258,033,856	$(10,214,957)	$1,221,072

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 27, 2020	765,174,900	$765,175	$1,506,901	$10,563,008	$(1,710,881)	256,915,825	$(9,965,590)	$1,158,613
Net earnings				284,189				284,189
Foreign currency translation adjustment					335,647			335,647
Amortization of cash flow hedges, net of tax					4,310			4,310
Change in cash flow hedges, net of tax					(632)			(632)
Change in net investment hedges, net of tax					(31,927)			(31,927)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					15,832			15,832
Change in marketable securities, net of tax					(518)			(518)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), net of tax				(2,068)				(2,068)
Dividends declared ($0.90 per common share)				(461,636)				(461,636)
Share-based compensation awards			58,354			(1,739,356)	66,635	124,989
Balance as of December 26, 2020	765,174,900	$765,175	$1,565,255	$10,383,493	$(1,388,169)	255,176,469	$(9,898,955)	$1,426,799

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	26-Week Period Ended
	Jan. 1, 2022	Dec. 26, 2020
Cash flows from operating activities:
Net earnings	$545,454	$284,189
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	60,254	47,122
Depreciation and amortization	377,763	365,332
Operating lease asset amortization	54,856	55,231
Amortization of debt issuance and other debt-related costs	11,014	12,946
Deferred income taxes	(72,892)	(107,821)
Provision for losses on receivables	1,508	(94,242)
Loss on extinguishment of debt	115,603	—
Loss on sale of business	—	12,043
Other non-cash items	1,103	(9,312)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(385,179)	192,121
(Increase) decrease in inventories	(357,908)	37,345
Increase in prepaid expenses and other current assets	(12,560)	(22,519)
Increase in accounts payable	83,214	84,708
Increase in accrued expenses	95,388	20,108
Decrease in operating lease liabilities	(65,123)	(63,496)
(Decrease) increase in accrued income taxes	(111,227)	63,385
(Increase) decrease in other assets	(4,255)	20,576
Increase in other long-term liabilities	40,034	38,962
Net cash provided by operating activities	377,047	936,678
Cash flows from investing activities:
Additions to plant and equipment	(181,374)	(163,944)
Proceeds from sales of plant and equipment	5,450	15,510
Acquisition of businesses, net of cash acquired	(769,658)	—
Purchase of marketable securities	(18,539)	(36,121)
Proceeds from sales of marketable securities	16,648	20,797
Other investing activities	6,651	—
Net cash used for investing activities	(940,822)	(163,758)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	—	6,463
Other debt borrowings including senior notes	1,249,995	4,094
Other debt repayments	(23,050)	(773,663)
Redemption premiums and repayments of senior notes	(1,395,668)	—
Debt issuance costs	(15,547)	—
Cash received from termination of interest rate swap agreements	23,127	—
Proceeds from stock option exercises	36,083	66,635
Stock repurchases	(415,824)	—
Dividends paid	(481,386)	(458,717)
Other financing activities	(5,297)	(873)
Net cash used for financing activities	(1,027,567)	(1,156,061)
Effect of exchange rates on cash, cash equivalents and restricted cash	(10,868)	77,056
Net decrease in cash, cash equivalents and restricted cash	(1,602,210)	(306,085)
Cash, cash equivalents and restricted cash at beginning of period	3,037,100	6,095,570
Cash, cash equivalents and restricted cash at end of period	$1,434,890	$5,789,485
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$258,436	$290,926
Income taxes, net of refunds	342,628	110,453
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

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Jan. 1, 2022	Dec. 26, 2020
	(In thousands)
Cash and cash equivalents	$1,374,276	$5,767,034
Restricted cash (1)	60,614	22,451
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,434,890	$5,789,485

(1)Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

2. NEW ACCOUNTING STANDARDS

Government Assistance

In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-10, “Government Assistance (Topic 832),” which requires business entities to make annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model. For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021; however, early adoption is permitted. The guidance may be applied either prospectively to all in-scope transactions that are reflected in the financial statements at the date of initial application and to new transactions that are entered into after the date of initial application, or retrospectively. The company is currently reviewing the provisions of the new standard.

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $3.8 billion and $3.5 billion as of January 1, 2022 and July 3, 2021, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of January 1, 2022, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Jan. 1, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,403,763	$396,232	$513,138	$—	$3,313,133
Canned and dry products	2,087,808	560,623	155,615	30	2,804,076
Frozen fruits, vegetables, bakery and other	1,508,462	518,271	292,185	—	2,318,918
Poultry	1,351,188	240,755	223,348	—	1,815,291
Dairy products	1,114,145	289,380	139,735	—	1,543,260
Fresh produce	1,037,683	214,823	64,048	—	1,316,554
Paper and disposables	894,553	114,634	193,010	12,792	1,214,989
Seafood	585,713	110,337	33,980	—	730,030
Beverage products	246,365	107,156	131,517	18,827	503,865
Other (1)	268,475	254,061	24,747	212,804	760,087
Total Sales	$11,498,155	$2,806,272	$1,771,323	$244,453	$16,320,203

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

	26-Week Period Ended Jan. 1, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$4,848,224	$813,403	$987,794	$—	$6,649,421
Canned and dry products	4,164,582	1,142,518	293,212	30	5,600,342
Frozen fruits, vegetables, bakery and other	3,009,755	1,036,526	565,332	—	4,611,613
Poultry	2,702,388	481,956	452,706	—	3,637,050
Dairy products	2,215,569	594,492	279,959	—	3,090,020
Fresh produce	2,024,685	433,786	130,611	—	2,589,082
Paper and disposables	1,805,903	234,374	381,253	28,291	2,449,821
Seafood	1,278,726	231,802	67,204	—	1,577,732
Beverage products	502,750	224,377	269,032	40,916	1,037,075
Other (1)	548,536	508,285	48,253	429,519	1,534,593
Total Sales	$23,101,118	$5,701,519	$3,475,356	$498,756	$32,776,749

(1)Other sales relate to non-food products, including textiles and amenities for our hotel supply business, and other janitorial products, medical supplies and smallwares.

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

4. ACQUISITIONS

During the first 26 weeks of fiscal 2022, the company paid cash of $769.7 million for several acquisitions. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of January 1, 2022, aggregate contingent consideration outstanding was $90.9 million, of which $88.3 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 measurement.

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

(1) The excess purchase price of $717.1 million was assigned to goodwill and intangibles, a portion of which is deductible for income tax purposes. Goodwill of $491.6 million has been assigned to the U.S. Foodservice Operations reportable segment. Intangible assets include customer relationships of $116.0 million with a weighted average life of 8 years and trade names of $109.5 million with a weighted average life of 15 years. Amortization expense is being recognized on a straight-line basis and was $9.2 million for the first 26 weeks of fiscal 2022

The first 26 weeks of fiscal 2022 includes the results of operations of Greco for the period from August 12, 2021 to January 1, 2022. The results were not material to the consolidated results of the company for the first 26 weeks of fiscal 2022.

5.  FAIR VALUE MEASUREMENTS

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

The following tables present the company’s assets measured at fair value on a recurring basis as of January 1, 2022 and July 3, 2021:

	Assets Measured at Fair Value as of Jan. 1, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$1,015,187	$300,003	$—	$1,315,190
Other assets (1)	60,614	—	—	60,614
Total assets at fair value	$1,075,801	$300,003	$—	$1,375,804

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 3, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$2,805,961	$3	$—	$2,805,964
Other assets (1)	29,977	—	—	29,977
Total assets at fair value	$2,835,938	$3	$—	$2,835,941

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $13.0 billion as of January 1, 2022 and $13.3 billion as of July 3, 2021, while the carrying value was $11.1 billion as of both January 1, 2022 and July 3, 2021.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 26 weeks of fiscal 2022. The following table presents the company’s available-for-sale marketable securities as of January 1, 2022 and July 3, 2021:

	Jan. 1, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$95,077	$1,588	$(1,123)	$95,542	$—	$95,542
Government bonds	30,213	2,950	(24)	33,139	—	33,139
Total marketable securities	$125,290	$4,538	$(1,147)	$128,681	$—	$128,681

	Jul. 3, 2021
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$92,547	$2,491	$(456)	$94,582	$11,570	$83,012
Government bonds	31,552	3,556	—	35,108	—	35,108
Total marketable securities	$124,099	$6,047	$(456)	$129,690	$11,570	$118,120

As of January 1, 2022, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Jan. 1, 2022
(In thousands)
Due in one year or less	$—
Due after one year through five years	88,084
Due after five years through ten years	40,597
Total	$128,681

There were no significant realized gains or losses in marketable securities in the first 26 weeks of fiscal 2022.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. In the second quarter of fiscal 2022, Sysco settled some of its previously held interest rate swap contracts for proceeds of $23.1 million, which had a notional value of $500 million, due to the redemption of the entire $500 million aggregate principal amount of Sysco’s outstanding 3.550% Senior Notes due 2025 in December 2021.

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of January 1, 2022 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
June 2023	Euro	500

Hedging of foreign currency risk
Various (January 2022 to April 2022)	Swedish Krona	245
Various (January 2022 to June 2022)	British Pound Sterling	20
June 2023	Euro	500

Hedging of fuel risk
Various (January 2022 to June 2022)	Gallons	22

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of January 1, 2022 and July 3, 2021 are as follows:

		Derivative Fair Value
	Balance Sheet location	Jan. 1, 2022	Jul. 3, 2021
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other assets	$3,970	$43,217

Cash Flow Hedges:
Fuel swaps	Other current assets	$8,766	$16,732
Foreign currency forwards	Other current assets	183	42
Fuel swaps	Other current liabilities	102	—
Foreign currency forwards	Other current liabilities	473	46

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	Jan. 1, 2022	Dec. 26, 2020	Jan. 1, 2022	Dec. 26, 2020
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$242,899	$146,498	$371,113	$293,215
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$29,787	$(3,793)	$27,355	$(13,791)
Derivatives designated as hedging instruments	(39,473)	(296)	(47,862)	3,161

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		26-Week Period Ended
	Jan. 1, 2022	Dec. 26, 2020	Jan. 1, 2022	Dec. 26, 2020
	(In thousands)
Interest expense	$(5,367)	$(9,735)	$(11,892)	$(24,568)
Decrease in fair value of debt	(35,154)	(5,942)	(39,247)	(10,777)
Hedged items	$29,787	$(3,793)	$27,355	$(13,791)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended January 1, 2022 and December 26, 2020, presented on a pretax basis, are as follows:

	13-Week Period Ended Jan. 1, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(7,588)	Operating expense	$9,608
Foreign currency contracts	(356)	Cost of sales / Other income	—
Total	$(7,944)		$9,608

Derivatives in net investment hedging relationships:
Foreign denominated debt	$11,149	N/A	$—
Total	$11,149		$—

	13-Week Period Ended Dec. 26, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$16,939	Operating expense	$(7,613)
Foreign currency contracts	(587)	Cost of sales / Other income	—
Total	$16,352		$(7,613)

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(27,554)	N/A	$—
Total	$(27,554)		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 26-week periods ended January 1, 2022 and December 26, 2020, presented on a pretax basis, are as follows:

	26-Week Period Ended Jan. 1, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(8,073)	Operating expense	$17,580
Foreign currency contracts	(434)	Cost of sales / Other income	—
Total	$(8,507)		$17,580

Derivatives in net investment hedging relationships:
Foreign denominated debt	$24,702	N/A	$—
Total	$24,702		$—

	26-Week Period Ended Dec. 26, 2020
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$19,830	Operating expense	$(16,265)
Foreign currency contracts	(20,319)	Cost of sales / Other income	(2,692)
Total	$(489)		$(18,957)

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(47,953)	N/A	$—
Total	$(47,953)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of January 1, 2022 are as follows:

	Jan. 1, 2022
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(568,272)	$(3,970)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of July 3, 2021 are as follows:

	Jul. 3, 2021
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(1,065,364)	$(43,217)

8. DEBT

The company has a $2.0 billion long-term revolving credit facility that expires on June 28, 2024, subject to extension. As of January 1, 2022, there were no borrowings outstanding under this facility. During the first quarter of fiscal 2022, Sysco amended its revolving credit facility to (a) eliminate the covenant that had restricted (i) increases to the company’s regular quarterly dividend and (ii) share repurchases, in each case, until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense, and (b) adjust the covenant requiring Sysco to maintain a certain ratio of consolidated EBITDA to consolidated interest expense.

Sysco has a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of January 1, 2022, there were no commercial paper issuances outstanding under this program. During the first 26 weeks of fiscal 2022, there were no borrowing activities under our commercial paper programs, long-term revolving credit facility or short-term bank notes.

On December 14, 2021, Sysco issued senior notes (the “Notes”) totaling $1.25 billion. Details of the Notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
December 14, 2031 (the 2031 Notes)	$450	2.45%	99.578%
December 14, 2051 (the 2051 Notes)	800	3.15	99.308

The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness. Interest on the Notes will be paid semi-annually in arrears on June 14 and December 14, beginning June 14, 2022. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the 2031 Notes before the date that is three months prior to the maturity date, or (ii) the 2051 Notes before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed that would be due if such senior notes matured on the applicable date described above. If Sysco elects to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Notes redeemed to the redemption date.

On December 14, 2021, Sysco redeemed $1.25 billion in combined aggregate principal amount of its 5.650% Senior Notes due 2025 (the “5.650% Notes”) and 3.550% Senior Notes due 2025 (the “3.550% Notes”). Sysco used the net proceeds from the offering of the Notes, together with cash on hand, to fund the redemption of all of Sysco’s outstanding 5.650% Notes and 3.550% Notes. The redemption price for the senior notes of each such series that were redeemed was the principal amount of such senior notes plus a “make-whole” amount determined in accordance with the indenture governing such senior notes and accrued and unpaid interest to the applicable redemption date. The redemption was considered to be a debt extinguishment. As such, Sysco recognized a loss on extinguishment of debt of $115.6 million, which is recorded as a component of interest expense in the accompanying consolidated results of operations. Of this loss, $132.7 million was attributable to the purchase premium paid to the noteholders, and $6.0 million was attributable to the write-off of unamortized debt issuance costs and debt discount associated with the redeemed notes, offset by a gain of $23.1 million attributable to the termination of interest rate swap agreements that were serving as a fair value hedge.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Jan. 1, 2022	Dec. 26, 2020	Jan. 1, 2022	Dec. 26, 2020
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$167,441	$67,289	$545,454	$284,189
Denominator:
Weighted-average basic shares outstanding	511,044,400	510,006,754	511,780,234	509,567,080
Dilutive effect of share-based awards	3,530,489	2,736,038	3,398,676	2,173,698
Weighted-average diluted shares outstanding	514,574,889	512,742,792	515,178,910	511,740,778
Basic earnings per share	$0.33	$0.13	$1.07	$0.56
Diluted earnings per share	$0.33	$0.13	$1.06	$0.56

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,124,000 and 6,287,000 for the second quarter of fiscal 2022 and fiscal 2021, respectively. The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,044,000 and 6,199,000 for the first 26 weeks of fiscal 2022 and fiscal 2021, respectively.

10.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $149.1 million and $291.5 million for the second quarter of fiscal 2022 and fiscal 2021, respectively. Comprehensive income was $458.0 million and $606.9 million for the first 26 weeks of fiscal 2022 and fiscal 2021, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Jan. 1, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$99	$25	$74
Amortization of actuarial loss, net	Other expense, net	7,401	1,913	5,488
Total reclassification adjustments		7,500	1,938	5,562
Foreign currency translation:
Foreign currency translation adjustment	N/A	(26,870)	—	(26,870)
Marketable securities:
Change in marketable securities (1)	N/A	(1,808)	(379)	(1,429)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	(7,944)	(1,843)	(6,101)
Change in net investment hedge	N/A	11,149	2,787	8,362
Total other comprehensive income before reclassification adjustments		3,205	944	2,261
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive loss		$(15,099)	$3,222	$(18,321)

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2022.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Dec. 26, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$183	$46	$137
Amortization of actuarial loss, net	Other expense, net	10,387	2,594	7,793
Total reclassification adjustments		10,570	2,640	7,930
Foreign currency translation:
Foreign currency translation adjustment	N/A	222,507	—	222,507
Marketable securities:
Change in marketable securities (1)	N/A	(55)	(11)	(44)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	16,352	4,017	12,335
Change in net investment hedges	N/A	(27,554)	(6,888)	(20,666)
Total other comprehensive income before reclassification adjustments		(11,202)	(2,871)	(8,331)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income		$224,694	$477	$224,217

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2021.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Jan. 1, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$198	$50	$148
Amortization of actuarial loss, net	Other expense, net	15,887	4,032	11,855
Total reclassification adjustments		16,085	4,082	12,003
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	(114,064)	—	(114,064)
Marketable securities:
Change in marketable securities (1)	N/A	(2,201)	(461)	(1,740)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(8,507)	(1,977)	(6,530)
Change in net investment hedges	N/A	24,702	6,175	18,527
Total other comprehensive income before reclassification adjustments		16,195	4,198	11,997
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,748	1,438	4,310
Total other comprehensive income (loss)		$(78,237)	$9,257	$(87,494)

(1) Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2022.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Dec. 26, 2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$366	$92	$274
Amortization of actuarial loss, net	Other expense, net	20,740	5,182	15,558
Total reclassification adjustments		21,106	5,274	15,832
Foreign currency translation:
Foreign currency translation adjustment	N/A	335,647	—	335,647
Marketable securities:
Change in marketable securities (1)	N/A	(655)	(137)	(518)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge (3)	Operating expenses (2)	(489)	143	(632)
Change in net investment hedges	N/A	(47,953)	(16,026)	(31,927)
Total other comprehensive income before reclassification adjustments		(48,442)	(15,883)	(32,559)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,748	1,438	4,310
Total other comprehensive (loss) income		$313,404	$(9,308)	$322,712

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2021.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(3) Change in cash flow hedges includes the termination of some cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Jan. 1, 2022
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 3, 2021	$(1,061,991)	$(40,092)	$(51,096)	$4,415	$(1,148,764)
Equity adjustment from foreign currency translation	—	(114,064)	—	—	(114,064)
Amortization of cash flow hedges	—	—	4,310	—	4,310
Change in net investment hedges	—	—	18,527	—	18,527
Change in cash flow hedge	—	—	(6,530)	—	(6,530)
Amortization of unrecognized prior service cost	148	—	—	—	148
Amortization of unrecognized net actuarial losses	11,855	—	—	—	11,855
Change in marketable securities	—	—	—	(1,740)	(1,740)
Balance as of Jan. 1, 2022	$(1,049,988)	$(154,156)	$(34,789)	$2,675	$(1,236,258)

	26-Week Period Ended Dec. 26, 2020
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2020	$(1,265,714)	$(402,384)	$(49,878)	$7,095	$(1,710,881)
Equity adjustment from foreign currency translation	—	335,647	—	—	335,647
Amortization of cash flow hedges	—	—	4,310	—	4,310
Change in net investment hedges	—	—	(31,927)	—	(31,927)
Change in cash flow hedge	—	—	(632)	—	(632)
Amortization of unrecognized prior service cost	274	—	—	—	274
Amortization of unrecognized net actuarial losses	15,558	—	—	—	15,558
Change in marketable securities	—	—	—	(518)	(518)
Balance as of Dec. 26, 2020	$(1,249,882)	$(66,737)	$(78,127)	$6,577	$(1,388,169)

11.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 26 weeks of fiscal 2022, options to purchase 1,224,150 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2022 was $17.39.

In the first 26 weeks of fiscal 2022, employees were granted 470,720 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 26 weeks of fiscal 2022 was $76.75. The PSUs will convert into shares of Sysco common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 26 weeks of fiscal 2022, employees were granted 201,922 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 26 weeks of fiscal 2022 was $76.49.

Employee Stock Purchase Plan

Plan participants purchased 465,814 shares of common stock under the ESPP during the first 26 weeks of fiscal 2022. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.78 during the first 26 weeks of fiscal 2022. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $60.3 million and $47.1 million for the first 26 weeks of fiscal 2022 and fiscal 2021, respectively.

As of January 1, 2022, there was $133.6 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.86 years.

12.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the second quarter and first 26 weeks of fiscal 2022 were 21.27% and 24.18%, respectively. As compared to the company’s statutory tax rate, the higher effective tax rate for the second quarter and first 26 weeks of fiscal 2022 was impacted by the increase in our reserve for uncertain tax positions of $12.0 million in the first quarter, partially offset by (1) the favorable impact of excess tax benefits of equity-based compensation that totaled $1.4 million and $2.9 million, respectively, and (2) the impact of corporate-owned life insurance policies that totaled an unfavorable $1.0 million in the second quarter and a favorable $1.0 million in the first 26 weeks of fiscal 2022. The effective tax rates for the second quarter and first 26 weeks of fiscal 2021 were 17.05% and 16.38%, respectively. As compared to the company’s statutory tax rate, the lower effective tax rate for the second quarter and first 26 weeks of fiscal 2021 was impacted by (1) the favorable impact of excess tax benefits of equity-based compensation that totaled $4.3 million and $6.6 million, respectively, (2) the $7.6 million tax benefit attributable to the sale of the stock of Cake Corporation in the first quarter, and (3) the impact of changes in tax law in the United Kingdom (U.K.) of $5.5 million in the first quarter.

Uncertain Tax Positions

As of January 1, 2022, the gross amount of unrecognized tax benefit and related accrued interest was $32.4 million and $4.6 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended		26-Week Period Ended
	Jan. 1, 2022	Dec. 26, 2020	Jan. 1, 2022	Dec. 26, 2020
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$11,498,155	$7,924,143	$23,101,118	$15,845,676
International Foodservice Operations	2,806,272	1,967,789	5,701,519	4,131,482
SYGMA	1,771,323	1,520,401	3,475,356	3,044,549
Other	244,453	146,649	498,756	314,654
Total	$16,320,203	$11,558,982	$32,776,749	$23,336,361

	13-Week Period Ended		26-Week Period Ended
	Jan. 1, 2022	Dec. 26, 2020	Jan. 1, 2022	Dec. 26, 2020
Operating income (loss):	(In thousands)		(In thousands)
U.S. Foodservice Operations	$676,822	$485,251	$1,474,345	$1,073,660
International Foodservice Operations	10,745	(79,949)	47,421	(80,486)
SYGMA	(6,729)	11,328	(9,176)	23,020
Other	183	(1,018)	6,639	(1,023)
Total segments	681,021	415,612	1,519,229	1,015,171
Global Support Center	(236,112)	(203,550)	(442,638)	(383,530)
Total operating income	444,909	212,062	1,076,591	631,641
Interest expense	242,899	146,498	371,113	293,215
Other (income) expense, net	(10,676)	(15,556)	(13,928)	(1,432)
Earnings before income taxes	$212,686	$81,120	$719,406	$339,858

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

Highlights

Our second quarter of fiscal 2022 results were primarily attributable to sales growth that surpassed second quarter of fiscal 2019 levels by 10.5%. We experienced sequential volume improvements through the second quarter as compared to fiscal 2019 until December, when sales began to slow down as the Omicron variant began negatively impacting our customers. We believe customers are responding positively to Sysco’s relative supply chain strength, our new purpose platform and our improving capabilities driven by our Recipe for Growth strategy. Our financial results demonstrate our ability to gain market share in this business climate. We continue to experience double-digit product inflation and incur incremental operating expenses associated with labor challenges driven by the current COVID environment, as well as the costs attributable to our snap back and transformation efforts. These have pressured our earnings growth. See below for a comparison of our fiscal 2022 results to our fiscal 2021 results, both including and excluding Certain Items (as defined below).

Comparisons of results from the second quarter of fiscal 2022 to the second quarter of fiscal 2021 are presented below:

•Sales:
◦increased 41.2%, or $4.8 billion, to $16.3 billion;
•Operating income:
◦increased 109.8%, or $232.8 million, to $444.9 million;
◦adjusted operating income increased 111.8%, or $261.6 million, to $495.7 million;
•Net earnings:

◦increased 148.8%, or $100.2 million, to $167.4 million;
◦adjusted net earnings increased 240.0%, or $206.1 million, to $291.9 million;
•Basic earnings per share:
◦increased 153.8%, or $0.20, to $0.33 per share;
•Diluted earnings per share:
◦increased 153.8%, or $0.20, to $0.33 per share;
◦adjusted diluted earnings per share increased 235.3%, or $0.40, to $0.57 in fiscal 2022;
•EBITDA:
◦increased 56.8%, or $234.5 million, to $646.9 million; and
◦adjusted EBITDA increased 62.9%, or $258.9 million, to $670.7 million.

Comparisons of results from the first 26 weeks of fiscal 2022 to the first 26 weeks of fiscal 2021 are presented below:

•Sales:
◦increased 40.5%, or $9.4 billion, to $32.8 billion;
•Operating income:
◦increased 70.4%, or $445.0 million, to $1.1 billion;
◦adjusted operating income increased 97.2%, or $582.0 million, to $1.2 billion;
•Net earnings:
◦increased 91.9%, or $261.3 million, to $0.5 billion;
◦adjusted net earnings increase 178.4%, or $462.6 million, to $721.9 million;
•Basic earnings per share:
◦increased 91.1%, or $0.51, to $1.07 per share;
•Diluted earnings per share:
◦increased 89.3%, or $0.50, to $1.06 per share; and
◦adjusted diluted earnings per share increased 174.5%, or $0.89, to $1.40 in fiscal 2022;
•EBITDA:
◦increased 47.1%, or $469.9 million, to $1.5 billion; and
◦adjusted EBITDA increased 62.7%, or $587.0 million, to $1.5 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; acquisition-related costs consisting of: (1) intangible amortization expense; (2) acquisition costs and due diligence costs related to our significant acquisitions; and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for the first 26 weeks of fiscal 2022 were also impacted by debt extinguishment costs and the increase in reserves for uncertain tax positions. Our results for the first 26 weeks of fiscal 2021 were also impacted by a loss on the sale of a business.

The fiscal 2022 and fiscal 2021 items discussed above are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our total Sysco and our International Foodservice Operations results on a constant currency basis.

Trends

Economic and Industry Trends

The food-away-from-home sector continues to experience an overall recovery as compared to fiscal 2021. However, beginning on the weekend after Thanksgiving, the Omicron variant of COVID-19 negatively impacted our customers due to the reintroduction of significant restrictions on their businesses. Our business in Europe was impacted first, which affected our sales and volume performance, most notably in the United Kingdom and France. We have also experienced an impact in the majority of Canada, where restaurants began closing for on-premise dining towards the end of the second quarter of fiscal 2022. While such restrictions are slowly starting to ease in February, these types of restrictions impact our customers’ performance and ordering patterns. In the U.S., demand has declined due to changes in end-consumer behavior over concerns of vaccination breakthrough infections. We expect the top-line impact from the Omicron variant to continue into the third quarter of fiscal 2022. Despite the impact of the Omicron variant, Sysco gained market-share in the second quarter of fiscal 2022.

Sales and Gross Profit Trends

Our sales and gross profit performance can be influenced by multiple factors, including price, volume, inflation, customer mix and product mix. The most significant factor affecting performance in the second quarter of fiscal 2022 was volume growth, as we experienced strong results from both independent and chain customers, driven by a 17.6% improvement in local case volume and a 22.5% improvement in total case volume within our U.S. Broadline operations, in each instance as compared to the second quarter of fiscal 2021. Sysco continues to lead the industry in how we are supporting our customers during this challenging supply chain period, including no order minimums, when there has been industry-wide product shortages. This has enabled us to gain market share during the second quarter of fiscal 2022. We expect our volumes to continue their recovery to fiscal 2019 levels relatively quickly once the Omicron variant peaks are passed and government restrictions ease. However, we believe this impact of the Omicron variant and the subsequent recovery will delay our volumes reaching fiscal 2019 levels later than we originally forecast. This expectation assumes additional variants of concern do not arise. We are on track to exceed our stated goal of achieving growth at a rate of 1.2 times the industry in fiscal 2022, and we believe that our Recipe for Growth strategy will enable us to accelerate over the next three years and grow at 1.5 times the pace of the industry by the end of fiscal 2024.

Product cost inflation has also been a driver of our sales and gross profit performance. We experienced inflation at a rate of 14.6% and 13.8% in the second quarter and first 26 weeks of fiscal 2022, respectively, in our U.S. Broadline operations, primarily in the meat and poultry categories. We have been successful in managing our inflation, resulting in an increase in gross profit dollars. Gross margin decreased 44 and 62 points in the second quarter and the first 26 weeks of fiscal 2022, respectively, as compared to the same prior year periods, largely due to the impact of product cost inflation.

Operating Expense Trends

Total operating expenses increased 29.7% and 29.8% during the second quarter and first 26 weeks of fiscal 2022, respectively, as compared to the second quarter and first 26 weeks of fiscal 2021, driven by the variable costs associated with significantly increased volumes, increased labor costs stemming from supply chain issues and transformation investments towards our Recipe for Growth strategy. We have made a purposeful response to the COVID-generated labor and safety environment in which we are operating, with $73.0 million in snap back operating investments such as recruiting costs, hiring marketing, vaccination promotion, contract labor and sign-on and retention bonuses during the quarter. Omicron has also resulted in job absences, increasing our contract labor and overtime costs. We continued to improve our staffing levels in the second quarter of fiscal 2022, primarily for transportation and warehouse staff. Onboarding new associates in our industry requires ample training and time to improve productivity; therefore, some of our expense increases have occurred as we have not yet achieved those additional productivity gains. We expect our snap back operating expenses to decline in the third quarter of fiscal 2022 and expect to make progress on productivity over time. Our operating results in the second quarter of fiscal 2022 included $43.5 million of operating expense investments for our Recipe for Growth strategy. We are making these necessary investments to ensure that we can serve our customers to enable us to continue increasing market share, profitably, at the national and local level; however, the higher operating expenses had a negative impact on our results for the quarter. Even with those significant snap back and transformation operating expense investments, offset by the continued benefit of our cost-savings efforts, we leveraged our adjusted operating expense structure. We expect our operating expenses related to our investment for our Recipe for Growth to remain elevated for the remainder of the fiscal year.

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

Our effective tax rate has been influenced by discrete events, such as tax law changes and excess tax benefits attributable to equity compensation exercises as discussed in Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Net Earnings and Earnings per Share Trends

In a typical fiscal year prior to the COVID pandemic, our second half earnings are generally weighted around 40% in the third quarter and 60% in the fourth quarter due to the normal seasonality of our business. For fiscal 2022, we expect our second half earnings per share and adjusted earnings per share to be weighted even more to the fourth quarter. We expect a stronger fourth quarter this year, relative to the third quarter, as a result of anticipated volume recovery, lower snap-back expenses and improved operating productivity. For these expectations, we are assuming no further COVID variant disruptions to our operating environment.

Comparisons to Fiscal 2019

In assessing our financial performance through the business recovery, Sysco’s management compared our results in fiscal 2022 against our corresponding fiscal 2019 results.

Comparisons of results from the second quarter of fiscal 2022 to the second quarter of fiscal 2019 are presented below:

•Sales:
◦increased 10.5%, or $1.6 billion, as compared to fiscal 2019;
•Operating income:
◦decreased 1.5%, or $7.0 million, as compared to fiscal 2019;
◦adjusted operating income decreased 17.8%, or $107.7 million, as compared to fiscal 2019;
•EBITDA:
◦increased 0.1%, or $0.4 million, as compared to fiscal 2019;
◦adjusted EBITDA decreased 10.8%, or $81.4 million, as compared to fiscal 2019;
•Diluted earnings per share:
◦decreased 35.3%, or $0.18, as compared to fiscal 2019; and
◦adjusted diluted earnings per share decreased 24.0%, or $0.18, as compared to fiscal 2019.

Comparisons of results from the first 26 weeks of fiscal 2022 to the first 26 weeks of fiscal 2019 are presented below:

•Sales:
◦increased 9.3%, or $2.8 billion, as compared to fiscal 2019;
•Operating income:
◦decreased 0.3%, or $3.4 million, as compared to fiscal 2019;
◦adjusted operating income decreased 8.8%, or $114.3 million, as compared to fiscal 2019;
•EBITDA:
◦increased 0.5%, or $7.2 million, as compared to fiscal 2019;
◦adjusted EBITDA decreased 5.4%, or $86.2 million, as compared to fiscal 2019;
•Diluted earnings per share:
◦decreased 20.3%, or $0.27, as compared to fiscal 2019; and
◦adjusted diluted earnings per share decreased 15.7%, or $0.26, as compared to fiscal 2019.

Key items impacting the comparability of Sysco’s results in the second quarter of fiscal 2022 to the second quarter of fiscal 2019 included the one-time and short-term expenses associated with the business recovery and the operating expense investments towards our Recipe for Growth strategy.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy, where we plan to cultivate new channels, new segments and new capabilities. We have completed the following acquisitions thus far in fiscal 2022:

•In the first quarter of fiscal 2022, we acquired Greco and Sons, a leading independent specialty Italian distributor in the United States. We expect this acquisition to deliver over $1 billion in incremental sales to Sysco in fiscal 2022.
•In the first quarter of fiscal 2022, we acquired a specialty food distributor in the United Kingdom.
•In the second quarter of fiscal 2022, we acquired Paragon Foodservice, a regional broadline fresh produce distributor in western Pennsylvania. The acquisition will operate as part of Sysco’s U.S. specialty produce business.

Sysco has entered into an agreement to acquire The Coastal Companies, a leading fresh produce distributor and value-added processer on the East Coast. The acquisition will operate as part of Sysco’s U.S. specialty produce business, and we anticipate the closing to occur in the third quarter of fiscal 2022.

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

Our various business transformation initiatives remain on track, such as the centralized pricing tool project, which is substantially complete for U.S. local customers, and which enables Sysco to strategically manage the high levels of inflation that we are currently experiencing. Other initiatives, such as our personalization engine, continue to expand, while the sales transformation is helping our sales teams continue to win new business. Additionally, we are continuing to improve the efficiency of our organization, such as regionalizing the leadership structure of our U.S. Broadline and specialty business, as we reduce our structural expenses to fund our capital investments. We are in the initial stages of our Recipe for Growth, but we can already see the benefits of our developing capabilities in the new customers we are winning and in the progress we are making towards gaining market share. We expect that, as our Recipe for Growth matures, the impact on our top-line growth will continue to accelerate. We are committed to profitably growing 1.2 times the market for fiscal 2022 and 1.5 times the market by the end of fiscal 2024, the third year of our three-year strategic plan.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Jan. 1, 2022	Dec. 26, 2020	Jan. 1, 2022	Dec. 26, 2020
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.3	81.8	82.1	81.5
Gross profit	17.7	18.2	17.9	18.5
Operating expenses	15.0	16.3	14.6	15.8
Operating income	2.7	1.9	3.3	2.7
Interest expense	1.5	1.3	1.1	1.3
Other (income) expense, net	(0.1)	(0.1)	—	—
Earnings before income taxes	1.3	0.7	2.2	1.4
Income taxes	0.3	0.1	0.5	0.2
Net earnings	1.0%	0.6%	1.7%	1.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
	Jan. 1, 2022	Jan. 1, 2022
Sales	41.2%	40.5%
Cost of sales	41.9	41.5
Gross profit	37.8	35.8
Operating expenses	29.7	29.8
Operating income	109.8	70.4
Interest expense	65.8	26.6
Other (income) expense, net (1) (2)	(31.4)	872.6
Earnings before income taxes	162.2	111.7
Income taxes	227.1	212.5
Net earnings	148.8%	91.9%
Basic earnings per share	153.8%	91.1%
Diluted earnings per share	153.8	89.3
Average shares outstanding	0.2	0.4
Diluted shares outstanding	0.4	0.7

(1)Other (income) expense, net was income of $10.7 million and income of $15.6 million in the second quarter of fiscal 2022 and fiscal 2021, respectively.
(2)Other (income) expense, net was income of $13.9 million and income of $1.4 million in the first 26 weeks of fiscal 2022 and fiscal 2021, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Jan. 1, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$11,498,155	$2,806,272	$1,771,323	$244,453		$16,320,203
Sales increase (decrease)	45.1%	42.6%	16.5%	66.7%		41.2%
Percentage of total	70.5%	17.2%	10.9%	1.4%		100.0%

Operating income (loss)	$676,822	$10,745	$(6,729)	$183	$(236,112)	$444,909
Operating income (loss) increase (decrease)	39.5%	NM	NM	NM	16.0%	NM
Percentage of total segments	99.4%	1.6%	(1.0)%	—%		100.0%
Operating income (loss) as a percentage of sales	5.9%	0.4%	(0.4)%	0.1%		2.7%

	13-Week Period Ended Dec. 26, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$7,924,143	$1,967,789	$1,520,401	$146,649	$—	$11,558,982
Percentage of total	68.6%	17.0%	13.2%	1.2%		100.0%

Operating income	$485,251	$(79,949)	$11,328	$(1,018)	$(203,550)	$212,062
Percentage of total segments	116.8%	(19.2)%	2.7%	(0.3)%		100.0%
Operating income as a percentage of sales	6.1%	(4.1)%	0.7%	(0.7)%		1.8%

	26-Week Period Ended Jan. 1, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$23,101,118	$5,701,519	$3,475,356	$498,695	$61	$32,776,749
Sales increase (decrease)	45.8%	38.0%	14.2%	58.5%		40.5%
Percentage of total	70.5%	17.4%	10.6%	1.5%		100.0%

Operating income	$1,474,345	$47,421	$(9,176)	$6,639	$(442,638)	$1,076,591
Operating income increase (decrease)	37.3%	158.9%	(139.9)%	NM		70.4%
Percentage of total segments	97.0%	3.1%	(0.6)%	0.5%		100.0%
Operating income as a percentage of sales	6.4%	0.8%	(0.3)%	1.3%		3.3%

	26-Week Period Ended Dec. 26, 2020
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$15,845,676	$4,131,482	$3,044,549	$314,654	$—	$23,336,361
Percentage of total	67.9%	17.7%	13.0%	1.4%		100.0%

Operating income	$1,073,660	$(80,486)	$23,020	$(1,023)	$(383,530)	$631,641
Percentage of total segments	105.8%	(7.9)%	2.3%	(0.2)%		100.0%
Operating income as a percentage of sales	6.8%	(1.9)%	0.8%	(0.3)%		2.7%

Based on information in Note 14, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, in the second quarter and first 26 weeks of fiscal 2022, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 87.6% and 87.9% of Sysco’s overall sales and 101.0% and 100.2% of total segment operating income, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Jan. 1, 2022	13-Week Period Ended Dec. 26, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$11,498,155	$7,924,143	$3,574,012	45.1%
Gross profit	2,139,278	1,559,322	579,956	37.2
Operating expenses	1,462,456	1,074,071	388,385	36.2
Operating income	$676,822	$485,251	$191,571	39.5%

Gross profit	$2,139,278	$1,559,322	$579,956	37.2%
Adjusted operating expenses (Non-GAAP)	1,454,558	1,087,526	367,032	33.7
Adjusted operating income (Non-GAAP)	$684,720	$471,796	$212,924	45.1%

	26-Week Period Ended Jan. 1, 2022	26-Week Period Ended Dec. 26, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$23,101,118	$15,845,676	$7,255,442	45.8%
Gross profit	4,324,432	3,159,029	1,165,403	36.9
Operating expenses	2,850,087	2,085,369	764,718	36.7
Operating income	$1,474,345	$1,073,660	$400,685	37.3%

Gross profit	$4,324,432	$3,159,029	$1,165,403	36.9%
Adjusted operating expenses (Non-GAAP)	2,843,952	2,184,201	659,751	30.2
Adjusted operating income (Non-GAAP)	$1,480,480	$974,828	$505,652	51.9%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	23.9%	$1,895.4	25.1%	$3,980.9
Inflation (1)	14.9	1,176.4	14.2	2,243.4
Acquisitions (2)	3.7	292.4	2.9	459.3
Other (3)	2.6	209.8	3.6	571.8
Total change in sales	45.1%	$3,574.0	45.8%	$7,255.4

(1)Includes product cost inflation of 14.6% and 13.8% for U.S. Broadline operations, respectively.
(2)Includes the impact of the Greco and Sons acquisition for both periods and the Paragon acquisition for each period.
(3)Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

The primary driver of the sales increase in the second quarter and the first 26 weeks of fiscal 2022 was the significant improvement in case volume in our U.S. Broadline operations as a result of the business recovery from the COVID-19 pandemic. Case volumes from our U.S. Broadline operations increased 22.5% and 25.3% in the second quarter and first 26 weeks of fiscal 2022, respectively, as compared to the second quarter and first 26 weeks of fiscal 2021. This included a 17.6% and 20.8% improvement in local customer case growth in the second quarter and first 26 weeks of fiscal 2022, respectively, along with a 28.8% and 31.3% increase in national customer case volume in the second quarter and first 26 weeks of fiscal 2022, respectively. The increases in U.S. Broadline case volumes represent organic growth.

Operating Income

The increase in operating income for the second quarter and first 26 weeks of fiscal 2022, as compared to the second quarter and first 26 weeks of fiscal 2021, was driven by gross profit dollar growth and partially offset by an increase in operating expenses.

Gross profit dollar growth in the second quarter and first 26 weeks of fiscal 2022, as compared to the second quarter and first 26 weeks of fiscal 2021, was driven primarily by the improvement in local cases and management of higher inflation. The estimated change in product costs, an internal measure of inflation or deflation, for the second quarter and first 26 weeks of fiscal 2022 for our U.S. Broadline operations was inflation of 14.6% and 13.8%, respectively. For the second quarter of fiscal 2022, this change in product costs was primarily driven by inflation in the meat and poultry categories. Gross margin, which is gross profit as a percentage of sales, was 18.61% and 18.72% in the second quarter and first 26 weeks of fiscal 2022, respectively, which was a decrease of 107 basis points compared to gross margin of 19.68% in the second quarter of fiscal 2021, and a decrease of 122 basis points compared to gross margin of 19.94% in the first 26 weeks of fiscal 2021 primarily attributable to inflationary pressure.

The increase in operating expenses for the second quarter and first 26 weeks of fiscal 2022, as compared to the second quarter and first 26 weeks of fiscal 2021, was primarily driven by variable costs associated with increased volumes and largely from short-term expenses associated with the business recovery, including increases in costs for associates, which included recruiting costs, hiring marketing, vaccination promotion, contract labor and sign-on and retention bonuses. Omicron has also resulted in job absences, increasing our contract labor and overtime costs. We have also experienced an increase in operating expenses due to investments for our Recipe for Growth strategy. Additionally, we experienced a $74.1 million unfavorable comparison of bad debt expense in the first 26 weeks of fiscal 2022, as compared to the first 26 weeks of fiscal 2021, which included a net bad debt benefit due to the significant reduction of reserves on pre-pandemic receivables that were collected in fiscal 2021. Excluding the impact of these pre-pandemic receivables, our year-over-year comparison of bad debt expense has not been significant.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Jan. 1, 2022	13-Week Period Ended Dec. 26, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$2,806,272	$1,967,789	$838,483	42.6%
Gross profit	565,931	373,840	192,091	51.4
Operating expenses	555,186	453,789	101,397	22.3
Operating income (loss)	$10,745	$(79,949)	$90,694	NM

Gross profit	$565,931	$373,840	$192,091	51.4%
Adjusted operating expenses (Non-GAAP)	526,281	429,056	97,225	22.7
Adjusted operating income (Non-GAAP)	$39,650	$(55,216)	$94,866	(171.8)%

Sales on a constant currency basis (Non-GAAP)	$2,772,211	$1,967,789	$804,422	40.9%
Gross profit on a constant currency basis (Non-GAAP)	561,898	373,840	188,058	50.3
Adjusted operating expenses on a constant currency basis (Non-GAAP)	523,087	429,056	94,031	21.9
Adjusted operating income (Non-GAAP)	$38,811	$(55,216)	$94,027	(170.3)%

	26-Week Period Ended Jan. 1, 2022	26-Week Period Ended Dec. 26, 2020	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$5,701,519	$4,131,482	$1,570,037	38.0%
Gross profit	1,155,065	824,238	330,827	40.1
Operating expenses	1,107,644	904,724	202,920	22.4
Operating (loss) income	$47,421	$(80,486)	$127,907	(158.9)%

Gross profit	$1,155,065	$824,238	$330,827	40.1%
Adjusted operating expenses (Non-GAAP)	1,051,297	860,673	190,624	22.1
Adjusted operating (loss) income (Non-GAAP)	$103,768	$(36,435)	$140,203	(384.8)%

Sales on a constant currency basis (Non-GAAP)	$5,701,519	$4,131,482	$1,570,037	38.0%
Gross profit on a constant currency basis (Non-GAAP)	1,128,298	824,238	304,060	36.9
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,051,297	860,673	190,624	22.1
Adjusted operating (loss) income on a constant currency basis (Non-GAAP)	$103,768	$(36,435)	$140,203	NM

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	6.2%	$121.1	7.1%	$293.9
Foreign currency	1.8	34.9	3.8	157.8
Other (1)	34.6	682.5	27.1	1,118.3
Total change in sales	42.6%	$838.5	38.0%	$1,570.0

(1)The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the second quarter and first 26 weeks of fiscal 2022 were higher, as compared to the second quarter and first 26 weeks of fiscal 2021, primarily due to the significant improvement in volume. Volume trends were accelerating prior to the onset of the Omicron variant of COVID-19, which resulted in increased restrictions in key markets such as the United Kingdom and Canada. We continue to monitor the impact to our customers and our business as international restrictions are starting to ease, including in Ireland and the United Kingdom.

Operating Income

The increase in operating income for the second quarter and first 26 weeks of fiscal 2022, as compared to the second quarter and first 26 weeks of fiscal 2021, was primarily due to the continuing increase in sales volumes.

The increase in gross profit dollars in the second quarter and first 26 weeks of fiscal 2022, as compared to the second quarter and first 26 weeks of fiscal 2021, was primarily attributable to the increase in sales volume and inflation.

The increase in operating expenses for the second quarter and first 26 weeks of fiscal 2022, as compared to the second quarter and first 26 weeks of fiscal 2021, was primarily due to an increase in costs for associates including overtime and hiring associates to manage the business recovery. Additionally, we had an unfavorable comparison of bad debt expense, as fiscal 2021 included a reduction of reserves on pre-pandemic receivables.

Results of SYGMA and Other Segment

For SYGMA, sales were 16.5% and 14.2% higher in the second quarter and first 26 weeks of fiscal 2022, respectively, as compared to the second quarter and first 26 weeks of fiscal 2021, primarily from an increase in case volume driven by the success of national and regional quick-service restaurants, partially offset by a decrease in volume due to the planned exit of a large regional customer. Operating income decreased by $18.1 million and $32.2 million in the second quarter and first 26 weeks of fiscal 2022, respectively, as compared to the second quarter and first 26 weeks of fiscal 2021, as our increased investments in business recovery staffing drove an increase in operating expenses to exceed gross profit dollar growth from increased case volume. SYGMA operated at a loss in the second quarter and first 26 weeks of fiscal 2022, primarily due to higher than expected labor costs, which will be offset in future quarters by actions already taken.

For the operations that are grouped within Other, operating income increased $1.2 million and $7.7 million in the second quarter and first 26 weeks of fiscal 2022, respectively, as compared to the second quarter and first 26 weeks of fiscal 2021, primarily due to the recovery of our hospitality business, Guest Worldwide. This business has improved as hospitality occupancy rates have grown from prior year levels.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the second quarter of fiscal 2022 increased $26.5 million, or 13.0%, as compared to the second quarter of fiscal 2021, primarily due to an increase in self-insurance reserves and investments for our Recipe for Growth strategy. These expenses in the first 26 weeks of fiscal 2022 increased $55.5 million, or 14.6%, as compared to the first 26 weeks of fiscal 2021, primarily due to acquisition and due diligence costs, investments for our Recipe for Growth strategy, higher associate-related expenses and an increase in self-insurance reserves.

Included in Global Support Center expenses are Certain Items that totaled $14.0 million and $41.7 million in the second quarter and first 26 weeks of fiscal 2022, as compared to $12.0 million and $24.0 million in the second quarter and first 26 weeks of fiscal 2021, respectively. Certain Items impacting the second quarter and first 26 weeks of fiscal 2022 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the second quarter and first 26 weeks of fiscal 2021 were primarily expenses associated with our business technology transformation initiatives.

Interest Expense

Interest expense increased $96.4 million and $77.9 million for the second quarter and first 26 weeks of fiscal 2022, respectively, as compared to the second quarter and first 26 weeks of fiscal 2021, primarily attributable to a loss on extinguishment of debt of $115.6 million for the redemption of $1.25 billion in combined aggregate principal amount of our senior notes in the second quarter of fiscal 2022, partially offset by lower debt volume.

Net Earnings

Net earnings increased 148.8% and 91.9% in the second quarter and first 26 weeks of fiscal 2022, respectively, as compared to the second quarter and first 26 weeks of fiscal 2021, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 240.0% and 178.4% in the second quarter and first 26 weeks of fiscal 2022, respectively, primarily due to a significant increase in sales volume, partially offset by an unfavorable tax expense compared to the prior year.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2022 were $0.33, a 153.8% increase from the comparable prior year amount of $0.13 per share. Diluted earnings per share in the second quarter of fiscal 2022 were $0.33, a 153.8% increase from the comparable prior year period amount of $0.13 per share. Adjusted diluted earnings per share, excluding Certain Items, in the second quarter of fiscal 2022 were $0.57, a 235.3% increase from the comparable prior year amount of $0.17 per share.

Basic earnings per share in the first 26 weeks of fiscal 2022 were $1.07, a 91.1% increase from the comparable prior year amount of $0.51 per share. Diluted earnings per share in the first 26 weeks of fiscal 2022 were $1.06, an 89.3% increase from the comparable prior year period amount of $0.50 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 26 weeks of fiscal 2022 were $1.40, a 174.5% increase from the comparable prior year amount of $0.89 per share.

Non-GAAP Reconciliations

Our discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; acquisition-related costs consisting of: (1) intangible amortization expense and (2) acquisition costs and due diligence costs related to our acquisitions; and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2022 were also impacted by debt extinguishment costs and the increase in reserves for uncertain tax positions. Our results for the first 26 weeks of fiscal 2021 were also impacted by a loss on the sale of a business.

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

Sysco has a history of growth through acquisitions and excludes from its non-GAAP financial measures the impact of acquisition-related intangible amortization, acquisition costs and due-diligence costs for those acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2022 and fiscal 2021.

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

	13-Week Period Ended Jan. 1, 2022	13-Week Period Ended Dec. 26, 2020	Change in Dollars	% Change
Sales (GAAP)	$16,320,203	$11,558,982	$4,761,221	41.2%
Impact of currency fluctuations (1)	(36,077)	—	(36,077)	(0.3)
Comparable sales using a constant currency basis (Non-GAAP)	$16,284,126	$11,558,982	$4,725,144	40.9%

Gross profit (GAAP)	$2,891,150	$2,098,458	$792,692	37.8%
Impact of currency fluctuations (1)	(4,687)	—	(4,687)	(0.2)
Comparable gross profit using a constant currency basis (Non-GAAP)	$2,886,463	$2,098,458	$788,005	37.6%

Gross margin (GAAP)	17.72%	18.15%		-44 bps
Impact of currency fluctuations (1)	0.01	—		1 bps
Comparable Gross margin using a constant currency basis (Non-GAAP)	17.73%	18.15%		-43 bps

Operating expenses (GAAP)	$2,446,241	$1,886,396	$559,845	29.7%
Impact of restructuring and transformational project costs (2)	(23,469)	(34,160)	10,691	31.3
Impact of acquisition-related costs (3)	(33,732)	(18,125)	(15,607)	(86.1)
Impact of bad debt reserve adjustments (4)	6,438	30,271	(23,833)	(78.7)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,395,478	1,864,382	531,096	28.5
Impact of currency fluctuations (1)	(3,433)	—	(3,433)	(0.2)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,392,045	$1,864,382	$527,663	28.3%

Operating income (GAAP)	$444,909	$212,062	$232,847	109.8%
Impact of restructuring and transformational project costs (2)	23,469	34,160	(10,691)	(31.3)
Impact of acquisition-related costs (3)	33,732	18,125	15,607	86.1
Impact of bad debt reserve adjustments (4)	(6,438)	(30,271)	23,833	78.7
Operating income adjusted for Certain Items (Non-GAAP)	495,672	234,076	261,596	111.8%
Impact of currency fluctuations (1)	(1,255)	—	(1,255)	(0.5)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$494,417	$234,076	$260,341	111.2%

Interest expense (GAAP)	$242,899	$146,498	$96,401	65.8%
Impact of loss on extinguishment of debt	(115,603)	—	(115,603)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$127,296	$146,498	$(19,202)	(13.1)%

Net earnings (GAAP)	$167,441	$67,289	$100,152	148.8%
Impact of restructuring and transformational project costs (2)	23,469	34,160	(10,691)	(31.3)
Impact of acquisition-related costs (3)	33,732	18,125	15,607	86.1
Impact of bad debt reserve adjustments (4)	(6,438)	(30,271)	23,833	78.7
Impact of loss on extinguishment of debt	115,603	—	115,603	NM
Tax impact of restructuring and transformational project costs (5)	(5,897)	(10,666)	4,769	44.7
Tax impact of acquisition-related costs (5)	(8,475)	(5,850)	(2,625)	(44.9)
Tax impact of bad debt reserves adjustments (5)	1,617	13,071	(11,454)	(87.6)
Tax impact of loss on extinguishment of debt (5)	(29,111)	—	(29,111)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$291,941	$85,858	$206,083	240.0%

Diluted earnings per share (GAAP)	$0.33	$0.13	$0.20	153.8%

Impact of restructuring and transformational project costs (2)	0.05	0.07	(0.02)	(28.6)
Impact of acquisition-related costs (3)	0.07	0.04	0.03	75.0
Impact of bad debt reserve adjustments (4)	(0.01)	(0.06)	0.05	83.3
Impact of loss on extinguishment of debt	0.22	—	0.22	NM
Tax impact of restructuring and transformational project costs (5)	(0.01)	(0.02)	0.01	50.0
Tax impact of acquisition-related costs (5)	(0.02)	(0.01)	(0.01)	(100.0)
Tax impact of bad debt reserves adjustments (5)	—	0.03	(0.03)	NM
Tax impact of loss on extinguishment of debt (5)	(0.06)	—	(0.06)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (6)	$0.57	$0.17	$0.40	235.3%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2022 includes $12 million related to restructuring, severance, and facility closure charges and $12 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2021 includes $22 million related to restructuring charges and $12 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(3)	Fiscal 2022 includes $27 million of intangible amortization expense and $7 million in acquisition and due diligence costs. Fiscal 2021 represents intangible amortization expense.
(4)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(6)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Jan. 1, 2022	13-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
Sales (GAAP)	$16,320,203	$14,765,707	$1,554,496	10.5%
Gross profit (GAAP)	2,891,150	2,771,712	119,438	4.3
Gross margin (GAAP)	17.72%	18.77%		-106 bps

Operating expenses (GAAP)	$2,446,241	$2,319,817	$126,424	5.4%
Impact of restructuring and transformational project costs (1)	(23,469)	(134,436)	110,967	82.5
Impact of acquisition-related costs (2)	(33,732)	(17,008)	(16,724)	(98.3)
Impact of bad debt reserve adjustments (3)	6,438	—	6,438	NM
Comparable operating expenses adjusted for Certain Items (Non-GAAP)	$2,395,478	$2,168,373	$227,105	10.5%

Operating income (GAAP)	$444,909	$451,895	$(6,986)	1.5%
Impact of restructuring and transformational project costs (1)	23,469	134,436	(110,967)	(82.5)
Impact of acquisition-related costs (2)	33,732	17,008	16,724	98.3
Impact of bad debt reserve adjustments (3)	(6,438)	—	(6,438)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$495,672	$603,339	$(107,667)	(17.8)%

Interest expense (GAAP)	$242,899	$87,113	$155,786	65.8%
Impact of loss on extinguishment of debt	(115,603)	—	(115,603)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$127,296	$87,113	$(19,202)	(13.1)%

Net earnings (GAAP)	$167,441	$267,380	$(99,939)	(37.4)%
Impact of restructuring and transformational project costs (1)	23,469	134,436	(110,967)	(82.5)
Impact of acquisition-related costs (2)	33,732	17,008	16,724	98.3
Impact of bad debt reserve adjustments (3)	(6,438)	—	(6,438)	NM
Impact of loss on extinguishment of debt	115,603	—	115,603	NM
Tax impact of restructuring and transformational project costs (4)	(5,897)	(34,886)	28,989	83.1
Tax impact of acquisition-related costs (4)	(8,475)	(5,611)	(2,864)	(51.0)
Tax impact of bad debt reserves adjustments (4)	1,617	—	1,617	NM
Tax impact of loss on extinguishment of debt (4)	(29,111)	—	(29,111)	NM
Impact of adjustments to uncertain tax positions	—	15,154	(15,154)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$291,941	$393,481	$(101,540)	(25.8)%

Diluted earnings per share (GAAP)	$0.33	$0.51	$(0.18)	(35.3)%
Impact of restructuring and transformational project costs (1)	0.05	0.26	(0.21)	(80.8)
Impact of acquisition-related costs (2)	0.07	0.03	0.04	133.3
Impact of bad debt reserve adjustments (3)	(0.01)	—	(0.01)	NM
Impact of loss on extinguishment of debt	0.22	—	0.22	NM
Tax impact of restructuring and transformational project costs (4)	(0.01)	(0.07)	0.06	85.7
Tax impact of acquisition-related costs (4)	(0.02)	(0.01)	(0.01)	(100.0)
Tax impact of bad debt reserves adjustments (4)	—	—	—	NM
Tax impact of loss on extinguishment of debt (4)	(0.06)	—	(0.06)	NM
Impact of adjustments to uncertain tax positions	—	0.03	(0.03)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$0.57	$0.75	$(0.18)	(24.0)%

(1)	Fiscal 2022 includes $12 million related to restructuring, severance, and facility closure charges and $12 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $53 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, of which $17 million relates to accelerated depreciation related to software that is being replaced, and $81 million related to severance, restructuring and facility closure charges in Europe and Canada, of which $55 million relates to our France restructuring as part of our integration of Brake France and Davigel into Sysco France.
(2)	Fiscal 2022 includes $27 million of intangible amortization expense and $7 million in acquisition and due diligence costs. Fiscal 2019 includes intangible amortization expense.
(3)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	The tax impact of adjustments for Certain Items is calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.
(5)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	26-Week Period Ended Jan. 1, 2022	26-Week Period Ended Dec. 26, 2020	Change in Dollars	% Change
Sales (GAAP)	$32,776,749	$23,336,361	$9,440,388	40.5%
Impact of currency fluctuations (1)	(160,803)	—	(160,803)	(0.7)
Comparable sales using a constant currency basis (Non-GAAP)	$32,615,946	$23,336,361	$9,279,585	39.8%

Gross profit (GAAP)	$5,862,858	$4,318,303	$1,544,555	35.8%
Impact of currency fluctuations (1)	(28,551)	—	(28,551)	(0.7)
Comparable gross profit using a constant currency basis (Non-GAAP)	$5,834,307	$4,318,303	$1,516,004	35.1%

Gross margin (GAAP)	17.89%	18.50%		-62 bps
Impact of currency fluctuations (1)	—	—		0 bps
Comparable Gross margin using a constant currency basis (Non-GAAP)	17.89%	18.50%		-62 bps

Operating expenses (GAAP)	$4,786,267	$3,686,662	$1,099,605	29.8%
Impact of restructuring and transformational project costs (2)	(47,980)	(60,124)	12,144	20.2
Impact of acquisition-related costs (3)	(69,658)	(35,880)	(33,778)	(94.1)
Impact of bad debt reserve adjustments (4)	13,499	128,899	(115,400)	(89.5)
Operating expenses adjusted for Certain Items (Non-GAAP)	$4,682,128	$3,719,557	$962,571	25.9%
Impact of currency fluctuations (1)	(25,184)	—	(25,184)	(0.7)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$4,656,944	$3,719,557	$937,387	25.2%

Operating income (GAAP)	$1,076,591	$631,641	$444,950	70.4%
Impact of restructuring and transformational project costs (2)	47,980	60,124	(12,144)	(20.2)
Impact of acquisition-related costs (3)	69,658	35,880	33,778	94.1
Impact of bad debt reserve adjustments (4)	(13,499)	(128,899)	115,400	89.5
Operating income adjusted for Certain Items (Non-GAAP)	$1,180,730	$598,746	$581,984	97.2%
Impact of currency fluctuations (1)	(3,367)	—	(3,367)	0.6
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,177,363	$598,746	$578,617	96.6%

Interest expense (GAAP)	$371,113	$293,215	$77,898	26.6%
Impact of loss on extinguishment of debt	(115,603)	—	(115,603)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$255,510	$293,215	$(37,705)	(12.9)%

Other income (GAAP)	$(13,928)	$(1,432)	$(12,496)	NM
Impact of loss on sale of business	—	(12,043)	12,043	NM
Other income adjusted for Certain Items (Non-GAAP)	$(13,928)	$(13,475)	$(453)	(3.4)%

Net earnings (GAAP)	$545,454	$284,189	$261,265	91.9%
Impact of restructuring and transformational project costs (2)	47,980	60,124	(12,144)	(20.2)
Impact of acquisition-related costs (3)	69,658	35,880	33,778	94.1
Impact of bad debt reserve adjustments (4)	(13,499)	(128,899)	115,400	89.5
Impact of loss on extinguishment of debt	115,603	—	115,603	NM
Impact of loss on sale of business	—	12,043	(12,043)	NM

Tax impact of restructuring and transformational project costs (5)	(12,082)	(16,586)	4,504	27.2
Tax impact of acquisition-related costs (5)	(17,541)	(9,898)	(7,643)	(77.2)
Tax impact of bad debt reserves adjustments (5)	3,399	35,559	(32,160)	(90.4)
Tax impact of loss on extinguishment of debt (5)	(29,111)	—	(29,111)	NM
Tax impact of loss on sale of business (5)	—	(7,553)	7,553	NM
Impact of adjustments to uncertain tax positions	12,000	—	$12,000	NM
Impact of foreign tax rate change	—	(5,548)	5,548	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$721,861	$259,311	$462,550	178.4%

Diluted earnings per share (GAAP)	$1.06	$0.56	$0.50	89.3%
Impact of restructuring and transformational project costs (2)	0.09	0.12	(0.03)	(25.0)
Impact of acquisition-related costs (3)	0.14	0.07	0.07	100.0
Impact of bad debt reserve adjustments (4)	(0.03)	(0.25)	0.22	88.0
Impact of loss on extinguishment of debt	0.22	—	0.22	NM
Impact of loss on sale of business	—	0.02	(0.02)	NM
Tax impact of restructuring and transformational project costs (5)	(0.02)	(0.03)	0.01	33.3
Tax impact of acquisition-related costs (5)	(0.03)	(0.02)	(0.01)	(50.0)
Tax impact of bad debt reserves adjustments (5)	0.01	0.07	(0.06)	(85.7)
Tax impact of loss on extinguishment of debt (5)	(0.06)	—	(0.06)	NM
Tax impact of Impact of loss on sale of business (5)	—	(0.01)	0.01	NM
Impact of adjustments to uncertain tax positions	0.02	—	0.02	NM
Impact of foreign tax rate change	—	(0.01)	0.01	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (6)	$1.40	$0.51	$0.89	174.5%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2022 includes $28 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $20 million related to restructuring charges, severance and facility closure charges. Fiscal 2021 includes $33 million related to restructuring, severance and facility closure charges, and $27 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(3)	Fiscal 2022 includes $48 million of intangible amortization expense and $21 million in acquisition and due diligence costs. Fiscal 2021 represents intangible amortization expense.
(4)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
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

NM represents that the percentage change is not meaningful.

	26-Week Period Ended Jan. 1, 2022	26-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
Sales (GAAP)	$32,776,749	$29,980,986	$2,795,763	9.3%
Gross profit (GAAP)	5,862,858	5,675,497	187,361	3.3
Gross margin (GAAP)	17.89%	18.93%		-104 bps

Operating expenses (GAAP)	$4,786,267	$4,595,462	$190,805	4.2%
Impact of restructuring and transformational project costs (1)	(47,980)	(175,339)	127,359	72.6
Impact of acquisition-related costs (2)	(69,658)	(39,645)	(30,013)	(75.7)
Impact of bad debt reserve adjustments (3)	13,499	—	13,499	NM
Comparable operating expenses adjusted for Certain Items (Non-GAAP)	$4,682,128	$4,380,478	$301,650	6.9%

Operating income (GAAP)	$1,076,591	$1,080,035	$(3,444)	(0.3)%
Impact of restructuring and transformational project costs (1)	47,980	175,339	(127,359)	(72.6)
Impact of acquisition-related costs (2)	69,658	39,645	30,013	75.7
Impact of bad debt reserve adjustments (3)	(13,499)	—	(13,499)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$1,180,730	$1,295,019	$(114,289)	(8.8)%

Interest expense (GAAP)	$371,113	$176,129	$194,984	110.7%
Impact of loss on extinguishment of debt	(115,603)	—	(115,603)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$255,510	$176,129	$79,381	45.1%

Net earnings (GAAP)	$545,454	$698,422	$(152,968)	(21.9)%
Impact of restructuring and transformational project costs (1)	47,980	175,339	(127,359)	(72.6)
Impact of acquisition-related costs (2)	69,658	39,645	30,013	75.7
Impact of bad debt reserve adjustments (3)	(13,499)	—	(13,499)	NM
Impact of loss on extinguishment of debt	115,603	—	115,603	NM
Tax impact of restructuring and transformational project costs (4)	(12,082)	(45,560)	33,478	73.5
Tax impact of acquisition-related costs (4)	(17,541)	(10,302)	(7,239)	(70.3)
Tax impact of bad debt reserves adjustments (4)	3,399	—	3,399	NM
Tax impact of loss on extinguishment of debt (4)	(29,111)	—	(29,111)	NM
Impact of adjustments to uncertain tax positions	12,000	15,154	(3,154)	(20.8)
Net earnings adjusted for Certain Items (Non-GAAP)	$721,861	$872,698	$(150,837)	(17.3)%

Diluted earnings per share (GAAP)	$1.06	$1.33	$(0.27)	(20.3)%
Impact of restructuring and transformational project costs (1)	0.09	0.33	(0.24)	(72.7)
Impact of acquisition-related costs (2)	0.14	0.08	0.06	75.0
Impact of bad debt reserve adjustments (3)	(0.03)	—	(0.03)	NM
Impact of loss on extinguishment of debt	0.22	—	0.22	NM
Tax impact of restructuring and transformational project costs (4)	(0.02)	(0.09)	0.07	77.8
Tax impact of acquisition-related costs (4)	(0.03)	(0.02)	(0.01)	(50.0)
Tax impact of bad debt reserves adjustments (4)	0.01	—	0.01	NM
Tax impact of loss on extinguishment of debt (4)	(0.06)	—	(0.06)	NM
Impact of adjustments to uncertain tax positions	0.02	0.03	(0.01)	(33.3)
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$1.40	$1.66	$(0.26)	(15.7)%

(1)	Fiscal 2022 includes $28 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $20 million related to restructuring charges, severance and facility closure charges. Fiscal 2019 includes $79 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, of which $17 million relates to accelerated depreciation related to software that is being replaced, and $96 million related to severance, restructuring and facility closure charges in Europe and Canada, of which $56 million relates to our France restructuring as part of our integration of Brake France and Davigel into Sysco France.
(2)	Fiscal 2022 includes $48 million of intangible amortization expense and $21 million in acquisition and due diligence costs. Fiscal 2019 includes $39 million of intangible amortization expense and $1 million of acquisition costs.
(3)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	The tax impact of adjustments for Certain Items is calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.
(5)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Jan. 1, 2022	13-Week Period Ended Dec. 26, 2020	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,462,456	$1,074,071	$388,385	36.2%
Impact of restructuring and transformational project costs	(16)	(1,784)	1,768	99.1
Impact of acquisition-related costs (1)	(13,131)	—	(13,131)	NM
Impact of bad debt reserve adjustments (2)	5,249	15,239	(9,990)	(65.6)
Impact of goodwill impairment	—	—	—	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,454,558	$1,087,526	$367,032	33.7%

Operating income (GAAP)	$676,822	$485,251	$191,571	39.5%
Impact of restructuring and transformational project costs	16	1,784	(1,768)	(99.1)
Impact of acquisition-related costs (1)	13,131	—	13,131	NM
Impact of bad debt reserve adjustments (2)	(5,249)	(15,239)	9,990	65.6
Operating income adjusted for Certain Items (Non-GAAP)	$684,720	$471,796	$212,924	45.1%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$2,806,272	$1,967,789	$838,483	42.6%
Impact of currency fluctuations (3)	(34,061)	—	(34,061)	(1.7)
Comparable sales using a constant currency basis (Non-GAAP)	$2,772,211	$1,967,789	$804,422	40.9%

Gross profit (GAAP)	$565,931	$373,840	$192,091	51.4%
Impact of currency fluctuations (3)	(4,033)	—	(4,033)	(1.1)
Comparable gross profit using a constant currency basis (Non-GAAP)	$561,898	$373,840	$188,058	50.3%

Gross margin (GAAP)	20.17%	19.00%		116 bps
Impact of currency fluctuations (3)	(0.10)	—		-10 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.27%	19.00%		127 bps

Operating expenses (GAAP)	$555,186	$453,789	$101,397	22.3%
Impact of restructuring and transformational project costs (4)	(11,621)	(20,405)	8,784	43.0
Impact of acquisition-related costs (5)	(18,475)	(18,125)	(350)	(1.9)
Impact of bad debt reserve adjustments (2)	1,191	13,797	(12,606)	(91.4)
Operating expenses adjusted for Certain Items (Non-GAAP)	526,281	429,056	97,225	22.7
Impact of currency fluctuations (3)	(3,194)	—	(3,194)	(0.7)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$523,087	$429,056	$94,031	21.9%

Operating income (loss) (GAAP)	$10,745	$(79,949)	$90,694	113.4%
Impact of restructuring and transformational project costs (4)	11,621	20,405	(8,784)	(43.0)
Impact of acquisition-related costs (5)	18,475	18,125	350	1.9
Impact of bad debt reserve adjustments (2)	(1,191)	(13,797)	12,606	91.4
Operating income (loss) adjusted for Certain Items (Non-GAAP)	39,650	(55,216)	94,866	171.8
Impact of currency fluctuations (3)	(839)	—	(839)	(1.5)
Comparable operating income (loss) adjusted for Certain Items using a constant currency basis (Non-GAAP)	$38,811	$(55,216)	$94,027	170.3%

SYGMA
Operating expenses (GAAP)	$143,681	$117,971	$25,710	21.8%
Impact of restructuring and transformational project costs	—	6	(6)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$143,681	$117,977	$25,704	21.8%

Operating (loss) income (GAAP)	$(6,729)	$11,328	$(18,057)	(159.4)%
Impact of restructuring and transformational project costs	—	(6)	6	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(6,729)	$11,322	$(18,051)	(159.4)%

OTHER
Operating expenses (GAAP)	$54,626	$36,785	$17,841	48.5%
Impact of bad debt reserve adjustments (2)	(2)	1,235	(1,237)	-100.2
Operating expenses adjusted for Certain Items (Non-GAAP)	$54,624	$38,020	$16,604	43.7%

Operating income (loss) (GAAP)	$183	$(1,018)	$1,201	118.0%
Impact of bad debt reserve adjustments (2)	2	(1,235)	1,237	100.2
Operating income (loss) adjusted for Certain Items (Non-GAAP)	$185	$(2,253)	$2,438	108.2%

GLOBAL SUPPORT CENTER
Operating expenses (GAAP)	$230,292	$203,780	$26,512	13.0%
Impact of restructuring and transformational project costs (6)	(11,832)	(11,977)	145	1.2
Impact of acquisition-related costs (7)	(2,126)	—	(2,126)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$216,334	$191,803	$24,531	12.8%

Operating loss (GAAP)	$(236,112)	$(203,550)	$(32,562)	(16.0)%
Impact of restructuring and transformational project costs (6)	11,832	11,977	(145)	(1.2)
Impact of acquisition-related costs (7)	2,126	—	2,126	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(222,154)	$(191,573)	$(30,581)	(16.0)%

(1)	Fiscal 2022 includes intangible amortization expense and acquisition costs.
(2)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM represents that the percentage change is not meaningful.

U.S. FOODSERVICE OPERATIONS	26-Week Period Ended Jan. 1, 2022	26-Week Period Ended Dec. 26, 2020	Change in Dollars	% Change
Operating expenses (GAAP)	$2,850,087	$2,085,369	$764,718	36.7%
Impact of restructuring and transformational project costs	(19)	(2,724)	2,705	99.3
Impact of acquisition-related costs (1)	(17,785)	—	(17,785)	NM
Impact of bad debt reserve adjustments (2)	11,669	101,556	(89,887)	(88.5)
Operating expenses adjusted for Certain Items (Non-GAAP)	$2,843,952	$2,184,201	$659,751	30.2%

Operating income (GAAP)	$1,474,345	$1,073,660	$400,685	37.3%
Impact of restructuring and transformational project costs	19	2,724	(2,705)	(99.3)
Impact of acquisition-related costs (1)	17,785	—	17,785	NM
Impact of bad debt reserve adjustments (2)	(11,669)	(101,556)	89,887	88.5
Operating income adjusted for Certain Items (Non-GAAP)	$1,480,480	$974,828	$505,652	51.9%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$5,701,519	$4,131,482	$1,570,037	38.0%
Impact of currency fluctuations (3)	(155,456)	—	(155,456)	(3.8)
Comparable sales using a constant currency basis (Non-GAAP)	$5,546,063	$4,131,482	$1,414,581	34.2%

Gross profit (GAAP)	$1,155,065	$824,238	$330,827	40.1%
Impact of currency fluctuations (3)	(26,767)	—	(26,767)	(3.2)
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,128,298	$824,238	$304,060	36.9%

Gross margin (GAAP)	20.26%	19.95%		31 bps
Impact of currency fluctuations (3)	(0.09)	—		9 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.34%	19.95%		39 bps

Operating expenses (GAAP)	$1,107,644	$904,724	$202,920	22.4%
Impact of restructuring and transformational project costs (4)	(21,047)	(33,398)	12,351	37.0
Impact of acquisition-related costs (5)	(37,131)	(35,880)	(1,251)	(3.5)
Impact of bad debt reserve adjustments (2)	1,831	25,227	(23,396)	(92.7)
Operating expenses adjusted for Certain Items (Non-GAAP)	1,051,297	860,673	190,624	22.1
Impact of currency fluctuations (3)	(24,268)	—	(24,268)	(2.8)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,027,029	$860,673	$166,356	19.3%

Operating loss (GAAP)	$47,421	$(80,486)	$127,907	158.9%
Impact of restructuring and transformational project costs (4)	21,047	33,398	(12,351)	(37.0)
Impact of acquisition-related costs (5)	37,131	35,880	1,251	3.5
Impact of bad debt reserve adjustments (2)	(1,831)	(25,227)	23,396	92.7
Operating income (loss) adjusted for Certain Items (Non-GAAP)	103,768	(36,435)	140,203	NM
Impact of currency fluctuations (3)	(2,499)	—	(2,499)	NM
Comparable operating income (loss) adjusted for Certain Items using a constant currency basis (Non-GAAP)	$101,269	$(36,435)	$137,704	NM

SYGMA

Operating expenses (GAAP)	$284,285	$237,820	$46,465	19.5%
Impact of restructuring and transformational project costs	—	(7)	7	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$284,285	$237,813	$46,472	19.5%

Operating (loss) income (GAAP)	$(9,176)	$23,020	$(32,196)	(139.9)%
Impact of restructuring and transformational project costs	—	7	(7)	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(9,176)	$23,027	$(32,203)	(139.8)%

OTHER
Operating expenses (GAAP)	$107,191	$77,220	$29,971	38.8%
Impact of bad debt reserve adjustments (2)	(1)	2,116	(2,117)	(100.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$107,190	$79,336	$27,854	35.1%

Operating income (loss) (GAAP)	$6,639	$(1,023)	$7,662	NM
Impact of bad debt reserve adjustments (2)	1	(2,116)	2,117	100.0
Operating income (loss) adjusted for Certain Items (Non-GAAP)	$6,640	$(3,139)	$9,779	NM

GLOBAL SUPPORT CENTER
Operating expenses (GAAP)	$437,060	$381,529	$55,531	14.6%
Impact of restructuring and transformational project costs (6)	(26,914)	(23,995)	(2,919)	(12.2)
Impact of acquisition-related costs (7)	(14,742)	—	(14,742)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$395,404	$357,534	$37,870	10.6%

Operating loss (GAAP)	$(442,638)	$(383,530)	$(59,108)	(15.4)%
Impact of restructuring and transformational project costs (6)	26,914	23,995	2,919	12.2
Impact of acquisition-related costs (7)	14,742	—	14,742	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(400,982)	$(359,535)	$(41,447)	(11.5)%

(1)	Fiscal 2022 includes intangible amortization expense and acquisition costs.
(2)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
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

	13-Week Period Ended Jan. 1, 2022	13-Week Period Ended Dec. 26, 2020	Change in Dollars	% Change
Net earnings (GAAP)	$167,441	$67,289	$100,152	148.8%
Interest (GAAP)	242,899	146,498	96,401	65.8
Income taxes (GAAP)	45,245	13,831	31,414	227.1
Depreciation and amortization (GAAP)	191,297	184,811	6,486	3.5
EBITDA (Non-GAAP)	$646,882	$412,429	$234,453	56.8%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	23,193	29,674	(6,481)	(21.8)
Impact of acquisition-related costs (2)	7,085	—	7,085	NM
Impact of bad debt reserve adjustments (3)	(6,438)	(30,271)	23,833	78.7
EBITDA adjusted for Certain Items (Non-GAAP) (4)	$670,722	$411,832	$258,890	62.9%

(1)
Fiscal 2022 and fiscal 2021 includes charges related to restructuring, severance, and facility closures, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2022 includes acquisition and due diligence costs.
(3)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $1 million and $3 million for fiscal 2022 and fiscal 2021, respectively, or non-cash stock compensation expense of $31 million and $20 million for fiscal 2022 and fiscal 2021, respectively.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Jan. 1, 2022	13-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
Net earnings (GAAP)	$167,441	$267,380	$(99,939)	(37.4)%
Interest (GAAP)	242,899	87,113	155,786	178.8
Income taxes (GAAP)	45,245	87,205	(41,960)	(48.1)
Depreciation and amortization (GAAP)	191,297	204,786	(13,489)	(6.6)
EBITDA (Non-GAAP)	$646,882	$646,484	$398	0.1%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	23,193	106,881	(83,688)	(78.3)
Impact of acquisition-related costs (2)	7,085	(1,250)	8,335	NM
Impact of bad debt reserve adjustments (3)	(6,438)	—	(6,438)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (4)	$670,722	$752,115	$(81,393)	(10.8)%

(1)
Fiscal 2022 includes charges related to restructuring, severance, and facility closures, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation. Fiscal 2019 includes $81 million related to severance, restructuring and facility closure charges, as well as various transformation initiative costs, excluding charges related to accelerated depreciation.

(2)	Fiscal 2022 includes acquisition and due diligence costs. Fiscal 2019 represents acquisition costs.
(3)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $1 million and $1 million for fiscal 2022 and fiscal 2019, respectively, or non-cash stock compensation expense of $31 million and $25 million in fiscal 2022 and fiscal 2019, respectively.
NM represents that the percentage change is not meaningful.

	26-Week Period Ended Jan. 1, 2022	26-Week Period Ended Dec. 26, 2020	Change in Dollars	% Change
Net earnings (GAAP)	$545,454	$284,189	$261,265	91.9%
Interest (GAAP)	371,113	293,215	77,898	26.6
Income taxes (GAAP)	173,952	55,669	118,283	212.5
Depreciation and amortization (GAAP)	377,763	365,332	12,431	3.4
EBITDA (Non-GAAP)	$1,468,282	$998,405	$469,877	47.1%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	47,440	54,951	(7,511)	(13.7)
Impact of acquisition-related costs (2)	21,306	—	21,306	NM
Impact of bad debt reserve adjustments (3)	(13,499)	(128,899)	115,400	(89.5)
Impact of loss on sale of business	—	12,043	(12,043)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (4)	$1,523,529	$936,500	$587,029	62.7%

(1)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(2)	Fiscal 2022 includes acquisition and due diligence costs.
(3)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $3 million and $7 million or non-cash stock compensation expense of $60 million and $46 million for fiscal 2022 and fiscal 2021, respectively.
NM represents that the percentage change is not meaningful.

	26-Week Period Ended Jan. 1, 2022	26-Week Period Ended Dec. 29, 2018	Change in Dollars	% Change
Net earnings (GAAP)	$545,454	$698,422	$(152,968)	(21.9)%
Interest (GAAP)	371,113	176,129	194,984	110.7
Income taxes (GAAP)	173,952	194,155	(20,203)	(10.4)
Depreciation and amortization (GAAP)	377,763	392,413	(14,650)	(3.7)
EBITDA (Non-GAAP)	$1,468,282	$1,461,119	$7,163	0.5%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	47,440	147,784	(100,344)	(67.9)
Impact of acquisition-related costs (2)	21,306	805	20,501	NM
Impact of bad debt reserve adjustments (3)	(13,499)	—	(13,499)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (4)	$1,523,529	$1,609,708	$(86,179)	(5.4)%

(1)	Fiscal 2022 includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation. Fiscal 2019 includes $96 million related to severance, restructuring and facility closure charges as well as various transformation initiative costs, excluding charges related to accelerated depreciation.
(2)	Fiscal 2022 includes acquisition and due diligence costs. Fiscal 2019 represents acquisition costs.
(3)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $3 million and $2 million or non-cash stock compensation expense of $60 million and $54 million for fiscal 2022 and fiscal 2019, respectively.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

As of January 1, 2022, we had $1.4 billion in cash and cash equivalents. We produced positive free cash flow in a period of higher working capital investments, one-time and short-term costs related to the business recovery and investments towards our Recipe for Growth strategy. Our results for the first 26 weeks of fiscal 2022 also reflect incremental progress against our capital allocation priorities, as we were able to refinance debt at more attractive interest rates with later maturities in the second quarter. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 26 weeks of fiscal 2022 to the first 26 weeks of fiscal 2021 are provided.

	26-Week Period Ended Jan. 1, 2022	26-Week Period Ended Dec. 26, 2020
	(In thousands)
Net cash provided by operating activities (GAAP)	$377,047	$936,678
Additions to plant and equipment	(181,374)	(163,944)
Proceeds from sales of plant and equipment	5,450	15,510
Free Cash Flow (Non-GAAP) (1)	$201,123	$788,244

Acquisition of businesses, net of cash acquired	$(769,658)	$—
Debt borrowings (repayments), net	1,226,945	(763,106)
Redemption premiums and repayments of senior notes	(1,395,668)	—
Stock repurchases	(415,824)	—
Dividends paid	(481,386)	(458,717)

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

Sources and Uses of Cash

Sysco generates cash in the U.S and internationally. As of January 1, 2022, we had $1.4 billion in cash and cash equivalents, approximately 44% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and, to a lesser extent, external borrowings. Traditionally, our operations have produced significant cash flow and, due to our strong financial position, we believe that we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. Remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next twelve months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $377.0 million in cash flows from operations in the first 26 weeks of fiscal 2022, compared to cash flows from operating activities of $936.7 million in the first 26 weeks of fiscal 2021. These amounts include year-over-year unfavorable comparisons on working capital and accrued income taxes, partially offset by higher operating results and a favorable comparison on accrued expenses.

Changes in working capital had a negative impact of $974.0 million on cash flow from operations period-over-period. There were unfavorable comparisons primarily on receivables and inventories. The unfavorable comparison in cash flows from accounts receivables is primarily due to our customers beginning to purchase more in the first 26 weeks of fiscal 2022, coupled with significantly lower sales in the first 26 weeks of fiscal 2021 resulting from the COVID-19 pandemic. In the first 26 weeks of fiscal 2021, we recorded a net credit to the provision for losses on receivables totaling $94.2 million, which reflects a benefit on the reduction of our allowance for pre-pandemic receivable balances, as collection rates exceeded our expectations. In the first 26 weeks of fiscal 2022, we invested heavily in inventory, which has helped us ship product on time and in full during the recovery from COVID-19.

Income taxes negatively impacted cash flow from operations, as estimated payments were made in the second quarter of fiscal 2022. Tax payments in the first 26 weeks of fiscal 2022 were higher than in the first 26 weeks of fiscal 2021 due to higher earnings compared to the prior year.

Included in the change in accrued expenses was a positive comparison, primarily from favorable comparisons of earnout liabilities related to our acquisitions in the first 26 weeks of fiscal 2022 and customer rebate payments resulting from an increase in volume purchase incentives earned by our customers, as sales volumes increased through the first half of fiscal 2022.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2022 primarily consisted of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 26 weeks of fiscal 2022 were $17.4 million higher than in the first 26 weeks of fiscal 2021, as we made investments to advance our Recipe for Growth strategy. Our capital expenditures have been lower than planned due to increased lead times on fleet and equipment.

During the first 26 weeks of fiscal 2022, we paid $769.7 million, net of cash acquired, for acquisitions. There were no such acquisitions made in the first 26 weeks of fiscal 2021.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $36.1 million in the first 26 weeks of fiscal 2022, as compared to $66.6 million in the first 26 weeks of fiscal 2021. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We commenced our share repurchase program during the second quarter of fiscal 2022. We repurchased 5.7 million shares for $415.8 million during the first 26 weeks of fiscal 2022. As of January 1, 2022, we had a remaining authorization of approximately $4.6 billion.

Dividends paid in the first 26 weeks of fiscal 2022 were $481.4 million, or $0.94 per share, as compared to $458.7 million, or $0.90 per share, in the second quarter of fiscal 2021. In November, we declared our regular quarterly dividend for the second quarter of fiscal 2022 of $0.47 per share, which was paid in January 2022.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability is described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at January 1, 2022 are disclosed within that note.

During the first 26 weeks of fiscal 2022, we amended our revolving credit facility to (a) eliminate the covenant that had restricted (i) increases to Sysco’s regular quarterly dividend and (ii) share repurchases, in each case, until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense, and (b) adjust the covenant requiring Sysco to maintain a certain ratio of consolidated EBITDA to consolidated interest expense.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $2.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of January 1, 2022, Sysco had a total of $10.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2021 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Jan. 1, 2022	Jul. 3, 2021
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$118,561	$171,718
Current assets	5,469,809	6,661,284
Total current assets	$5,588,370	$6,833,002
Notes receivable from non-obligor subsidiaries	$82,833	$83,457
Other noncurrent assets	3,926,680	3,933,833
Total noncurrent assets	$4,009,513	$4,017,290

LIABILITIES
Payables due to non-obligor subsidiaries	$49,591	$203,365
Other current liabilities	2,436,064	2,299,674
Total current liabilities	$2,485,655	$2,503,039
Notes payable to non-obligor subsidiaries	$194,365	$269,709
Long-term debt	10,072,559	10,139,596
Other noncurrent liabilities	1,298,851	1,209,598
Total noncurrent liabilities	$11,565,775	$11,618,903

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	26-Week Period Ended Jan. 1, 2022
(In thousands)
Sales	$20,994,095
Gross profit	3,764,529
Operating income	1,079,080
Interest expense from non-obligor subsidiaries	32,239
Net earnings	522,457

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
•our expectations regarding the top-line impact of the Omicron variant in the third quarter of fiscal 2022;
•our expectations that volumes will continue their recovery to fiscal 2019 levels relatively quickly once the Omicron variant peaks are passed and government restrictions ease;
•our belief that the impact of the Omicron variant and the subsequent recovery will delay the return of our volumes to fiscal 2019 levels;
•our expectations regarding our ability to meet our stated growth rate goals for fiscal 2022;
•our belief that our Recipe for Growth strategy will enable us to accelerate over the next three years to meet our growth target by the end of fiscal 2024;
•our expectations regarding our snap back operating expenses in the third quarter of fiscal 2022;
•our expectations regarding improvements in our productivity;
•our expectations regarding our operating expenses related to our investment for our Recipe for Growth;
•our expectations regarding inflation;
•our expectations regarding our earnings per share and adjusted earnings per share in the second half of fiscal 2022;
•our expectations that our performance in the fourth quarter of fiscal 2022 will be stronger relative to the third quarter as a result of anticipated volume recovery, lower snap-back expenses and improved operating productivity;
•our plans regarding mergers and acquisitions and our growth strategy;
•our expectations regarding the impact of the acquisition of Greco and Sons on incremental sales in fiscal 2022;
•our expectations regarding the timing of the closing of the acquisition of The Coastal Companies;

•our ability to grow substantially faster than the foodservice distribution industry and deliver profitable growth through our Recipe for Growth transformation;
•our belief that our growth transformation will allow us to better serve our customers;
•our expectations that as our Recipe for Growth matures, the impact on our top-line growth will continue to accelerate;
•our expectations regarding labor costs;
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

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this document and those discussed in Item 1A of our fiscal 2021 Form 10-K:

•the impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, and the adverse impact thereof on our business, financial condition and results of operations, including, but not limited to, our growth, product costs, supply chain, labor availability, logistical capabilities, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;
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
•the risk that competition in our industry and the impact of group purchasing organizations may adversely impact our margins and our ability to retain customers and make it difficult for us to maintain our market share, growth rate and profitability;
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
•difficulties in successfully expanding into international markets and complementary lines of business;
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

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of January 1, 2022, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended January 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Amounts drawn under our revolving credit facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. In addition, certain of our outstanding interest rate swap agreements have a floating interest rate in relation to three-month LIBOR. On March 5, 2021, the Financial Conduct Authority in the U.K. announced that immediately after (a) December 31, 2021, in the case of all sterling, euro, Swiss franc, and Japanese yen settings, and the one week and two month U.S. dollar LIBOR settings, and (b) June 30, 2023, in the case of all other U.S. dollar LIBOR settings, such LIBOR settings will either cease to be provided by the administrator or will no longer be representative. Despite this deferral for certain U.S. dollar LIBOR tenors, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR for such tenors will be discontinued or modified prior to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the Federal Reserve Board, formally recommended replacing U.S. dollar LIBOR with forward-looking Secured Overnight Financing Rate (SOFR) term rates. As a result of the discontinuation of the remaining U.S. dollar LIBOR tenors, we may need to renegotiate our credit facility and certain interest rate swap agreements, and we may not be able to do so with terms that are favorable to us.

In connection with the discontinuation of LIBOR, (a) we adhered to the ISDA 2020 IBOR Fallbacks Protocol and (b) on October 14, 2021, we entered into an amendment to our revolving credit facility that replaced (i) sterling LIBOR with the Sterling Overnight Index Average (SONIA) and (ii) euro LIBOR with the Euro Short Term Rate (ESTR).

Alternative reference rates, such as SOFR, SONIA, and ESTR, could be higher or more volatile than LIBOR, which could result in an increase in the cost of our indebtedness, impacting our financial condition and results of operations. The overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate our credit facility or our interest rate swap agreements with favorable terms could have a material adverse effect on our business, financial position, and operating results. We continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate; however, we are not able to predict the impact a transition to an alternative reference rate may have on our business, financial condition, and results of operations.

Economic and political instability and potential unfavorable changes in laws and regulations in international markets could adversely affect our results of operations and financial condition.

Our international operations subject us to certain risks, including economic and political instability and potential unfavorable changes in laws and regulations in international markets in which we operate. For example, in June 2016, the U.K. held a referendum in which voters approved Brexit. The U.K. exited the EU on January 31, 2020, with a transition period that ended on December 31, 2020. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the EU. The trade agreement offers U.K. and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas (subject to rules of origin requirements). Uncertainty exists regarding the ultimate impact of this trade agreement, as well as the extent of possible financial, trade, regulatory and legal implications of Brexit. Brexit also contributes to global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, and changes in regulations. These effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows. In addition, labor or other political disputes or general unrest can have a negative impact on our operations. For example, in fiscal 2020, the “yellow vest” protests in France against a fuel tax increase, pension reform and the French government negatively impacted our sales in France. Future labor disruptions or disputes could have a negative impact on our operations in the EU and other parts of the world.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the second quarter of fiscal 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
October 3 - October 30	7,059	$83.27	587,789	—
Month #2
October 31 - November 27	1,796,269	75.87	136,285,833	—
Month #3
November 28 - January 1	3,883,029	71.99	279,538,437	—
Totals	5,686,357	$73.23	416,412,059	—

(1)The total number of shares purchased includes 7,059, 0 and 0 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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

4.1	—
Forty-Second Supplemental Indenture dated as of December 14, 2021 among Sysco Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 2.450% Senior Notes due 2031, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 14, 2021 (File No. 1-6544).

4.2	—
Forty-Third Supplemental Indenture dated as of December 14, 2021 among Sysco Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 3.150% Senior Notes due 2051, incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 14, 2021 (File No. 1-6544).

10.1†#	—	Form of Restricted Stock Award Agreement for Directors (2021) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.2†#	—
 Form of Restricted Stock Award Agreement for Directors (2021) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan).

10.3†#	—	Description of Compensation Arrangements with Non-Employee Directors.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: February 8, 2022	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: February 8, 2022	By:	/s/ AARON E. ALT
Aaron E. Alt
Executive Vice President and
Chief Financial Officer

Date: February 8, 2022	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer