Form 10-Q
period 2022-04-02
SYSCO CORP
filed 2022-05-11
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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

509,475,816 shares of common stock were outstanding as of April 22, 2022.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Apr. 2, 2022	Jul. 3, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$876,139	$3,007,123
Accounts receivable, less allowances of $126,580 and $117,695	4,777,660	3,781,510
Inventories	4,409,094	3,695,219
Prepaid expenses and other current assets	303,212	240,956
Income tax receivable	47,173	8,759
Total current assets	10,413,278	10,733,567
Plant and equipment at cost, less accumulated depreciation	4,345,098	4,326,063
Other long-term assets
Goodwill	4,703,777	3,944,139
Intangibles, less amortization	1,042,878	746,073
Deferred income taxes	393,302	352,523
Operating lease right-of-use assets, net	787,347	709,163
Other assets	637,995	602,011
Total other long-term assets	7,565,299	6,353,909
Total assets	$22,323,675	$21,413,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$8,655	$8,782
Accounts payable	5,721,705	4,884,781
Accrued expenses	2,011,597	1,814,837
Accrued income taxes	19,045	22,644
Current operating lease liabilities	113,157	102,659
Current maturities of long-term debt	498,028	486,141
Total current liabilities	8,372,187	7,319,844
Long-term liabilities
Long-term debt	10,608,840	10,588,184
Deferred income taxes	195,910	147,066
Long-term operating lease liabilities	701,929	634,481
Other long-term liabilities	1,090,386	1,136,480
Total long-term liabilities	12,597,065	12,506,211
Noncontrolling interest	33,014	34,588
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,737,301	1,619,995
Retained earnings	10,279,792	10,151,706
Accumulated other comprehensive loss	(1,299,004)	(1,148,764)
Treasury stock at cost, 256,507,982 and 253,342,595 shares	(10,161,855)	(9,835,216)
Total shareholders’ equity	1,321,409	1,552,896
Total liabilities and shareholders’ equity	$22,323,675	$21,413,539
Note: The July 3, 2021 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Apr. 2, 2022	Mar. 27, 2021	Apr. 2, 2022	Mar. 27, 2021
Sales	$16,902,139	$11,824,589	$49,678,888	$35,160,950
Cost of sales	13,888,745	9,701,921	40,802,636	28,719,979
Gross profit	3,013,394	2,122,668	8,876,252	6,440,971
Operating expenses	2,517,665	1,886,751	7,303,932	5,573,413
Operating income	495,729	235,917	1,572,320	867,558
Interest expense	124,018	145,773	495,131	438,988
Other income, net	(13,777)	(12,708)	(27,705)	(14,140)
Earnings before income taxes	385,488	102,852	1,104,894	442,710
Income taxes	82,163	13,925	256,115	69,594
Net earnings	$303,325	$88,927	$848,779	$373,116

Net earnings:
Basic earnings per share	$0.60	$0.17	$1.66	$0.73
Diluted earnings per share	0.59	0.17	1.65	0.73

Average shares outstanding	508,368,159	511,110,670	510,642,876	510,081,610
Diluted shares outstanding	512,238,523	514,585,129	514,198,780	512,688,895

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Apr. 2, 2022	Mar. 27, 2021	Apr. 2, 2022	Mar. 27, 2021
Net earnings	$303,325	$88,927	$848,779	$373,116
Other comprehensive (loss) income:
Foreign currency translation adjustment	(96,582)	9,805	(210,646)	345,452
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,191	6,465	6,501
Change in net investment hedges	12,041	9,388	30,568	(22,539)
Change in cash flow hedges	18,375	9,135	11,845	8,503
Amortization of prior service cost	74	137	222	411
Amortization of actuarial gain	6,514	7,820	18,369	23,378
Change in marketable securities	(5,323)	(2,753)	(7,063)	(3,271)
Total other comprehensive (loss) income	(62,746)	35,723	(150,240)	358,435
Comprehensive income	$240,579	$124,650	$698,539	$731,551

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of January 1, 2022	765,174,900	$765,175	$1,690,487	$10,216,625	$(1,236,258)	258,033,856	$(10,214,957)	$1,221,072
Net earnings				303,325				303,325
Foreign currency translation adjustment					(96,582)			(96,582)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					18,375			18,375
Change in net investment hedges, net of tax					12,041			12,041
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					6,588			6,588
Change in marketable securities, net of tax					(5,323)			(5,323)
Dividends declared ($0.47 per common share)				(240,158)				(240,158)
Share-based compensation awards			46,814			(1,525,874)	53,102	99,916
Balance as of April 2, 2022	765,174,900	$765,175	$1,737,301	$10,279,792	$(1,299,004)	256,507,982	$(10,161,855)	$1,321,409

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 26, 2020	765,174,900	$765,175	$1,565,255	$10,383,493	$(1,388,169)	255,176,469	$(9,898,955)	$1,426,799
Net earnings				88,927				88,927
Foreign currency translation adjustment					9,805			9,805
Amortization of cash flow hedges, net of tax					2,191			2,191
Change in cash flow hedges, net of tax					9,135			9,135
Change in net investment hedges, net of tax					9,388			9,388
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					7,957			7,957
Change in marketable securities, net of tax					(2,753)			(2,753)
Dividends declared ($0.45 per common share)				(230,754)				(230,754)
Share-based compensation awards			29,306			(1,359,456)	45,596	74,902
Balance as of March 27, 2021	765,174,900	$765,175	$1,594,561	$10,241,666	$(1,352,446)	253,817,013	$(9,853,359)	$1,395,597

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 3, 2021	765,174,900	$765,175	$1,619,995	$10,151,706	$(1,148,764)	253,342,595	$(9,835,216)	$1,552,896
Net earnings				848,779				848,779
Foreign currency translation adjustment					(210,646)			(210,646)
Amortization of cash flow hedges, net of tax					6,465			6,465
Change in cash flow hedges, net of tax					11,845			11,845
Change in net investment hedges, net of tax					30,568			30,568
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					18,591			18,591
Change in marketable securities, net of tax					(7,063)			(7,063)
Dividends declared ($1.41 per common share)				(720,693)				(720,693)
Treasury stock purchases						5,679,298	(415,824)	(415,824)
Increase in ownership interest in subsidiaries			(304)					(304)
Share-based compensation awards			117,610			(2,513,911)	89,185	206,795
Balance as of April 2, 2022	765,174,900	$765,175	$1,737,301	$10,279,792	$(1,299,004)	256,507,982	$(10,161,855)	$1,321,409

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 27, 2020	765,174,900	$765,175	$1,506,901	$10,563,008	$(1,710,881)	256,915,825	$(9,965,590)	$1,158,613
Net earnings				373,116				373,116
Foreign currency translation adjustment					345,452			345,452
Amortization of cash flow hedges, net of tax					6,501			6,501
Change in cash flow hedges, net of tax					8,503			8,503
Change in net investment hedges, net of tax					(22,539)			(22,539)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					23,789			23,789
Change in marketable securities, net of tax					(3,271)			(3,271)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), net of tax				(2,068)				(2,068)
Dividends declared ($1.35 per common share)				(692,390)				(692,390)
Share-based compensation awards			87,660			(3,098,812)	112,231	199,891
Balance as of March 27, 2021	765,174,900	$765,175	$1,594,561	$10,241,666	$(1,352,446)	253,817,013	$(9,853,359)	$1,395,597

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	39-Week Period Ended
	Apr. 2, 2022	Mar. 27, 2021
Cash flows from operating activities:
Net earnings	$848,779	$373,116
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	90,667	65,655
Depreciation and amortization	571,607	542,471
Operating lease asset amortization	82,415	81,414
Amortization of debt issuance and other debt-related costs	16,160	19,485
Deferred income taxes	(110,058)	(161,824)
Provision for losses on receivables	572	(137,670)
Loss on extinguishment of debt	115,603	—
Loss on sale of business	—	22,834
Other non-cash items	(8,945)	(7,507)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(908,127)	(130,403)
Increase in inventories	(644,799)	(82,525)
Increase in prepaid expenses and other current assets	(25,391)	(50,833)
Increase in accounts payable	764,263	800,248
Increase in accrued expenses	131,376	9,065
Decrease in operating lease liabilities	(99,343)	(94,228)
(Decrease) increase in accrued income taxes	(42,013)	167,693
(Increase) decrease in other assets	(6,595)	23,345
(Decrease) increase in other long-term liabilities	(30,300)	39,448
Net cash provided by operating activities	745,871	1,479,784
Cash flows from investing activities:
Additions to plant and equipment	(327,535)	(251,167)
Proceeds from sales of plant and equipment	15,946	19,308
Acquisition of businesses, net of cash acquired	(1,281,835)	—
Purchase of marketable securities	(19,318)	(44,687)
Proceeds from sales of marketable securities	16,648	30,773
Other investing activities	12,773	—
Net cash used for investing activities	(1,583,321)	(245,773)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	—	(411,200)
Other debt borrowings including senior notes	1,251,484	2,943
Other debt repayments	(38,370)	(1,489,431)
Redemption premiums and repayments of senior notes	(1,395,668)	—
Debt issuance costs	(15,547)	—
Cash received from termination of interest rate swap agreements	23,127	—
Proceeds from stock option exercises	89,185	112,231
Stock repurchases	(415,824)	—
Dividends paid	(719,865)	(689,251)
Other financing activities	(19,456)	(15,024)
Net cash used for financing activities	(1,240,934)	(2,489,732)
Effect of exchange rates on cash, cash equivalents and restricted cash	(13,623)	85,183
Net decrease in cash, cash equivalents and restricted cash	(2,092,007)	(1,170,538)
Cash, cash equivalents and restricted cash at beginning of period	3,037,100	6,095,570
Cash, cash equivalents and restricted cash at end of period	$945,093	$4,925,032
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$456,996	$386,753
Income taxes, net of refunds	395,065	71,435
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

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Apr. 2, 2022	Mar. 27, 2021
	(In thousands)
Cash and cash equivalents	$876,139	$4,895,723
Restricted cash (1)	68,954	29,309
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$945,093	$4,925,032

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

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $4.5 billion and $3.5 billion as of April 2, 2022 and July 3, 2021, respectively, with the increase reflective of the ongoing industry recovery and increasing customer sales following the COVID-19 pandemic.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of April 2, 2022, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Apr. 2, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,295,514	$398,378	$484,082	$9	$3,177,983
Canned and dry products	2,194,073	593,156	203,184	77	2,990,490
Frozen fruits, vegetables, bakery and other	1,597,129	514,418	282,246	—	2,393,793
Poultry	1,425,320	232,456	243,927	—	1,901,703
Dairy products	1,230,092	308,260	138,414	—	1,676,766
Fresh produce	1,162,694	222,765	60,738	—	1,446,197
Paper and disposables	930,526	121,184	186,801	13,034	1,251,545
Seafood	630,833	100,312	42,667	—	773,812
Beverage products	264,087	116,590	124,058	19,218	523,953
Other (1)	275,895	226,570	28,720	234,712	765,897
Total Sales	$12,006,163	$2,834,089	$1,794,837	$267,050	$16,902,139

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Mar. 27, 2021
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$1,585,533	$227,350	$425,156	$—	$2,238,039
Canned and dry products	1,513,681	338,853	46,583	—	1,899,117
Frozen fruits, vegetables, bakery and other	1,141,919	337,477	277,766	—	1,757,162
Poultry	920,979	159,589	228,504	—	1,309,072
Dairy products	812,887	188,212	143,028	—	1,144,127
Paper and disposables	752,996	93,205	189,337	10,122	1,045,660
Fresh produce	715,406	126,965	68,074	—	910,445
Seafood	507,446	55,873	36,553	—	599,872
Beverage products	186,211	56,963	145,704	11,080	399,958
Other (1)	223,183	138,639	19,990	139,325	521,137
Total Sales	$8,360,241	$1,723,126	$1,580,695	$160,527	$11,824,589

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	39-Week Period Ended Apr. 2, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$7,143,738	$1,211,781	$1,471,877	$9	$9,827,405
Canned and dry products	6,358,629	1,735,674	496,396	107	8,590,806
Frozen fruits, vegetables, bakery and other	4,606,909	1,550,944	847,579	—	7,005,432
Poultry	4,127,709	714,412	696,633	—	5,538,754
Dairy products	3,445,668	902,752	418,373	—	4,766,793
Fresh produce	3,187,379	656,552	191,349	—	4,035,280
Paper and disposables	2,736,429	355,559	568,054	41,325	3,701,367
Seafood	1,909,559	332,114	109,871	—	2,351,544
Beverage products	766,829	340,966	393,089	60,133	1,561,017
Other (1)	824,432	734,854	76,972	664,232	2,300,490
Total Sales	$35,107,281	$8,535,608	$5,270,193	$765,806	$49,678,888

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	39-Week Period Ended Mar. 27, 2021
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$4,583,392	$809,339	$1,256,208	$—	$6,648,939
Canned and dry products	4,325,880	1,113,600	109,023	11	5,548,514
Frozen fruits, vegetables, bakery and other	3,269,395	1,158,748	809,975	—	5,238,118
Poultry	2,600,235	513,184	662,759	—	3,776,178
Dairy products	2,467,961	629,376	433,023	—	3,530,360
Paper and disposables	2,149,596	276,819	550,605	30,435	3,007,455
Fresh produce	2,123,214	443,462	199,584	—	2,766,260
Seafood	1,398,098	213,874	88,036	—	1,700,008
Beverage products	535,130	207,851	436,503	33,018	1,212,502
Other (1)	753,016	488,355	79,528	411,717	1,732,616
Total Sales	$24,205,917	$5,854,608	$4,625,244	$475,181	$35,160,950

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our former Sysco Labs business, and other janitorial products, medical supplies and smallwares.

4. ACQUISITIONS

During the first 39 weeks of fiscal 2022, the company paid cash of $1.3 billion for several acquisitions. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of April 2, 2022, aggregate contingent consideration outstanding was $89.5 million, of which $87.0 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 fair value measurement.

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

(1) The excess purchase price of $717.1 million was assigned to goodwill and intangibles, a portion of which is deductible for income tax purposes. Goodwill of $491.6 million has been assigned to the U.S. Foodservice Operations reportable segment. Intangible assets include customer relationships of $116.0 million with a weighted average life of 8 years and trade names of $109.5 million with a weighted average life of 15 years. Amortization expense is being recognized on a straight-line basis and was $14.7 million for the first 39 weeks of fiscal 2022.

The assets, liabilities and operating results of Greco are reflected in the company’s consolidated financial statements in accordance with Accounting Standard Codification Topic No. 805, Business Combinations, commencing from the acquisition date. In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision until Sysco receives final information and other analysis during the measurement period. These include items such as finalizing valuation of acquired tangible and intangible assets and related tax attributes.

The first 39 weeks of fiscal 2022 includes the results of operations of Greco for the period from August 12, 2021 to April 2, 2022. The results were not material to the consolidated results of the company for the first 39 weeks of fiscal 2022.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of April 2, 2022 and July 3, 2021:

	Assets Measured at Fair Value as of Apr. 2, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$862,187	$3	$—	$862,190
Other assets (1)	68,954	—	—	68,954
Total assets at fair value	$931,141	$3	$—	$931,144

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 3, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$2,805,961	$3	$—	$2,805,964
Other assets (1)	29,977	—	—	29,977
Total assets at fair value	$2,835,938	$3	$—	$2,835,941

(1)Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $11.9 billion as of April 2, 2022 and $13.3 billion as of July 3, 2021, while the carrying value was $11.1 billion as of both April 2, 2022 and July 3, 2021.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 39 weeks of fiscal 2022. The following table presents the company’s available-for-sale marketable securities as of April 2, 2022 and July 3, 2021:

	Apr. 2, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$95,571	$265	$(4,248)	$91,588	$3,025	$88,563
Government bonds	30,141	760	(124)	30,777	—	30,777
Total marketable securities	$125,712	$1,025	$(4,372)	$122,365	$3,025	$119,340

	Jul. 3, 2021
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$92,547	$2,491	$(456)	$94,582	$11,570	$83,012
Government bonds	31,552	3,556	—	35,108	—	35,108
Total marketable securities	$124,099	$6,047	$(456)	$129,690	$11,570	$118,120

As of April 2, 2022, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Apr. 2, 2022
(In thousands)
Due in one year or less	$3,025
Due after one year through five years	83,747
Due after five years through ten years	35,593
Total	$122,365

There were no significant realized gains or losses in marketable securities in the first 39 weeks of fiscal 2022.

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of April 2, 2022 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
June 2023	Euro	500

Hedging of foreign currency risk
Various (April 2022 to August 2022)	Swedish Krona	272
Various (April 2022 to December 2022)	British Pound Sterling	24
June 2023	Euro	500

Hedging of fuel risk
Various (April 2022 to July 2023)	Gallons	58

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of April 2, 2022 and July 3, 2021 are as follows:

		Derivative Fair Value
	Balance Sheet location	Apr. 2, 2022	Jul. 3, 2021
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other assets	$376	$43,217

Cash Flow Hedges:
Fuel swaps	Other current assets	$29,682	$16,732
Foreign currency forwards	Other current assets	59	42
Fuel swaps	Other assets	3,112	—
Fuel swaps	Other current liabilities	116	—
Foreign currency forwards	Other current liabilities	372	46
Fuel swaps	Other long-term liabilities	38	—

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	Apr. 2, 2022	Mar. 27, 2021	Apr. 2, 2022	Mar. 27, 2021
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$124,018	$145,773	$495,131	$438,988
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$1,656	$2,097	$29,011	$(11,694)
Derivatives designated as hedging instruments	(4,628)	(6,239)	(52,491)	(3,078)

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		39-Week Period Ended
	Apr. 2, 2022	Mar. 27, 2021	Apr. 2, 2022	Mar. 27, 2021
	(In thousands)
Interest expense	$(1,938)	$(9,737)	$(13,830)	$(34,306)
Decrease in fair value of debt	(3,594)	(11,834)	(42,841)	(22,612)
Hedged items	$1,656	$2,097	$29,011	$(11,694)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended April 2, 2022 and March 27, 2021, presented on a pretax basis, are as follows:

	13-Week Period Ended Apr. 2, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$24,097	Operating expense	$9,302
Foreign currency contracts	(58)	Cost of sales / Other income	—
Total	$24,039		$9,302

Derivatives in net investment hedging relationships:
Foreign denominated debt	$16,055	N/A	$—
Total	$16,055		$—

	13-Week Period Ended Mar. 27, 2021
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$12,143	Operating expense	$(8,745)
Foreign currency contracts	(100)	Cost of sales / Other income	—
Total	$12,043		$(8,745)

Derivatives in net investment hedging relationships:
Foreign denominated debt	$17,901	N/A	$—
Total	$17,901		$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 39-week periods ended April 2, 2022 and March 27, 2021, presented on a pretax basis, are as follows:

	39-Week Period Ended Apr. 2, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$16,024	Operating expense	$26,882
Foreign currency contracts	(492)	Cost of sales / Other income	—
Total	$15,532		$26,882

Derivatives in net investment hedging relationships:
Foreign denominated debt	$40,757	N/A	$—
Total	$40,757		$—

	39-Week Period Ended Mar. 27, 2021
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(34,686)	Operating expense	$(8,688)
Foreign currency contracts	5,180	Cost of sales / Other income	3,626
Total	$(29,506)		$(5,062)

Derivatives in net investment hedging relationships:
Foreign currency contracts	$51,354	N/A	$—
Foreign denominated debt	10,150	N/A	—
Total	$61,504		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of April 2, 2022 are as follows:

	Apr. 2, 2022
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(568,436)	$(376)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of July 3, 2021 are as follows:

	Jul. 3, 2021
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(1,065,364)	$(43,217)

8. DEBT

As of April 2, 2022, the company had a $2.0 billion long-term revolving credit facility ($2.0 billion facility) that would have expired on June 28, 2024. As of April 2, 2022, there were no borrowings outstanding under this facility. This credit facility was amended in the first quarter of fiscal 2022, to (a) eliminate the covenant that had restricted (i) increases to the company’s regular quarterly dividend and (ii) share repurchases, in each case, until the earlier of September 2022 or the date on which Sysco has achieved a certain ratio of consolidated EBITDA to consolidated interest expense, and (b) adjusted the covenant requiring Sysco to maintain a certain ratio of consolidated EBITDA to consolidated interest expense.

On April 29, 2022, Sysco entered into a new long-term revolving credit facility to replace the $2.0 billion facility. The new facility includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. The new facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. This ratio is lower than the previous covenant that was included in the $2.0 billion facility. The new revolving credit facility expires on April 29, 2027.

Sysco has a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of April 2, 2022, there were no commercial paper issuances outstanding under this program. During the first 39 weeks of fiscal 2022, there were no borrowing activities under our commercial paper programs, $2.0 billion facility or short-term bank notes.

In December 2021, the company accessed favorable credit markets and undertook a refinancing of previously outstanding senior notes to increase its weighted-average maturity profile and lower its average interest rates on the company’s debt portfolio. As part of the refinancing, on December 14, 2021, Sysco issued senior notes (the “Notes”) totaling $1.25 billion. Details of the Notes are as follows:

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

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Apr. 2, 2022	Mar. 27, 2021	Apr. 2, 2022	Mar. 27, 2021
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$303,325	$88,927	$848,779	$373,116
Denominator:
Weighted-average basic shares outstanding	508,368,159	511,110,670	510,642,876	510,081,610
Dilutive effect of share-based awards	3,870,364	3,474,459	3,555,904	2,607,285
Weighted-average diluted shares outstanding	512,238,523	514,585,129	514,198,780	512,688,895
Basic earnings per share	$0.60	$0.17	$1.66	$0.73
Diluted earnings per share	$0.59	$0.17	$1.65	$0.73

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,105,000 and 1,893,000 for the third quarter of fiscal 2022 and fiscal 2021, respectively. The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,731,000 and 4,763,000 for the first 39 weeks of fiscal 2022 and fiscal 2021, respectively.

10.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $240.6 million and $124.7 million for the third quarter of fiscal 2022 and fiscal 2021, respectively. Comprehensive income was $698.5 million and $731.6 million for the first 39 weeks of fiscal 2022 and fiscal 2021, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Apr. 2, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$99	$25	$74
Amortization of actuarial loss, net	Other expense, net	8,668	2,154	6,514
Total reclassification adjustments		8,767	2,179	6,588
Foreign currency translation:
Foreign currency translation adjustment	N/A	(96,582)	—	(96,582)
Marketable securities:
Change in marketable securities (1)	N/A	(6,738)	(1,415)	(5,323)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	24,039	5,664	18,375
Change in net investment hedge	N/A	16,055	4,014	12,041
Total other comprehensive income before reclassification adjustments		40,094	9,678	30,416
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income (loss)		$(51,585)	$11,161	$(62,746)

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the third quarter of fiscal 2022.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Mar. 27, 2021
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$183	$46	$137
Amortization of actuarial loss, net	Other expense, net	10,421	2,601	7,820
Total reclassification adjustments		10,604	2,647	7,957
Foreign currency translation:
Foreign currency translation adjustment	N/A	9,805	—	9,805
Marketable securities:
Change in marketable securities (1)	N/A	(3,485)	(732)	(2,753)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	12,043	2,908	9,135
Change in net investment hedges	N/A	17,901	8,513	9,388
Total other comprehensive income before reclassification adjustments		29,944	11,421	18,523
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,921	730	2,191
Total other comprehensive income		$49,789	$14,066	$35,723

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the third quarter of fiscal 2021.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		39-Week Period Ended Apr. 2, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$297	$75	$222
Amortization of actuarial loss, net	Other expense, net	24,555	6,186	18,369
Total reclassification adjustments		24,852	6,261	18,591
Foreign currency translation:
Other comprehensive income (loss) before reclassification adjustments:
Foreign currency translation adjustment	N/A	(210,646)	—	(210,646)
Marketable securities:
Change in marketable securities (1)	N/A	(8,939)	(1,876)	(7,063)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	15,532	3,687	11,845
Change in net investment hedges	N/A	40,757	10,189	30,568
Total other comprehensive income before reclassification adjustments		56,289	13,876	42,413
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,622	2,157	6,465
Total other comprehensive income (loss)		$(129,822)	$20,418	$(150,240)

(1) Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 39 weeks of fiscal 2022.
(2) Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		39-Week Period Ended Mar. 27, 2021
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$549	$138	$411
Amortization of actuarial loss, net	Other expense, net	31,161	7,783	23,378
Total reclassification adjustments		31,710	7,921	23,789
Foreign currency translation:
Foreign currency translation adjustment	N/A	345,452	—	345,452
Marketable securities:
Change in marketable securities (1)	N/A	(4,140)	(869)	(3,271)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge (3)	Operating expenses (2)	11,554	3,051	8,503
Change in net investment hedges	N/A	(30,052)	(7,513)	(22,539)
Total other comprehensive income before reclassification adjustments		(18,498)	(4,462)	(14,036)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,669	2,168	6,501
Total other comprehensive (loss) income		$363,193	$4,758	$358,435

(1)Realized gains or losses on marketable securities are presented within other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in the first 39 weeks of fiscal 2021.
(2)Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(3) Change in cash flow hedges includes the termination of some cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Apr. 2, 2022
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 3, 2021	$(1,061,991)	$(40,092)	$(51,096)	$4,415	$(1,148,764)
Equity adjustment from foreign currency translation	—	(210,646)	—	—	(210,646)
Amortization of cash flow hedges	—	—	6,465	—	6,465
Change in net investment hedges	—	—	30,568	—	30,568
Change in cash flow hedge	—	—	11,845	—	11,845
Amortization of unrecognized prior service cost	222	—	—	—	222
Amortization of unrecognized net actuarial losses	18,369	—	—	—	18,369
Change in marketable securities	—	—	—	(7,063)	(7,063)
Balance as of Apr. 2, 2022	$(1,043,400)	$(250,738)	$(2,218)	$(2,648)	$(1,299,004)

	39-Week Period Ended Mar. 27, 2021
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2020	$(1,265,714)	$(402,384)	$(49,878)	$7,095	$(1,710,881)
Equity adjustment from foreign currency translation	—	345,452	—	—	345,452
Amortization of cash flow hedges	—	—	6,501	—	6,501
Change in net investment hedges	—	—	(22,539)	—	(22,539)
Change in cash flow hedge	—	—	8,503	—	8,503
Amortization of unrecognized prior service cost	411	—	—	—	411
Amortization of unrecognized net actuarial losses	23,378	—	—	—	23,378
Change in marketable securities	—	—	—	(3,271)	(3,271)
Balance as of Mar. 27, 2021	$(1,241,925)	$(56,932)	$(57,413)	$3,824	$(1,352,446)

11.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 39 weeks of fiscal 2022, options to purchase 1,224,150 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2022 was $17.39.

In the first 39 weeks of fiscal 2022, employees were granted 473,355 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 39 weeks of fiscal 2022 was $76.75. The PSUs will convert into shares of Sysco common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 39 weeks of fiscal 2022, employees were granted 736,709 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2022 was $80.24.

Employee Stock Purchase Plan

Plan participants purchased 661,656 shares of common stock under the ESPP during the first 39 weeks of fiscal 2022. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.92 during the first 39 weeks of fiscal 2022. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $90.7 million and $65.7 million for the first 39 weeks of fiscal 2022 and fiscal 2021, respectively.

As of April 2, 2022, there was $144.2 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.97 years.

12.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the third quarter and first 39 weeks of fiscal 2022 were 21.31% and 23.18%, respectively. As compared to the company’s statutory tax rate, the higher effective tax rate for the third quarter and first 39 weeks of fiscal 2022 was favorably impacted by the excess tax benefits of equity-based compensation that totaled $7.9 million and $10.8 million, respectively, and the impact of non-taxable corporate-owned life insurance policies that totaled $0.4 million and $1.4 million, respectively. For the first 39 weeks of fiscal 2022, these were partially offset by the increase in our reserve for uncertain tax positions of $12.0 million recognized in the first quarter of fiscal 2022. The effective tax rates for the third quarter and first 39 weeks of fiscal 2021 were 13.54% and 15.72%, respectively. As compared to the company’s statutory tax rate, the lower effective tax rate for the third quarter and first 39 weeks of fiscal 2021 was impacted by the favorable impact of excess tax benefits of equity-based compensation that totaled $6.0 million and $12.6 million, respectively. The first 39 weeks of fiscal 2021 were also favorably impacted by the $7.6 million tax benefit attributable to the sale of the stock of Cake Corporation and the impact of changes in tax law in the U.K. of $5.5 million, both of which occurred in the first quarter of fiscal 2021.

Uncertain Tax Positions

As of April 2, 2022, the gross amount of unrecognized tax benefit and related accrued interest was $32.4 million and $5.4 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

•U.S. Foodservice Operations – includes (a) the company’s U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh production distribution business, our Specialty Meats and Seafood Group specialty protein operations and a number of small specialty businesses that are not material to the operations of Sysco;
•International Foodservice Operations – includes operations in the Americas (primarily outside of the U.S. and Europe), which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our operations that distribute to international customers. Our European operations primarily consist of operations in the U.K., France, Ireland and Sweden;
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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended		39-Week Period Ended
	Apr. 2, 2022	Mar. 27, 2021	Apr. 2, 2022	Mar. 27, 2021
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$12,006,163	$8,360,241	$35,107,281	$24,205,917
International Foodservice Operations	2,834,089	1,723,126	8,535,608	5,854,608
SYGMA	1,794,837	1,580,695	5,270,193	4,625,244
Other	267,050	160,527	765,806	475,181
Total	$16,902,139	$11,824,589	$49,678,888	$35,160,950

	13-Week Period Ended		39-Week Period Ended
	Apr. 2, 2022	Mar. 27, 2021	Apr. 2, 2022	Mar. 27, 2021
Operating income (loss):	(In thousands)		(In thousands)
U.S. Foodservice Operations	$746,467	$545,502	$2,220,812	$1,619,162
International Foodservice Operations	7,760	(121,487)	55,181	(201,973)
SYGMA	4,362	12,937	(4,814)	35,957
Other	(3,972)	5,884	2,667	4,861
Total segments	754,617	442,836	2,273,846	1,458,007
Global Support Center	(258,888)	(206,919)	(701,526)	(590,449)
Total operating income	495,729	235,917	1,572,320	867,558
Interest expense	124,018	145,773	495,131	438,988
Other (income) expense, net	(13,777)	(12,708)	(27,705)	(14,140)
Earnings before income taxes	$385,488	$102,852	$1,104,894	$442,710

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

Highlights

Our third quarter of fiscal 2022 results were strong, reflecting sequential sales growth improvements and accelerating market share gains. Our share gains in the U.S. and International segments continued to accelerate and demonstrated the impact of our Recipe for Growth strategy on our business. Additionally, our teams made significant improvements in operating expense leverage, with lower business recovery costs, good progress in our operations productivity performance efforts and continued re-investments to drive profitable growth. See below for a comparison of our fiscal 2022 results to our fiscal 2021 results, both including and excluding Certain Items (as defined below).

Comparisons of results from the third quarter of fiscal 2022 to the third quarter of fiscal 2021 are presented below:

•Sales:
◦increased 42.9%, or $5.1 billion, to $16.9 billion;
•Operating income:
◦increased 110.1%, or $259.8 million, to $495.7 million;
◦adjusted operating income increased 124.6%, or $319.2 million, to $575.4 million;
•Net earnings:
◦increased 241.1%, or $214.4 million, to $303.3 million;
◦adjusted net earnings increased 216.1%, or $248.1 million, to $362.9 million;
•Basic earnings per share:

◦increased 252.9%, or $0.43, to $0.60 per share;
•Diluted earnings per share:
◦increased 247.1%, or $0.42, to $0.59 per share;
◦adjusted diluted earnings per share increased 222.7%, or $0.49, to $0.71 in fiscal 2022;
•EBITDA:
◦increased 65.2%, or $277.6 million, to $703.3 million; and
◦adjusted EBITDA increased 72.8%, or $318.4 million, to $755.8 million.

Comparisons of results from the first 39 weeks of fiscal 2022 to the first 39 weeks of fiscal 2021 are presented below:

•Sales:
◦increased 41.3%, or $14.5 billion, to $49.7 billion;
•Operating income:
◦increased 81.2%, or $704.8 million, to $1.6 billion;
◦adjusted operating income increased 105.4%, or $901.2 million, to $1.8 billion;
•Net earnings:
◦increased 127.5%, or $475.7 million, to $848.8 million;
◦adjusted net earnings increased 189.9%, or $710.6 million, to $1.1 billion;
•Basic earnings per share:
◦increased 127.4%, or $0.93, to $1.66 per share;
•Diluted earnings per share:
◦increased 126.0%, or $0.92, to $1.65 per share; and
◦adjusted diluted earnings per share increased 189.0%, or $1.38, to $2.11 in fiscal 2022;
•EBITDA:
◦increased 52.5%, or $747.5 million, to $2.2 billion; and
◦adjusted EBITDA increased 65.9%, or $905.4 million, to $2.3 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; acquisition-related costs consisting of: (1) intangible amortization expense and (2) acquisition costs and due diligence costs related to our acquisitions; and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for the first 39 weeks of fiscal 2022 were also impacted by (1) a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory (2) debt extinguishment costs and (3) the increase in reserves for uncertain tax positions. Our results for the first 39 weeks of fiscal 2021 were also impacted by losses on the sale of businesses.

The fiscal 2022 and fiscal 2021 items discussed above are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our total Sysco and our International Foodservice Operations results on a constant currency basis.

Trends

Economic and Industry Trends

The food-away-from-home sector continues to experience an overall recovery as compared to fiscal 2021. Our third quarter began with disruptions from the Omicron variant of COVID-19, which negatively impacted consumer demand and our customers due to the reintroduction of significant restrictions on their businesses. These conditions persisted through February; however, we experienced a strong market rebound beginning in late February and during March, as the impact of this variant lessened and restrictions eased.

Sales and Gross Profit Trends

Our sales and gross profit performance can be influenced by multiple factors, including price, volume, inflation, customer mix and product mix. The most significant factor affecting performance in the third quarter of fiscal 2022 was volume growth, as we experienced strong results from both independent and chain customers, driven by a 14.1% improvement in local case volume and an 18.8% improvement in total case volume within our U.S. Broadline operations, in each instance as compared to the third quarter of fiscal 2021. This growth enabled us to gain market share during the third quarter of fiscal 2022. We have two customer business segments that remain impacted by the COVID-19 pandemic, namely “Business and Industry” (which includes, for example, office cafeterias) and “Travel and Hospitality.” We anticipate that both of these segments will make progress in their recovery in future quarters, which will contribute to our continued volume growth. We are on track to exceed our stated goal of achieving growth at a rate of 1.2 times the industry in fiscal 2022, and we believe that our Recipe for Growth strategy will enable us to accelerate over the next three years and grow at 1.5 times the pace of the industry by the end of fiscal 2024.

Product cost inflation has also been a driver of our sales and gross profit performance. We experienced inflation at a rate of 15.8% and 14.4% in the third quarter and first 39 weeks of fiscal 2022, respectively, in our U.S. Broadline operations, primarily driven by inflation in the poultry, produce and dairy categories. We have been successful in managing our inflation, resulting in an increase in gross profit dollars. Gross margin decreased 12 and 45 basis points in the third quarter and the first 39 weeks of fiscal 2022, respectively, as compared to the same prior year periods, largely due to the impact of product cost inflation. We are concerned about the long-term effect of elevated inflation, and we are taking actions to address it. We are actively working to improve our cost of goods sold to Sysco, so that we can pass along value to our customers. We are also pursuing Sysco brand penetration, as we believe that Sysco products can save our customers money. Lastly, we are working with our customers to help them with their menu design and locate product alternatives to avoid highly inflationary items and sub-categories.

Operating Expense Trends

Total operating expenses increased 33.4% and 31.0% during the third quarter and first 39 weeks of fiscal 2022, respectively, as compared to the third quarter and first 39 weeks of fiscal 2021, driven by the variable costs associated with significantly increased volumes, our transformation initiatives under our Recipe for Growth strategy, investments in business recovery costs and expenses due to lower productivity resulting from high turnover in our teams. Our operating results in the third quarter and first 39 weeks of fiscal 2022 included $48 million and $116 million, respectively, of operating expense investments for our Recipe for Growth strategy. We are making these necessary investments to ensure that we can serve our customers to enable us to continue increasing market share, profitably, at the national and local level. We have made a purposeful response to the COVID-generated labor and safety environment in which we are operating, with $35 million and $165 million in business recovery operating investments such as recruiting costs, hiring marketing, vaccination promotion, contract labor and sign-on and retention bonuses during the third quarter and first 39 weeks of fiscal 2022, respectively. We continued to improve our staffing levels in the third quarter of fiscal 2022, primarily for transportation and warehouse staff. Incremental training and overtime costs were approximately $30 million in the third quarter of fiscal 2022, which is lower than the approximately $40 million for these same costs in the second quarter of fiscal 2022. These efforts, along with productivity improvements from prior quarters, are lowering our business recovery costs, and we expect these expenses to continue to decline in the fourth quarter of fiscal 2022. Even with those significant business recovery and transformation operating expense investments, offset by the continued benefit of our cost-savings efforts, we leveraged our adjusted operating expense structure.

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

Comparisons of results from the third quarter of fiscal 2022 to the third quarter of fiscal 2019 are presented below:

•Sales:

◦increased 15.3%, or $2.2 billion, as compared to fiscal 2019;
•Operating income:
◦decreased 6.4%, or $33.9 million, as compared to fiscal 2019;
◦adjusted operating income decreased 7.2%, or $44.8 million, as compared to fiscal 2019;
•EBITDA:
◦decreased 0.9%, or $6.3 million, as compared to fiscal 2019;
◦adjusted EBITDA decreased 2.7%, or $21.1 million, as compared to fiscal 2019;
•Diluted earnings per share:
◦decreased 30.6%, or $0.26, as compared to fiscal 2019; and
◦adjusted diluted earnings per share decreased 10.1%, or $0.08, as compared to fiscal 2019.

Comparisons of results from the first 39 weeks of fiscal 2022 to the first 39 weeks of fiscal 2019 are presented below:

•Sales:
◦increased 11.3%, or $5.0 billion, as compared to fiscal 2019;
•Operating income:
◦decreased 2.3%, or $37.3 million, as compared to fiscal 2019;
◦adjusted operating income decreased 8.3%, or $159.0 million, as compared to fiscal 2019;
•EBITDA:
◦increased 0.04%, or $0.9 million, as compared to fiscal 2019;
◦adjusted EBITDA decreased 4.5%, or $107.3 million, as compared to fiscal 2019;
•Diluted earnings per share:
◦decreased 24.0%, or $0.52, as compared to fiscal 2019; and
◦adjusted diluted earnings per share decreased 13.9%, or $0.34, as compared to fiscal 2019.

Key items impacting the comparability of Sysco’s results in the third quarter of fiscal 2022 to the third quarter of fiscal 2019 included the one-time and short-term expenses associated with the business recovery and the operating expense investments towards our Recipe for Growth strategy.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy, where we plan to reinforce our existing businesses, while cultivating new channels, new segments and new capabilities. We have completed the following acquisitions thus far in fiscal 2022:

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
•In the third quarter of fiscal 2022, we acquired The Coastal Companies, a leading fresh produce distributor and value-added processer on the East Coast.

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

Our various business transformation initiatives remain on track, such as the centralized pricing tool project, which is substantially complete for U.S. local customers, and which enables Sysco to strategically manage the high levels of inflation that we are currently experiencing. Other initiatives, such as our personalization engine, continue to expand, while the sales transformation is helping our sales teams continue to win new business. Additionally, we are continuing to improve the efficiency of our organization, such as regionalizing the leadership structure of our U.S. Broadline and specialty business, as we reduce our structural expenses to fund our capital investments. In the third quarter of fiscal 2022, we converted our U.S. broadline operations from an industry traditional five-day work week to a full six-day delivery model, which provides a better schedule for our associates, increases efficiency in our operations, increases weekly throughput without the need for additional trucks or building expansions and increases our ability to deliver to our customers on time. From these actions as a part of our Recipe for Growth, we can see the benefits of our developing capabilities in the new customers we are winning and in the progress we are making towards increasing market share. We expect that, as our Recipe for Growth matures, the impact on our top-line growth will continue to accelerate. We are committed to profitably growing 1.2 times the market for fiscal 2022 and 1.5 times the market by the end of fiscal 2024, the third year of our three-year strategic plan.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Apr. 2, 2022	Mar. 27, 2021	Apr. 2, 2022	Mar. 27, 2021
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2	82.0	82.1	81.7
Gross profit	17.8	18.0	17.9	18.3
Operating expenses	14.9	16.0	14.7	15.8
Operating income	2.9	2.0	3.2	2.5
Interest expense	0.7	1.2	1.0	1.2
Other (income) expense, net	(0.1)	(0.1)	—	—
Earnings before income taxes	2.3	0.9	2.2	1.3
Income taxes	0.5	0.1	0.5	0.2
Net earnings	1.8%	0.8%	1.7%	1.1%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
	Apr. 2, 2022	Apr. 2, 2022
Sales	42.9%	41.3%
Cost of sales	43.2	42.1
Gross profit	42.0	37.8
Operating expenses	33.4	31.0
Operating income	110.1	81.2
Interest expense	(14.9)	12.8
Other (income) expense, net (1) (2)	8.4	95.9
Earnings before income taxes	274.8	149.6
Income taxes	490.0	268.0
Net earnings	241.1%	127.5%
Basic earnings per share	252.9%	127.4%
Diluted earnings per share	247.1	126.0
Average shares outstanding	(0.5)	0.1
Diluted shares outstanding	(0.5)	0.3

(1)Other (income) expense, net was income of $13.8 million and income of $12.7 million in the third quarter of fiscal 2022 and fiscal 2021, respectively.
(2)Other (income) expense, net was income of $27.7 million and income of $14.1 million in the first 39 weeks of fiscal 2022 and fiscal 2021, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Apr. 2, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$12,006,163	$2,834,089	$1,794,837	$267,050	$—	$16,902,139
Sales increase (decrease)	43.6%	64.5%	13.5%	66.4%		42.9%
Percentage of total	71.0%	16.8%	10.6%	1.5%		99.9%

Operating income (loss)	$746,467	$7,760	$4,362	$(3,972)	$(258,888)	$495,729
Operating income (loss) increase (decrease)	36.8%	NM	(66.3)%	NM	25.1%	NM
Percentage of total segments	98.9%	1.0%	0.6%	(0.5)%		100.0%
Operating income (loss) as a percentage of sales	6.2%	0.3%	0.2%	(1.5)%		2.9%

	13-Week Period Ended Mar. 27, 2021
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$8,360,241	$1,723,126	$1,580,695	$160,527	$—	$11,824,589
Percentage of total	70.7%	14.6%	13.4%	1.3%		100.0%

Operating income (loss)	$545,502	$(121,487)	$12,937	$5,884	$(206,919)	$235,917
Percentage of total segments	123.2%	(27.4)%	2.9%	1.3%		100.0%
Operating income as a percentage of sales	6.5%	(7.1)%	0.8%	3.7%		2.0%

	39-Week Period Ended Apr. 2, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$35,107,281	$8,535,608	$5,270,193	$765,806	$—	$49,678,888
Sales increase (decrease)	45.0%	45.8%	13.9%	61.2%		41.3%
Percentage of total	70.7%	17.2%	10.6%	1.5%		100.0%

Operating income (loss)	$2,220,812	$55,181	$(4,814)	$2,667	$(701,526)	$1,572,320
Operating income increase (decrease)	37.2%	127.3%	(113.4)%	(45.1)%		81.2%
Percentage of total segments	97.7%	2.4%	(0.2)%	0.1%		100.0%
Operating income as a percentage of sales	6.3%	0.6%	(0.1)%	0.3%		3.2%

	39-Week Period Ended Mar. 27, 2021
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$24,205,917	$5,854,608	$4,625,244	$475,181	$—	$35,160,950
Percentage of total	68.8%	16.7%	13.2%	1.3%		100.0%

Operating income (loss)	$1,619,162	$(201,973)	$35,957	$4,861	$(590,449)	$867,558
Percentage of total segments	111.1%	(13.9)%	2.5%	0.3%		100.0%
Operating income as a percentage of sales	6.7%	(3.4)%	0.8%	1.0%		2.5%

Based on information in Note 14, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, in the third quarter and first 39 weeks of fiscal 2022, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 87.8% and 87.8% of Sysco’s overall sales and 99.9% and 100.1% of total segment operating income, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Apr. 2, 2022	13-Week Period Ended Mar. 27, 2021	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$12,006,163	$8,360,241	$3,645,922	43.6%
Gross profit	2,270,045	1,634,837	635,208	38.9
Operating expenses	1,523,578	1,089,335	434,243	39.9
Operating income	$746,467	$545,502	$200,965	36.8%

Gross profit	$2,270,045	$1,634,837	$635,208	38.9%
Adjusted operating expenses (Non-GAAP)	1,520,676	1,109,719	410,957	37.0
Adjusted operating income (Non-GAAP)	$749,369	$525,118	$224,251	42.7%

	39-Week Period Ended Apr. 2, 2022	39-Week Period Ended Mar. 27, 2021	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$35,107,281	$24,205,917	$10,901,364	45.0%
Gross profit	6,594,477	4,793,866	1,800,611	37.6
Operating expenses	4,373,665	3,174,704	1,198,961	37.8
Operating income	$2,220,812	$1,619,162	$601,650	37.2%

Gross profit	$6,594,477	$4,793,866	$1,800,611	37.6%
Adjusted operating expenses (Non-GAAP)	4,364,629	3,293,919	1,070,710	32.5
Adjusted operating income (Non-GAAP)	$2,229,848	$1,499,947	$729,901	48.7%

Sales
The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	20.0%	$1,668.1	23.0%	$5,568.0
Inflation (1)	16.7	1,392.0	15.3	3,692.1
Acquisitions (2)	4.5	373.6	3.4	832.9
Other (3)	2.4	212.2	3.3	808.4
Total change in sales	43.6%	$3,645.9	45.0%	$10,901.4

(1)Represents product cost inflation for our U.S. Foodservice Operations, which includes product cost inflation of 15.8% and 14.4% for U.S. Broadline operations, respectively.
(2)Includes the impact of our fiscal 2022 acquisitions.
(3)Case volume excludes the volume impact from our custom-cut meat companies that do not measure volume in cases. Any impact in volumes from these operations is included within “Other.”

The primary driver of the sales increase in the third quarter and the first 39 weeks of fiscal 2022 was the significant improvement in case volume in our U.S. Broadline operations as a result of two factors: (a) the ongoing business recovery from the COVID-19 pandemic and (b) the impact of our Recipe for Growth initiatives. Case volumes from our U.S. Broadline operations increased 18.8% and 23.1% in the third quarter and first 39 weeks of fiscal 2022, respectively, as compared to the third quarter and first 39 weeks of fiscal 2021. This included a 14.1% and 18.5% improvement in local customer case growth in the third quarter and first 39 weeks of fiscal 2022, respectively, along with a 24.7% and 29.0% increase in national customer case volume in the third quarter and first 39 weeks of fiscal 2022, respectively. The increases in U.S. Broadline case volumes represent organic growth.

Operating Income

The increase in operating income for the third quarter and first 39 weeks of fiscal 2022, as compared to the third quarter and first 39 weeks of fiscal 2021, was driven by gross profit dollar growth and partially offset by an increase in operating expenses.

Gross profit dollar growth in the third quarter and first 39 weeks of fiscal 2022, as compared to the third quarter and first 39 weeks of fiscal 2021, was driven primarily by the improvement in local cases stemming from (a) the ongoing business recovery from the COVID-19 pandemic, (b) the impact of our Recipe for Growth initiative, (c) management of higher inflation and (d) optimization of our business processes and performance. The estimated change in product costs, an internal measure of inflation or deflation, for the third quarter and first 39 weeks of fiscal 2022 for our U.S. Broadline operations was inflation of 15.8% and 14.4%, respectively. For the third quarter of fiscal 2022, this change in product costs was primarily driven by inflation in the poultry, produce and dairy categories. Gross margin, which is gross profit as a percentage of sales, was 18.91% and 18.78% in the third quarter and first 39 weeks of fiscal 2022, respectively, which was a decrease of 64 basis points compared to gross margin of 19.55% in the third quarter of fiscal 2021, and a decrease of 102 basis points compared to gross margin of 19.80% in the first 39 weeks of fiscal 2021, primarily attributable to inflationary pressure.

The increase in operating expenses for the third quarter and first 39 weeks of fiscal 2022, as compared to the third quarter and first 39 weeks of fiscal 2021, was primarily driven by variable costs associated with increased volumes and largely from short-term expenses associated with the ongoing business recovery, including increases in costs for associates, which included recruiting costs, overtime costs, hiring marketing, vaccination promotion, contract labor and sign-on and retention bonuses. These business recovery costs were lower in the third quarter than the second quarter of fiscal 2022 due to improved staffing levels and productivity increases. We have also experienced an increase in operating expenses due to investments for our Recipe for Growth strategy in the first 39 weeks of fiscal 2022. Additionally, we experienced a $108.4 million unfavorable comparison of bad debt expense in the first 39 weeks of fiscal 2022, as compared to the first 39 weeks of fiscal 2021, which included a net bad debt benefit due to the significant reduction of reserves on pre-pandemic receivables that were collected in fiscal 2021. Excluding the impact of these pre-pandemic receivables, our year-over-year change in bad debt expense was not significant.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Apr. 2, 2022	13-Week Period Ended Mar. 27, 2021	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$2,834,089	$1,723,126	$1,110,963	64.5%
Gross profit	570,241	325,200	245,041	75.4
Operating expenses	562,481	446,687	115,794	25.9
Operating income (loss)	$7,760	$(121,487)	$129,247	106.4%

Gross profit	$570,241	$325,200	$245,041	75.4%
Adjusted operating expenses (Non-GAAP)	535,617	417,575	118,042	28.3
Adjusted operating income (loss) (Non-GAAP)	$34,624	$(92,375)	$126,999	137.5%

Sales on a constant currency basis (Non-GAAP)	$2,917,767	$1,723,126	$1,194,641	69.3%
Gross profit on a constant currency basis (Non-GAAP)	590,595	325,200	265,395	81.6
Adjusted operating expenses on a constant currency basis (Non-GAAP)	555,721	417,575	138,146	33.1
Adjusted operating income (loss) (Non-GAAP)	$34,874	$(92,375)	$127,249	137.8%

	39-Week Period Ended Apr. 2, 2022	39-Week Period Ended Mar. 27, 2021	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$8,535,608	$5,854,608	$2,681,000	45.8%
Gross profit	1,725,306	1,149,438	575,868	50.1
Operating expenses	1,670,125	1,351,411	318,714	23.6
Operating (loss) income	$55,181	$(201,973)	$257,154	127.3%

Gross profit	$1,725,306	$1,149,438	$575,868	50.1%
Adjusted operating expenses (Non-GAAP)	1,586,914	1,278,247	308,667	24.1
Adjusted operating (loss) income (Non-GAAP)	$138,392	$(128,809)	$267,201	207.4%

Sales on a constant currency basis (Non-GAAP)	$8,463,829	$5,854,608	$2,609,221	44.6%
Gross profit on a constant currency basis (Non-GAAP)	1,718,893	1,149,438	569,455	49.5
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,582,750	1,278,247	304,503	23.8
Adjusted operating (loss) income on a constant currency basis (Non-GAAP)	$136,143	$(128,809)	$264,952	205.7%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	7.9%	$136.1	7.5%	$440.0
Foreign currency	(4.9)	(83.8)	1.3	74.0
Other (1)	61.5	1,058.7	37.0	2,167.0
Total change in sales	64.5%	$1,111.0	45.8%	$2,681.0

(1)The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the third quarter and first 39 weeks of fiscal 2022 were higher, as compared to the third quarter and first 39 weeks of fiscal 2021, primarily due to the significant improvement in volume. Volume trends accelerated primarily due to fewer cases of the Omicron variant of COVID-19 and the easing of government-imposed restrictions. The impact of our Recipe for Growth initiatives also contributed to volume growth.

Operating Income

The increase in operating income for the third quarter and first 39 weeks of fiscal 2022, as compared to the third quarter and first 39 weeks of fiscal 2021, was due to the continuing increase in sales volumes, along with specific efforts to optimize our gross profit while addressing our increased operating expenses.

The increase in gross profit dollars in the third quarter and first 39 weeks of fiscal 2022, as compared to the third quarter and first 39 weeks of fiscal 2021, was attributable to the increase in sales volume and the pass through of inflation, along with specific efforts to optimize our gross profit dollars.

The increase in operating expenses for the third quarter and first 39 weeks of fiscal 2022, as compared to the third quarter and first 39 weeks of fiscal 2021, was primarily due to an increase in costs for associates including overtime and hiring associates to manage the ongoing business recovery. Additionally, we had an unfavorable comparison of bad debt expense, as fiscal 2021 included a reduction of reserves on pre-pandemic receivables Excluding the impact of these pre-pandemic receivables, our year-over-year change in bad debt expense was not significant.

Results of SYGMA and Other Segment

For SYGMA, sales were 13.5% and 13.9% higher in the third quarter and first 39 weeks of fiscal 2022, respectively, as compared to the third quarter and first 39 weeks of fiscal 2021, primarily from inflation and fee increases, partially offset by a decrease in volume due to the planned exit of a large regional customer, as announced during fiscal 2021. Operating income decreased by $8.6 million and $40.8 million in the third quarter and first 39 weeks of fiscal 2022, respectively, as compared to the third quarter and first 39 weeks of fiscal 2021, as our increased investments in business recovery staffing drove an increase in operating expenses. SYGMA operated at a profit in the third quarter, primarily from fee increases to customers, but operated at a loss for the first 39 weeks of fiscal 2022, primarily due to higher than expected transportation costs.

For the operations that are grouped within Other, operating income decreased $9.9 million and $2.2 million in the third quarter and first 39 weeks of fiscal 2022, respectively, as compared to the third quarter and first 39 weeks of fiscal 2021, operating at a loss in the third quarter, but reflecting a profit for the first 39 weeks of fiscal 2022. Volume for this business has improved as hospitality occupancy rates have grown from prior year levels, and the loss for the third quarter is attributable to one-time costs related to the ongoing business recovery.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the third quarter of fiscal 2022 increased $31.2 million, or 15.7%, as compared to the third quarter of fiscal 2021, primarily due to investments for our Recipe for Growth strategy and higher associate-related expenses. These expenses in the first 39 weeks of fiscal 2022 increased $86.7 million, or 15.0%, as compared to the first 39 weeks of fiscal 2021, primarily due to acquisition and due diligence costs, investments for our Recipe for Growth strategy, higher associate-related expenses and an increase in self-insurance reserves.

Included in Global Support Center expenses are Certain Items that totaled $49.9 million and $91.6 million in the third quarter and first 39 weeks of fiscal 2022, as compared to $15.0 million and $39.0 million in the third quarter and first 39 weeks of fiscal 2021, respectively. Certain Items impacting the third quarter and first 39 weeks of fiscal 2022 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the third quarter and first 39 weeks of fiscal 2021 were primarily expenses associated with our business technology transformation initiatives.

Interest Expense

Interest expense decreased $21.8 million and increased $56.1 million for the third quarter and first 39 weeks of fiscal 2022, respectively, as compared to the third quarter and first 39 weeks of fiscal 2021, primarily attributable to a loss on extinguishment of debt of $115.6 million for the redemption of $1.25 billion in combined aggregate principal amount of our senior notes in the second quarter of fiscal 2022, partially offset by lower debt volume.

Net Earnings

Net earnings increased 241.1% and 127.5% in the third quarter and first 39 weeks of fiscal 2022, respectively, as compared to the third quarter and first 39 weeks of fiscal 2021, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 216.1% and 189.9% in the third quarter and first 39 weeks of fiscal 2022, respectively, primarily due to a significant increase in sales volume, partially offset by an unfavorable tax expense compared to the prior year.

Earnings Per Share

Basic earnings per share in the third quarter of fiscal 2022 were $0.60, a 252.9% increase from the comparable prior year amount of $0.17 per share. Diluted earnings per share in the third quarter of fiscal 2022 were $0.59, a 247.1% increase from the comparable prior year period amount of $0.17 per share. Adjusted diluted earnings per share, excluding Certain Items, in the third quarter of fiscal 2022 were $0.71, a 222.7% increase from the comparable prior year amount of $0.22 per share.

Basic earnings per share in the first 39 weeks of fiscal 2022 were $1.66, a 127.4% increase from the comparable prior year amount of $0.73 per share. Diluted earnings per share in the first 39 weeks of fiscal 2022 were $1.65, an 126.0% increase from the comparable prior year period amount of 0.73 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 39 weeks of fiscal 2022 were $2.11, a 189.0% increase from the comparable prior year amount of $0.73 per share.

Non-GAAP Reconciliations

Our discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; acquisition-related costs consisting of: (1) intangible amortization expense and (2) acquisition costs and due diligence costs related to our acquisitions; and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2022 were also impacted by: (1) a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory, (2) debt extinguishment costs and (3) the increase in reserves for uncertain tax positions. Our results for the first 39 weeks of fiscal 2021 were also impacted by losses on the sale of businesses.

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

	13-Week Period Ended Apr. 2, 2022	13-Week Period Ended Mar. 27, 2021	Change in Dollars	% Change
Sales (GAAP)	$16,902,139	$11,824,589	$5,077,550	42.9%
Impact of currency fluctuations (1)	83,760	—	83,760	0.7
Comparable sales using a constant currency basis (Non-GAAP)	$16,985,899	$11,824,589	$5,161,310	43.6%

Cost of sales (GAAP)	$13,888,745	$9,701,921	$4,186,824	43.2%
Impact of inventory valuation adjustment (2)	(29,550)	—	(29,550)	(0.3)
Cost of sales adjusted for Certain Items (Non-GAAP)	$13,859,195	$9,701,921	$4,157,274	42.9%

Gross profit (GAAP)	$3,013,394	$2,122,668	$890,726	42.0%
Impact of inventory valuation adjustment (2)	29,550	—	29,550	1.4
Comparable gross profit adjusted for Certain Items (Non-GAAP)	3,042,944	2,122,668	920,276	43.4
Impact of currency fluctuations (1)	20,426	—	20,426	0.9
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,063,370	$2,122,668	$940,702	44.3%

Gross margin (GAAP)	17.83%	17.95%		-12 bps
Impact of inventory valuation adjustment (2)	0.17	—		17 bps
Comparable Gross margin adjusted for Certain Items (Non-GAAP)	18.00%	17.95%		5 bps
Impact of currency fluctuations (1)	0.03	—		3 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.03%	17.95%		8 bps

Operating expenses (GAAP)	$2,517,665	$1,886,751	$630,914	33.4%
Impact of restructuring and transformational project costs (3)	(19,171)	(34,953)	15,782	45.2
Impact of acquisition-related costs (4)	(36,699)	(18,834)	(17,865)	(94.9)
Impact of bad debt reserve adjustments (5)	5,717	33,473	(27,756)	(82.9)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,467,512	1,866,437	601,075	32.2
Impact of currency fluctuations (1)	21,006	—	21,006	1.1
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,488,518	$1,866,437	$622,081	33.3%

Operating income (GAAP)	$495,729	$235,917	$259,812	110.1%
Impact of inventory valuation adjustment (2)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (3)	19,171	34,953	(15,782)	(45.2)
Impact of acquisition-related costs (4)	36,699	18,834	17,865	94.9
Impact of bad debt reserve adjustments (5)	(5,717)	(33,473)	27,756	82.9
Operating income adjusted for Certain Items (Non-GAAP)	575,432	256,231	319,201	124.6
Impact of currency fluctuations (1)	(581)	—	(581)	(0.2)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$574,851	$256,231	$318,620	124.4%

Other income (GAAP)	$(13,777)	$(12,708)	$(1,069)	(8.4)%
Impact of loss on sale of business	—	(10,790)	10,790	NM
Other income adjusted for Certain Items (Non-GAAP)	$(13,777)	$(23,498)	$9,721	41.4%

Net earnings (GAAP)	$303,325	$88,927	$214,398	241.1%

Impact of inventory valuation adjustment (2)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (3)	19,171	34,953	(15,782)	(45.2)
Impact of acquisition-related costs (4)	36,699	18,834	17,865	94.9
Impact of bad debt reserve adjustments (5)	(5,717)	(33,473)	27,756	82.9
Impact of loss on sale of business	—	10,790	(10,790)	NM
Tax impact of inventory valuation adjustment (6)	(7,449)	—	(7,449)	NM
Tax impact of restructuring and transformational project costs (6)	(5,579)	(10,300)	4,721	45.8
Tax impact of acquisition-related costs (6)	(8,537)	(5,573)	(2,964)	(53.2)
Tax impact of bad debt reserves adjustments (6)	1,445	10,354	(8,909)	(86.0)
Tax impact of loss on sale of business (6)	—	301	(301)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$362,908	$114,813	$248,095	216.1%

Diluted earnings per share (GAAP)	$0.59	$0.17	$0.42	247.1%
Impact of inventory valuation adjustment (2)	0.06	—	0.06	NM
Impact of restructuring and transformational project costs (3)	0.04	0.07	(0.03)	(42.9)
Impact of acquisition-related costs (4)	0.07	0.04	0.03	75.0
Impact of bad debt reserve adjustments (5)	(0.01)	(0.07)	0.06	85.7
Impact of loss on sale of business	—	0.02	(0.02)	NM
Tax impact of inventory valuation adjustment (6)	(0.01)	—	(0.01)	NM
Tax impact of restructuring and transformational project costs (6)	(0.01)	(0.02)	0.01	50.0
Tax impact of acquisition-related costs (6)	(0.02)	(0.01)	(0.01)	(100.0)
Tax impact of bad debt reserves adjustments (6)	—	0.02	(0.02)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	$0.71	$0.22	$0.49	222.7%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(3)
Fiscal 2022 includes $7 million related to restructuring, severance, and facility closure charges and $12 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2021 includes $21 million related to restructuring charges and $14 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(4)	Fiscal 2022 includes $27 million of intangible amortization expense and $10 million in acquisition and due diligence costs. Fiscal 2021 represents intangible amortization expense.
(5)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(6)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(7)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Apr. 2, 2022	13-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
Sales (GAAP)	$16,902,139	$14,658,074	$2,244,065	15.3%

Cost of sales (GAAP)	$13,888,745	$11,903,776	$1,984,969	16.7%
Impact of inventory valuation adjustment (1)	(29,550)	—	(29,550)	(0.3)
Cost of sales adjusted for Certain Items (Non-GAAP)	$13,859,195	$11,903,776	$1,955,419	16.4%

Gross profit (GAAP)	$3,013,394	$2,754,298	$259,096	9.4%
Impact of inventory valuation adjustment (1)	29,550	—	29,550	1.1
Comparable gross profit adjusted for Certain Items (Non-GAAP)	$3,042,944	$2,754,298	$288,646	10.5%

Gross margin (GAAP)	17.83%	18.79%		-96 bps
Impact of inventory valuation adjustment (1)	0.17	—		17 bps
Comparable Gross margin adjusted for Certain Items (Non-GAAP)	18.00%	18.79%		-79 bps

Operating expenses (GAAP)	$2,517,665	$2,224,713	$292,952	13.2%
Impact of restructuring and transformational project costs (2)	(19,171)	(72,207)	53,036	73.4
Impact of acquisition-related costs (3)	(36,699)	(18,398)	(18,301)	(99.5)
Impact of bad debt reserve adjustments (4)	5,717	—	5,717	NM
Comparable operating expenses adjusted for Certain Items (Non-GAAP)	$2,467,512	$2,134,108	$333,404	15.6%

Operating income (GAAP)	$495,729	$529,585	$(33,856)	(6.4)%
Impact of inventory valuation adjustment (1)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (2)	19,171	72,207	(53,036)	(73.4)
Impact of acquisition-related costs (3)	36,699	18,398	18,301	99.5
Impact of bad debt reserve adjustments (4)	(5,717)	—	(5,717)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$575,432	$620,190	$(44,758)	(7.2)%

Net earnings (GAAP)	$303,325	$440,083	$(136,758)	(31.1)%
Impact of inventory valuation adjustment (1)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (2)	19,171	72,207	(53,036)	(73.4)
Impact of acquisition-related costs (3)	36,699	18,398	18,301	99.5
Impact of bad debt reserve adjustments (4)	(5,717)	—	(5,717)	NM
Tax impact of inventory valuation adjustment (5)	(7,449)	—	(7,449)	NM
Tax impact of restructuring and transformational project costs (5)	(5,579)	(19,271)	13,692	71.0
Tax impact of acquisition-related costs (5)	(8,537)	(4,899)	(3,638)	(74.3)
Tax impact of bad debt reserves adjustments (5)	1,445	—	1,445	NM
Impact of foreign tax credit benefit	—	(95,067)	95,067	NM
Impact of US transition tax	—	(269)	269	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$362,908	$411,182	$(48,274)	(11.7)%

Diluted earnings per share (GAAP)	$0.59	$0.85	$(0.26)	(30.6)%
Impact of inventory valuation adjustment (1)	0.06	—	0.06	NM
Impact of restructuring and transformational project costs (2)	0.04	0.14	(0.10)	(71.4)
Impact of acquisition-related costs (3)	0.07	0.04	0.03	75.0
Impact of bad debt reserve adjustments (4)	(0.01)	—	(0.01)	NM

Tax impact of inventory valuation adjustment (5)	(0.01)	—	(0.01)	NM
Tax impact of restructuring and transformational project costs (5)	(0.01)	(0.04)	0.03	75.0
Tax impact of acquisition-related costs (5)	(0.02)	(0.01)	(0.01)	(100.0)
Impact of foreign tax credit benefit	—	(0.18)	0.18	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (6)	$0.71	$0.79	$(0.08)	(10.1)%

(1)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)	Fiscal 2022 includes $7 million related to restructuring, severance, and facility closure charges and $12 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $35 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $37 million related to restructuring, facility closure and severance charges.
(3)	Fiscal 2022 includes $27 million of intangible amortization expense and $10 million in acquisition and due diligence costs. Fiscal 2019 includes intangible amortization expense.
(4)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	The tax impact of adjustments for Certain Items is calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.
(6)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	39-Week Period Ended Apr. 2, 2022	39-Week Period Ended Mar. 27, 2021	Change in Dollars	% Change
Sales (GAAP)	$49,678,888	$35,160,950	$14,517,938	41.3%
Impact of currency fluctuations (1)	(77,043)	—	(77,043)	(0.2)
Comparable sales using a constant currency basis (Non-GAAP)	$49,601,845	$35,160,950	$14,440,895	41.1%

Cost of sales (GAAP)	$40,802,636	$28,719,979	$12,082,657	42.1%
Impact of inventory valuation adjustment (2)	(29,550)	—	(29,550)	(0.1)
Cost of sales adjusted for Certain Items (Non-GAAP)	$40,773,086	$28,719,979	$12,053,107	42.0%

Gross profit (GAAP)	$8,876,252	$6,440,971	$2,435,281	37.8%
Impact of inventory valuation adjustment (2)	29,550	—	29,550	0.5
Comparable gross profit adjusted for Certain Items (Non-GAAP)	8,905,802	6,440,971	2,464,831	38.3%
Impact of currency fluctuations (1)	(8,125)	—	(8,125)	(0.2)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$8,897,677	$6,440,971	$2,456,706	38.1%

Gross margin (GAAP)	17.87%	18.32%		-45 bps
Impact of inventory valuation adjustment (2)	0.06	—		6 bps
Comparable Gross margin adjusted for Certain Items (Non-GAAP)	17.93%	18.32%		-39 bps
Impact of currency fluctuations (1)	0.01	—		1 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	17.94%	18.32%		-38 bps

Operating expenses (GAAP)	$7,303,932	$5,573,413	$1,730,519	31.0%
Impact of restructuring and transformational project costs (3)	(70,058)	(95,078)	25,020	26.3
Impact of acquisition-related costs (4)	(103,449)	(54,714)	(48,735)	(89.1)
Impact of bad debt reserve adjustments (5)	19,216	162,372	(143,156)	(88.2)
Operating expenses adjusted for Certain Items (Non-GAAP)	$7,149,641	$5,585,993	$1,563,648	28.0%
Impact of currency fluctuations (1)	(4,177)	—	(4,177)	(0.1)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$7,145,464	$5,585,993	$1,559,471	27.9%

Operating income (GAAP)	$1,572,320	$867,558	$704,762	81.2%
Impact of inventory valuation adjustment (2)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (3)	70,058	95,078	(25,020)	(26.3)
Impact of acquisition-related costs (4)	103,449	54,714	48,735	89.1
Impact of bad debt reserve adjustments (5)	(19,216)	(162,372)	143,156	88.2
Operating income adjusted for Certain Items (Non-GAAP)	$1,756,161	$854,978	$901,183	105.4%
Impact of currency fluctuations (1)	(3,947)	—	(3,947)	(0.5)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,752,214	$854,978	$897,236	104.9%

Interest expense (GAAP)	$495,131	$438,988	$56,143	12.8%
Impact of loss on extinguishment of debt	(115,603)	—	(115,603)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$379,528	$438,988	$(59,460)	(13.5)%

Other income (GAAP)	$(27,705)	$(14,140)	$(13,565)	(95.9)%

Impact of loss on sale of business	—	(22,834)	22,834	NM
Other income adjusted for Certain Items (Non-GAAP)	$(27,705)	$(36,974)	$9,269	25.1%

Net earnings (GAAP)	$848,779	$373,116	$475,663	127.5%
Impact of inventory valuation adjustment (2)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (3)	70,058	95,078	(25,020)	(26.3)
Impact of acquisition-related costs (4)	103,449	54,714	48,735	89.1
Impact of bad debt reserve adjustments (5)	(19,216)	(162,372)	143,156	88.2
Impact of loss on extinguishment of debt	115,603	—	115,603	NM
Impact of loss on sale of business	—	22,834	(22,834)	NM
Tax impact of inventory valuation adjustment (6)	(7,449)	—	(7,449)	NM
Tax impact of restructuring and transformational project costs (6)	(17,661)	(26,886)	9,225	34.3
Tax impact of acquisition-related costs (6)	(26,079)	(15,471)	(10,608)	(68.6)
Tax impact of bad debt reserves adjustments (6)	4,844	45,913	(41,069)	(89.4)
Tax impact of loss on extinguishment of debt (6)	(29,143)	—	(29,143)	NM
Tax impact of loss on sale of business (6)	—	(7,251)	7,251	NM
Impact of adjustments to uncertain tax positions	12,000	—	12,000	NM
Impact of foreign tax rate change	—	(5,548)	5,548	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,084,735	$374,127	$710,608	189.9%

Diluted earnings per share (GAAP)	$1.65	$0.73	$0.92	126.0%
Impact of inventory valuation adjustment (2)	0.06	—	0.06	NM
Impact of restructuring and transformational project costs (3)	0.14	0.19	(0.05)	(26.3)
Impact of acquisition-related costs (4)	0.20	0.11	0.09	81.8
Impact of bad debt reserve adjustments (5)	(0.04)	(0.32)	0.28	87.5
Impact of loss on extinguishment of debt	0.22	—	0.22	NM
Impact of loss on sale of business	—	0.04	(0.04)	NM
Tax impact of inventory valuation adjustment (6)	(0.01)	—	(0.01)	NM
Tax impact of restructuring and transformational project costs (6)	(0.03)	(0.05)	0.02	40.0
Tax impact of acquisition-related costs (6)	(0.05)	(0.03)	(0.02)	(66.7)
Tax impact of bad debt reserves adjustments (6)	0.01	0.09	(0.08)	(88.9)
Tax impact of loss on extinguishment of debt (6)	(0.06)	—	(0.06)	NM
Tax impact of loss on sale of business (6)	—	(0.01)	0.01	NM
Impact of adjustments to uncertain tax positions	0.02	—	0.02	NM
Impact of foreign tax rate change	—	(0.01)	0.01	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	$2.11	$0.73	$1.38	189.0%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(3)
Fiscal 2022 includes $39 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $31 million related to restructuring charges, severance and facility closure charges. Fiscal 2021 includes $56 million related to restructuring, severance and facility closure charges, and $39 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(4)	Fiscal 2022 includes $75 million of intangible amortization expense and $28 million in acquisition and due diligence costs. Fiscal 2021 represents intangible amortization expense.
(5)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
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

NM represents that the percentage change is not meaningful.

	39-Week Period Ended Apr. 2, 2022	39-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
Sales (GAAP)	$49,678,888	$44,639,060	$5,039,828	11.3%

Cost of sales (GAAP)	$40,802,636	$36,209,265	$4,593,371	12.7%
Impact of inventory valuation adjustment (1)	(29,550)	—	(29,550)	NM
Cost of sales adjusted for Certain Items (Non-GAAP)	$40,773,086	$36,209,265	$4,563,821	12.6%

Gross profit (GAAP)	$8,876,252	$8,429,795	$446,457	5.3%
Impact of inventory valuation adjustment (1)	29,550	—	29,550	NM
Comparable gross profit adjusted for Certain Items (Non-GAAP)	$8,905,802	$8,429,795	$476,007	5.7%

Gross margin (GAAP)	17.87%	18.88%		-101 bps
Impact of inventory valuation adjustment (1)	0.06	—		6 bps
Comparable Gross margin adjusted for Certain Items (Non-GAAP)	17.93%	18.88%		-95 bps

Operating expenses (GAAP)	$7,303,932	$6,820,175	$483,757	7.1%
Impact of restructuring and transformational project costs (2)	(70,058)	(247,547)	177,489	71.7
Impact of acquisition-related costs (3)	(103,449)	(58,042)	(45,407)	(78.2)
Impact of bad debt reserve adjustments (4)	19,216	—	19,216	NM
Comparable operating expenses adjusted for Certain Items (Non-GAAP)	$7,149,641	$6,514,586	$635,055	9.7%

Operating income (GAAP)	$1,572,320	$1,609,620	$(37,300)	(2.3)%
Impact of inventory valuation adjustment (1)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (2)	70,058	247,547	(177,489)	(71.7)
Impact of acquisition-related costs (3)	103,449	58,042	45,407	78.2
Impact of bad debt reserve adjustments (4)	(19,216)	—	(19,216)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$1,756,161	$1,915,209	$(159,048)	(8.3)%

Interest expense (GAAP)	$495,131	$270,643	$224,488	82.9%
Impact of loss on extinguishment of debt	(115,603)	—	(115,603)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$379,528	$270,643	$108,885	40.2%

Net earnings (GAAP)	$848,779	$1,138,505	$(289,726)	(25.4)%
Impact of inventory valuation adjustment (1)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (2)	70,058	247,547	(177,489)	(71.7)
Impact of acquisition-related costs (3)	103,449	58,042	45,407	78.2
Impact of bad debt reserve adjustments (4)	(19,216)	—	(19,216)	NM
Impact of loss on extinguishment of debt	115,603	—	115,603	NM
Tax impact of inventory valuation adjustment (5)	(7,449)	—	(7,449)	NM
Tax impact of restructuring and transformational project costs (5)	(17,661)	(64,831)	47,170	72.8
Tax impact of acquisition-related costs (5)	(26,079)	(15,201)	(10,878)	(71.6)
Tax impact of bad debt reserves adjustments (5)	4,844	—	4,844	NM
Tax impact of loss on extinguishment of debt (5)	(29,143)	—	(29,143)	NM
Impact of foreign tax credit benefit	—	(95,067)	95,067	NM

Impact of adjustments to uncertain tax positions	12,000	—	12,000	NM
Impact of US transition tax	—	14,885	(14,885)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,084,735	$1,283,880	$(199,145)	(15.5)%

Diluted earnings per share (GAAP)	$1.65	$2.17	$(0.52)	(24.0)%
Impact of inventory valuation adjustment (1)	0.06	—	0.06	NM
Impact of restructuring and transformational project costs (2)	0.14	0.47	(0.33)	(70.2)
Impact of acquisition-related costs (3)	0.20	0.11	0.09	81.8
Impact of bad debt reserve adjustments (4)	(0.04)	—	(0.04)	NM
Impact of loss on extinguishment of debt	0.22	—	0.22	NM
Tax impact of inventory valuation adjustment (5)	(0.01)	—	(0.01)	NM
Tax impact of restructuring and transformational project costs (5)	(0.03)	(0.12)	0.09	75.0
Tax impact of acquisition-related costs (5)	(0.05)	(0.03)	(0.02)	(66.7)
Tax impact of bad debt reserves adjustments (5)	0.01	—	0.01	NM
Tax impact of loss on extinguishment of debt (5)	(0.06)	—	(0.06)	NM
Impact of foreign tax credit benefit	—	(0.18)	0.18	NM
Impact of adjustments to uncertain tax positions	0.02	—	0.02	NM
Impact of US transition tax	—	0.03	(0.03)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (6)	$2.11	$2.45	$(0.34)	(13.9)%

(1)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)	Fiscal 2022 includes $39 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $31 million related to restructuring charges, severance and facility closure charges. Fiscal 2019 includes $114 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, of which $17 million relates to accelerated depreciation related to software that is being replaced, and $133 million related to severance, restructuring and facility closure charges in Europe, Canada and at our Global Support Center, of which $58 million relates to our France restructuring as part of our integration of Brake France and Davigel into Sysco France.
(3)	Fiscal 2022 includes $75 million of intangible amortization expense and $28 million in acquisition and due diligence costs. Fiscal 2019 includes $57 million of intangible amortization expense and $1 million related to integration costs.
(4)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	The tax impact of adjustments for Certain Items is calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.
(6)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Apr. 2, 2022	13-Week Period Ended Mar. 27, 2021	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,523,578	$1,089,335	$434,243	39.9%
Impact of restructuring and transformational project costs	2,543	(1,285)	3,828	297.9
Impact of acquisition-related costs (1)	(10,505)	—	(10,505)	NM
Impact of bad debt reserve adjustments (2)	5,060	21,669	(16,609)	(76.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,520,676	$1,109,719	$410,957	37.0%

Operating income (GAAP)	$746,467	$545,502	$200,965	36.8%
Impact of restructuring and transformational project costs	(2,543)	1,285	(3,828)	(297.9)
Impact of acquisition-related costs (1)	10,505	—	10,505	NM
Impact of bad debt reserve adjustments (2)	(5,060)	(21,669)	16,609	76.6
Operating income adjusted for Certain Items (Non-GAAP)	$749,369	$525,118	$224,251	42.7%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$2,834,089	$1,723,126	$1,110,963	64.5%
Impact of currency fluctuations (3)	83,678	—	83,678	4.8
Comparable sales using a constant currency basis (Non-GAAP)	$2,917,767	$1,723,126	$1,194,641	69.3%

Gross profit (GAAP)	$570,241	$325,200	$245,041	75.4%
Impact of currency fluctuations (3)	20,354	—	20,354	6.2
Comparable gross profit using a constant currency basis (Non-GAAP)	$590,595	$325,200	$265,395	81.6%

Gross margin (GAAP)	20.12%	18.87%		125 bps
Impact of currency fluctuations (3)	0.12	—		12 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.24%	18.87%		137 bps

Operating expenses (GAAP)	$562,481	$446,687	$115,794	25.9%
Impact of restructuring and transformational project costs (4)	(9,379)	(18,635)	9,256	49.7
Impact of acquisition-related costs (5)	(18,142)	(18,834)	692	3.7
Impact of bad debt reserve adjustments (2)	657	8,357	(7,700)	(92.1)
Operating expenses adjusted for Certain Items (Non-GAAP)	535,617	417,575	118,042	28.3
Impact of currency fluctuations (3)	20,104	—	20,104	4.8
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$555,721	$417,575	$138,146	33.1%

Operating income (loss) (GAAP)	$7,760	$(121,487)	$129,247	106.4%
Impact of restructuring and transformational project costs (4)	9,379	18,635	(9,256)	(49.7)
Impact of acquisition-related costs (5)	18,142	18,834	(692)	(3.7)
Impact of bad debt reserve adjustments (2)	(657)	(8,357)	7,700	92.1
Operating income (loss) adjusted for Certain Items (Non-GAAP)	34,624	(92,375)	126,999	137.5
Impact of currency fluctuations (3)	250	—	250	0.3
Comparable operating income (loss) adjusted for Certain Items using a constant currency basis (Non-GAAP)	$34,874	$(92,375)	$127,249	137.8%

SYGMA
Operating expenses (GAAP)	$142,883	$120,541	$22,342	18.5%
Operating income (GAAP)	4,362	12,937	(8,575)	(66.3)

OTHER
Operating expenses (GAAP)	$59,369	$32,027	$27,342	85.4%

Impact of bad debt reserve adjustments (2)	—	3,447	(3,447)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$59,369	$35,474	$23,895	67.4%

Operating (loss) income (GAAP)	$(3,972)	$5,884	$(9,856)	(167.5)%
Impact of bad debt reserve adjustments (2)	—	(3,447)	3,447	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(3,972)	$2,437	$(6,409)	(263.0)%

GLOBAL SUPPORT CENTER
Gross loss (GAAP)	$(29,534)	$(8,758)	$(20,776)	(237.2)%
Impact of inventory valuation adjustment (6)	29,550	—	29,550	337.4
Comparable gross profit (loss) adjusted for Certain Items (Non-GAAP)	$16	$(8,758)	$8,774	100.2%

Operating expenses (GAAP)	$229,354	$198,161	$31,193	15.7%
Impact of restructuring and transformational project costs (7)	(12,335)	(15,033)	2,698	17.9
Impact of acquisition-related costs (8)	(8,052)	—	(8,052)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$208,967	$183,128	$25,839	14.1%

Operating loss (GAAP)	$(258,888)	$(206,919)	$(51,969)	(25.1)%
Impact of inventory valuation adjustment (6)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (7)	12,335	15,033	(2,698)	(17.9)
Impact of acquisition-related costs (8)	8,052	—	8,052	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(208,951)	$(191,886)	$(17,065)	(8.9)%

(1)	Fiscal 2022 includes intangible amortization expense and acquisition costs.
(2)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
NM represents that the percentage change is not meaningful.

U.S. FOODSERVICE OPERATIONS	39-Week Period Ended Apr. 2, 2022	39-Week Period Ended Mar. 27, 2021	Change in Dollars	% Change
Operating expenses (GAAP)	$4,373,665	$3,174,704	$1,198,961	37.8%
Impact of restructuring and transformational project costs	(383)	(4,010)	3,627	90.4
Impact of acquisition-related costs (1)	(25,382)	—	(25,382)	NM
Impact of bad debt reserve adjustments (2)	16,729	123,225	(106,496)	(86.4)
Operating expenses adjusted for Certain Items (Non-GAAP)	$4,364,629	$3,293,919	$1,070,710	32.5%

Operating income (GAAP)	$2,220,812	$1,619,162	$601,650	37.2%
Impact of restructuring and transformational project costs	383	4,010	(3,627)	(90.4)
Impact of acquisition-related costs (1)	25,382	—	25,382	NM
Impact of bad debt reserve adjustments (2)	(16,729)	(123,225)	106,496	86.4
Operating income adjusted for Certain Items (Non-GAAP)	$2,229,848	$1,499,947	$729,901	48.7%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$8,535,608	$5,854,608	$2,681,000	45.8%
Impact of currency fluctuations (3)	(71,779)	—	(71,779)	(1.2)
Comparable sales using a constant currency basis (Non-GAAP)	$8,463,829	$5,854,608	$2,609,221	44.6%

Gross profit (GAAP)	$1,725,306	$1,149,438	$575,868	50.1%
Impact of currency fluctuations (3)	(6,413)	—	(6,413)	(0.6)
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,718,893	$1,149,438	$569,455	49.5%

Gross margin (GAAP)	20.21%	19.63%		58 bps
Impact of currency fluctuations (3)	0.10	—		10 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.31%	19.63%		68 bps

Operating expenses (GAAP)	$1,670,125	$1,351,411	$318,714	23.6%
Impact of restructuring and transformational project costs (4)	(30,426)	(52,033)	21,607	41.5
Impact of acquisition-related costs (5)	(55,273)	(54,714)	(559)	(1.0)
Impact of bad debt reserve adjustments (2)	2,488	33,583	(31,095)	(92.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	1,586,914	1,278,247	308,667	24.1
Impact of currency fluctuations (3)	(4,164)	—	(4,164)	(0.3)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,582,750	$1,278,247	$304,503	23.8%

Operating income (loss) (GAAP)	$55,181	$(201,973)	$257,154	127.3%
Impact of restructuring and transformational project costs (4)	30,426	52,033	(21,607)	(41.5)
Impact of acquisition-related costs (5)	55,273	54,714	559	1.0
Impact of bad debt reserve adjustments (2)	(2,488)	(33,583)	31,095	92.6
Operating income (loss) adjusted for Certain Items (Non-GAAP)	138,392	(128,809)	267,201	207.4
Impact of currency fluctuations (3)	(2,249)	—	(2,249)	NM
Comparable operating income (loss) adjusted for Certain Items using a constant currency basis (Non-GAAP)	$136,143	$(128,809)	$264,952	205.7%

SYGMA

Operating expenses (GAAP)	$427,168	$358,361	$68,807	19.2%
Impact of restructuring and transformational project costs	—	(7)	7	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$427,168	$358,354	$68,814	19.2%

Operating (loss) income (GAAP)	$(4,814)	$35,957	$(40,771)	(113.4)%
Impact of restructuring and transformational project costs	—	7	(7)	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(4,814)	$35,964	$(40,778)	(113.4)%

OTHER
Operating expenses (GAAP)	$166,560	$109,247	$57,313	52.5%
Impact of bad debt reserve adjustments (2)	(1)	5,564	(5,565)	(100.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$166,559	$114,811	$51,748	45.1%

Operating (loss) income (GAAP)	$2,667	$4,861	$(2,194)	(45.1)%
Impact of bad debt reserve adjustments (2)	1	(5,564)	5,565	100.0
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$2,668	$(703)	$3,371	NM

GLOBAL SUPPORT CENTER
Gross loss (GAAP)	$(35,112)	$(10,759)	$(24,353)	(226.4)%
Impact of inventory valuation adjustment (6)	29,550	—	29,550	NM
Comparable gross profit (loss) adjusted for Certain Items (Non-GAAP)	$(5,562)	$(10,759)	$5,197	48.3%

Operating expenses (GAAP)	$666,414	$579,690	$86,724	15.0%
Impact of restructuring and transformational project costs (7)	(39,249)	(39,028)	(221)	(0.6)
Impact of acquisition-related costs (8)	(22,794)	—	(22,794)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$604,371	$540,662	$63,709	11.8%

Operating loss (GAAP)	$(701,526)	$(590,449)	$(111,077)	(18.8)%
Impact of inventory valuation adjustment (6)	29,550	—	29,550	NM
Impact of restructuring and transformational project costs (7)	39,249	39,028	221	0.6
Impact of acquisition-related costs (8)	22,794	—	22,794	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(609,933)	$(551,421)	$(58,512)	(10.6)%

(1)	Fiscal 2022 includes intangible amortization expense and acquisition costs.
(2)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
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

	13-Week Period Ended Apr. 2, 2022	13-Week Period Ended Mar. 27, 2021	Change in Dollars	% Change
Net earnings (GAAP)	$303,325	$88,927	$214,398	241.1%
Interest (GAAP)	124,018	145,773	(21,755)	(14.9)
Income taxes (GAAP)	82,163	13,925	68,238	NM
Depreciation and amortization (GAAP)	193,843	177,139	16,704	9.4
EBITDA (Non-GAAP)	$703,349	$425,764	$277,585	65.2%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$29,550	$—	$29,550	NM
Impact of restructuring and transformational project costs (2)	18,746	34,301	(15,555)	(45.3)
Impact of acquisition-related costs (3)	9,861	—	9,861	NM
Impact of bad debt reserve adjustments (4)	(5,717)	(33,473)	27,756	82.9
Impact of loss on sale of business	—	10,790	(10,790)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (5)	$755,789	$437,382	$318,407	72.8%

(1)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)
Fiscal 2022 and fiscal 2021 include charges related to restructuring, severance, and facility closures, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.

(3)	Fiscal 2022 includes acquisition and due diligence costs.
(4)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $2 million and $5 million for fiscal 2022 and fiscal 2021, respectively, or non-cash stock compensation expense of $30 million and $19 million in fiscal 2022 and fiscal 2021, respectively.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Apr. 2, 2022	13-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
Net earnings (GAAP)	$303,325	$440,083	$(136,758)	(31.1)%
Interest (GAAP)	124,018	94,514	29,504	31.2
Income taxes (GAAP)	82,163	(9,132)	91,295	NM
Depreciation and amortization (GAAP)	193,843	184,183	9,660	5.2
EBITDA (Non-GAAP)	$703,349	$709,648	$(6,299)	(0.9)%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$29,550	$—	$29,550	NM
Impact of restructuring and transformational project costs (2)	18,746	67,266	(48,520)	(72.1)
Impact of acquisition-related costs (3)	9,861	19	9,842	NM
Impact of bad debt reserve adjustments (4)	(5,717)	—	(5,717)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (5)	$755,789	$776,933	$(21,144)	(2.7)%

(1)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)
Fiscal 2022 and fiscal 2019 include charges related to restructuring, severance, and facility closures, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.

(3)	Fiscal 2022 includes acquisition and due diligence costs. Fiscal 2019 represents acquisition costs.
(4)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $2 million and $5 million for fiscal 2022 and fiscal 2019, respectively, or non-cash stock compensation expense of $30 million and $24 million in fiscal 2022 and fiscal 2019, respectively.
NM represents that the percentage change is not meaningful.

	39-Week Period Ended Apr. 2, 2022	39-Week Period Ended Mar. 27, 2021	Change in Dollars	% Change
Net earnings (GAAP)	$848,779	$373,116	$475,663	127.5%
Interest (GAAP)	495,131	438,988	56,143	12.8
Income taxes (GAAP)	256,115	69,594	186,521	268.0
Depreciation and amortization (GAAP)	571,606	542,471	29,135	5.4
EBITDA (Non-GAAP)	$2,171,631	$1,424,169	$747,462	52.5%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$29,550	$—	$29,550	NM
Impact of restructuring and transformational project costs (2)	69,093	89,253	(20,160)	(22.6)
Impact of acquisition-related costs (3)	28,260	—	28,260	NM
Impact of bad debt reserve adjustments (4)	(19,216)	(162,372)	143,156	88.2
Impact of loss on sale of business	—	22,834	(22,834)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (5)	$2,279,318	$1,373,884	$905,434	65.9%

(1)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(3)	Fiscal 2022 includes acquisition and due diligence costs.
(4)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $5 million and $12 million or non-cash stock compensation expense of $91 million and $65 million for fiscal 2022 and fiscal 2021, respectively.
NM represents that the percentage change is not meaningful.

	39-Week Period Ended Apr. 2, 2022	39-Week Period Ended Mar. 30, 2019	Change in Dollars	% Change
Net earnings (GAAP)	$848,779	$1,138,505	$(289,726)	(25.4)%
Interest (GAAP)	495,131	270,643	224,488	82.9
Income taxes (GAAP)	256,115	185,023	71,092	38.4
Depreciation and amortization (GAAP)	571,606	576,596	(4,990)	(0.9)
EBITDA (Non-GAAP)	$2,171,631	$2,170,767	$864	0.04%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$29,550	$—	$29,550	NM
Impact of restructuring and transformational project costs (2)	69,093	215,051	(145,958)	(67.9)
Impact of acquisition-related costs (3)	28,260	824	27,436	NM
Impact of bad debt reserve adjustments (4)	(19,216)	—	(19,216)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (5)	$2,279,318	$2,386,642	$(107,324)	(4.5)%

(1)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)	Fiscal 2022 and fiscal 2019 include charges related to restructuring, severance, and facility closures, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(3)	Fiscal 2022 includes acquisition and due diligence costs. Fiscal 2019 represents acquisition costs.
(4)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $5 million and $4 million or non-cash stock compensation expense of $91 million and $78 million for fiscal 2022 and fiscal 2019, respectively.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

As of April 2, 2022, we had $876.1 million in cash and cash equivalents. We produced positive free cash flow in a period of higher working capital investments, one-time and short-term costs related to the business recovery and investments towards our Recipe for Growth strategy. Our results for the first 39 weeks of fiscal 2022 also reflect incremental progress against our capital allocation priorities, as we were able to refinance debt at more attractive interest rates with later maturities in the second quarter. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 39 weeks of fiscal 2022 to the first 39 weeks of fiscal 2021 are provided.

	39-Week Period Ended Apr. 2, 2022	39-Week Period Ended Mar. 27, 2021
	(In thousands)
Net cash provided by operating activities (GAAP)	$745,871	$1,479,784
Additions to plant and equipment	(327,535)	(251,167)
Proceeds from sales of plant and equipment	15,946	19,308
Free Cash Flow (Non-GAAP) (1)	$434,282	$1,247,925

Acquisition of businesses, net of cash acquired	$(1,281,835)	$—
Debt borrowings (repayments), net	1,213,114	(1,897,688)
Redemption premiums and repayments of senior notes	(1,395,668)	—
Stock repurchases	(415,824)	—
Dividends paid	(719,865)	(689,251)

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

Sources and Uses of Cash

Sysco generates cash in the U.S and internationally. As of April 2, 2022, we had $876.1 million in cash and cash equivalents, approximately 38% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and, to a lesser extent, external borrowings. Traditionally, our operations have produced significant cash flow and, due to our strong financial position, we believe that we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. Remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next twelve months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $745.9 million in cash flows from operations in the first 39 weeks of fiscal 2022, compared to cash flows from operating activities of $1.5 billion in the first 39 weeks of fiscal 2021. In the first 39 weeks of fiscal 2022, these amounts included year-over-year unfavorable comparisons on working capital due to investment in business recovery and accrued income taxes, partially offset by higher operating results and a favorable comparison on accrued expenses. In the first 39 weeks of fiscal 2021, these amounts included year-over-year favorable comparisons on working capital and accrued income taxes, partially offset by lower operating results.

Changes in working capital had a negative impact of $1.4 billion on cash flow from operations period-over-period. There were unfavorable comparisons primarily on receivables and inventories. The unfavorable comparison in cash flows from accounts receivables is primarily due to our customers beginning to purchase more in the first 39 weeks of fiscal 2022, coupled with significantly lower sales in the first 39 weeks of fiscal 2021 resulting from the COVID-19 pandemic. In the first 39 weeks of fiscal 2021, we recorded a net credit to the provision for losses on receivables totaling $137.7 million, which reflects a benefit on the reduction of our allowance for pre-pandemic receivable balances, as collection rates exceeded our expectations. In the first 39 weeks of fiscal 2022, we invested heavily in inventory, which has helped us ship product on time and in full during the ongoing business recovery from the COVID-19 pandemic.

Income taxes negatively impacted cash flow from operations, as estimated payments were made in the third quarter of fiscal 2022. Tax payments in the first 39 weeks of fiscal 2022 were higher than in the first 39 weeks of fiscal 2021 due to higher earnings compared to the prior year.

Included in the change in accrued expenses was a positive comparison, primarily from favorable comparisons of incentive payment accruals, earnout liabilities related to our acquisitions in the first 39 weeks of fiscal 2022 and customer rebate payments resulting from an increase in volume purchase incentives earned by our customers, as sales volumes increased through the first 39 weeks of fiscal 2022.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2022 primarily consisted of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 39 weeks of fiscal 2022 were $76.4 million higher than in the first 39 weeks of fiscal 2021, as we made investments to advance our Recipe for Growth strategy. Our capital expenditures have been lower than planned due to increased lead times on fleet and equipment.

During the first 39 weeks of fiscal 2022, we paid $1.3 billion, net of cash acquired, for acquisitions. There were no such acquisitions made in the first 39 weeks of fiscal 2021.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $89.2 million in the first 39 weeks of fiscal 2022, as compared to $112.2 million in the first 39 weeks of fiscal 2021. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We commenced our share repurchase program during the second quarter of fiscal 2022. We repurchased 5.7 million shares for $415.8 million during the first 39 weeks of fiscal 2022. As of April 2, 2022, we had a remaining authorization of approximately $4.6 billion.

Dividends paid in the first 39 weeks of fiscal 2022 were $719.9 million, or $1.41 per share, as compared to $689.3 million, or $1.35 per share, in the third quarter of fiscal 2021. In February 2022, we declared our regular quarterly dividend for the third quarter of fiscal 2022 of $0.47 per share, which was paid in April. In April 2022, we declared our regular quarterly dividend for the fourth quarter of fiscal 2022 of $0.49 per share, representing an increase of $0.02 per share. We intend to maintain our quarterly dividend payout at this amount until the fourth quarter of fiscal 2023, when it will be reassessed.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability is described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at April 2, 2022 are disclosed within that note, which also provides details regarding our issuance of $800 million in senior notes with an interest rate of 3.15% that mature on December 14, 2051. We achieved an all-time low in financing costs for a thirty-year tenor issuance by Sysco, in advance of an increase in global interest rates.

On April 29, 2022, Sysco entered into a new long-term revolving credit facility to replace the $2.0 billion facility. The new facility includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. The new facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. This ratio is lower than the previous covenant that was included in the $2.0 billion facility. The new revolving credit facility expires on April 29, 2027.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s now $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of April 2, 2022, Sysco had a total of $10.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2021 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Apr. 2, 2022	Jul. 3, 2021
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$503,761	$171,718
Current assets	5,617,406	6,661,284
Total current assets	$6,121,167	$6,833,002
Notes receivable from non-obligor subsidiaries	$85,520	$83,457
Other noncurrent assets	3,936,594	3,933,833
Total noncurrent assets	$4,022,114	$4,017,290

LIABILITIES
Payables due to non-obligor subsidiaries	$54,625	$203,365
Other current liabilities	2,471,341	2,299,674
Total current liabilities	$2,525,966	$2,503,039
Notes payable to non-obligor subsidiaries	$166,211	$269,709
Long-term debt	10,053,274	10,139,596
Other noncurrent liabilities	1,253,153	1,209,598
Total noncurrent liabilities	$11,472,638	$11,618,903

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	39-Week Period Ended Apr. 2, 2022
(In thousands)
Sales	$31,739,026
Gross profit	5,677,552
Operating income	1,588,760
Interest expense from non-obligor subsidiaries	45,904
Net earnings	824,163

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
•our targeted growth rates compared to the industry for fiscal 2022 and fiscal 2024;
•our belief that our Recipe for Growth strategy will enable us to accelerate over the next three years to meet our growth target by the end of fiscal 2024;
•our expectations regarding our business recovery operating expenses in the fourth quarter of fiscal 2022;
•our expectations regarding improvements in our productivity;
•our expectations regarding our operating expenses related to our investment for our Recipe for Growth;
•our expectations regarding that our Business and Industry and Travel and Hospitality segments will make progress in their recovery in future quarters, which will continue to our continued volume growth;
•our expectations regarding inflation;
•our plans regarding mergers and acquisitions and our growth strategy;
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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our fiscal 2021 Form 10-K and in Item 1A of Part II of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our fiscal 2021 Form 10-K. There have been no significant changes to our market risks since July 3, 2021, except as noted below.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality, and other market factors that are generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and, thus, reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases, and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during the first 39 weeks of fiscal 2022 and fiscal 2021.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements, typically 80% to 90% of our projected bulk fuel purchases. As of April 2, 2022, we had diesel fuel swaps with a total notional amount of approximately 58 million gallons through July 2023. These swaps are expected to lock in the price of approximately 60% of our projected fuel purchase needs for the remainder of fiscal 2022. Additional swaps have been entered into for hedging activity in fiscal 2023. As of April 2, 2022, we had diesel fuel swaps with a total notional amount of approximately 46 million gallons specific to fiscal 2023, which target 80% of our bulk fuel forecasted purchases during this time period. Our remaining fuel purchase needs will occur at market rates, unless contracted for a fixed price or hedged at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 2, 2022, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the global economy has been negatively impacted by the military conflict between Russia and Ukraine. Meanwhile, governments in the U.S., United Kingdom, and European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and customers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets. Any or all of these factors could disrupt our business directly and could disrupt the business of our customers, which could have an adverse effect on our business and results of operations. Any such disruptions may also magnify the impact of other risks described in this Form 10-Q and our fiscal 2021 Form 10-K.

Further, increased frequency or duration of extreme weather conditions, whether due to global climate change or otherwise, could also impair production capabilities, disrupt our supply chain or adversely affect demand for our products. At any time, input costs could increase for a prolonged period for a large portion of the products that we sell. Additionally, we procure products from suppliers outside of the U.S., and we are subject to the risks associated with political or financial instability, military conflict, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, including health and safety restrictions related to epidemics and pandemics (such as the COVID-19 pandemic), any or all of which could delay our receipt of products or increase our input costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the third quarter of fiscal 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
January 2 - January 29	1,297	$77.07	99,960	—
Month #2
January 30 - February 26	4,932	83.80	413,303	—
Month #3
February 27 - April 2	—	—	—	—
Totals	6,229	$82.40	513,263	—

(1)The total number of shares purchased includes 1,297, 4,932 and 0 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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

Sysco Corporation
(Registrant)

Date: May 10, 2022	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: May 10, 2022	By:	/s/ AARON E. ALT
Aaron E. Alt
Executive Vice President and
Chief Financial Officer

Date: May 10, 2022	By:	/s/ ANITA A. ZIELINSKI
Anita A. Zielinski
Senior Vice President and
Chief Accounting Officer