Form 10-K
period 2022-07-02
SYSCO CORP
filed 2022-08-26
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2022
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

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $39,790,937,593 as of January 1, 2022 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 31, 2021, as reported by The Wall Street Journal (Southwest Edition)). As of August 9, 2022, the registrant had issued and outstanding an aggregate of 506,110,343 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2022 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest global distributor of food and related products primarily to the foodservice or food-away-from-home industry. Our purpose is “Connecting the World to Share Food and Care for One Another.” We provided products and related services to approximately 700,000 customer locations, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers during fiscal 2022.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115 million to our all-time high of $68.6 billion in annual sales in fiscal 2022, both through internal expansion of existing operations and through acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended July 2, 2022 for fiscal 2022, a 53-week year ended July 3, 2021 for fiscal 2021 and a 52-week year ended June 27, 2020 for fiscal 2020. We will have a 52-week year ending July 1, 2023 for fiscal 2023.

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

Reporting Segments

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located in North America and Europe. Under the accounting provisions related to disclosures about segments of an enterprise, we have combined certain operations into three reportable segments. “Other” financial information is attributable to our other operations that do not meet the quantitative disclosure thresholds.

•U.S. Foodservice Operations – primarily includes (a) the company’s U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, our Asian specialty distribution company and a number of other small specialty businesses that are not material to the operations of Sysco;
•International Foodservice Operations – includes operations outside of the United States (U.S.), which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our export operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;
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
•restaurant and kitchen equipment and supplies; and
•cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2022	2021	2020
Fresh and frozen meats	19%	19%	19%
Canned and dry products	17	16	16
Frozen fruits, vegetables, bakery and other	14	15	15
Poultry	11	11	10
Dairy products	10	10	10
Fresh produce	8	8	9
Paper and disposables	7	8	7
Seafood	5	5	5
Beverage products	3	3	4
Other (1)	6	5	5
Totals	100%	100%	100%

(1)
Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment and subscription sales for our previously owned Cake business, and other janitorial products, medical supplies and smallwares.

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

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended July 2, 2022.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2022	2021	2020
Restaurants	63%	66%	62%
Healthcare	8	9	9
Education, government	8	6	8
Travel and leisure	7	5	7
Other (1)	14	14	14
Totals	100%	100%	100%

(1)
Other includes cafeterias that are not stand-alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports, as well as retail food sales and logistics services. None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

We estimate that sales to our customers in the food service management (FSM) sector, which include large customers that service cafeterias in institutions such as universities, hospitals, and sporting venues, accounted for 6% of sales in fiscal 2022 as compared to 5% of sales in fiscal 2021. These sales are reflected within the respective customer types listed in the table above, depending on the type of customer the FSM operator serves.

Sources of Supply

We purchase from thousands of suppliers, both domestic and international, none of which individually accounted for more than 10% of our purchases for fiscal 2022. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. We also provide specialty and seasonal products from small to mid-sized producers to meet a growing demand for locally sourced products. Our locally sourced products, including produce, meats, cheese and other products, help differentiate our customers’ offerings, satisfy demands for new products, and support local communities. Purchasing is generally carried out through both centrally developed purchasing programs, domestically and internationally, and direct purchasing programs established by our various operating sites.

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

Working Capital Practices

Our growth is funded through a combination of cash on hand, cash flow from operations, commercial paper issuances and long-term borrowings. See the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” regarding our liquidity, financial position and sources and uses of funds.

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

We take advantage of suppliers’ cash discounts where appropriate. Otherwise, we pay our suppliers according to our payment terms.

Global Support Center

Our Global Support Center (GSC) staff makes available a number of centralized services to our operating sites and our shared services staff performs support activities for employees, suppliers and customers. Members of these group possess experience and expertise in, among other areas, customer and vendor contract administration, accounting and finance, treasury, legal, information technology, payroll and employee benefits, risk management and insurance, sales and marketing, merchandising, inbound logistics, human resources, strategy and tax compliance services. The GSC also makes available supply chain expertise, such as in warehousing, distribution, and omni-channel strategic services, which provide assistance in operational best practices, including space utilization, energy conservation, fleet management and work flow.

Capital Improvements

During fiscal 2022, 2021 and 2020, $632.8 million, $470.7 million and $720.4 million, respectively, were invested in facilities, technology, equipment, delivery fleet and other capital asset enhancements. From time to time, we dispose of assets in the normal course of business; we consider proceeds from these asset sales to be an offset to capital expenditures. During fiscal 2022, 2021 and 2020, capital expenditures, net of proceeds from sales of assets, were $608.7 million, $411.5 million and $691.7 million, respectively. Capital expenditures, net of proceeds from sales of assets, as a percentage of sales during fiscal 2022, 2021 and 2020 were 0.9%, 0.8% and 1.3%, respectively. In order to preserve our liquidity in response to the COVID-19 pandemic, we reduced our capital expenditures by eliminating capital projects that were not critical for our business in fiscal 2021, and in fiscal 2022, our capital expenditures returned to more normal levels. During the three years ended July 2, 2022, capital expenditures were financed primarily by internally generated funds and bank and other borrowings. We expect to finance our fiscal 2023 capital expenditures from cash flows from operations and bank and other borrowings.

Human Capital Resources

We believe engaged and empowered associates drive business success and that attracting, developing and retaining the best talent globally to drive our business success is a key driver of the company’s long-term value. Our diverse associates and inclusive culture create an environment where associates can develop their skills and contribute to our success by driving strong financial performance. As of July 2, 2022, we employed approximately 71,000 employees, including 49,000 U.S. employees and 22,000 employees outside the United States, as compared to approximately 58,000 employees as of July 3, 2021. Also, approximately 98% of our U.S.-based associates are classified as full-time associates, defined as employees who work 30 or more hours per week and approximately 17% of our employees were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 9.0% of our union employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2023.

Talent Acquisition and Talent Management — Maintaining a pipeline of talent is critical to our ongoing success and is essential to our succession planning efforts and to growing leaders throughout the organization. Our leadership is responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by cultivating a high-impact learning culture for our associates through a variety of enterprise development programs and learning resources, including goal-setting and career development processes. We commit to investing in our employees through on the job training and coaching.

A key focus of our Talent Acquisition has been achieving hiring targets for our transportation associates. Throughout our industry, drivers are in short supply and hiring is a challenge. In fiscal 2022, Sysco invested in its first Sysco Driver Academy, enabling us to develop and train our own drivers, which we refer to as Delivery Partners. This program gives our warehouse associate population an opportunity to Delivery Partners. Trainees are paid to attend the academy, and we pay for their licensing and certification fees.

Additionally, through a program titled Sysco Speaks, we conduct annual, confidential engagement surveys of our global workforce that are administered and analyzed by an independent third party.

Total Rewards — We are committed to equal pay for equal work, regardless of gender, race, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors, such as an employee’s role and experience, job location and individual performance. We also regularly review our compensation practices to promote fair and equitable pay. In fiscal 2022, our hourly associates received an average hourly wage of $23.49, and 100% of associates in our U.S. distribution facilities received pay above state minimum wage thresholds. Also, our full-time associates receive paid vacation and sick time benefits, short-term and long-term incentives, retirement plans, training and development, access to career opportunities, paid pregnancy and adoption leave benefits, short-term and long-term disability benefits, health and welfare benefits, and recognition, as well as other programs like dependent scholarships and employee discounts.

Diversity, Equity and Inclusion — Our Diversity, Equity and Inclusion (DEI) team develops global strategic initiatives that are implemented to ensure that the needs specific to each region are addressed. To accelerate our global efforts to create a more diverse workforce and an equitable and inclusive culture, we hired a Vice President, Chief Diversity Officer in fiscal 2021. We use our Global DEI Advisory Council, which has been tasked with creating our three-year DEI Roadmap and Real Talk Dialogues, to provide leaders and associates safe forums to have open, honest, two-way and completely voluntary conversations. Our chief executive officer signed the CEO Pledge, as part of the CEO Action for Racial Equity, a group that includes business leaders from across the Fortune 100 companies that is committed to advancing diversity and inclusion in the workplace. In addition, we are a member of the Business Coalition for Equality Act, a group of U.S. employers that support legislation providing the same protections for LGBTQ+ associates as other protected groups under federal law.

As of July 2, 2022, in the U.S, women held 24% of management roles (defined as managers of people) and 28% of officer roles (defined as executives and senior level employees within the global support center and field organizations). In the U.S., Hispanic or Latinx, Black or African American, and Asian employees held 13%, 9% and 4% of management roles and 4%, 9%, and 7% of officer roles, respectively.

Our Associate Resource Groups (ARGs) are voluntary, associate-led groups organized to foster a diverse, inclusive workplace at Sysco, and are a critical element of our engagement and DEI efforts at both our headquarters and at operating sites by interested associates.

Competition

A large number of companies are engaged in the distribution of food and non-food products to the foodservice industry. Our customers may choose to purchase products directly from wholesale or retail outlets, including club, cash and carry and grocery stores, online retailers, or negotiate prices directly with our suppliers. We compete with local and regional distributors and some organizations that operate on a multi-region basis. In addition, these local, regional and multi-regional distributors can create purchasing cooperatives and marketing groups to enhance their competitive abilities by expanding their product mix, improving purchasing power and extending their geographic capabilities. Our customers are accustomed to purchasing from multiple suppliers and channels concurrently. Customers can choose from many broadline foodservice distributors, specialty distributors that focus on specific categories such as produce, meat or seafood, other wholesale channels, club stores, cash and carry stores, grocery stores and numerous online retailers. Since switching costs are very low, customers can make supplier and channel changes very quickly. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis, and competitive prices. There are few barriers to market entry.

We estimate that we serve about 17% of the approximately $300 billion annual foodservice market in the U.S., as estimated by Technomic, Inc., for calendar year 2021. Technomic projects the market size to increase to approximately $345 billion by the end of calendar 2022. We also serve certain international geographies that vary in size and amount of market share. We believe, based upon industry trade data, that our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2022. While comprehensive industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trading areas. We believe our competitive advantages include our sales consultants; our diversified product base, which includes quality-assured Sysco brand products; our service reliability; the ancillary services we provide to our customers, such as business reviews and menu analysis; and our multi-regional presence in North America and Europe, combined with a large geographical footprint of multi-temperature warehouses, which mitigates some of the impact of regional economic declines that may occur over time.

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

Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections by the FDA and USDA. Our facilities are generally inspected at least annually by federal and/or state authorities. We also must establish communication programs to transmit information about the hazards of certain chemicals present in some of the products we distribute. In addition, we must comply with Federal Trade Commission standards with respect to any claims made about our food products in advertising and marketing materials.

Our customers include several departments of the federal government, including the Department of Defense and Department of Veterans Affairs facilities, as well as certain state and local entities. These customer relationships subject us to additional regulations applicable to government contractors.

We are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate our trucking operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours-of service. Such matters as weight and dimension of equipment also fall under federal and state regulations. We are subject to regulations of the Federal Aviation Administration covering items transported by air. In addition, we are subject to the Federal False Claims Act, and similar state statutes, which prohibit knowingly presenting or causing to be presented a false or fraudulent claim for payment to the government and the knowing and improper retention of overpayments.

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

Outside the U.S., our business is subject to numerous similar statutes, regulations, and other regulatory requirements. For example, we are subject to legal and regulatory requirements of the European Union (the EU), as well as those of EU countries where we conduct business (including Ireland, France and Sweden), which requirements relate to, among other things, competition, product composition, packaging, labeling, advertisement (including nutrition and health claims) and the safety of food products, as well as the health, safety and working conditions of employees. We are subject to privacy laws in the EU, including the General Data Protection Regulation (GDPR), which requires companies to meet certain requirements regarding the handling of personal data. In addition, our business is subject to the U.K. Modern Slavery Act 2015, which requires certain companies that operate in the U.K. to prepare a report describing steps that they have taken to ensure that slavery and human trafficking is not taking place in their supply chain or business. Our business is also subject to the U.K. Bribery Act 2010, an anti-corruption law that criminalizes the failure by a company to prevent persons associated with that company from offering or paying bribes to government officials or non-government persons in order to obtain or retain business or a business advantage for the company, as well as restricting the offer, payment or receipt of bribes to or from governmental officials and non-governmental persons.

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

General

We have numerous trademarks that are of significant importance, including the SYSCO® and Brakes® trademarks, in addition to our privately branded product trademarks that include these trademarks. In fiscal 2022, six of our private brands had sales at or near $1 billion. These trademarks and the private brands on which they are used are widely recognized within the foodservice industry. Both our U.S. and European trademarks are effective for a ten-year period, and we generally renew our trademarks before their expiration dates unless a particular trademark is no longer in use. We believe the loss of the SYSCO® trademark would have a material adverse effect on our results of operations. We do not have any material patents or licenses.

We are not engaged in material research and development activities relating to the development of new products or the improvement of existing products.

Our sales do not generally fluctuate significantly on a seasonal basis; therefore, our business is not deemed to be seasonal.

As of July 2, 2022, we operated 333 distribution facilities throughout North America and Europe.

Item 1A. Risk Factors

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes contained in this report. The following discussion of risks is not all inclusive but is designed to highlight what we believe are the most significant factors to consider when evaluating our business. These factors could cause our future results to differ from our expectations expressed in the forward-looking statements identified within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and from other historical trends.

Industry and General Economic Risks

Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product costs and may negatively impact our profitability.

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. We experienced an elevated inflation rate of approximately 15.0% in our U.S. Broadline operations during fiscal 2022, primarily in the paper and disposables, poultry and meat categories. In periods of significant product cost inflation, if we are unable to pass on all or a portion of such product cost increases to our customers in a timely manner, our results of operations would be adversely affected. In addition, periods of rapidly increasing inflation may adversely affect our business due to the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment. Conversely, our business may be adversely affected by periods of product cost deflation, because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage margin, mark-up or fee per case. As a result, our results of operations may be adversely affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

A shortage of qualified labor and increases in labor costs could negatively affect our business and materially reduce earnings.

The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of certain third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals. As a result, any shortage of qualified labor could significantly adversely affect our business. Any such shortage could decrease our ability to effectively serve our customers and achieve our strategic objectives. In the current operating environment, we are experiencing a shortage of qualified labor in certain geographies, particularly with regard to recruiting and retaining warehouse workers and drivers, resulting in increased costs from certain temporary wage actions, such as hiring and referral and retention bonus programs. See the discussion under “Human Capital Resources” in Item 1, “Business” for additional information regarding our talent acquisition and talent management efforts in the context of these labor shortages. Unsuccessful recruiting and retention efforts as a result of such continuing shortages for a prolonged period of time could have a material adverse effect on the company’s financial condition and results of operations.

Labor shortages will also likely lead to higher wages for employees and higher costs to purchase the services of third parties. Increases in labor costs, such as increases in minimum wage requirements, wage inflation and/or increased overtime, reduce our profitability and that of our customers. Increases in such labor costs for a prolonged period of time could have a material adverse effect on the company’s financial condition and results of operations.

Global health developments and economic uncertainty resulting from the COVID-19 pandemic continue to adversely affect, our business, financial condition and results of operations.

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

In response to the outbreak of COVID-19 and its development into a pandemic, governmental authorities in many countries in which we operate, and in which our customers are present and suppliers operate, have, imposed mandatory closures, sought voluntary closures and imposed restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have required or strongly urged various venues where foodservice products are served, including restaurants, schools, hotels and cruise liners, to reduce or discontinue operations, which have adversely affected and will continue to adversely affect demand in the foodservice industry, including demand for our products and services. Mutations of the virus have arisen, and are continuing to arise, some of which have proven to be particularly aggressive variants. As these variants spread, some governmental authorities have reintroduced certain restrictions and others may decide to do so in the future, which could adversely affect demand in the foodservice industry.

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

Unfavorable macroeconomic conditions, as well as unfavorable conditions in particular local markets, may adversely affect our results of operations and financial condition.

Our results of operations are susceptible to regional, national and international economic trends and uncertainties. Economic conditions can affect us in the following ways:

•Unfavorable conditions can depress sales and/or gross margins in a given market.
•Food cost and fuel cost inflation can lead to reductions in the frequency of dining out and the amount spent by consumers for food-away-from-home purchases, reducing demand for our products.
•Heightened uncertainty in the financial markets negatively affects consumer confidence and discretionary spending.
•The inability to consistently access credit markets could impair our ability to market and distribute food products, support our operations and meet our customers’ needs.
•Liquidity and the inability of our customers and suppliers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to collect funds from our customers and obtain the products and supplies that we need in the quantities and at the prices that we request.
•Foreign exchange rate fluctuations can adversely impact our competitiveness and/or financial results.

The countries in which we operate, have experienced, from time to time, deteriorating economic conditions and heightened uncertainty in financial markets, which have adversely impacted business and consumer confidence and spending and depressed capital investment and economic activity in the affected regions. As reported in July 2022 by the U.S. Bureau of Economic Analysis, the U.S. economy experienced its second consecutive quarter of negative economic growth, which may represent a leading indicator of an upcoming recession. A prolonged economic downturn or recession in the U.S. or global economies, and the impact on GDP growth, corporate earnings, consumer confidence, employment rates, income levels and/or personal wealth, could have a material adverse effect on our results of operations and financial condition.

We may not be able to fully compensate for increases in fuel costs, and fuel hedging arrangements intended to contain fuel costs could result in above market fuel costs.

We require significant quantities of fuel for our delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel. The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances (such as Russia’s invasion of Ukraine), as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns, and the resurgence of demand, as travel restrictions associated with the COVID-19 pandemic are scaled back. The cost of fuel affects the prices we pay for products, as well as the costs we incur to deliver products to our customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past through, among other things, our fuel surcharge program, we may not be able to do so in the future. If fuel costs continue to increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may adversely affect our results of operations.

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

Economic and political instability could adversely affect our results of operations and financial condition.

Our international operations subject us to certain risks, including economic and political instability and potential unfavorable changes in laws and regulations in international markets in which we operate. For example, the U.K. exited the EU on January 31, 2020, with a transition period that ended on December 31, 2020. Local or regional geopolitical events, such as Brexit and, the “yellow vest” protests in France in 2020, have negatively impacted our operations. Similar future trade or labor disruptions or disputes could have a negative impact on our operations in the EU and other parts of the world.

In addition, military conflicts, such as the invasion of Ukraine by Russia, can negatively impact global demand. In response to such conflicts, various governments can and have recently imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties, which actions can have a negative impact on our operations. Although our business has not been materially impacted to date by the ongoing invasion of Ukraine by Russia, it is impossible to predict the extent to which our operations, or those of our suppliers and customers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are difficult to predict, but could be substantial. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets. Any or all of these factors could disrupt our business directly and could disrupt the business of our customers, which could have an adverse effect on our business and results of operations. Any such disruptions may also magnify the impact of other risks described in this Form 10-K.

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

We obtain substantially all of our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the foodservice products and supplies that we need due to conditions outside of their control. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include shortages of qualified labor for our suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, transportation interruptions (such as shortages of ocean cargo containers), unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest, terrorist attacks or international hostilities (such as the invasion of Ukraine by Russia) and natural disasters, epidemics, pandemics (such as the COVID-19 pandemic) or other human or animal disease outbreaks or other catastrophic events (including, but not limited to, foodborne illnesses). Many of these conditions outside of our control could also impair our ability to provide our products and services to our customers or increase the cost of doing so. Our current operating environment continues to adjust in response to COVID-19, placing significant pressure on the food-away-from-home supply chain. Customer demand is currently outpacing available supply in certain categories. Certain suppliers are struggling to meet demand for our orders, which impairs our ability to deliver products and services to our customers. Prolonged future supply shortages could have an adverse effect on the company’s financial condition and results of operations.

Further, increased frequency or duration of extreme weather conditions, which may be from climate change, could also impair production capabilities, disrupt our supply chain or adversely affect demand for our products. At any time, input costs could increase for a prolonged period for a large portion of the products that we sell. Additionally, we procure products from suppliers outside of the U.S., and we are subject to the risks associated with political or financial instability, military conflict, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, including health and safety restrictions related to epidemics and pandemics (such as the COVID-19 pandemic), any or all of which could delay our receipt of products or increase our input costs.

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

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business. Sysco’s brand names, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Anything that damages our reputation or public confidence in our products, whether or not justified, could tarnish our reputation and diminish the value of our brand, which could adversely affect our results of operations, and require additional resources to rebuild our reputation and restore the value of our brand.

Reports, whether true or not, of foodborne illnesses or injuries caused by food tampering could also severely injure our reputation or reduce public confidence in our products. If patrons of our restaurant customers were to become ill from foodborne illnesses, our customers could be forced to temporarily close restaurant locations, which would have an adverse effect on our sales and profitability. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence in us and reduce short-term or long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations.

Our relationships with long-term customers may be materially diminished or terminated.

We have long-standing relationships and agreements with a number of our customers. Some of our customer agreements are terminable upon written notice by either us or the customer, which provides some customers with the opportunity to renegotiate their contracts with us on less favorable terms or to award more business to our competitors. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. We may not be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms, or at all, or collect amounts that insolvent customers might owe us. The loss of one or more of our major customers could adversely affect our business, financial condition, and results of operations.

Our anticipated change to the mix of locally managed customers versus multi-unit customers could reduce our gross and operating margins.

Gross margin from our multi-unit customers is generally lower than that of our locally managed customers because we typically sell higher volumes of products to multi-unit customers and provide a relatively lower level of value-added services than we do to locally managed customers. If sales to our locally managed customers do not grow at the same (or a greater) rate as sales to our multi-unit customers, our operating margins will likely decline. Meanwhile, the COVID-19 pandemic generally has negatively affected multi-unit customers less than locally managed customers.

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

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health (including shifting preferences for sustainable, organic and locally grown products, as well as alternative proteins) or new information regarding the health effects of consuming certain foods.

Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in terms of spend, seek new and different, as well as more ethnic, menu options and menu innovation. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs and/or supply shortages associated with our efforts to accommodate those changes as our suppliers adapt to new eating preferences. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. We may not be able to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits.

In addition, in response to the COVID-19 pandemic and the related economic downturn, many consumers preferred to eat at home rather than consume food away from home. If these preferences return and consumers choose to avoid gathering in public places in large groups, the demand for our products and services could be adversely affected. Moreover, if governmental restrictions were to resume, it is unclear how quickly customers will return to their prior eating habits, which may be a function of continued concerns over safety or depressed consumer sentiment due to adverse economic conditions, including job losses.

Expanding into new markets and complementary lines of business presents unique challenges and may not be successful.

An element of our strategy includes further expansion of operations into new markets and the establishment of new procurement organizations. Our ability to successfully operate in these new markets may be adversely affected by political, economic and social conditions beyond our control, public health crises, epidemics and pandemics (such as the COVID-19 pandemic), local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations, of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in such expansion also include, among others, the costs and difficulties of identifying and gaining access to local suppliers, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, maintaining product quality and greater difficulty in enforcing intellectual property rights.

Our business strategy also includes the possibility of expansion into businesses that are closely related or complementary to, but not currently part of, our core foodservice distribution business. Our ability to successfully operate in these complementary business markets may be adversely affected by legal and regulatory constraints, including compliance with regulatory programs to which we become subject. Risks inherent in branching out into such complementary markets also include the costs and difficulties of managing operations outside of our core business, which may require additional skills and competencies, as well as difficulties in identifying and gaining access to suppliers or customers in new markets.

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

Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination could change if tax laws or tax rulings were to be modified. We are also subject to non-income-

based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. Although we believe that our income and non-income-based tax estimates are appropriate, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

Given the unpredictability of possible further changes to the U.S. or foreign tax laws and regulations and their potential interdependency, it is very difficult to predict the cumulative effect of such tax laws and regulations on our results of operations and cash flow, but such laws and regulations (and changes thereto) could adversely impact our financial results.

If our products are alleged to have caused injury or illness, or to have failed to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

We, like any other foodservice distributor, may be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute are alleged to have caused injury or illness, to have been mislabeled, misbranded, or adulterated or to otherwise have violated applicable governmental regulations. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, in order to protect our brand and reputation. Any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and/or lost sales due to the unavailability of the product for a period of time could materially adversely affect our results of operations and financial condition.

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

From time to time, both federal and state governmental agencies conduct audits of various aspects of our operations, as part of investigations of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these audits. While we attempt to comply with all applicable laws and regulations, we may not be in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times; moreover, we may not be able to comply with all future laws, regulations or interpretations of these laws and regulations.

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

In the course of our operations, we operate, maintain and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems; and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur substantial investigation, remediation or other costs related to environmental conditions at our currently or formerly owned or operated properties.

For example, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products, which are subject to laws regulating such systems and storage tanks (including the investigation and remediation of soil and groundwater contamination associated with the use of underground storage tanks). Certain of these laws and regulations in the EU may impose liability for costs of investigation or remediation of contamination (which could be material), regardless of fault or the legality of the original disposal, even if such contamination was present prior to the commencement of our operations at the site and was not caused by our activities. In addition, many of our facilities have propane and battery-powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs.

If we are unable to finance and integrate acquired businesses effectively, our earnings per share could be materially adversely affected.

Historically, a portion of our growth has come through acquisitions. If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our earnings per share may be materially adversely affected. For example, we encountered operational challenges in fiscal 2019 related to our efforts to integrate two businesses in France acquired in connection with the Brakes Group acquisition, which integration efforts have adversely affected our ability to drive growth in sales and will continue to be managed into fiscal 2023. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise, or with a culture different from Sysco’s.

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

These technology systems and the operation thereof are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. We and our third-party providers experience cybersecurity incidents of varying degrees from time-to-time, including ransomware and phishing attacks, as well as distributed denial of service attacks and the theft of data. To date, these have not had a material impact on our financial condition, results of operations or liquidity; however, there is no assurance that there will not be a material adverse effect in the future, especially if the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities relating to an incident.

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

As the ongoing COVID-19 pandemic has resulted in many of our employees, contractors and other corporate partners working remotely, we must increasingly rely on information technology systems that are outside our direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches. In addition, cyber criminals are increasing their attacks on individual employees with business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems.

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

Sysco’s efforts to prevent security breaches and cybersecurity incidents, and to implement effective disaster recovery plans, may not be entirely effective to insulate us from technology disruption that could result in adverse effects on our results of operations. Additionally, information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. Our failure to implement timely new technologies may adversely affect our competitiveness and, consequently, our results of operations.

Our failure to comply with data privacy regulations could adversely affect our business.

There are new and emerging data privacy laws, as well as frequent updates and changes to existing data privacy laws, in most jurisdictions in which Sysco operates. Given the complexity of these laws and the often-onerous requirements they place on businesses regarding handling personal data, it is important for Sysco to understand their impact and respond accordingly. Failure to comply with data privacy laws can result in substantial fines or penalties, legal liability and / or reputational damage. In the UK and Europe, the General Data Protection Regulation (GDPR), which came into effect in 2018, places stringent requirements on companies when handling personal data and there continues to be a growing trend of other countries adopting similar laws, including Canada. Since 2020, five US states (i.e., California, Virginia, Colorado, Utah and Connecticut) have enacted stringent consumer privacy laws. In January 2023, we expect significant changes to come into effect in California, which will further enhance and extend an individual’s rights over their personal data and the obligations placed on companies that handle this data, with the adoption of the California Privacy Rights Act (CPRA). Most notably, it is expected that employee and business data will be brought into scope, which raises the compliance requirements for Sysco significantly, in terms of internal controls, processes and governance requirements. Continued state by state introduction of privacy laws could lead to significantly greater complexity in our compliance requirements globally, which could result in complaints from data subjects and/or action from regulators. If Sysco does not provide sufficient resources to ensure it is able to respond, adapt and implement the necessary requirements to respond to the various forthcoming changes, which could include federal data privacy requirements in the US, while continuing to maintain our compliance with global data privacy laws, this could adversely impact our reputation and Sysco could face exposure to fines levied by regulators, which could have a significant financial impact on our business.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8, as of July 2, 2022, we had approximately $10.6 billion of total indebtedness. This amount included senior notes, and we have the ability to borrow under our revolving credit facility, which supports our U.S. commercial paper program.

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

Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures, potential acquisitions, joint ventures and/or share repurchase programs. Our level of indebtedness and the ultimate cost of such indebtedness could have a negative impact on our liquidity, cost of future debt financing and financial results, and our credit ratings may be adversely affected as a result of the incurrence of additional indebtedness. A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and any alternative financing measures available may not be successful and may not permit us to meet our scheduled debt service obligations.

We may be required to pay material amounts under multiemployer defined benefit pension plans.

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. In fiscal 2022, our total contributions to these plans were approximately $45.5 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including collective bargaining negotiations, actions taken by trustees who manage the plans, government regulations, changes in the funded status of these plans and the potential payment of a withdrawal liability if we, for any reason, cease to have an ongoing obligation to contribute to a given plan. Based upon the information available to us from the administrators of these plans, none of these plans have assets sufficient to fully pay their liabilities, and therefore all such plans have unfunded vested benefits. Increases in the unfunded liabilities of these plans may result in increased future contribution obligations imposed on us and on other participating employers. Under federal law, significant underfunding experienced by a given plan generally results in increased contribution obligations in the form of surcharges and supplemental contribution obligations. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from a given plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. We could also be treated as partially withdrawing from participation in one of these plans if the number of our employees participating in a given plan is reduced to a certain percentage over a certain period of time, or if we cease to have an obligation to contribute under one or more, but fewer than all, of the collective bargaining agreements that require us to make contributions to a particular plan. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $156.2 million as of August 13, 2022. A significant increase to funding requirements could adversely affect the company’s financial condition, results of operations or cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines.

We had a sizable pension obligation of $3.5 billion, as compared to assets totaling $3.6 billion, as of July 2, 2022, both of which have sensitivity to financial market factors that could impact our funding requirements. See Note 14, “Company-Sponsored Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Item 8 for a discussion of the funded status of the U.S. Retirement Plan. At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (U.S. Retirement Plan) as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees. Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.

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

As of July 2, 2022, we had approximately 71,000 employees, approximately 17% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 9% of our union employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2023. Failure to effectively renegotiate these contracts could result in work stoppages. We believe our operating sites have good relationships with their unions, but a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine, except for any action (A) as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than such court, or (C) for which such court does not have subject matter jurisdiction.

This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this provision in our amended and restated bylaws to be inapplicable or unenforceable in any action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each country and the aggregate square footage devoted to cold and dry storage as of July 2, 2022.

Location	Number of Facilities	Square Feet (in thousands)	Segment Served (1)
Bahamas	1	192	I
Belgium	1	200	I
Canada	30	4,150	I, O
Costa Rica	1	188	I
France	40	2,931	I
Ireland and Northern Ireland	6	656	I
Mexico	6	280	I
Panama	1	44	I
Sweden	7	948	I
United Kingdom	50	2,644	I
United States and its territories (2)	190	41,718	U, I, S, O
Totals (3)	333	53,951

(1)	Segments served include U.S. Foodservice (U), International Foodservice (I), SYGMA (S), and Other (O).
(2)	California, Florida, Texas, and Illinois account for 21, 16, 14, and 11 respectively, of the facilities located in the U.S.
(3)	Using a comparable definition based on facility size, fiscal 2021 included 319 facilities.

We own approximately 40,700,000 square feet of our distribution facilities (or 75.5% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2023 to fiscal 3012, exclusive of renewal options.

Within our Latin American operations, we operate 17 cash and carry facilities and 5 warehouse and storage facilities in Costa Rica and 4 cash and carry facilities and 1 warehouse and storage facility in Panama.

We own our approximately 634,000 square foot headquarters office complex in Houston, Texas. In fiscal 2021, we sold our complex in Cypress, TX which previously housed our shared business services and other services, and began performing all corporate and shared service operations from our headquarters.

We are currently constructing expansions or build-outs for various distribution facilities in the United States. The various operating sites under construction, in the aggregate, contributed 12% of fiscal 2022 sales.

As of July 2, 2022, our fleet of approximately 15,000 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 94% of these vehicles and lease the remainder.

Item 3.  Legal Proceedings

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings either (i) involve the potential for monetary sanctions that Sysco’s management reasonably believes will exceed a specified threshold or (ii) are material to its business or financial condition. Pursuant to recent SEC amendments to this item, Sysco has chosen a reporting threshold for such proceedings of $1 million. Applying this threshold, there are no environmental matters to disclose for this period, nor does the company expect a material adverse effect on its business or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II – FINANCIAL INFORMATION

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for Sysco’s common stock (SYY) is the New York Stock Exchange. The number of record owners of Sysco’s common stock as of August 9, 2022 was 7,669.

We currently expect that comparable quarterly cash dividends will continue to be paid in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

We made the following share repurchases during the fourth quarter of fiscal 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
April 3 - April 30	—	$—	—	—
Month #2
May 1 - May 28	79,248	78.70	6,236,990	—
Month #3
May 29 - July 2	943,215	82.71	78,014,103	—
Totals	1,022,463	$82.40	84,251,093	—

(1)	The total number of shares repurchased includes 0, 2,770 and 0 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
(2)
See the discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Equity Transactions” for additional information regarding Sysco’s share repurchase program.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We commenced our share repurchase program during the second quarter of fiscal 2022.

We repurchased 6,698,991 shares for $499.8 million during fiscal 2022. As of July 2, 2022, we had a remaining authorization of approximately $4.5 billion. We purchased 3,099,268 additional shares under our authorization through August 9, 2022.

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

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2017, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
225
200
175
150
125
100
75
Index Value
7/1/2017
6/30/2018
6/29/2019
6/27/2020
7/3/2021
7/2/2022
Period Ending
Sysco Corporation
S&P 500
S&P 500 Food/Staple Retail Index

	7/1/2017	6/30/2018	6/29/2019	6/27/2020	7/3/2021	7/2/2022
Sysco Corporation	$100	$139	$147	$112	$169	$195
S&P 500	100	114	126	132	194	173
S&P 500 Food/Staple Retail Index	100	108	128	136	175	185

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Sysco’s financial condition, results of operations and liquidity and capital resources for the fiscal years ended July 2, 2022 and July 3, 2021 should be read as a supplement to our Consolidated Financial Statements and the accompanying notes contained in Item 8 of this report, and in conjunction with the “Forward-looking Statements” section set forth in Part II and the “Risk Factors” section set forth in Item 1A of Part I. All discussion of changes in our results of operations from fiscal 2020 to fiscal 2021 has been omitted from this Form 10-K, but may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 3, 2021, filed with the Securities and Exchange Commission on August 30, 2021.

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located in North America and Europe. Under the accounting provisions related to disclosures about segments of an enterprise, we have combined certain operations into three reportable segments. “Other” financial information is attributable to our other operations that do not meet the quantitative disclosure thresholds.

•U.S. Foodservice Operations – primarily includes (a) the company’s U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, our Asian specialty distribution company and a number of other small specialty businesses that are not material to the operations of Sysco;
•International Foodservice Operations – includes operations outside of the United States (U.S.), which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our export operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;
•SYGMA – our U.S. customized distribution operations serving quick-service chain restaurant customer locations; and
•Other – primarily our hotel supply operations, Guest Worldwide.

We estimate that we serve about 17% of an approximately $300 billion annual foodservice market in the U.S. based on industry data obtained from Technomic, Inc. as of the end of calendar 2021. Technomic projects the market size to increase to approximately $345 billion by the end of calendar 2022. From time to time, Technomic may revise the methodology used to calculate the size of the foodservice market and, as a result, our percentage can change not only from our sales results, but also from such revisions. We also serve certain international geographies that vary in size and amount of market share.

According to industry sources, the foodservice, or food-away-from-home, market represents approximately 53% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar year 2021, which is consistent with pre-pandemic levels as of the end of calendar year 2019.

Highlights

Our fiscal 2022 results were strong, reflecting growth in volumes and sales, effective management of inflation and improved profitability. Our market share gains in the U.S. segments continued to accelerate through the fiscal year and demonstrated the impact of our Recipe for Growth strategy on our business, advancing our capabilities in supply chain and sales. As a result, Sysco achieved an all-time record for annual sales. Additionally, our teams made significant improvements in operating expense leverage, with lower business recovery costs, as we continue to emerge from the COVID-19 pandemic, and continued re-investments in our supply chain and operations productivity performance to drive profitable growth. See below for a comparison of our fiscal 2022 results to our fiscal 2021 results, both including and excluding Certain Items (as defined below).

    Below is a comparison of results from fiscal 2022 to fiscal 2021:
•Sales:
◦increased 33.8%, or $17.3 billion, to $68.6 billion;
◦increased 37.2% or $18.7 billion on a comparable 52-week basis;
•Operating income:
◦increased 62.7%, or $901.8 million, to $2.3 billion;
◦adjusted operating income increased 80.3%, or $1.2 billion, to $2.6 billion;
•Net earnings:
◦increased 159.2%, or $834.6 million, to $1.4 billion;
◦adjusted net earnings increased 126.0%, or $932.6 million, to $1.7 billion;
•Basic earnings per share:
◦increased 158.3%, or $1.63, to $2.66 from the comparable prior year amount of $1.03 per share;
•Diluted earnings per share:
◦increased 158.8%, or $1.62, to $2.64 from the comparable prior year amount of $1.02 per share;
◦adjusted diluted earnings per share were $3.25 in fiscal 2022, a $1.81 increase from the comparable prior year amount of $1.44 per share.
•EBITDA:
◦increased 42.7%, or $940.5 million, to $3.1 billion; and
◦adjusted EBITDA increased 54.4%, or $1.2 billion, to $3.3 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of (A) restructuring and transformational project costs consisting of (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; acquisition-related costs consisting of: (1) intangible amortization expense and (2) acquisition costs and due diligence costs related to our acquisitions; and (B) the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2022 were also impacted by (1) a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory; (2) debt extinguishment costs; and (3) the increase in reserves for uncertain tax positions. Our results for fiscal 2021 were also impacted by the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances, as well as non-operating gains and losses including (1) losses on the extinguishment of debt, (2) losses on the sale of businesses and (3) gains on the sale of property.

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

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended July 2, 2022 for fiscal 2022, a 53-week year ended July 3, 2021 for fiscal 2021 and a 52-week year ended June 27, 2020 for fiscal 2020. We will have a 52-week year ending July 1, 2023 for fiscal 2023. Because fiscal 2021 contained an additional week as compared to fiscal 2022, our Consolidated Results of Operations for fiscal 2022 are not directly comparable to the prior year. In some cases, our disclosure will include a fiscal 2022 comparison to fiscal 2021 on a 52-week year basis. Management believes that adjusting the fiscal 2021 Consolidated Results of Operations for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. This is calculated by taking one-fourteenth of the total metric for the fourth quarter of fiscal 2021.

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

Sysco Brand Penetration for U.S. Broadline Operations

Sysco management considers Sysco brand penetration to be a measure that provides useful information to management and investors in evaluating the gross profit performance of the company’s U.S. Broadline operations. Sysco offers an assortment of Sysco-branded products that can be differentiated from privately branded products, which enables us to achieve higher gross margin by administering and leveraging a consolidated product procurement program for quality food and non-

food products. Due to cost efficiencies, Sysco-branded products generate a higher gross margin than sales from other privately branded products. We define Sysco brand penetration as the percentage of Sysco-branded case volume sold to U.S. Broadline customers over all cases sold to U.S. Broadline customers. This performance indicator, also measured at the customer type level, including local and national customers, is driven by growth in the distribution of branded products to more customers and more geographies, as well as increasing branded offerings through innovation and the launch of new products.

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

Trends

Economic and Industry Trends

The food-away-from-home sector experienced an overall recovery in fiscal 2022 as compared to fiscal 2021. In the third quarter of fiscal 2022, the company experienced disruptions from the Omicron variant of COVID-19, which negatively impacted consumer demand and our customers due to the reintroduction of significant restrictions on their businesses. We experienced a strong market rebound beginning in late February, which continued into the fourth quarter, and we achieved an all-time record for quarterly and annual sales at Sysco. While the company has experienced macroeconomic pressures from major waves of COVID-19, double-digit inflation, and the invasion of Ukraine by Russia impacting the food supply, we have delivered profitable growth. While we anticipate that recent macroeconomic pressures may continue to create challenges in fiscal 2023, the food away from home industry has demonstrated its resilience and importance over the past few years, and we expect top-line growth in fiscal 2023 of at least 10% over fiscal year 2022.

Sales and Gross Profit Trends

Our sales and gross profit performance can be influenced by multiple factors, including price, volume, customer mix, product mix and the impact of the COVID-19 pandemic. The biggest factor affecting performance in fiscal 2022 was volume growth, as we experienced strong results from both independent and chain customers, driven by a 10.3% improvement in local case volume and a 15.4% improvement in total case volume within our U.S. Broadline operations, in each instance as compared to fiscal 2021. Sysco continues to lead the industry in supporting our customers during this challenging supply chain period, including converting our supply chain to a full six-day work week. This growth enabled us to gain market share during fiscal 2022 at a rate of over 1.3 times the industry, which exceeded our stated goal for the year and contributed to Sysco achieving an all-time record for annual sales. That rate of growth is expected to accelerate across the three years of our long-range plan, and we intend to deliver 1.5 times the market growth by the end of our fiscal 2024.

Product cost inflation has also been a driver of our sales and gross profit performance. We experienced inflation in our U.S. Broadline operations, at a rate of 15.3% and 15.0% in the fourth quarter and fiscal 2022, respectively, primarily driven by inflation in the dairy, poultry and fresh produce categories. We have been successful in managing our inflation, resulting in an increase in gross profit dollars. Gross margin increased 10 basis points in the fourth quarter and decreased 29 basis points for fiscal 2022, as compared to the corresponding prior year periods, largely due to the impact of product cost inflation. We are expecting mid-single digit inflation for fiscal 2023 on an enterprise basis across all categories, with elevated rates in the first quarter that are expected to moderate over the course of the year; we are not planning for a deflationary environment, though some categories may be individually deflationary. We are continuing to take actions to mitigate the long-term effect of elevated inflation, including actively working to improve our cost of goods sold to Sysco, so that we can pass along value to our customers. However, the relative price of eating out has been less impacted by inflation than the cost of food at the grocery store, and we believe that the food away from home industry will prove resilient.

Operating Expense Trends

Total operating expenses increased 26.0% during fiscal 2022, as compared to fiscal 2021, driven by the variable costs associated with significantly increased volumes, our transformation initiatives under our Recipe for Growth strategy, investments in business recovery costs and expenses due to lower productivity resulting from newer associates. Our operating results in fiscal 2022 included $183 million of operating expense investments for our Recipe for Growth strategy, with supply chain investments ramping up significantly in the fourth quarter. We have made a purposeful response to the COVID-19 generated labor and safety environment in which we are operating, with $193 million in business recovery operating investments, such as recruiting costs, hiring marketing, vaccination promotion, contract labor and sign-on and retention bonuses during fiscal 2022. During the fourth quarter, we returned to employment levels higher than fiscal 2019, but continued to experience overtime costs to address growing demand and lower productivity of the new staff. Productivity and overtime costs were approximately $40 million in the fourth quarter of fiscal 2022, which is higher than the approximately $30 million for these same costs in the third quarter of fiscal 2022. We expect elevated operating expenses during fiscal 2023, as we continue to deal with a hiring environment that is still recovering, productivity issues that we expect to improve over the course of this year and continued investments for our transformation, all partially offset by our cost-out efforts. We are making these necessary investments to ensure that we can serve our customers, which enables us to continue increasing market share, profitably, at the national and local level. Even with those significant business recovery and transformation operating expense investments, partially offset by the continued benefit of our cost-savings efforts, we leveraged our adjusted operating expense structure.

Comparisons to Fiscal 2019

In assessing our financial performance through the business recovery, Sysco’s management compared our results in fiscal 2022 against our corresponding fiscal 2019 results.

Comparisons of results from fiscal 2022 to fiscal 2019 are presented below:

•Sales:
◦increased 14.2%, or $8.5 billion, as compared to fiscal 2019;
•Operating income:
◦increased 0.4%, or $8.9 million, as compared to fiscal 2019;
◦adjusted operating income decreased 3.7%, or $100.3 million, as compared to fiscal 2019;
•EBITDA:
◦increased 0.40%, or $13.1 million, as compared to fiscal 2019;
◦adjusted EBITDA decreased 0.7%, or $23.9 million, as compared to fiscal 2019;
•Diluted earnings per share:
◦decreased 17.5%, or $0.56, as compared to fiscal 2019; and
◦adjusted diluted earnings per share decreased 8.5%, or $0.30, as compared to fiscal 2019.

Key items impacting the comparability of Sysco’s results in fiscal 2022 to fiscal 2019 included the impact of operation during COVID-19, particularly the Omicron variant, one-time and on-going expenses associated with the business recovery and the operating expense investments made in support of our Recipe for Growth strategy.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy. We plan to reinforce our existing businesses, while cultivating new channels, new segments and new capabilities. We have completed the following acquisitions in fiscal 2022:

•In the first quarter of fiscal 2022, we acquired Greco and Sons, a leading independent specialty Italian distributor in the United States. The acquisition is operating as part of Sysco’s U.S. Foodservice Segment.
•In the first quarter of fiscal 2022, we acquired a specialty food distributor in the United Kingdom.
•In the second quarter of fiscal 2022, we acquired Paragon Foodservice, a regional broadline fresh produce distributor in western Pennsylvania. The acquisition is operating as part of Sysco’s U.S. Foodservice Segment.
•In the third quarter of fiscal 2022, we acquired The Coastal Companies, a leading fresh produce distributor and value-added processer on the East Coast. The acquisition is operating as part of Sysco’s U.S. Foodservice Segment.

Strategy

Our purpose is “Connecting the World to Share Food and Care for One Another.” Purpose driven companies are believed to perform better and we believe our purpose will assist us to grow substantially faster than the foodservice distribution industry and deliver profitable growth through our “Recipe for Growth” transformation. This growth transformation is supported by strategic pillars that we believe will allow us to better serve our customers, including:

•Digital – We will enrich the customer experience through personalized digital tools that reduce friction in the purchase experience and introduce innovation to our customers. We continue to invest in our personalization engine and see excellent utilization of our Sysco SHOP platform by customers. We successfully implemented our pricing software in the U.S. in fiscal 2022. We also have a new personalization engine that is currently under construction and has proved to be beneficial to our pilot customers.
•Products and Solutions – We will provide customer-focused marketing and merchandising solutions that inspire increased sales of our broad assortment of fair priced products and services. We are improving our merchandising and marketing solutions by developing improved strategies for specific cuisine segments.
•Supply Chain – We will efficiently and consistently serve customers with the products they need, when and how they need them, through a flexible, agile delivery framework. We are developing a more nimble, accessible and productive supply chain that is better positioned to support customers in their business recovery, we remain the only national broadliner with no order minimums for our customers. Our strategic initiatives to increase delivery frequency and enable omni-channel inventory fulfillment remain on track.
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

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2022	2021
Sales	100.0%	100.0%
Cost of sales	82.0	81.8
Gross profit	18.0	18.2
Operating expenses	14.6	15.4
Operating income	3.4	2.8
Interest expense	0.9	1.7
Other (income) expense, net	—	—
Earnings before income taxes	2.5	1.1
Income taxes	0.5	0.1
Net earnings	2.0%	1.0%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

2022
Sales	33.8%
Cost of sales	34.3
Gross profit	31.7
Operating expenses	26.0
Operating income	62.7
Interest expense	(29.1)
Other (income) expense, net (1)	13.6
Earnings before income taxes	198.7
Income taxes	541.1
Net earnings	159.2%
Basic earnings per share	158.3%
Diluted earnings per share	158.8
Average shares outstanding	—
Diluted shares outstanding	0.1

(1)	Other (income) expense, net was income of $31.4 million in fiscal 2022 and income of $27.6 million in fiscal 2021.

Segment Results

The following represents our results by reportable segments:

	Year Ended Jul. 2, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$48,520,562	$11,787,449	$7,245,824	$1,082,311	$—	$68,636,146
Sales increase	35.8%	41.2%	11.5%	49.5%		33.8%
Percentage of total	70.7%	17.2%	10.6%	1.5%		100.0%

Operating income (loss)	$3,172,776	$102,306	$(3,646)	$17,407	$(949,808)	$2,339,035
Operating income (loss) increase (decrease)	29.2%	144.0%	(106.9)%	NM		62.7%
Percentage of total segments	96.5%	3.1%	(0.1)%	0.5%		100.0%
Operating income as a percentage of sales	6.5%	0.9%	(0.1)%	1.6%		3.4%

	Year Ended Jul. 3, 2021
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$35,724,843	$8,350,638	$6,498,601	$723,761	$—	$51,297,843
Percentage of total	69.6%	16.3%	12.7%	1.4%		100.0%

Operating income (loss)	$2,456,564	$(232,403)	$52,654	$(396)	$(839,177)	$1,437,242
Percentage of total segments	107.9%	(10.2)%	2.3%	—%		100.0%
Operating income (loss) as a percentage of sales	6.9%	(2.8)%	0.8%	(0.1)%		2.8%

In fiscal 2022, U.S. Foodservice Operations and International Foodservice Operations represented approximately 70.7% and 17.2%, respectively, of Sysco’s overall sales, compared to 69.6% and 16.3%, respectively, in fiscal 2021. In fiscal 2022 and fiscal 2021, U.S. Foodservice Operations represented approximately 96.5% and 107.9%, respectively, of the total segment operating income. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments. See Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8.

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

Results of U.S. Foodservice Operations

In fiscal 2022, the U.S. Foodservice Operations operating results represented approximately 70.7% of Sysco’s overall sales and 96.5% of the aggregated operating income of Sysco’s reporting segments. Several factors contributed to these higher operating results as compared to the other operating segments. We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and its purchasing power enable this segment to generate its relatively stronger results of operations.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2022	2021	Change in Dollars	% Change
	(In thousands)
Sales	$48,520,562	$35,724,843	$12,795,719	35.8%
Gross profit	9,196,133	7,008,687	2,187,446	31.2
Operating expenses	6,023,357	4,552,123	1,471,234	32.3
Operating income	$3,172,776	$2,456,564	$716,212	29.2%

Gross profit	$9,196,133	$7,008,687	$2,187,446	31.2%
Adjusted operating expenses (Non-GAAP) (1)	6,006,753	4,691,103	1,315,650	28.0
Adjusted operating income (Non-GAAP) (1)	$3,189,380	$2,317,584	$871,796	37.6%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the prior year in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2022
	(In millions)
Cause of change	Percentage	Dollars
Case volume (1), (4)	17.6%	$6,300.4
Inflation (2)	14.2	5,072.9
Acquisitions (3)	3.7	1,334.7
Other (4)	0.3	87.7
Total change in sales	35.8%	$12,795.7

(1)	Includes case volume of 15.4% for U.S. Broadline operations.
(2)	Includes product cost inflation of 15.0% for U.S. Broadline operations.
(3)	Includes the impact of our fiscal 2022 acquisitions.
(4)	Case volume excludes the volume impact from our custom-cut meat and seafood subsidiaries that do not measure volume in cases. Any impact in volumes from these operations are included within “Other.”

The primary driver of the sales increase in fiscal 2022 was the significant improvement in case volume in our U.S. Broadline operations as a result of two factors: (a) the ongoing business recovery from the COVID-19 pandemic and (b) the impact of our Recipe for Growth initiatives. Case volumes from our U.S. Broadline operations increased 15.4% in fiscal 2022, as compared to fiscal 2021 and 17.9% on a comparable 52-week basis. This included a 10.3% improvement in local customer case growth and a 22.0% increase in national customer case volume in fiscal 2022. The increases in U.S. Broadline case volumes represent organic growth.

Operating Income

The increase in operating income for fiscal 2022, as compared to fiscal 2021, was driven by gross profit dollar growth and partially offset by an increase in operating expenses.

Gross profit dollar growth was driven primarily by the improvement in local cases stemming from (a) the ongoing business recovery from the COVID-19 pandemic, (b) the impact of our Recipe for Growth initiatives, (c) management of higher inflation, and (d) optimization of our business processes and performance. The estimated change in product costs, an internal measure of inflation or deflation, for fiscal 2022 for our U.S. Broadline operations was inflation of 15.0%. For fiscal 2022, this change in product costs was primarily driven by inflation in the dairy, poultry and fresh produce categories. Gross margin, which is gross profit as a percentage of sales, was 18.95% in fiscal 2022, which was a decrease of 67 basis points compared to gross margin of 19.62% in fiscal 2021, primarily attributable to inflationary pressure.

The increase in operating expenses for fiscal 2022, as compared to fiscal 2021, was primarily driven by variable costs associated with increased volumes and largely from increased investments associated with the ongoing business recovery, including increases in costs for associates, such as recruiting costs, overtime costs, hiring costs, marketing, vaccination promotion, contract labor and sign-on and retention bonuses. We have also experienced an increase in operating expenses due to investments for our Recipe for Growth strategy in fiscal 2022. Additionally, we experienced a $115.0 million unfavorable comparison of bad debt expense in fiscal 2022, as compared to fiscal 2021, which included a net bad debt benefit due to the significant reduction of reserves on pre-pandemic receivables that were collected in fiscal 2021. Excluding the impact of these pre-pandemic receivables, our year-over-year change in bad debt expense was not material.

Results of International Foodservice Operations

In fiscal 2022, the International Foodservice Operations operating results represented approximately 17.2% of Sysco’s overall sales.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2022	2021	Change in Dollars	% Change
	(In thousands)
Sales	$11,787,449	$8,350,638	$3,436,811	41.2%
Gross profit	2,377,093	1,645,448	731,645	44.5
Operating expenses	2,274,787	1,877,851	396,936	21.1
Operating income (loss)	$102,306	$(232,403)	$334,709	(144.0)%

Gross profit	$2,377,093	$1,645,448	$731,645	44.5%
Adjusted operating expenses (Non-GAAP) (1)	2,144,221	1,774,245	369,976	20.9
Adjusted operating income (loss) (Non-GAAP) (1)	$232,872	$(128,797)	$361,669	(280.8)%

Comparable sales using a constant currency basis (Non-GAAP) (1)	$11,968,011	$8,350,638	$3,617,373	43.3%
Comparable gross profit using a constant currency basis (Non-GAAP) (1)	2,427,817	1,645,448	782,369	47.5%
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	2,195,129	1,774,245	420,884	23.7%
Comparable operating income (loss) adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	$236,402	$(128,797)	$365,199	283.5%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2022
	(In millions)
Cause of change	Percentage	Dollars
Inflation	9.6%	$798.5
Foreign currency	(2.2)	(180.1)
Other (1)	33.8	2,818.4
Total change in sales	41.2%	$3,436.8

(1)	The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent comparable basis.

Sales in fiscal 2022 were higher primarily due to the significant improvement in volume as a result of the business recovery from the COVID-19 pandemic and the easing of restrictions across our European, Canadian and Latin American businesses during the fiscal year. The impact of our Recipe for Growth initiatives also contributed to volume growth.

Operating Income

Our International Foodservice Operations segment returned to profitability in fiscal 2022. The $334.7 million increase in operating income for fiscal 2022, as compared to fiscal 2021, was primarily a result of an increased sales volumes attributable to the business recovery from the COVID-19 pandemic, along with specific efforts to optimize our gross profit, while effectively managing our operating expenses.

The increase in gross profit dollars in fiscal 2022, as compared to fiscal 2021, was attributable to the increase in sales volume and effectively managing inflation, along with specific efforts to optimize our gross profit dollars.

The increase in operating expenses for fiscal 2022, as compared to fiscal 2021, was primarily due to an increase in costs for associates, including overtime and hiring associates to manage the ongoing business recovery. Additionally, we had an unfavorable comparison of bad debt expense, as fiscal 2021 included a reduction of reserves on pre-pandemic receivables. Excluding the impact of these pre-pandemic receivables, our year-over-year change in bad debt expense was not material.

Results of SYGMA and Other Segment

For SYGMA, sales were 11.5% higher in fiscal 2022, as compared to fiscal 2021, primarily from an increase in case volume driven by the success of national and regional quick service restaurants, and inflation and fee increases, partially offset by a decrease in volume due to the planned exit of a large regional customer. Operating income decreased by $56.3 million in fiscal 2022, as compared to fiscal 2021, as our increased investments in business recovery staffing drove an increase in operating expenses in excess of our gross profit dollar growth from increased case volume. SYGMA operated at a loss for the first half of fiscal 2022, primarily due to higher than expected labor costs, but returned to profitability in the second half of the year.

For the operations that are grouped within our Other segment, operating income increased $17.8 million in fiscal 2022, as compared to fiscal 2021, primarily due to the recovery of our hospitality business, Guest Worldwide. Volume for this business has improved as hospitality occupancy rates have grown from prior year levels.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses increased $45.3 million in fiscal 2022, or 5.5%, as compared to fiscal 2021, primarily due to investments for our Recipe for Growth strategy, an increase in self-insurance reserves, acquisition and due diligence costs and higher associate-related expenses.

Included in Global Support Center expenses are Certain Items that totaled $146.8 million in fiscal 2022, as compared to $62.9 million in fiscal 2021. Certain Items impacting fiscal 2022 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting fiscal 2021 were primarily expenses associated with our business transformation initiatives.

Interest Expense

Interest expense decreased $256.5 million for fiscal 2022, as compared to fiscal 2021, primarily attributable to lower debt volume, partially offset by a loss on extinguishment of debt of $115.6 million for the redemption of $1.25 billion in combined aggregate principal amount of senior notes.

Net Earnings

Net earnings increased 159.2% in fiscal 2022, as compared to fiscal 2021, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 19, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8. Adjusted net earnings, excluding Certain Items, increased 126.0% in fiscal 2022, primarily due to a significant increase in sales volume, partially offset by an unfavorable tax expense compared to the prior year.

Earnings Per Share

Basic earnings per share in fiscal 2022 were $2.66, a 158.3% increase from the comparable prior year period amount of $1.03 per share. Diluted earnings per share in fiscal 2022 were $2.64, a 158.8% increase from the comparable prior year period amount of $1.02 per share. Adjusted diluted earnings per share, excluding Certain Items (which is a non-GAAP financial measure for which a reconciliation is provided in “Non-GAAP Reconciliations” below), in fiscal 2022 were $3.25, a 125.7% increase from the comparable prior year period amount of $1.44 per share. These results were primarily attributable to the factors discussed above related to net earnings in fiscal 2022.

Non-GAAP Reconciliations

Our discussion of our results includes certain non-GAAP financial measures, such as EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of (A) restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; (B) acquisition-related costs consisting of: (1) intangible amortization expense and (2) acquisition costs and due diligence costs related to our acquisitions; and (C) the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2022 were also impacted by: (1) a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory, (2) debt extinguishment costs and (3) the increase in reserves for uncertain tax positions. Our results for fiscal 2021 were also impacted by losses on the sale of businesses.

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

	2022	2021	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Sales (GAAP) (A)	$68,636,146	$51,297,843	$17,338,303	33.8%
Impact of currency fluctuations (1)	178,629	—	178,629	0.3
Comparable sales using a constant currency basis (Non-GAAP)	68,814,775	51,297,843	17,516,932	34.1
Less 1 week fourth quarter sales (B)	—	(1,152,635)	1,152,635	3.1
Comparable sales using a constant currency and a 52 week basis (Non-GAAP)	68,814,775	50,145,208	18,669,567	37.2
Comparable sales using a 52 week basis (Non-GAAP) (C)(D)	$68,636,146	$50,145,208	$18,490,938	36.9%

Cost of sales (GAAP)	$56,315,622	$41,941,094	$14,374,528	34.3%
Impact of inventory valuation adjustment (2)	(73,224)	—	(73,224)	(0.2)
Cost of sales adjusted for Certain Items (Non-GAAP)	56,242,398	41,941,094	14,301,304	34.1
Less 1 week fourth quarter cost of sales	—	(944,365)	944,365	3.1
Comparable cost of sales adjusted for Certain Items using a 52 week basis (Non-GAAP)	$56,242,398	$40,996,729	$15,245,669	37.2%

Gross profit (GAAP)	$12,320,524	$9,356,749	$2,963,775	31.7%
Impact of inventory valuation adjustment (2)	73,224	—	73,224	0.8
Comparable gross profit adjusted for Certain Items (Non-GAAP) (A)	12,393,748	9,356,749	3,036,999	32.5
Impact of currency fluctuations (1)	50,131	—	50,131	0.5
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	12,443,879	9,356,749	3,087,130	33.0
Less 1 week fourth quarter gross profit (B)	—	(208,270)	208,270	3.0
Comparable gross profit adjusted for Certain Items using a constant currency and a 52 week basis (Non-GAAP)	12,443,879	9,148,479	3,295,400	36.0
Comparable gross profit adjusted for Certain Items using a 52 week basis (Non-GAAP) (C)	$12,393,748	$9,148,479	$3,245,269	35.5%

Gross margin (GAAP)	17.95%	18.24%		-29 bps
Impact of inventory valuation adjustment (2)	0.11	—		11 bps
Comparable gross margin adjusted for Certain Items (Non-GAAP) (A)	18.06	18.24		-18 bps
Impact of currency fluctuations (1)	0.02	—		2 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.08	18.24		-16 bps
Less 1 week fourth quarter gross margin (B)	—	—		0 bps
Comparable gross margin adjusted for Certain Items using a constant currency and a 52 week basis (Non-GAAP)	18.08%	18.24		-16 bps
Comparable gross margin adjusted for Certain Items using a 52 week basis (Non-GAAP) (C)	18.06%	18.24%		-18 bps

Operating expenses (GAAP)	$9,981,489	$7,919,507	$2,061,982	26.0%
Impact of restructuring and transformational project costs (3)	(109,532)	(128,187)	18,655	14.6
Impact of acquisition-related costs (4)	(139,173)	(79,540)	(59,633)	(75.0)
Impact of bad debt reserve adjustments (5)	27,999	184,813	(156,814)	(84.9)
Operating expenses adjusted for Certain Items (Non-GAAP) (A)	9,760,783	7,896,593	1,864,190	23.6
Impact of currency fluctuations (1)	50,908	—	50,908	0.7
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	9,811,691	7,896,593	1,915,098	24.3
Less 1 week fourth quarter operating expenses (B)	—	(165,043)	165,043	2.6
Comparable operating expenses adjusted for Certain Items using a constant currency and a 52 week basis (Non-GAAP)	9,811,691	7,731,550	2,080,141	26.9
Comparable operating expenses adjusted for Certain Items using a 52 week basis (Non-GAAP) (C)	$9,760,783	$7,731,550	$2,029,233	26.2%

	2022	2021	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expense as a percentage of sales (GAAP)	14.54%	15.44%		-90 bps
Impact of certain item adjustments	(0.32)%	(0.05)%		-27 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.22%	15.39%		-117 bps

Operating income (GAAP)	$2,339,035	$1,437,242	$901,793	62.7%
Impact of inventory valuation adjustment (2)	73,224	—	73,224	NM
Impact of restructuring and transformational project costs (3)	109,532	128,187	(18,655)	(14.6)
Impact of acquisition-related costs (4)	139,173	79,540	59,633	75.0
Impact of bad debt reserve adjustments (5)	(27,999)	(184,813)	156,814	84.9
Operating income adjusted for Certain Items (Non-GAAP) (A)	2,632,965	1,460,156	1,172,809	80.3
Impact of currency fluctuations (1)	(776)	—	(776)	—
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	2,632,189	1,460,156	1,172,033	80.3
Less 1 week fourth quarter operating income (B)	—	(43,227)	43,227	5.5
Comparable operating income adjusted for Certain Items using a constant currency and a 52 week basis (Non-GAAP)	2,632,189	1,416,929	1,215,260	85.8
Comparable operating income adjusted for Certain Items using a 52 week basis (Non-GAAP) (C)(E)	$2,632,965	$1,416,929	$1,216,036	85.8%

Operating margin (GAAP)	3.41%	2.80%		61 bps
Operating margin adjusted for Certain Items (Non-GAAP)	3.84%	2.85%		99 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.83%	2.85%		98 bps
Operating margin adjusted for Certain Items using a constant currency and a 52 week basis (Non-GAAP)	3.83%	2.83%		100 bps
Operating margin adjusted for Certain Items using a 52 week basis (Non-GAAP) (F)	3.84%	2.83%		101 bps

Interest expense (GAAP)	$623,643	$880,137	$(256,494)	(29.1)%
Impact of loss on extinguishment of debt	(115,603)	(293,897)	178,294	60.7
Interest expense adjusted for Certain Items (Non-GAAP)	508,040	586,240	(78,200)	(13.3)
Less 1 week fourth quarter interest expense	—	(10,518)	10,518	1.5
Interest expense adjusted for Certain Items using a 52 week basis (Non-GAAP)	$508,040	$575,722	$(67,682)	(11.8)%

Other income (GAAP)	$(31,381)	$(27,623)	$(3,758)	(13.6)%
Impact of other non-routine gains and losses	2,057	(10,460)	12,517	119.7
Other income adjusted for Certain Items (Non-GAAP)	(29,324)	(38,083)	8,759	23.0
Less 1 week fourth quarter other income	—	79	(79)	(0.2)
Other income adjusted for Certain Items using a 52 week basis (Non-GAAP)	$(29,324)	$(38,004)	$8,680	22.8%

Net earnings (GAAP)	$1,358,768	$524,209	$834,559	159.2%
Impact of inventory valuation adjustment (2)	73,224	—	73,224	NM
Impact of restructuring and transformational project costs (3)	109,532	128,187	(18,655)	(14.6)
Impact of acquisition-related costs (4)	139,173	79,540	59,633	75.0
Impact of bad debt reserve adjustments (5)	(27,999)	(184,813)	156,814	84.9
Impact of loss on extinguishment of debt	115,603	293,897	(178,294)	(60.7)
Impact of other non-routine gains and losses	(2,057)	10,460	(12,517)	(119.7)
Tax impact of inventory valuation adjustment (6)	(18,902)	—	(18,902)	NM
Tax impact of restructuring and transformational project costs (6)	(28,274)	(32,416)	4,142	12.8
Tax impact of acquisition-related costs (6)	(35,926)	(19,675)	(16,251)	(82.6)
Tax impact of bad debt reserves adjustments (6)	7,228	46,260	(39,032)	(84.4)
Tax impact of loss on extinguishment of debt (6)	(29,841)	(79,323)	49,482	62.4

	2022	2021	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Tax impact of other non-routine gains and losses (6)	531	(2,692)	3,223	119.7
Impact of adjustments to uncertain tax positions	12,000	—	12,000	NM
Impact of foreign tax rate change	—	(23,197)	23,197	NM
Net earnings adjusted for Certain Items (Non-GAAP)	1,673,060	740,437	932,623	126.0
Less 1 week fourth quarter net earnings	—	(26,165)	26,165	8.2
Net earnings adjusted for Certain Items using a 52 week basis (Non-GAAP)	$1,673,060	$714,272	$958,788	134.2%

Diluted earnings per share (GAAP)	$2.64	$1.02	$1.62	158.8%
Impact of inventory valuation adjustment (2)	0.14	—	0.14	NM
Impact of restructuring and transformational project costs (3)	0.21	0.25	(0.04)	(16.0)
Impact of acquisition-related costs (4)	0.27	0.15	0.12	80.0
Impact of bad debt reserve adjustments (5)	(0.05)	(0.36)	0.31	86.1
Impact of loss on extinguishment of debt	0.22	0.57	(0.35)	(61.4)
Impact of other non-routine gains and losses	—	0.02	(0.02)	NM
Tax impact of inventory valuation adjustment (6)	(0.04)	—	(0.04)	NM
Tax impact of restructuring and transformational project costs (6)	(0.06)	(0.06)	—	—
Tax impact of acquisition-related costs (6)	(0.07)	(0.04)	(0.03)	(75.0)
Tax impact of bad debt reserves adjustments (6)	0.01	0.09	(0.08)	(88.9)
Tax impact of loss on extinguishment of debt (6)	(0.06)	(0.15)	0.09	60.0
Tax impact of other non-routine gains and losses (6)	—	(0.01)	0.01	NM
Impact of adjustments to uncertain tax positions	0.02	—	0.02	NM
Impact of foreign tax rate change	—	(0.05)	0.05	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	3.25	1.44	1.81	125.7
Less 1 week fourth quarter earnings per share	—	(0.05)	0.05	8.1
Diluted earnings per share adjusted for Certain Items using a 52 week basis (Non-GAAP)	$3.25	$1.39	$1.86	133.8%

Diluted shares outstanding	514,005,827	513,555,088

For purposes of comparable items using a 52 week basis, items are mathematically calculated using the row labels as follows: A+B=C and E/D=F
(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(3)
Fiscal 2022 includes $61 million related to restructuring charges, severance and facility closure charges and $49 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2021 includes $72 million related to restructuring, severance and facility closure charges, and $56 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(4)	Fiscal 2022 includes $106 million of intangible amortization expense and $33 million in acquisition and due diligence costs. Fiscal 2021 represents intangible amortization expense.
(5)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
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

NM represents that the percentage change is not meaningful.

	2022	2019	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Sales (GAAP)	$68,636,146	$60,113,922	$8,522,224	14.2%

Cost of sales (GAAP)	$56,315,622	$48,704,935	$7,610,687	15.6%
Impact of inventory valuation adjustment (1)	(73,224)	—	(73,224)	(0.1)
Cost of sales adjusted for Certain Items (Non-GAAP)	$56,242,398	$48,704,935	$7,537,463	15.5%

Gross profit (GAAP)	$12,320,524	$11,408,987	$911,537	8.0%
Impact of inventory valuation adjustment (1)	73,224	—	73,224	0.6
Comparable gross profit adjusted for Certain Items (Non-GAAP)	$12,393,748	$11,408,987	$984,761	8.6%

Gross margin (GAAP)	17.95%	18.98%		-103 bps
Impact of inventory valuation adjustment (1)	0.11	—		11 bps
Comparable Gross margin adjusted for Certain Items (Non-GAAP)	18.06%	18.98%		-92 bps

Operating expenses (GAAP)	$9,981,489	$9,078,837	$902,652	9.9%
Impact of restructuring and transformational project costs (2)	(109,532)	(325,300)	215,768	66.3
Impact of acquisition-related costs (3)	(139,173)	(77,832)	(61,341)	(78.8)
Impact of bad debt reserve adjustments (4)	27,999	—	27,999	NM
Comparable operating expenses adjusted for Certain Items (Non-GAAP)	$9,760,783	$8,675,705	$1,085,078	12.5%

Operating income (GAAP)	$2,339,035	$2,330,150	$8,885	0.4%
Impact of inventory valuation adjustment (1)	73,224	—	73,224	NM
Impact of restructuring and transformational project costs (2)	109,532	325,300	(215,768)	(66.3)
Impact of acquisition-related costs (3)	139,173	77,832	61,341	78.8
Impact of bad debt reserve adjustments (4)	(27,999)	—	(27,999)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$2,632,965	$2,733,282	$(100,317)	(3.7)%

Interest expense (GAAP)	$623,643	$360,423	$263,220	73.0%
Impact of loss on extinguishment of debt	(115,603)	—	(115,603)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$508,040	$360,423	$147,617	41.0%

Other income (GAAP)	$(31,381)	$(36,109)	$4,728	13.1%
Impact of gain on sale of Iowa Premium (5)	—	66,309	(66,309)	NM
Impact of other non-routine gains and losses	2,057	—	2,057	NM
Other income (expense) adjusted for Certain Items (Non-GAAP)	$(29,324)	$30,200	$(59,524)	(197.1)%

Net earnings (GAAP)	$1,358,768	$1,674,271	$(315,503)	(18.8)%
Impact of inventory valuation adjustment (1)	73,224	—	73,224	NM
Impact of restructuring and transformational project costs (2)	109,532	325,300	(215,768)	(66.3)
Impact of acquisition-related costs (3)	139,173	77,832	61,341	78.8
Impact of bad debt reserve adjustments (4)	(27,999)	—	(27,999)	NM
Impact of loss on extinguishment of debt	115,603	—	115,603	NM
Impact of gain on sale of Iowa Premium (5)	—	(66,309)	66,309	NM
Impact of other non-routine gains and losses	(2,057)	—	(2,057)	NM
Tax impact of inventory valuation adjustment (6)	(18,902)	—	(18,902)	NM
Tax impact of restructuring and transformational project costs (6)	(28,274)	(81,722)	53,448	65.4
Tax impact of acquisition-related costs (6)	(35,926)	(19,553)	(16,373)	(83.7)
Tax impact of bad debt reserves adjustments (6)	7,228	—	7,228	NM
Tax impact of loss on extinguishment of debt (6)	(29,841)	—	(29,841)	NM
Tax impact of gain on sale of Iowa Premium (6)	—	18,119	(18,119)	NM
Tax impact of other non-routine gains and losses (6)	531	—	531	NM
Impact of adjustments to uncertain tax positions	12,000	—	12,000	NM

	2022	2019	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Impact of foreign tax credit benefit	—	(95,067)	95,067	NM
Impact of France, U.K. and Sweden tax law changes	—	6,464	(6,464)	NM
Impact of US transition tax	—	17,516	(17,516)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,673,060	$1,856,851	$(183,791)	(9.9)%

Diluted earnings per share (GAAP)	$2.64	$3.20	$(0.56)	(17.5)%
Impact of inventory valuation adjustment (1)	0.14	—	0.14	NM
Impact of restructuring and transformational project costs (2)	0.21	0.62	(0.41)	(66.1)
Impact of acquisition-related costs (3)	0.27	0.15	0.12	80.0
Impact of bad debt reserve adjustments (4)	(0.05)	—	(0.05)	NM
Impact of loss on extinguishment of debt	0.22	—	0.22	NM
Impact of gain on sale of Iowa Premium (5)	—	—	—	NM
Tax impact of inventory valuation adjustment (6)	(0.04)	—	(0.04)	NM
Tax impact of restructuring and transformational project costs (6)	(0.06)	(0.16)	0.10	62.5
Tax impact of acquisition-related costs (6)	(0.07)	(0.04)	(0.03)	(75.0)
Tax impact of bad debt reserves adjustments (6)	0.01	—	0.01	NM
Tax impact of loss on extinguishment of debt (6)	(0.06)	—	(0.06)	NM
Tax impact of gain on sale of Iowa Premium (6)	—	0.03	(0.03)	NM
Impact of adjustments to uncertain tax positions	0.02	—	0.02	NM
Impact of foreign tax credit benefit	—	(0.18)	0.18	NM
Impact of France, U.K. and Sweden tax law changes	—	0.01	(0.01)	NM
Impact of US transition tax	—	0.03	(0.03)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	$3.25	$3.55	$(0.30)	(8.5)%

(1)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)	Fiscal 2022 includes $61 million related to restructuring charges, severance and facility closure charges and $49 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2019 includes $151 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy, of which $18 million related to accelerated depreciation related to software that was being replaced, and $174 million related to severance, restructuring and facility closure charges in Europe, Canada and at our Global Support Center, of which $61 million related to our France restructuring as part of our integration of Brake France and Davigel into Sysco France.
(3)	Fiscal 2022 includes $106 million of intangible amortization expense and $33 million in acquisition and due diligence costs. Fiscal 2019 includes $77 million of intangible amortization expense and $1 million related to integration costs.
(4)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	Represents a gain on sale from disposition of a business, Iowa Premium.
(6)	The tax impact of adjustments for Certain Items is calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.
(7)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented (dollars in thousands):

	2022	2021	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Sales (GAAP)	$48,520,562	$35,724,843	$12,795,719	35.8%
Gross profit (GAAP)	9,196,133	7,008,687	2,187,446	31.2%
Gross margin (GAAP)	18.95%	19.62%		-67 bps

Operating expenses (GAAP)	$6,023,357	$4,552,123	$1,471,234	32.3%
Impact of restructuring and transformational project costs	(1,162)	(4,056)	2,894	71.4
Impact of acquisition-related costs (1)	(36,207)	—	(36,207)	NM
Impact of bad debt reserve adjustments (2)	20,765	143,036	(122,271)	(85.5)
Operating expenses adjusted for Certain Items (Non-GAAP)	$6,006,753	$4,691,103	$1,315,650	28.0%

Operating income (GAAP)	$3,172,776	$2,456,564	$716,212	29.2%
Impact of restructuring and transformational project costs	1,162	4,056	(2,894)	(71.4)
Impact of acquisition-related costs (1)	36,207	—	36,207	NM
Impact of bad debt reserve adjustments (2)	(20,765)	(143,036)	122,271	85.5
Operating income adjusted for Certain Items (Non-GAAP)	$3,189,380	$2,317,584	$871,796	37.6%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$11,787,449	$8,350,638	$3,436,811	41.2%
Impact of currency fluctuations (3)	180,562	—	180,562	2.1
Comparable sales using a constant currency basis (Non-GAAP)	$11,968,011	$8,350,638	$3,617,373	43.3%

Gross profit (GAAP)	$2,377,093	$1,645,448	$731,645	44.5%
Impact of currency fluctuations (3)	50,724	—	50,724	3.0
Comparable gross profit using a constant currency basis (Non-GAAP)	$2,427,817	$1,645,448	$782,369	47.5%

Gross margin (GAAP)	20.17%	19.70%		47 bps
Impact of currency fluctuations (3)	0.12%	—%		12 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.29%	19.70%		59 bps

Operating expenses (GAAP)	$2,274,787	$1,877,851	$396,936	21.1%
Impact of restructuring and transformational project costs (4)	(59,740)	(66,147)	6,407	9.7
Impact of acquisition-related costs (5)	(78,062)	(73,673)	(4,389)	(6.0)
Impact of bad debt reserve adjustments (2)	7,236	36,214	(28,978)	(80.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,144,221	1,774,245	369,976	20.9
Impact of currency fluctuations (3)	50,908	—	50,908	2.8
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,195,129	$1,774,245	$420,884	23.7%

Operating income (loss) (GAAP)	$102,306	$(232,403)	$334,709	144.0%
Impact of restructuring and transformational project costs (4)	59,740	66,147	(6,407)	(9.7)
Impact of acquisition-related costs (5)	78,062	73,673	4,389	6.0
Impact of bad debt reserve adjustments (2)	(7,236)	(36,214)	28,978	80.0
Operating income (loss) adjusted for Certain Items (Non-GAAP)	232,872	(128,797)	361,669	280.8
Impact of currency fluctuations (3)	3,530	—	3,530	2.7
Comparable operating income (loss) adjusted for Certain Items using a constant currency basis (Non-GAAP)	$236,402	$(128,797)	$365,199	283.5%

SYGMA
Sales (GAAP)	$7,245,824	$6,498,601	$747,223	11.5%

	2022	2021	Change in Dollars	% Change
Gross profit (GAAP)	576,280	554,014	22,266	4.0%
Gross margin (GAAP)	7.95%	8.53%		-58 bps

Operating expenses (GAAP)	$579,926	$501,360	$78,566	15.7%
Impact of restructuring and transformational project costs	—	(7)	7	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$579,926	$501,353	$78,573	15.7%

Operating (loss) income (GAAP)	$(3,646)	$52,654	$(56,300)	(106.9)%
Impact of restructuring and transformational project costs	—	7	(7)	NM
Operating (loss) income adjusted for Certain Items (Non-GAAP)	$(3,646)	$52,661	$(56,307)	(106.9)%

OTHER
Sales (GAAP)	$1,082,311	$723,761	$358,550	49.5%
Gross profit (GAAP)	248,125	160,394	87,731	54.7%
Gross margin (GAAP)	22.93%	22.16%		77 bps

Operating expenses (GAAP)	$230,718	$160,790	$69,928	43.5%
Impact of restructuring and transformational project costs	—	(956)	956	NM
Impact of bad debt reserve adjustments (2)	(2)	5,563	(5,565)	(100.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$230,716	$165,397	$65,319	39.5%

Operating income (loss) GAAP	$17,407	$(396)	$17,803	NM
Impact of restructuring and transformational project costs	—	956	(956)	NM
Impact of bad debt reserve adjustments (2)	2	(5,563)	5,565	100.0
Operating income (loss) adjusted for Certain Items (Non-GAAP)	$17,409	$(5,003)	$22,412	NM

GLOBAL SUPPORT CENTER
Gross loss (GAAP)	$(77,107)	$(11,794)	$(65,313)	NM
Impact of inventory valuation adjustment (6)	73,224	—	73,224	NM
Comparable gross profit (loss) adjusted for Certain Items (Non-GAAP)	$(3,883)	$(11,794)	$7,911	67.1%

Operating expenses (GAAP)	$872,701	$827,383	$45,318	5.5%
Impact of restructuring and transformational project costs (7)	(48,631)	(57,021)	8,390	14.7
Impact of acquisition-related costs (8)	(24,904)	(5,867)	(19,037)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$799,166	$764,495	$34,671	4.5%

Operating loss (GAAP)	$(949,808)	$(839,177)	$(110,631)	(13.2)%
Impact of inventory valuation adjustment (6)	73,224	—	73,224	NM
Impact of restructuring and transformational project costs (7)	48,631	57,021	(8,390)	(14.7)
Impact of acquisition-related costs (8)	24,904	5,867	19,037	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(803,049)	$(776,289)	$(26,760)	(3.4)%

(1)	Fiscal 2022 includes intangible amortization expense and acquisition costs.
(2)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
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

	2022	2021	Change in Dollars	% Change
Net earnings (GAAP)	$1,358,768	$524,209	$834,559	159.2%
Interest (GAAP)	623,643	880,137	(256,494)	(29.1)
Income taxes (GAAP)	388,005	60,519	327,486	NM
Depreciation and amortization (GAAP)	772,881	737,916	34,965	4.7
EBITDA (Non-GAAP)	3,143,297	2,202,781	940,516	42.7
Less 1 week fourth quarter EBITDA	—	(55,615)	55,615	3.7
EBITDA using a 52 week basis (Non-GAAP)	$3,143,297	$2,147,166	$996,131	46.4%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$73,224	$—	$73,224	NM
Impact of restructuring and transformational project costs (2)	108,148	120,693	(12,545)	(10.4)
Impact of acquisition-related costs (3)	32,738	5,867	26,871	NM
Impact of bad debt reserve adjustments (4)	(27,999)	(184,813)	156,814	84.9
Impact of other non-routine gains and losses	(2,057)	10,460	(12,517)	(119.7)
EBITDA adjusted for Certain Items (Non-GAAP)(5)	3,327,351	2,154,988	1,172,363	54.4
Less 1 week fourth quarter adjusted EBITDA	—	(55,793)	55,793	4.1
EBITDA adjusted for Certain Items using a 52 week basis (Non-GAAP)	$3,327,351	$2,099,195	$1,228,156	58.5%

(1)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(3)	Fiscal 2022 includes acquisition and due diligence costs.
(4)	Fiscal 2022 and fiscal 2021 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $7 million and $15 million or non-cash stock compensation expense of $122 million and $96 million for fiscal 2022 and fiscal 2021, respectively.
NM represents that the percentage change is not meaningful.

	2022	2019	Change in Dollars	% Change
Net earnings (GAAP)	$1,358,768	$1,674,271	$(315,503)	(18.8)%
Interest (GAAP)	623,643	360,423	263,220	73.0
Income taxes (GAAP)	388,005	331,565	56,440	17.0
Depreciation and amortization (GAAP)	772,881	763,935	8,946	1.2
EBITDA (Non-GAAP)	$3,143,297	$3,130,194	$13,103	0.4%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$73,224	$—	$73,224	NM
Impact of restructuring and transformational project costs (2)	108,148	286,022	(177,874)	(62.2)
Impact of acquisition-related costs (3)	32,738	1,308	31,430	NM
Impact of bad debt reserve adjustments (4)	(27,999)	—	(27,999)	NM
Impact of gain on sale of Iowa Premium (5)	—	(66,309)	66,309	NM
Impact of other non-routine gains and losses	(2,057)	—	(2,057)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (6)	$3,327,351	$3,351,215	$(23,864)	(0.7)%

(1)	Represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)	Fiscal 2022 and fiscal 2019 include charges related to restructuring, severance, and facility closures, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.
(3)	Fiscal 2022 includes acquisition and due diligence costs. Fiscal 2019 represents acquisition costs.
(4)	Fiscal 2022 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	Represents a gain on sale from disposition of a business, Iowa Premium
(6)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $7 million and $7 million or non-cash stock compensation expense of $122 million and $105 million for fiscal 2022 and fiscal 2019, respectively.
NM represents that the percentage change is not meaningful.

Impact of 14th Week on Case Growth

	13-Week Period Ended Jul. 2, 2022	Impact of 14th Week (1)	14-Week Period Ended Jul. 3, 2021	52-Week Period Ended Jul. 2, 2022	Impact of 14th Week (1)	53-Week Period Ended Jul. 3, 2021
Case Growth:
U.S. Broadline	(2.1)%	7.5%	5.4%	15.4%	2.5%	17.9%

(1)	In Fiscal 2021, the fourth quarter included 14 weeks, and the year included 53 weeks.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from fiscal 2022 to fiscal 2021:
•Cash flows from operations were $1.8 billion in fiscal 2022, compared to $1.9 billion in fiscal 2021;
•Net capital expenditures totaled $608.7 million in fiscal 2022, compared to $411.5 million in fiscal 2021;
•Free cash flow was $1.2 billion in fiscal 2022, compared to $1.5 billion in fiscal 2021 (see “Cash Flows – Free Cash Flow – Non-GAAP Reconciliation” below for an explanation of this non-GAAP financial measure);
•Cash used for acquisition of businesses was $1.3 billion in fiscal 2022;
•There was no significant bank or commercial paper activity in fiscal 2022, compared to $826.2 million of bank and commercial paper repayments, net in fiscal 2021;
•Dividends paid were $958.9 million in fiscal 2022, compared to $917.6 million in fiscal 2021; and
•Cash paid for treasury stock repurchases was $499.8 million in fiscal 2022, compared to none in fiscal 2021.

We repaid senior notes in the amount of $1.7 billion and issued an aggregate of $1.3 billion in new senior notes in fiscal 2022.

As of July 2, 2022, there were no borrowings outstanding under our long-term revolving credit facility. As of August 9, 2022, the company has approximately $3.2 billion in cash and available liquidity.

In fiscal 2020, in order to ensure our liquidity in response to the COVID-19 pandemic, we significantly increased our cash balances using short and long-term borrowings and ended the year with $6.1 billion in cash. With an improved operating environment in fiscal 2021, we paid down $3.4 billion of debt and ended the year with $3.0 billion in cash. In fiscal 2022, we returned to more normal levels of cash, with $867.1 million on the balance sheet at the end of the fiscal year. As described above, our uses of cash during the year included business acquisitions, dividends, share repurchases and senior note redemptions.

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. Sysco’s strategic objectives include continuous investment in our business; these investments are funded primarily by cash from operations and, to a lesser extent, external borrowings. Traditionally, our operations have produced significant cash flow and, due to our strong financial position, we believe that we will continue to be able to effectively access capital markets, as needed. Cash generated from operations is generally allocated to:

•working capital-investments;
•capital investments in facilities, systems, fleet, other equipment and technology;
•acquisitions consistent with our growth strategy;
•debt repayments;
•cash dividends; and
•share repurchases.

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

We continue to be in a strong financial position based on our balance sheet and operating cash flows; however, our liquidity and capital resources can be influenced by macro-economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as actively working with customers to receive payments on receivables, optimizing inventory levels and maximizing payment terms with vendors, have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to mitigate any unfavorable impact on our cash flows from operations arising from macro-economic trends and conditions.

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

As of July 2, 2022, we had $867.1 million in cash and cash equivalents, approximately 49% of which was held by our international subsidiaries and generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries, and when interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive) must maintain a sufficient level of liquidity to fund future reserve payments. As of July 2, 2022, the Captive held $119.9 million of fixed income marketable securities and $64.3 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $19.3 million in marketable securities in fiscal 2022 and received $16.6 million in proceeds from the sale of marketable securities in that period.

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

•Purchase and Other Obligations – Purchase obligations include agreements for purchases of product in the normal course of business for which all significant terms have been confirmed, including minimum quantities resulting from our category management process. Such amounts are based on estimates. Purchase obligations also include amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2027. See discussion under Note 20, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

•Other Liabilities – These include other long-term liabilities reflected in our Consolidated Balance Sheets as of July 2, 2022, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.

•Contingent Consideration – Certain acquisitions involve contingent consideration, typically payable only if certain operating results are attained or certain outstanding contingencies are resolved. See Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8 for aggregate contingent consideration amounts outstanding as of July 2, 2022.

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

Cash Flows

Operating Activities

We generated $1.8 billion in cash flows from operations in fiscal 2022, compared to cash flows from operations of $1.9 billion in fiscal 2021. In fiscal 2022, these amounts included year-over-year unfavorable comparisons on working capital due to investment in volume growth that resulted from business recovery and the Recipe for Growth as well as accrued income taxes, partially offset by higher operating results and a favorable comparison on accrued expenses.

Changes in working capital had a negative impact of $1.1 billion on cash flow from operations period-over-period. With rising sales and profitability, accounts receivable and inventory increased in fiscal 2022, partially offset by an increase in accounts payable.

Income taxes negatively impacted cash flow from operations, as our payments increased commensurate with increased earnings in fiscal 2022.

Accrued expenses was a positive comparison, primarily from favorable comparisons of accrued interest, accrued payroll, incentive payment accruals, and customer rebate payments resulting from an increase in volume purchase incentives earned by our customers, as sales volumes increased through fiscal 2022.

Investing Activities

Fiscal 2022 and Fiscal 2021 capital expenditures included:

•buildings and building improvements;
•investments in technology;
•warehouse equipment; and
•fleet replacements.

Our capital expenditures in fiscal 2022 were $162.1 million higher than in fiscal 2021, as we made investments to advance our Recipe for Growth strategy.

During fiscal 2022, we paid $1.3 billion, net of cash acquired, for acquisitions. There were no acquisitions made in fiscal 2021.

Free Cash Flow

Our free cash flow for fiscal 2022 decreased by $309.7 million, to $1.2 billion, as compared to fiscal 2021, principally as a result of a decrease in cash flows from operations due to investments in working capital and a year-over-year increase in capital expenditures.

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

	2022	2021	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,791,286	$1,903,842	$(112,556)	(5.9)%
Additions to plant and equipment	(632,802)	(470,676)	(162,126)	34.4
Proceeds from sales of plant and equipment	24,144	59,147	(35,003)	(59.2)
Free Cash Flow (Non-GAAP)	$1,182,628	$1,492,313	$(309,685)	(20.8)%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $128.2 million and $130.4 million in fiscal 2022 and fiscal 2021, respectively. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have traditionally engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased 6,698,991 shares for $499.8 million during fiscal 2022. As of July 2, 2022, we had a remaining authorization of approximately $4.5 billion. We repurchased 3,099,268 additional shares for $267.7 million under our authorization through August 9, 2022.

We have made dividend payments to our shareholders in each fiscal year since our company’s inception. Dividends paid in fiscal 2022 were $958.9 million, or $1.88 per share, as compared to $917.6 million, or $1.80 per share, in fiscal 2021. In April 2022, we declared our regular quarterly dividend for the fourth quarter of fiscal 2022 of $0.49 per share, a $0.02 per share increase from the prior quarter, which was paid in July 2022.

In August 2021, we filed a universal shelf registration statement with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 9, 2022, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. Our outstanding borrowings at July 2, 2022, and repayment activity since the end of fiscal 2022 are disclosed within those notes. Updated amounts at August 9, 2022, include:

•No outstanding borrowings from the credit facility supporting our U.S. commercial paper program; and
•$259.0 million outstanding borrowings under our U.S. commercial paper program.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 1.35% for fiscal 2022 and 0.97% for fiscal 2021.

In the next 12 months, $517.8 million of long-term debt will mature. We expect to repay these senior notes in the fourth quarter of fiscal 2023.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. As of August 9, 2022, Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa1 and a ratings outlook of “stable.” Standard & Poor’s has assigned us an unsecured debt credit rating of BBB and a ratings outlook of “stable.” Fitch Ratings Inc. has assigned us an unsecured debt credit rating of BBB and a ratings outlook of “negative.” A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of August 9, 2022, the company had approximately $3.2 billion in cash and available liquidity.

On April 29, 2022, Sysco entered into a long-term revolving credit facility to replace its previous $2.0 billion facility. The new facility includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. The new facility includes a covenant, among others, requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The new revolving credit facility expires on April 29, 2027. As of July 2, 2022, Sysco was in compliance with all of its debt covenants, and the company expects to remain in compliance through the next twelve months.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. A list of the current guarantors is included in Exhibit 22 to this Form 10-K. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s now $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries, as discussed in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. As of July 2, 2022, Sysco had a total of $10.0 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility.

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

Basis of Preparation of the Summarized Financial Information

The summarized financial information of Sysco Corporation (issuer), and certain wholly owned U.S. Broadline subsidiaries (guarantors) (together, the obligor group) is presented on a combined basis with intercompany balances and transactions between entities in the obligor group eliminated. Investments in and equity in the earnings of our non-guarantor subsidiaries, which are not members of the obligor group, have been excluded from the summarized financial information. The obligor group’s amounts due to, amounts due from and transactions with non-guarantor subsidiaries have been presented in separate line items, if they are material to the obligor financials. The following table includes summarized financial information of the obligor group for the periods presented.

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Jul. 2, 2022
(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$264,378
Current assets	5,658,972
Total current assets	$5,923,350
Notes receivable from non-obligor subsidiaries	$91,067
Other noncurrent assets	3,910,951
Total noncurrent assets	$4,002,018

LIABILITIES
Payables due to non-obligor subsidiaries	$62,441
Other current liabilities	2,765,756
Total current liabilities	$2,828,197
Notes payable to non-obligor subsidiaries	$315,753
Long-term debt	9,501,842
Other noncurrent liabilities	1,190,177
Total noncurrent liabilities	$11,007,772

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	2022
(In thousands)
Sales	$43,703,043
Gross profit	7,876,901
Operating income	2,349,666
Interest expense from non-obligor subsidiaries	30,836
Net earnings	1,346,544

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

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to the goodwill and intangible assets, allowance for doubtful accounts, income taxes, company-sponsored pension plans and inventory valuation.

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

Certain reporting units have a greater proportion of goodwill recorded to estimated fair value as compared to the U.S. Broadline, Canada Broadline or SYGMA reporting units. This is primarily due to these businesses having been more recently acquired, and as a result there has been less history of organic growth than in the U.S. Broadline, Canadian Broadline and SYGMA reporting units. As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn. In the annual fiscal 2022 assessment, all reporting units were concluded to have a fair value that exceeded book value by at least 30%.

The company estimated the fair value of these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusions as of July 2, 2022 for the reporting units are highly sensitive to changes in the assumptions used in the income approach, which include forecasted revenues, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is therefore determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, uncertainty around the ongoing impact of the COVID-19 pandemic, and the timing and success of the implementation of current strategic initiatives.

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. The impact of the recovery from the COVID-19 pandemic may change our mix of earnings by jurisdiction and has increased the risk that carryforward attributes, such as operating losses, may occur within certain of our jurisdictions that could lead to the recognition of valuation allowances against certain deferred tax assets in the future, if these losses are prolonged beyond our current expectations. This would negatively impact our income tax expense, net earnings, and balance sheet.

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

The expected long-term rate of return on plan assets of the U.S. Retirement Plan is 4.50% for fiscal 2022, consistent with fiscal 2021. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the U.S. Retirement Plan is 4.50% for fiscal 2023, as our long-term rate of return remains the same as fiscal 2022. A 25 basis point increase (decrease) in the assumed rate of return in the Plan for fiscal 2023 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2023 by approximately $9.0 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 2, 2022 was a charge, net of tax, of $1.0 billion, driven by an increase in the discount rates and a decline in expected return on assets. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 3, 2021 was a charge, net of tax, of $1.1 billion.

Allowance for Doubtful Accounts

Sysco determines the past due status of trade receivables based on contractual terms with each customer and evaluates the collectability of accounts receivable to determine an appropriate allowance for credit losses on trade receivables. To calculate an allowance for credit losses, the company estimates uncollectible amounts based on historical loss experience, including those experienced during times of local and regional disasters, the COVID-19 pandemic, current conditions and collection rates, and expectations regarding future losses.

In the third and fourth quarters of fiscal 2020, the company experienced an increase in past due receivables and recognized additional bad debt charges on its trade receivables that were outstanding at the time the pandemic caused closures among our customers in mid-March 2020. These receivables were all created in fiscal 2020 and are referred to as pre-pandemic receivables. In fiscal 2022, we recorded a net credit to the provision for losses on receivables totaling $15.5 million, which reflects a benefit on the reduction of our allowance for pre-pandemic receivable balances, as we have made excellent progress on obtaining payments from our customers. We continue to work with our customers to collect past due balances, including through the use of payment plans. Our balance for the allowance of doubtful accounts as of July 2, 2022 was $70.8 million. Our judgment is required as to the impact of certain of these items and other factors as to ultimate realization of our accounts receivable.

Inventory Valuation

Inventories consisting primarily of finished goods include food and related products and lodging products held for sale and are valued at the lower of cost (first-in, first-out method) and net realizable value. Inventory balances are adjusted for slow-moving, excess, and obsolete inventories. Inventory valuation reserves require certain management estimates and judgments which may significantly affect the ending inventory valuation. We estimate our reserves based on the consideration of a variety of factors, including but not limited to, current economic conditions and business trends, seasonal demand, future merchandising strategies and the age of our products.

We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves. We believe that we have sufficient current and historical knowledge to record reasonable estimates, and the risk of inventory obsolescence is largely mitigated because of the speed with which our inventory typically turns. However, these assumptions are inherently uncertain and require estimation and judgment and are subject to change. During fiscal year 2022, the change in our inventory valuation reserve was not material to our results of operations or balance sheet.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continues,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. Examples of forward-looking statements include, but are not limited to, statements about:

•the effect, impact, potential duration or other implications of the COVID-19 pandemic and any expectations we may have with respect thereto, including our ability to withstand and recover from the crisis;
•our expectations of an improving market over the course of fiscal 2023;
•our expectations regarding the ability of our supply chain and facilities to remain in place and operational;
•our plans regarding our transformation initiatives and the expected effects from such initiatives, including the Sysco Driver Academy;
•statements regarding uncollectible accounts, including that if collections continue to improve, additional reductions in bad debt expense could occur;
•our expectations that our Recipe for Growth strategy will allow us to better serve our customers and differentiate Sysco from our competition;
•our expectations regarding our fiscal 2023 sales and our rate of sales growth in fiscal 2023 and the three years of our long-range plan;
•our expectations regarding the impact of inflation on sales, gross margin rates and gross profit dollars;
•our expectations regarding gross margins in fiscal 2023;
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
•our expectations regarding the use and investment of remaining cash generated from operations;
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
•our expectations regarding real sales growth in the U.S. foodservice market and trends in produce markets;
•our expectations regarding the calculation of adjusted return on invested capital, adjusted operating income, adjusted net earnings and adjusted diluted earnings per share;
•our expectations regarding the impact of future Certain Items on our projected future non-GAAP and GAAP results;
•our expectations regarding our effective tax rate in fiscal 2023;
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
•the expected redemption of $517.8 million of debt maturing in the next 12 months;
•our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those within Part I, Item 1A of this document:

•the impact and effects of public health crises, pandemics and epidemics, such as the recent outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations;
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
•risks related to unfavorable conditions in the Americas and Europe and the impact on our results of operations and financial condition;
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

At July 2, 2022, there were no commercial paper issuances outstanding under our U.S. commercial paper program. Total debt as of July 2, 2022 was $10.6 billion, of which approximately 95% was at fixed rates of interest, including the impact of our interest rate swap agreements.

At July 3, 2021, there were no commercial paper issuances outstanding under our U.S. commercial paper program. Total debt as of July 3, 2021 was $11.1 billion, of which approximately 90% was at fixed rates of interest, including the impact of our interest rate swap agreements.

Details of our outstanding swap agreements as of July 2, 2022 are below:

Maturity Date of Swap	Notional Value	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
June 23, 2023	€500,000,000	1.25	Three-month EURIBOR	Every three months in advance	Current maturities of long-term debt	$(2,820)

We receive or pay amounts on these interest rate swap agreements on a semi-annual basis.

The following tables present our interest rate position as of July 2, 2022. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 2, 2022
	Principal Amount by Expected Maturity
	Average Interest Rate
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Dollars in thousands)
U.S. Dollar Denominated:
Fixed Rate Debt	$—	$—	$—	$750,000	$1,043,176	$7,788,879	$9,582,055	$9,300,127
Average Interest Rate	—%	—%	—%	3.75%	3.46%	4.67%	4.47%
Euro Denominated:
Floating Rate Debt (1)	$521,398	$—	$—	$—	$—	$—	$521,398	$517,263
Average Interest Rate	1.25%	—%	—%	—%	—%	—%	1.25%
Canadian Dollar Denominated:
Fixed Rate Debt	$—	$—	$386,877	$—	$—	$—	$386,877	$378,091
Average Interest Rate	—%	—%	3.65%	—%	—%	—%	3.65%

(1)	Includes fixed rate debt that has been converted to floating rate debt through an interest rate swap agreement.

	Interest Rate Position as of July 2, 2022
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$521,398	$—	$—	$—	$—	$—	$521,398	$(2,820)
Average Variable Rate Paid:
Rate A Plus	1.10%	—%	—%	—%	—%	—%	1.10%
Fixed Rate Received	1.25%	—%	—%	—%	—%	—%	1.25%
Rate A – three-month EURIBOR

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our largest currency exposures are with Canadian dollars, British pound sterling and Euro currencies. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The exchange rates used to translate our foreign sales into U.S. dollars negatively affected sales by 0.3% in fiscal 2022 when compared to fiscal 2021. The exchange rate used to translate our foreign sales into U.S. dollars positively affected sales by 0.9% in fiscal 2021 when compared to fiscal 2020. The impact to our operating income, net earnings and earnings per share was not material in fiscal 2022 or fiscal 2021. A 10% unfavorable change in the fiscal 2022 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively affected fiscal 2022 sales by 1.9% and would not have materially affected our operating income, net earnings and earnings per share. We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

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

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during fiscal 2022, fiscal 2021 and fiscal 2020.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of July 2, 2022, we had diesel fuel swaps with a total notional amount of approximately 52 million gallons through June 2024. These swaps are expected to lock in the price of approximately 80% of our bulk fuel purchases for fiscal 2023, or 60% of our total projected fuel purchase needs for fiscal 2023. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $8.0 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our U.S. Retirement Plan holds various investments, including public and private equity, fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored retirement plans at the plans’ fiscal year end (December 31, 2021) would not have a material impact on our anticipated future contributions for fiscal 2023; however, such an unfavorable change would increase our pension expense for fiscal 2023 by $30.1 million and would reduce our shareholders’ equity on our balance sheet as of July 2, 2022 by $363.3 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of July 2, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of July 2, 2022, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of July 2, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sysco Corporation and its Consolidated Subsidiaries’ (the “Company”) internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sysco Corporation and Consolidated Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated August 25, 2022, expressed an unqualified opinion thereon.

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
August 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysco Corporation and its Consolidated Subsidiaries (the “Company”) as of July 2, 2022 and July 3, 2021, the related consolidated results of operations, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended July 2, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 2, 2022 and July 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 25, 2022 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At July 2, 2022, the Company’s goodwill was $4.5 billion. As discussed in Note 1 of the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually unless there are indications of impairment at other points throughout the fiscal year.

Auditing management’s impairment tests for goodwill is complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates of two reporting units were more sensitive to changes in significant assumptions including changes in projected cash flows, weighted average cost of capital, and terminal growth rates. All of these assumptions are sensitive to and affected by expected future market or economic conditions and company-specific qualitative factors.

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

Houston, Texas
August 25, 2022

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Jul. 2, 2022	Jul. 3, 2021
ASSETS
Current assets
Cash and cash equivalents	$867,086	$3,007,123
Accounts receivable, less allowances of $70,790 and $117,695	4,838,912	3,781,510
Inventories	4,437,498	3,695,219
Prepaid expenses and other current assets	303,789	240,956
Income tax receivable	35,934	8,759
Total current assets	10,483,219	10,733,567
Plant and equipment at cost, less accumulated depreciation	4,456,420	4,326,063
Other long-term assets
Goodwill	4,542,315	3,944,139
Intangibles, less amortization	952,683	746,073
Deferred income taxes	377,604	352,523
Operating lease right-of-use assets, net	723,297	709,163
Other assets	550,150	602,011
Total other long-term assets	7,146,049	6,353,909
Total assets	$22,085,688	$21,413,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,752,958	$4,884,781
Accrued expenses	2,270,753	1,814,837
Accrued income taxes	40,042	22,644
Current operating lease liabilities	105,690	102,659
Current maturities of long-term debt	580,611	494,923
Total current liabilities	8,750,054	7,319,844
Long-term liabilities
Long-term debt	10,066,931	10,588,184
Deferred income taxes	250,171	147,066
Long-term operating lease liabilities	636,417	634,481
Other long-term liabilities	967,907	1,136,480
Total long-term liabilities	11,921,426	12,506,211
Noncontrolling interest	31,948	34,588
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,766,305	1,619,995
Retained earnings	10,539,722	10,151,706
Accumulated other comprehensive loss	(1,482,054)	(1,148,764)
Treasury stock at cost, 256,531,543 and 253,342,595 shares	(10,206,888)	(9,835,216)
Total shareholders’ equity	1,382,260	1,552,896
Total liabilities and shareholders’ equity	$22,085,688	$21,413,539

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except for share and per share data)

	Year Ended
	Jul. 2, 2022	Jul. 3, 2021	Jun. 27, 2020
	(In thousands except for share and per share data)
Sales	$68,636,146	$51,297,843	$52,893,310
Cost of sales	56,315,622	41,941,094	42,991,646
Gross profit	12,320,524	9,356,749	9,901,664
Operating expenses	9,981,489	7,919,507	9,152,159
Operating income	2,339,035	1,437,242	749,505
Interest expense	623,643	880,137	408,220
Other (income) expense, net	(31,381)	(27,623)	47,901
Earnings before income taxes	1,746,773	584,728	293,384
Income tax expense	388,005	60,519	77,909
Net earnings	$1,358,768	$524,209	$215,475

Net earnings:
Basic earnings per share	$2.66	$1.03	$0.42
Diluted earnings per share	2.64	1.02	0.42

Average shares outstanding	510,630,645	510,696,398	510,121,071
Diluted shares outstanding	514,005,827	513,555,088	514,025,974

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	Jul. 2, 2022	Jul. 3, 2021	Jun. 27, 2020
	(In thousands)
Net earnings	$1,358,768	$524,209	$215,475
Other comprehensive (loss) income:
Foreign currency translation adjustment	(461,425)	362,292	(112,215)
Items presented net of tax:
Amortization of cash flow hedges	8,624	8,812	8,620
Change in net investment hedges	53,930	(24,155)	43,529
Change in cash flow hedges	24,312	14,125	(7,257)
Amortization of prior service cost	296	548	5,712
Amortization of actuarial loss	59,118	46,695	38,934
Actuarial gain (loss)	(8,758)	156,480	(92,743)
Change in marketable securities	(9,387)	(2,680)	4,268
Total other comprehensive (loss) income	(333,290)	562,117	(111,152)
Comprehensive income	$1,025,478	$1,086,326	$104,323

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
	(In thousands except for share data)
Balance as of June 29, 2019	765,174,900	$765,175	$1,457,419	$11,229,679	$(1,599,729)	252,297,926	$(9,349,941)	$2,502,603
Net earnings				215,475				215,475
Foreign currency translation adjustment					(112,215)			(112,215)
Amortization of cash flow hedges, net of tax					8,620			8,620
Change in cash flow hedges, net of tax					(7,257)			(7,257)
Change in net investment hedge, net of tax					43,529			43,529
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					44,646			44,646
Pension funded status adjustment, net of tax					(92,743)			(92,743)
Change in marketable securities, net of tax					4,268			4,268
Adoption of ASU 2016-02, Leases (Topic 842), net of tax				1,978				1,978
Dividends declared ($1.74 per common share)				(884,124)				(884,124)
Treasury stock purchases						11,030,287	(843,251)	(843,251)
Share-based compensation awards			49,482			(6,412,388)	227,602	277,084
Balance as of June 27, 2020	765,174,900	$765,175	$1,506,901	$10,563,008	$(1,710,881)	256,915,825	$(9,965,590)	$1,158,613
Net earnings				524,209				524,209
Foreign currency translation adjustment					362,292			362,292
Amortization of cash flow hedges, net of tax					8,812			8,812
Change in cash flow hedges, net of tax					14,125			14,125
Change in net investment hedges, net of tax					(24,155)			(24,155)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					47,243			47,243
Pension funded status adjustment, net of tax					156,480			156,480
Change in marketable securities, net of tax					(2,680)			(2,680)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), net of tax				(2,068)				(2,068)
Dividends declared ($1.82 per common share)				(933,443)				(933,443)
Share-based compensation awards			113,094			(3,573,230)	130,374	243,468
Balance as of July 3, 2021	765,174,900	$765,175	$1,619,995	$10,151,706	$(1,148,764)	253,342,595	$(9,835,216)	$1,552,896
Net earnings				1,358,768				1,358,768
Foreign currency translation adjustment					(461,425)			(461,425)
Amortization of cash flow hedges, net of tax					8,624			8,624
Change in cash flow hedges, net of tax					24,312			24,312
Change in net investment hedges, net of tax					53,930			53,930
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					59,414			59,414
Pension funded status adjustment, net of tax					(8,758)			(8,758)
Change in marketable securities, net of tax					(9,387)			(9,387)
Dividends declared ($1.90 per common share)				(970,752)				(970,752)
Treasury stock purchases						6,698,991	(499,839)	(499,839)
Increase in ownership interest in subsidiaries			(304)					(304)
Share-based compensation awards			146,614			(3,510,043)	128,167	274,781
Balance as of July 2, 2022	765,174,900	$765,175	$1,766,305	$10,539,722	$(1,482,054)	256,531,543	$(10,206,888)	$1,382,260

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended
	Jul. 2, 2022	Jul. 3, 2021	Jun. 27, 2020
Cash flows from operating activities:
Net earnings	$1,358,768	$524,209	$215,475
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	122,315	95,815	42,234
Depreciation and amortization	772,881	737,916	805,765
Operating lease asset amortization	108,052	113,906	108,376
Amortization of debt issuance and other debt-related costs	22,305	26,115	22,663
Deferred income taxes	(64,454)	(157,864)	(191,317)
Provision for losses on receivables	(15,494)	(152,740)	404,158
Loss on extinguishment of debt	115,603	293,897	—
Loss on sale of business	—	22,737	—
Goodwill impairment	—	—	203,206
Impairment of assets held for sale	—	—	55,942
Other non-cash items	(12,692)	(16,502)	(525)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(971,170)	(662,345)	915,717
(Increase) decrease in inventories	(708,610)	(551,405)	114,563
Decrease (increase) in prepaid expenses and other current assets	4,805	(32,577)	9,835
Increase (decrease) in accounts payable	810,451	1,459,222	(834,118)
Increase (decrease) in accrued expenses	423,429	167,181	(139,891)
Decrease in operating lease liabilities	(125,741)	(142,351)	(124,040)
(Decrease) increase in accrued income taxes	(9,775)	118,953	(102,678)
(Increase) decrease in other assets	(1,082)	18,822	20,666
(Decrease) increase in other long-term liabilities	(38,305)	40,853	92,649
Net cash provided by operating activities	1,791,286	1,903,842	1,618,680
Cash flows from investing activities:
Additions to plant and equipment	(632,802)	(470,676)	(720,423)
Proceeds from sales of plant and equipment	24,144	59,147	28,717
Acquisition of businesses, net of cash acquired	(1,281,137)	—	(142,780)
Purchase of marketable securities	(19,318)	(53,148)	(11,424)
Proceeds from sales of marketable securities	16,648	35,979	20,532
Other investing activities	14,259	—	69,071
Net cash used for investing activities	(1,878,206)	(428,698)	(756,307)
Cash flows from financing activities:
Bank and commercial paper (repayments) borrowings, net	—	(826,182)	616,657
Other debt borrowings including senior notes	1,248,207	1,484	6,783,562
Other debt repayments including senior notes	(494,585)	(2,003,135)	(1,119,232)
Redemption premiums and repayments for senior notes	(1,395,668)	(999,996)	—
Cash received from termination of interest rate swap agreements	23,127	—	—
Proceeds from stock option exercises	128,167	130,374	227,602
Stock repurchases	(499,825)	—	(844,699)
Dividends paid	(958,937)	(917,564)	(856,312)
Other financing activities	(37,384)	(13,209)	(87,778)
Net cash (used for) provided by financing activities	(1,986,898)	(4,628,228)	4,719,800
Effect of exchange rates on cash, cash equivalents and restricted cash	(31,906)	94,614	(18,848)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,105,724)	(3,058,470)	5,563,325
Cash, cash equivalents and restricted cash at beginning of period	3,037,100	6,095,570	532,245
Cash, cash equivalents and restricted cash at end of period	$931,376	$3,037,100	$6,095,570
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$498,349	$877,512	$325,308
Income taxes, net of refunds	450,148	103,547	376,609

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.  SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for approximately 700,000 customers from 333 distribution facilities located throughout North America and Europe.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended July 2, 2022 for fiscal 2022, a 53-week year ended July 3, 2021 for fiscal 2021 and a 52-week year ended June 27, 2020 for fiscal 2020. The company will have a 52-week year ending July 1, 2023 for fiscal 2023.

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

The company utilizes arrangements to sell portions of its trade accounts receivable to third-party financial institutions on a non-recourse basis. The arrangements meet the requirements for the receivables transferred to be accounted for as sales. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold, without recourse, under these arrangements were $3.6 billion and $3.0 billion for the fiscal years ended July 2, 2022 and July 3, 2021, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $51.0 million and $40.7 million at July 2, 2022 and July 3, 2021, respectively. Sysco continues to service the receivables post-transfer on a non-recourse basis with no participating interest. Transfers under these arrangements are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.

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

Inventory balances are adjusted for slow-moving, excess, and obsolete inventories. Inventory valuation reserves are estimated based on the consideration of a variety of factors, including but not limited to, current economic conditions and business trends, seasonal demand, future merchandising strategies and the age of our products.

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

For fiscal 2022, the company utilized a qualitative assessment for certain reporting units. For the remaining reporting units, Sysco performed a quantitative test using a combination of the income and market approaches. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

In the annual fiscal 2022 assessment, all reporting units were concluded to have a fair value that exceeded book value by at least 30%.

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

Investments in Corporate-Owned Life Insurance

Investments in Corporate-Owned Life Insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. Sysco has the ability and intent to hold certain of its COLI policies to maturity; therefore, the company does not record deferred tax balances related to cash surrender value gains or losses for these policies. The company invests in COLI policies relating to its executive deferred compensation plan and Supplemental Executive Retirement Plan (SERP). The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $162.3 million and $173.0 million at July 2, 2022 and July 3, 2021, respectively.

Treasury Stock

The company records treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) (AOCI).

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

Contract Balances

After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. We extend credit terms to some of our customers based on our assessment of each customer’s creditworthiness. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $4.6 billion and $3.5 billion as of July 2, 2022 and July 3, 2021, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of July 2, 2022, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $3.9 billion, $3.1 billion and $3.0 billion in fiscal 2022, 2021 and 2020, respectively.

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

The purchase price of the acquired entities is preliminarily allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition, with any excess of cost over the fair value of net assets acquired, including intangibles, recognized as goodwill. During the measurement period, up to twelve months from the date of acquisition, subsequent changes may be made to adjust the preliminarily amounts recognized at the acquisition date to their subsequently determined acquisition-date fair values.

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

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Balance Sheets:

	Jul. 2, 2022	Jul. 3, 2021	Jun. 27, 2020
	(In thousands)
Cash and cash equivalents	$867,086	$3,007,123	$6,059,427
Restricted cash (1)	64,290	29,977	36,143
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$931,376	$3,037,100	$6,095,570

(1)	Restricted cash primarily represents cash and cash equivalents of the Captive, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within Other assets in each consolidated balance sheet.

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

The company has substantially completed its assessment of the accounting required under Topic 832. Sysco does not expect that the implementation of the new standard will have a material effect on the company’s financial statements. The company will adopt the standard for fiscal 2023 on a prospective basis.

3. REVENUE

Disaggregation of Sales

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	Year Ended Jul. 2, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$9,640,877	$1,661,884	$1,966,644	$9	$13,269,414
Canned and dry products	8,810,968	2,406,899	733,832	10,577	11,962,276
Frozen fruits, vegetables, bakery and other	6,355,698	2,138,534	1,154,571	—	9,648,803
Poultry	5,718,662	994,648	976,863	—	7,690,173
Dairy products	4,919,936	1,257,021	582,749	—	6,759,706
Fresh produce	4,538,732	911,617	260,580	—	5,710,929
Paper and disposables	3,730,642	492,700	777,890	83,989	5,085,221
Seafood	2,599,281	458,939	156,430	—	3,214,650
Beverage products	1,073,033	473,923	528,883	82,957	2,158,796
Other (1)	1,132,733	991,284	107,382	904,779	3,136,178
Total Sales	$48,520,562	$11,787,449	$7,245,824	$1,082,311	$68,636,146

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	Year Ended Jul. 3, 2021
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$7,002,257	$1,147,809	$1,782,229	$—	$9,932,295
Canned and dry products	6,354,670	1,625,573	166,870	116	8,147,229
Frozen fruits, vegetables, bakery and other	4,771,288	1,618,027	1,126,020	—	7,515,335
Poultry	3,901,642	728,584	919,578	—	5,549,804
Dairy products	3,561,080	895,330	600,903	—	5,057,313
Paper and disposables	3,072,552	391,616	772,330	49,291	4,285,789
Fresh produce	3,077,074	637,376	284,092	—	3,998,542
Seafood	2,140,684	311,710	129,406	—	2,581,800
Beverage products	795,192	310,534	609,687	51,395	1,766,808
Other (1)	1,048,404	684,079	107,486	622,959	2,462,928
Total Sales	$35,724,843	$8,350,638	$6,498,601	$723,761	$51,297,843

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	Year Ended Jun. 27, 2020
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$7,276,675	$1,339,340	$1,509,375	$—	$10,125,390
Canned and dry products	6,603,902	1,940,506	121,646	—	8,666,054
Frozen fruits, vegetables, bakery and other	5,019,696	1,831,950	979,480	—	7,831,126
Dairy products	3,885,771	1,021,195	545,985	—	5,452,951
Poultry	3,749,786	718,753	774,629	—	5,243,168
Fresh produce	3,425,558	834,056	236,408	—	4,496,022
Paper and disposables	2,616,184	336,199	646,920	57,159	3,656,462
Seafood	2,186,208	407,179	102,082	—	2,695,469
Beverage products	940,534	413,315	540,545	68,393	1,962,787
Other (1)	1,069,832	829,697	98,856	765,496	2,763,881
Total Sales	$36,774,146	$9,672,190	$5,555,926	$891,048	$52,893,310

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

4.  ACQUISITIONS

During fiscal 2022, the company paid cash of $1.3 billion for several acquisitions. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of July 2, 2022, aggregate contingent consideration outstanding was $88.0 million, of which $87.0 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs (primarily forecasted future revenue streams for the acquisition) that are considered a Level 3 fair value measurement.

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

The purchase price was allocated based on the company’s preliminary estimated fair value of the assets acquired and liabilities assumed, as follows:

Preliminary Purchase Price Allocation
(In millions)
Accounts receivable, net	$72
Inventories	79
Plant and equipment	76
Goodwill and other intangibles (1)	717
Operating lease right-of-use assets	95
Other assets	2
Total assets	1,041
Accounts payable	(73)
Accrued expenses	(18)
Deferred tax liabilities	(35)
Operating lease liabilities	(49)
Other liabilities	(105)
Total consideration	$761

(1)
The excess purchase price of $717.5 million was assigned to goodwill and intangibles, a portion of which is deductible for income tax purposes. Goodwill of $492.0 million has been assigned to the U.S. Foodservice Operations reportable segment. Intangible assets include customer relationships of $116.0 million with a weighted average life of 8 years and trade names of $109.5 million with a weighted average life of 15 years. Amortization expense is being recognized on a straight-line basis and was $20.1 million for fiscal 2022.

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

Fiscal 2022 includes the results of operations of Greco for the period from August 12, 2021 to July 2, 2022. The results were not material to the consolidated results of the company for fiscal 2022.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of July 2, 2022 and July 3, 2021:

	Assets and Liabilities Measured at Fair Value as of Jul. 2, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$625,281	$10,007	$—	$635,288
Other assets (1)	64,290	—	—	64,290
Total assets at fair value	$689,571	$10,007	$—	$699,578

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Jul. 3, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$2,674,938	$3	$—	$2,674,941
Other assets (1)	29,977	—	—	29,977
Total assets at fair value	$2,704,915	$3	$—	$2,704,918

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $10.5 billion and $13.3 billion as of July 2, 2022 and July 3, 2021, respectively. The carrying value of total debt was $10.6 billion and $11.1 billion as of July 2, 2022 and July 3, 2021, respectively.

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

ASC 326 requires Sysco to estimate lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position by assessing credit indicators, including credit ratings, for the applicable securities. If the assessment indicates that an expected credit loss exists, the company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the consolidated results of operations. Unrealized gains and losses on marketable securities are recorded in Accumulated other comprehensive loss. The following table presents the company’s available-for-sale marketable securities as of July 2, 2022 and July 3, 2021:

	Jul. 2, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$96,167	$8	$(5,995)	$90,180	$5,983	$84,197
Government bonds	30,070	—	(302)	29,768	—	29,768
Total marketable securities	$126,237	$8	$(6,297)	$119,948	$5,983	$113,965

	Jul. 3, 2021
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$92,547	$2,491	$(456)	$94,582	$11,570	$83,012
Government bonds	31,552	3,556	—	35,108	—	35,108
Total marketable securities	$124,099	$6,047	$(456)	$129,690	$11,570	$118,120

As of July 2, 2022, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Jul. 2, 2022
(In thousands)
Due in one year or less	$5,983
Due after one year through five years	81,730
Due after five years through ten years	32,235
Total	$119,948

There were no significant realized gains or losses in marketable securities during fiscal 2022, 2021, and 2020.

7.  ALLOWANCE FOR CREDIT LOSSES ON TRADE RECEIVABLES

Sysco determines the past due status of trade receivables based on contractual terms with each customer and evaluates the collectability of accounts receivable to determine an appropriate allowance for credit losses on trade receivables. To calculate an allowance for credit losses, the company estimates uncollectible amounts based on historical loss experience, including those experienced during times of local and regional disasters, the COVID-19 pandemic, current conditions and collection rates, and expectations regarding future losses.

In the third and fourth quarters of fiscal 2020, the company experienced an increase in past due trade receivables and recognized additional bad debt charges as a result of closures among our customers. These receivables were all created in fiscal 2020 and are referred to as pre-pandemic receivables. In fiscal 2022 and fiscal 2021, conditions improved and the company’s results reflect a benefit on the reduction of its allowance for pre-pandemic receivable balances in both years, as the company made progress on obtaining payments from its customers. Sysco continues to work with its customers to collect past due balances, including the use of payment plans. As a result, the company’s allowance for credit losses has reduced accordingly, resulting in a $28.0 million and $184.8 million benefit on pre-pandemic receivables in fiscal 2022 and fiscal 2021, respectively.

A summary of the activity in the allowance for credit losses on trade receivables appears below:

	2022	2021	2020
	(In thousands)
Balance at beginning of period	$117,695	$334,810	$28,176
Adjustments to costs and expenses	(15,494)	(152,740)	404,158
Customer accounts written off, net of recoveries	(23,823)	(45,230)	(83,915)
Other adjustments	(7,588)	(19,145)	(13,609)
Balance at end of period	$70,790	$117,695	$334,810

8.  PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jul. 2, 2022	Jul. 3, 2021	Estimated Useful Lives
	(In thousands)
Plant and equipment at cost:
Land	$489,556	$492,504
Buildings and improvements	5,335,446	4,984,355	10-30 years
Fleet and equipment	3,886,923	3,777,115	3-10 years
Computer hardware and software	1,499,514	1,419,497	3-5 years
Total plant and equipment at cost	11,211,439	10,673,471
Accumulated depreciation	(6,755,019)	(6,347,408)
Total plant and equipment, net	$4,456,420	$4,326,063

Depreciation expense, including amortization of capital leases, was $640.7 million in 2022, $635.0 million in 2021 and $705.2 million in 2020.

9.  GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment for the years presented are as follows:

	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Carrying amount as of June 27, 2020	$1,358,124	$2,153,761	$32,607	$187,977	$3,732,469
Currency translation/other	(4,520)	216,012	—	178	211,670
Carrying amount as of July 3, 2021	$1,353,604	$2,369,773	$32,607	$188,155	$3,944,139
Goodwill acquired during year	851,899	9,227	—	—	861,126
Currency translation/other	6,012	(268,797)	—	(165)	(262,950)
Carrying amount as of July 2, 2022	$2,211,515	$2,110,203	$32,607	$187,990	$4,542,315

Amortizable intangible assets acquired during fiscal 2022 were $424.7 million, with a weighted-average amortization period of 14.4 years. Amortizable intangible assets acquired during fiscal 2022 by category were customer relationships, amortizable trademarks, and non-compete of $286.5 million, $132.9 million, and $5.3 million respectively, with a weighted-average amortization period of 14.6 years, 14.2 years, and 4.6 years respectively.

Fully amortized intangible assets have been removed in the period fully amortized in the table below, which presents the company’s amortizable intangible assets in total by category as follows:

	Jul. 2, 2022			Jul. 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$1,280,809	$(594,691)	$686,118	$1,125,464	$(552,444)	$573,020
Non-compete agreements	22,147	(10,943)	11,204	19,525	(9,926)	9,599
Trademarks	148,151	(17,175)	130,976	14,360	(6,943)	7,417
Total amortizable intangible assets	$1,451,107	$(622,809)	$828,298	$1,159,349	$(569,313)	$590,036

The table below presents the company’s indefinite-lived intangible assets by category as follows:

	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Trademarks	$123,419	$155,071
Licenses	966	966
Total indefinite-lived intangible assets	$124,385	$156,037

Amortization expense for 2022, 2021 and 2020 was $132.9 million, $103.5 million and $95.3 million, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of July 2, 2022 is shown below:

Amount
(In thousands)
2023	$124,436
2024	120,582
2025	114,735
2026	73,165
2027	65,118

10.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. In fiscal 2022, Sysco settled some of its previously held interest rate swap contracts for proceeds of $23.1 million, which had a notional value of $500 million, due to the redemption of the entire $500 million aggregate principal amount of Sysco’s outstanding 3.550% Senior Notes due 2025 in December 2021.

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of July 2, 2022 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
June 2023	Euro	500

Hedging of foreign currency risk
Various (July 2022 to August 2022)	Swedish Krona	106
Various (July 2022 to December 2022)	British Pound Sterling	14
June 2023	Euro	500

Hedging of fuel risk
Various (July 2022 to June 2024)	Gallons	52

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of July 2, 2022 and July 3, 2021 are as follows:

		Derivative Fair Value
	Balance Sheet location	Jul. 2, 2022	Jul. 3, 2021
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other assets	$—	$43,217
Interest rate swaps	Other current liabilities	2,820	—

Cash Flow Hedges:
Fuel swaps	Other current assets	$47,170	$16,732
Foreign currency forwards	Other current assets	633	42
Foreign currency forwards	Other current liabilities	—	46
Fuel swaps	Other long-term liabilities	209	—

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$623,643	$880,137
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$30,268	$(15,749)
Derivatives designated as hedging instruments	(56,543)	(53,701)

The (gains) losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Interest expense	$(15,769)	$(44,159)
Increase (decrease) in fair value of debt	(46,037)	(28,410)
Hedged items	$30,268	$(15,749)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the fiscal years ended July 2, 2022 and July 3, 2021, presented on a pretax basis, are as follows:

	2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$30,514	Operating expense	$51,941
Foreign currency contracts	621	Cost of sales / Other income	—
Total	$31,135		$51,941

Derivatives in net investment hedging relationships:
Foreign denominated debt	71,906	N/A	—
Total	$71,906		$—

	2021
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$39,644	Operating expense	$(17,470)
Foreign currency contracts	(20,578)	Cost of sales / Other income	(2,692)
Total	$19,066		$(20,162)

Derivatives in net investment hedging relationships:
Foreign denominated debt	(32,206)	N/A	—
Total	$(32,206)		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of July 2, 2022 are as follows:

	Jul. 2, 2022
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(568,601)	$2,820

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of July 3, 2021 are as follows:

	Jul. 3, 2021
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(1,065,364)	$(43,217)

11.  SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2022	2021	2020
	(In thousands)
Balance at beginning of period	$359,120	$329,648	$297,817
Charged to costs and expenses	552,019	494,328	502,315
Payments	(513,764)	(464,856)	(470,484)
Balance at end of period	$397,375	$359,120	$329,648

The long-term portion of the self-insured liability balance was $253.8 million and $227.7 million as of July 2, 2022, and July 3, 2021, respectively.

12.  DEBT AND OTHER FINANCING ARRANGEMENTS

Sysco’s debt consists of the following:

	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Senior notes, interest at 2.60%, maturing in fiscal 2022 (1)(2)	$—	$449,180
Senior notes, interest at 1.25%, maturing in fiscal 2023 (1)(2)	517,790	598,253
Senior notes, interest at 3.55%, maturing in fiscal 2025 (1)(2)	—	533,681
Senior notes, interest at 3.65%, maturing in fiscal 2025 (1)	385,768	402,589
Senior notes, interest at 5.65%, maturing in fiscal 2025 (1)(2)	—	746,186
Senior notes, interest at 3.75%, maturing in fiscal 2026 (1)(2)	748,595	748,165
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)(2)	995,864	994,916
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)(3)	43,174	43,173
Senior notes, interest at 3.25%, maturing in fiscal 2028 (1)(2)	745,617	744,827
Debentures, interest at 6.50%, maturing in fiscal 2029 (2)	154,957	154,882
Senior notes, interest at 2.40%, maturing in fiscal 2030 (1)(2)	496,184	495,728
Senior notes, interest at 5.95%, maturing in fiscal 2030 (1)(2)	992,617	991,833
Senior notes, interest at 2.45%, maturing in fiscal 2032 (1)(2)	445,316	—
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)(2)	382,446	382,319
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)(2)	199,280	199,088
Senior notes, interest at 6.60%, maturing in fiscal 2040 (1)(2)	349,757	349,564
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)(2)	496,334	496,177
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)(2)	494,602	494,469
Senior notes, interest at 4.45%, maturing in fiscal 2048 (1)(2)	492,966	492,813
Senior notes, interest at 3.30%, maturing in fiscal 2050 (1)(2)	494,681	494,554
Senior notes, interest at 6.60%, maturing in fiscal 2050 (1)(2)	1,176,653	1,176,415
Senior notes, interest at 3.15%, maturing in fiscal 2052 (1)(2)	787,081	—
Notes payable, capital leases, and other debt, interest averaging 3.52% and maturing at various dates to fiscal 2051 as of July 2, 2022, and 4.40% and maturing at various dates to fiscal 2050 as of July 3, 2021	247,860	94,295
Total debt	10,647,542	11,083,107
Less current maturities of long-term debt	(580,611)	(494,923)
Net long-term debt	$10,066,931	$10,588,184

(1)
Represents senior notes that are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows Sysco to retire the debentures and notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture and note holders are not penalized by the early redemption.

(2)
Represents senior notes, debentures and borrowings under the company’s long-term revolving credit facility that are guaranteed by certain wholly owned U.S. Broadline subsidiaries of Sysco Corporation as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

(3)	This debenture is not subject to any sinking fund requirement and is no longer redeemable prior to maturity.

As of July 2, 2022, the principal and interest payments required to be made during the next five fiscal years on Sysco’s senior notes and debentures are shown below:

	Principal	Interest (1)
	(In thousands)
2023	$521,398	$450,364
2024	—	441,714
2025	386,877	441,683
2026	750,000	414,011
2027	1,043,176	383,449

(1)
Includes payments on floating rate debt based on rates as of July 2, 2022, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates. The impact of our outstanding fixed-to-floating interest rate swap on the fixed rate debt interest payments is included as well based on the floating rates in effect as of July 2, 2022.

On April 29, 2022, Sysco entered into a long-term revolving credit facility to replace its previous $2.0 billion facility. The new facility includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. The new facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The new revolving credit facility expires on April 29, 2027. As of July 2, 2022, there were no borrowings outstanding under this facility.

Sysco has a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of July 2, 2022, there were no commercial paper issuances outstanding under this program.

Purchases and redemptions of senior notes and debentures

In December 2021, the company accessed favorable credit markets and undertook a refinancing of previously outstanding senior notes to increase its weighted-average maturity profile and decrease its average interest rates on the company’s debt portfolio. As part of the refinancing, on December 14, 2021, Sysco issued senior notes (the “Notes”) totaling $1.25 billion. Details of the Notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
December 14, 2031 (the 2031 Notes)	$450	2.45%	99.578%
December 14, 2051 (the 2051 Notes)	800	3.15	99.308

The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness. Interest on the Notes is paid semi-annually in arrears on June 14 and December 14, beginning June 14, 2022. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the 2031 Notes before the date that is three months prior to the maturity date, or (ii) the 2051 Notes before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed that would be due if such senior notes matured on the applicable date described above. If Sysco elects to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Notes redeemed to the redemption date.

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

In June 2022, Sysco repaid 2.60% senior notes totaling $450 million at maturity using cash flow from operations.

As of July 2, 2022 and July 3, 2021, letters of credit outstanding were $202.9 million and $246.5 million, respectively.

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

The following table presents the location of the finance lease ROU assets and lease liabilities in the company’s Consolidated Balance Sheets at July 2, 2022 and July 3, 2021:

	Consolidated Balance Sheet Location	Jul. 2, 2022	Jul. 3, 2021
		(In thousands)
Finance lease right-of-use assets	Plant and equipment at cost, less accumulated depreciation	$222,372	$76,381
Current finance lease liabilities	Current maturities of long-term debt	39,121	27,910
Long-term finance lease liabilities	Long-term debt	187,225	51,282

The following table presents lease costs for each of the presented periods ended July 2, 2022 and July 3, 2021:

	Consolidated Results of Operations Location	Jul. 2, 2022	Jul. 3, 2021
		(In thousands)
Operating lease cost	Operating expenses	$126,743	$131,503
Financing lease cost:
Amortization of right-of-use assets	Operating expenses	41,606	36,981
Interest on lease obligations	Interest expense	6,506	3,824
Variable lease cost	Operating expenses	44,734	6,083
Short-term lease cost	Operating expenses	31,659	10,845
Net lease cost		$251,248	$189,236

Future minimum lease obligations under existing noncancelable operating and finance lease agreements by fiscal year as of July 2, 2022 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2023	$124,640	$45,499
2024	99,585	33,135
2025	92,018	26,899
2026	83,072	19,611
2027	82,587	15,545
Thereafter	422,708	150,465
Total undiscounted lease obligations	904,610	291,154
Less imputed interest	(162,504)	(64,809)
Present value of lease obligations	$742,106	$226,345

Other information related to lease agreements was as follows:

	Jul. 2, 2022	Jul. 3, 2021
Cash Paid For Amounts Included In Measurement of Liabilities:	(Dollars in thousands)
Operating cash flows for operating leases	$125,741	$142,351
Operating cash flows for financing leases	6,506	3,824
Financing cash flows for financing leases	40,238	37,103

Supplemental Non-cash Information on Lease Liabilities:
Assets obtained in exchange for operating lease obligations	$156,505	$93,416
Assets obtained in exchange for finance lease obligations	191,523	8,687
Operating lease asset adjustments, including renewals and remeasurements	22,087	82,026
Operating lease liability adjustments, including renewals and remeasurements	13,045	90,578

Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	11.04 years	12.34 years
Financing leases	14.65 years	3.67 years
Weighted-average discount rate:
Operating leases	2.85%	2.84%
Financing leases	3.17%	4.04%

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

The company also has a non-qualified, unfunded Management Savings Plan (MSP) available to key management personnel who are participants in the Management Incentive Plan (MIP). Participants may defer up to 50% of their annual salary and up to 90% of their annual bonus. The company will make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, the company will make matching contributions of 50% of a participant’s pretax contribution on the first 6% of the participant’s eligible compensation that is deferred. Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions. All company contributions to the MSP are limited by the amounts contributed by the company to the participant’s 401(k) account. The company had deferred compensation obligations of $101.3 million as of July 2, 2022 and $107.7 million as of July 3, 2021 under the unfunded MSP and the company’s executive deferred compensation plan, which is frozen to all participants of the plan. More than half of the July 2, 2022 obligations are due to be paid beyond fiscal 2026.

Sysco’s expense related to its defined contribution plans was $145.5 million in fiscal 2022, $145.8 million in fiscal 2021, and $151.4 million in fiscal 2020.

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

In addition to receiving benefits upon retirement under the company’s U.S. Retirement Plan, certain key management personnel, who were participants in the MIP, are entitled to receive benefits under the Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan and was amended to freeze benefits and stop future accruals effective June 29, 2013, to all participants.

The company also provides certain health care benefits to eligible retirees and their dependents. These health care benefits represent Sysco’s unfunded other post-retirement medical plans. The plan had benefit obligations of $8.1 million as of July 2, 2022 and $10.2 million as of July 3, 2021.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represents the funded status of a given plan. The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “U.S. Pension Benefits” in the tables below includes both the U.S. Retirement Plan and the SERP. As Sysco’s fiscal 2022 year end is July 2, 2022, the company utilized a practical expedient permitting Sysco to measure its defined benefit plan assets and obligations as of the month end closest to the fiscal year end, and has used June 30, 2022 as the measurement date of the plan assets and obligations disclosed herein.

	U.S. Pension Benefits		International Pension Benefits
	Jul. 2, 2022	Jul. 3, 2021	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,000,998	$5,039,718	$434,451	$414,106
Service cost	13,490	16,472	3,101	3,288
Interest cost	152,401	145,299	7,456	6,810
Curtailments	—	—	(1,291)	(1,333)
Actuarial gain, net	(1,081,865)	(47,197)	(93,717)	(19,495)
Total disbursements	(164,352)	(153,294)	(13,882)	(15,480)
Exchange rate changes	—	—	(47,595)	46,555
Benefit obligation at end of year	3,920,672	5,000,998	288,523	434,451
Change in plan assets:
Fair value of plan assets at beginning of year	4,654,763	4,408,739	319,616	288,191
Actual return on plan assets	(888,805)	365,251	(48,710)	4,250
Employer contribution	31,561	34,067	21,220	7,892
Total disbursements	(164,352)	(153,294)	(13,882)	(15,480)
Exchange rate changes	—	—	(36,360)	34,763
Fair value of plan assets at end of year	3,633,167	4,654,763	241,884	319,616
Funded status at end of year	$(287,505)	$(346,235)	$(46,639)	$(114,835)

As of July 2, 2022 and July 3, 2021, the SERP had benefit obligations of $382.4 million and $470.7 million, respectively. In order to meet a portion of its obligations under the SERP, Sysco has a rabbi trust that invests in Corporate-Owned Life Insurance policies on the lives of participants and interests in corporate-owned real estate assets. These assets are not included as plan assets or in the funded status amounts in the tables above and below. The life insurance policies on the lives of the participants had carrying values of $92.6 million as of July 2, 2022 and $93.2 million as of July 3, 2021. Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	U.S. Pension Benefits		International Pension Benefits
	Jul. 2, 2022	Jul. 3, 2021	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Noncurrent assets (Other assets)	$94,934	$124,453	$5,116	$—
Current accrued benefit liability (Accrued expenses)	(31,969)	(31,733)	(1,399)	(1,479)
Noncurrent accrued benefit liability (Other long-term liabilities)	(350,470)	(438,955)	(50,356)	(113,356)
Net amount recognized	$(287,505)	$(346,235)	$(46,639)	$(114,835)

Accumulated other comprehensive loss (income) as of July 2, 2022 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$54	$1,103	$1,157
Actuarial losses (gains)	1,417,073	(18,768)	1,398,305
Total	$1,417,127	$(17,665)	$1,399,462

Accumulated other comprehensive loss (income) as of July 3, 2021 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$447	$1,130	$1,577
Actuarial losses	1,438,775	16,026	1,454,801
Total	$1,439,222	$17,156	$1,456,378

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	U.S. Pension Benefits (1)		International Pension Benefits (2)
	Jul. 2, 2022	Jul. 3, 2021	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$382,334	$470,511	$46,895	$427,028
Fair value of plan assets at end of year	—	—	263	319,616

(1)	Information under Pension Benefits as of July 2, 2022 and July 3, 2021 includes both the U.S. Retirement Plan and the SERP.
(2)	U.K. Retirement Plan fair value of plan assets exceeded the accumulated benefit obligation/aggregate benefit obligation as of July 2, 2022

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	2022		2021		2020
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
Service cost	$13,490	$3,101	$16,472	$3,288	$15,531	$2,800
Interest cost	152,401	7,456	145,299	6,810	164,756	8,681
Expected return on plan assets	(206,320)	(9,770)	(206,406)	(7,426)	(196,249)	(10,819)
Amortization of prior service cost (credit)	393	(43)	729	(61)	7,537	597
Amortization of actuarial loss	34,961	92	42,288	250	39,483	157
Curtailment gain	—	(1,003)	—	(1,230)	—	(4,166)
Net pension (benefits) costs	$(5,075)	$(167)	$(1,618)	$1,631	$31,058	$(2,750)

The components of net company-sponsored pension costs other than the service cost component are reported in Other expense (income), net within the consolidated results of operations.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	2022		2021		2020
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
Amortization of prior service cost (credit)	$393	$(129)	$729	$(131)	$7,537	$422
Amortization of actuarial loss	34,961	92	42,288	250	39,483	157
Prior service cost (credit) arising in current year	—	—	—	—	2,077	(661)
Effect of exchange rates on amounts in AOCI	—	(752)	—	(3,254)	—	784
Actuarial gain (loss) arising in current year	(13,259)	35,610	192,041	16,493	(127,048)	3,640
Net pension income (cost)	$22,095	$34,821	$235,058	$13,358	$(77,951)	$4,342

Amounts included in accumulated other comprehensive loss (income) as of July 2, 2022 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2023 are:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Amortization of prior service cost (credit)	$393	$(42)	$351
Amortization of actuarial losses (gains)	38,192	(396)	37,796
Total	$38,585	$(438)	$38,147

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $52.8 million and $42.0 million in fiscal years 2022 and 2021, respectively. There were no contributions made to the U.S. Retirement Plan in fiscal 2022, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2022. There are no required contributions to the U.S. Retirement Plan to meet ERISA minimum funding requirements in fiscal 2023. The company’s contributions to the SERP plan are made in the amounts needed to fund current year benefit payments. The estimated aggregate fiscal 2023 contribution to fund benefit payments for the SERP plan is $32.0 million. The estimated fiscal 2023 contributions to fund benefit payments for the international retirement plans are $20.3 million.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
2023	$183,621	$11,839
2024	193,128	12,224
2025	202,671	13,481
2026	212,549	13,493
2027	221,816	14,238
Subsequent five years	1,213,670	75,605

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Jul. 2, 2022	Jul. 3, 2021
Discount rate — U.S. Retirement Plan	4.91%	3.12%
Discount rate — SERP	4.84	2.91
Discount rate — U.K. Retirement Plan	3.65	1.90
Rate of compensation increase — U.S. Retirement Plan	3.00	2.56

As benefit accruals under the SERP and U.K. Retirement Plan are frozen, future pay is not projected in the determination of the benefit obligation as of July 2, 2022 or July 3, 2021.

Weighted-average assumptions used to determine net company-sponsored pension costs for each fiscal year were:

	2022	2021	2020
Discount rate — U.S. Retirement Plan	3.12%	2.94%	3.70%
Discount rate — SERP	2.91	2.91	3.62
Discount rate — U.K. Retirement Plan	1.90	1.60	2.30
Expected rate of return — U.S. Retirement Plan	4.50	4.75	5.00
Expected rate of return — U.K. Retirement Plan	3.30	2.55	4.55
Rate of compensation increase — U.S. Retirement Plan	2.56	2.56	2.56

For guidance in determining the discount rate for U.S. defined benefit plans, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. Sysco uses an annualized corporate bond yield curve to estimate the rate at which pension benefits could effectively be settled to estimate a discount rate for the U.K. Retirement Plan. The discount rate assumption is updated annually and revised as deemed appropriate. The discount rates to be used for the calculation of fiscal 2023 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 4.91% and 3.65%, respectively. The discount rate to be used for the calculation of fiscal 2023 net company-sponsored benefit costs for the SERP is 4.84%.

The expected long-term rate of return on plan assets assumption for the retirement plans are net return on assets assumption, representing gross return on assets less asset management expenses. Specific to the U.S. Retirement Plan, administrative expenses are also excluded from the gross return on assets. The expected return for the U.S. Retirement Plan is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The expected return for the U.K. Retirement Plan is derived from a long-term swap yield time horizon adjusted for the expected return based on the plan’s current asset allocation and historical results. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rate of return to be used in the calculation of fiscal 2023 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 4.50% and 4.65%, respectively.

Plan Assets

Investment Strategy

The company’s overall strategic investment objectives for the U.S. Retirement Plan are to preserve capital for future benefit payments and to balance risk and return commensurate with ongoing changes in the valuation of plan liabilities using an investment strategy that closely aligns the duration of the U.S. Retirement Plan’s assets with the duration of its liabilities. In order to accomplish these objectives, the company oversees the U.S. Retirement Plan’s investment objectives and policy design, decides proper plan asset class strategies and structures, monitors the performance of plan investment managers and investment funds and determines the proper investment allocation of pension plan contributions. The strategy results in an asset portfolio that more closely matches the behavior of the liability, thereby reducing the volatility of the U.S. Retirement Plan’s funded status. This structure ensures the U.S. Retirement Plan’s investments are diversified within each asset class, in addition to being diversified across asset classes with the intent to build asset class portfolios that are structured without strategic bias for or against any subcategories within each asset class. The company has also created a set of investment guidelines for the U.S. Retirement Plan’s investment managers to specify prohibited transactions, including borrowing of money except for real estate, private equity or hedge fund portfolios where leverage is a key component of the investment strategy and permitted in the investments’ governing documents, the purchase of securities on margin unless fully collateralized by cash or cash equivalents or short sales, pledging, mortgaging or hypothecating of any securities, except for loans of securities that are fully collateralized, market timing transactions and the direct purchase of the securities of Sysco or the investment manager. The purchase or sale of derivatives for speculation or leverage is also prohibited; however, investment managers are allowed to use derivative securities so long as they do not increase the risk profile or leverage of the manager’s portfolio. Such derivative securities have been used to prevent funded status changes due to interest rate changes.

The U.S. Retirement Plan’s target and actual investment allocation as of July 2, 2022 is as follows:

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

The U.K. Retirement Plan’s target investment allocation and actual investment allocation for fiscal 2022 is as follows:

	U.K. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Common contractual fund	40%	45%
Liability hedging assets	60	55
		100%

The actual asset allocation differed from the target asset allocation due to market conditions at the end of fiscal 2022, primarily the impact of UK bond yield changes.

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

Equity securities: Valued at the closing price reported on the exchange market. Equity securities valued at the closing price reported on the exchange market are classified as a Level 1 measurement in the table below. If a stock is not listed on a public exchange, such as an American Depository Receipt or some preferred stocks, the stock is valued using an evaluated bid price based on a compilation of observable market information. Equity securities not listed on a public exchange are classified as a Level 2 measurement in the table below.

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

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of July 2, 2022:

	Assets Measured at Fair Value as of Jul. 2, 2022
	Level 1	Level 2	Level 3	Measured at NAV (6)	Total
	(In thousands)
Cash and cash equivalents	$88,962	$30,365	$—	$—	$119,327
Growth assets:
U.S. equity (1)	20,894	25,508	—	257,711	304,113
International equity (1)	166	—	—	241,209	241,375
Hedge fund of funds (2)	—	—	—	276,844	276,844
Real estate funds (3)	—	—	—	116,638	116,638
Private equity funds (4)	—	—	—	87,140	87,140
Liability hedging assets:
Corporate bonds	—	1,792,891	—	71,151	1,864,042
U.S. government and agency securities	—	345,333	—	265,094	610,427
Other (5)	—	13,261	—	—	13,261
Total investments at fair value	$110,022	$2,207,358	$—	$1,315,787	$3,633,167

(1)
Includes direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of July 2, 2022. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.

(2)	There were no unfunded commitments as of July 2, 2022, and there were no redemption restrictions as of July 2, 2022. The investment may be redeemed once per quarter.
(3)
For investments in the funds listed in this category, total unfunded commitment as of July 2, 2022 was $2.0 million. Less than 1% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2022 to 2026. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.

(4)
Total unfunded commitments in the funds listed in this category as of July 2, 2022 were $15.9 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2022 to 2031.

(5)	Includes foreign government and state and municipal debt securities.
(6)
Includes certain investments that are measured at fair value using the NAV practical expedient that have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of July 2, 2022:

	Assets Measured at Fair Value as of Jul. 2, 2022
	Level 1	Level 2	Level 3	Measured at NAV (3)	Total
	(In thousands)
Liability hedging assets:
Cash and cash equivalents	$5,451	$38,537	$—	$—	$43,988
Corporate bonds	—	25,544	—	—	25,544
U.K. government securities	—	75,125	—	—	75,125
International government securities	—	10,214	—	—	10,214
Derivative assets (liabilities), net (1)	—	(22,947)	—	—	(22,947)
Investment funds:
Common contractual fund (2)	—	—	—	109,831	109,831
Total investments at fair value	$5,451	$126,473	$—	$109,831	$241,755

(1)	Include interest rate swaps and zero coupon swaps. The fair value of asset positions totaled $8.0 million; the fair value of liability positions totaled $30.9 million.
(2)	There were $11.2 million of unfunded commitments as of July 2, 2022, and there were no redemption restrictions as of July 2, 2022. The investment may be redeemed twice per month.
(3)
Includes certain investments that are measured at fair value using the NAV practical expedient that have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

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

(1)
Includes direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of July 3, 2021. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.

(2)	There were no unfunded commitments as of July 3, 2021, and there were no redemption restrictions as of July 3, 2021. The investment may be redeemed once per quarter.
(3)
For investments in the funds listed in this category, total unfunded commitment as of July 3, 2021 was $2.0 million. Approximately 3% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2021 to 2026. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.

(4)
Total unfunded commitment as of July 3, 2021 was $16.1 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2021 to 2031.

(5)	Includes foreign government and state and municipal debt securities.
(6)
Includes certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of July 3, 2021:

	Assets Measured at Fair Value as of Jul. 3, 2021
	Level 1	Level 2	Level 3	Measured at NAV (3)	Total
	(In thousands)
Liability hedging assets:
Cash and cash equivalents	$20,390	$9,269	$—	$—	$29,659
U.K. government securities	—	129,521	—	—	129,521
Derivatives, net (1)	—	252	—	—	252
Investment funds:
Common contractual fund (2)	—	—	—	160,184	160,184
Total investments at fair value	$20,390	$139,042	$—	$160,184	$319,616

(1)	Includes interest rate swaps and zero coupon swaps. The fair value of asset positions totaled $5.7 million; the fair value of liability positions totaled $5.4 million.
(2)	There were $12.9 million of unfunded commitments as of July 3, 2021, and there were no redemption restrictions as of July 3, 2021. The investment may be redeemed once per week.
(3)
Includes certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

15.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco currently participates in several different multiemployer defined benefit pension plans in the United States (U.S.) based on obligations arising under collective bargaining agreements covering union-represented employees. Expenses related to these plans are recognized at the time we make contributions to the plans. Sysco does not directly manage these multiemployer plans; pursuant to federal law, these plans are managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by employers contributing to the plan. Some of Sysco’s current employees in the U.S. are participants in such multiemployer plans as of July 2, 2022.

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
•If Sysco chooses to stop participating in some of its multiemployer plans in the U.S., Sysco may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2022	2021	2020
	(In thousands)
Individually significant plans	$35,103	$29,143	$31,683
All other plans	10,386	13,750	15,762
Total contributions	$45,489	$42,893	$47,445

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/21	As of 12/31/20	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	7/3/2022 to 11/30/2027 (1)

(1)
Sysco is party to 24 CBAs that require contributions to the Western Conference of Teamsters Pension Trust. Each agreement covers anywhere from less than 1% to 19% of the total contributions Sysco is required to pay the fund.

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

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2022	2021	2020	2021	2020
	(In thousands)
Western Conference of Teamsters Pension Plan	$35,103	$29,143	$31,683	No	No

For the plan noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2022	2021	2020
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$1,358,768	$524,209	$215,475
Denominator:
Weighted-average basic shares outstanding	510,630,645	510,696,398	510,121,071
Dilutive effect of share-based awards	3,375,182	2,858,690	3,904,903
Weighted-average diluted shares outstanding	514,005,827	513,555,088	514,025,974
Basic earnings per share	$2.66	$1.03	$0.42
Diluted earnings per share	$2.64	$1.02	$0.42

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,538,000, 3,807,000 and 4,833,000 for fiscal 2022, 2021 and 2020, respectively.

Dividends declared were $970.8 million, $933.4 million and $884.1 million in fiscal 2022, 2021 and 2020, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $249.2 million, $240.6 million and $228.7 million in fiscal 2022, 2021 and 2020, respectively.

17.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $1.0 billion, $1.1 billion and $104.3 million for fiscal 2022, 2021 and 2020, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year		$(11,243)	$(2,485)	$(8,758)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	396	100	296
Amortization of actuarial loss, net	Other expense, net	74,713	15,595	59,118
Total reclassification adjustments		75,109	15,695	59,414
Foreign currency translation:
Foreign currency translation adjustment	N/A	(461,425)	—	(461,425)
Marketable securities:
Change in marketable securities (1)	N/A	(11,880)	(2,493)	(9,387)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	31,135	6,823	24,312
Change in net investment hedges	N/A	71,906	17,976	53,930
Total other comprehensive income before reclassification adjustments		103,041	24,799	78,242
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,501	2,877	8,624
Total other comprehensive income (loss)		$(294,897)	$38,393	$(333,290)

(1)
Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in fiscal 2022.

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

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(3)	Change in net investment hedges includes the termination of some net investment hedges, as described in Note 10, “Derivative Financial Instruments.”

		2020
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss), arising in the current year		$(125,214)	$(32,471)	$(92,743)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	7,620	1,908	5,712
Amortization of actuarial loss, net	Other expense, net	49,284	10,350	38,934
Total reclassification adjustments		56,904	12,258	44,646
Foreign currency translation:
Foreign currency translation adjustment	N/A	(112,215)	—	(112,215)
Marketable securities:
Change in marketable securities (1)	N/A	5,403	1,135	4,268
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(9,831)	(2,574)	(7,257)
Change in net investment hedges (3)	N/A	58,756	15,227	43,529
Total other comprehensive income before reclassification adjustments		48,925	12,653	36,272
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,496	2,876	8,620
Total other comprehensive loss		$(114,701)	$(3,549)	$(111,152)

(1)
Realized gains or losses on marketable securities are presented within Other (income) expense, net in the Consolidated Results of Operations; however, there were no significant gains or losses realized in fiscal 2020.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(3)	Change in net investment hedges includes the termination of some net investment hedges, as described in Note 10, “Derivative Financial Instruments.”

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income (AOCI) for the periods presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities	Total
	(In thousands)
Balance as of Jun. 29, 2019	$(1,217,617)	$(290,169)	$(94,770)	$2,827	$(1,599,729)
Other comprehensive income before reclassification adjustments	(92,743)	(112,215)	36,272	—	(168,686)
Amounts reclassified from accumulated other comprehensive loss	44,646	—	8,620	—	53,266
Change in marketable securities	—	—	—	4,268	4,268
Balance as of Jun. 27, 2020	(1,265,714)	(402,384)	(49,878)	7,095	(1,710,881)
Other comprehensive income before reclassification adjustments	156,480	362,292	(10,030)	—	508,742
Amounts reclassified from accumulated other comprehensive loss	47,243	—	8,812	—	56,055
Change in marketable securities	—	—	—	(2,680)	(2,680)
Balance as of Jul. 3, 2021	(1,061,991)	(40,092)	(51,096)	4,415	(1,148,764)
Other comprehensive income before reclassification adjustments	(8,758)	(461,425)	78,242	—	(391,941)
Amounts reclassified from accumulated other comprehensive loss	59,414	—	8,624	—	68,038
Change in marketable securities	—	—	—	(9,387)	(9,387)
Balance as of Jul. 2, 2022	$(1,011,335)	$(501,517)	$35,770	$(4,972)	$(1,482,054)

18.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In November 2018, Sysco’s Omnibus Incentive Plan (2018 Plan) was adopted and reserved up to 51,500,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 51,500,000 authorized shares, the full 51,500,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, Sysco has issued options, restricted stock units and performance share units under the 2018 Plan. Vesting requirements for awards under the 2018 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2018 Plan are and will be no greater than ten years. As of July 2, 2022, there were 41,785,243 remaining shares authorized and available for grant in total under the 2018 Plan, of which the full 41,785,243 shares may be issued as options or stock appreciation rights, or as a combination of up to 13,254,023 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of July 2, 2022. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2018 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is ten years. Sysco’s policy is to utilize treasury stock for issuing shares upon share option exercise or share unit conversion.

Performance Share Units

During fiscal 2022 and 2021, 475,883 and 936,392 performance share units (PSUs), respectively, were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during fiscal 2022 and 2021 was $76.75 and $61.33, respectively. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of the S&P 500 index companies.

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

The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2022	2021	2020
Dividend yield	2.5%	2.7%	2.4%
Expected volatility	30.1%	32.1%	18.3%
Risk-free interest rate	1.0%	0.5%	1.5%
Expected Life	6.6 years	7.0 years	7.0 years

The following summary presents information regarding outstanding options as of July 2, 2022 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 3, 2021	11,049,165	$59.00
Granted	1,224,150	76.86
Exercised	2,414,576	51.93
Forfeited	224,246	71.59
Expired	—	—
Outstanding as of July 2, 2022	9,634,493	$62.74	6.36	$227,149
Expected to vest as of July 2, 2022	3,040,834	$69.27	8.29	$51,832
Exercisable as of July 2, 2022	6,542,396	$59.64	5.45	$174,535

The total number of employee options granted was 1,224,150, 1,975,413 and 3,286,943 in fiscal years 2022, 2021 and 2020, respectively.

During fiscal 2022, 499,554 and 724,596 options were granted to 11 executive officers and 145 other key employees, respectively. During fiscal 2021, 706,229 and 1,269,184 options were granted to 13 executive officers and 117 other key employees, respectively. During fiscal 2020, 1,554,566 and 1,732,377 options were granted to 12 executive officers and 174 other key employees, respectively.

The weighted average grant date fair value of options granted in fiscal 2022, 2021 and 2020 was $17.39, $13.72 and $10.57, respectively. The total intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $5.1 million, $6.7 million and $11.6 million, respectively.

Restricted Stock Units

During fiscal 2022, 2021 and 2020, 758,934, 975,886 and 704,732 restricted stock units, respectively, were granted to employees, the majority of which will vest ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the date of grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2022, 2021 and 2020 was $80.31, $66.55 and $71.01, respectively. The total fair value of restricted stock units vested during fiscal 2022, 2021 and 2020 was $41.6 million, $34.8 million and $30.4 million, respectively. The total intrinsic value of restricted stock units vested during fiscal 2022, 2021 and 2020 was $52.6 million, $42.6 million and $35.7 million, respectively.

Non-Employee Director Awards

During fiscal 2022, 2021 and 2020, 22,293, 28,419 and 27,431 restricted equity awards, respectively, were granted to non-employee directors (NEDs), which will vest over a one-year period. NEDs may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2022, 2021 and 2020 was $74.93, $71.99 and $74.17, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2022, 2021 and 2020 was $1.7 million, $2.0 million and $2.0 million, respectively. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

NEDs may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. As a result of such elections, a total of 6,002, 5,887 and 4,187 shares with a weighted-average grant date fair value of $78.35, $57.19 and $75.46 per share were issued in fiscal 2022, 2021 and 2020, respectively, in the form of fully vested common stock or deferred units. The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2022, 2021 and 2020 was $0.5 million, $0.3 million and $0.2 million, respectively. Common stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

As of July 2, 2022, there were 100,272 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Equity Instruments Other Than Stock Options

The following summary presents information regarding outstanding non-vested awards as of July 2, 2022 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees, restricted awards granted to non-employee directors and PSUs.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of July 3, 2021	3,051,505	$65.72
Granted	942,792	79.57
Vested	(643,256)	67.35
Forfeited	(285,746)	71.46
Non-vested as of July 2, 2022	3,065,295	$69.10

2015 Employee Stock Purchase Plan

The Sysco ESPP permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares that may be sold pursuant to the ESPP may not exceed 79,000,000 shares, of which 3,251,703 remained available as of July 2, 2022.

During fiscal 2022, 868,439 shares of Sysco common stock were purchased by the participants, as compared to 1,029,113 shares purchased in fiscal 2021 and 1,089,296 shares purchased in fiscal 2020. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $12.10, $4.84 and $10.03 per share during fiscal 2022, 2021 and 2020, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost included in operating expenses in the consolidated results of operations was $122.3 million, $95.8 million and $42.2 million for fiscal 2022, 2021 and 2020, respectively. The company’s expense related to its PSUs increased, as the performance metrics are trending above target for awards not yet paid. The total income tax benefit for share-based compensation arrangements was $19.1 million, $17.8 million and $7.0 million for fiscal 2022, 2021 and 2020, respectively.

As of July 2, 2022, there was $111.5 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 1.9 years.

Cash received from option exercises and ESPP participation was $128.2 million, $130.4 million and $227.6 million during fiscal 2022, 2021 and 2020, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $12.9 million, $11.0 million and $25.4 million during fiscal 2022, 2021 and 2020, respectively.

19.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings (loss) before income taxes consists of the following:

	2022	2021	2020
	(In thousands)
U.S.	$1,642,376	$858,179	$742,332
Foreign	104,397	(273,451)	(448,948)
Total	$1,746,773	$584,728	$293,384

The income tax provision for each fiscal year consists of the following:

	2022	2021	2020
	(In thousands)
U.S. federal income taxes	$353,825	$158,762	$128,576
State and local income taxes	45,502	17,808	8,529
Foreign income taxes	(11,322)	(116,051)	(59,196)
Total	$388,005	$60,519	$77,909

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2022	2021	2020
	(In thousands)
Current	$452,459	$218,383	$269,226
Deferred	(64,454)	(157,864)	(191,317)
Total	$388,005	$60,519	$77,909

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2022	2021	2020
U.S. statutory federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes, net of any applicable federal income tax benefit	2.41	2.67	5.69
Foreign income taxes	(1.88)	(9.99)	(2.46)
Uncertain tax positions	0.83	(0.38)	(1.44)
Tax benefit of equity-based compensation	(0.16)	(1.07)	(9.77)
Nondeductible impairment charges	—	—	17.65
Other	0.01	(1.88)	(4.12)
Effective income tax rate	22.21%	10.35%	26.55%

The effective tax rate of 22.21% for fiscal 2022 was impacted by (1) state income tax expense of $42.2 million and (2) our foreign operations are subject to their earnings being taxed at rates different than our domestic tax rate, as well as credits, local permanent differences and other minimum taxes, which resulted in a net decrease in the effective tax rate.

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

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$652,807	$613,325
Pension	71,722	111,084
Receivables	43,108	53,688
Deferred compensation	27,984	28,978
Share-based compensation	30,395	26,498
Inventory	24,394	17,983
Operating lease liabilities	161,684	181,425
Other	89,143	115,428
Deferred tax assets before valuation allowances	1,101,237	1,148,409
Valuation allowances	(232,485)	(226,626)
Total deferred tax assets	868,752	921,783
Deferred tax liabilities:
Goodwill and intangible assets	379,018	351,758
Excess tax depreciation and basis differences of assets	150,578	148,418
Operating lease assets	161,163	181,425
Other	50,560	34,725
Total deferred tax liabilities	741,319	716,326
Total net deferred tax assets	$127,433	$205,457

The company’s deferred tax asset for net operating loss carryforwards as of July 2, 2022 and July 3, 2021 consisted of state and foreign net operating tax loss carryforwards. The state net operating loss carryforwards outstanding as of July 2, 2022 expire in fiscal years 2023 through 2042, with some losses having unlimited carryforward periods. The foreign net operating loss carryforward periods vary by jurisdiction, from 17 years to unlimited.

The company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the company’s analysis, it was concluded that, as of July 2, 2022, a valuation allowance of $232.5 million should be established against the portion of the deferred tax asset attributable to certain foreign and U.S. state losses. The company will continue to monitor facts and circumstances in the reassessment of the likelihood that net operating loss carryforwards will be realized.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2022	2021
	(In thousands)
Unrecognized tax benefits at beginning of year	$20,400	$23,135
Additions (reductions) for tax positions related to prior years	12,000	(2,735)
Unrecognized tax benefits at end of year	$32,400	$20,400

As of July 2, 2022, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $6.2 million. As of July 3, 2021, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $3.0 million. The expense recorded for interest and penalties related to unrecognized tax benefits was not material in any year presented. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

If Sysco were to recognize all unrecognized tax benefits recorded as of July 2, 2022, approximately $32.3 million of the $32.4 million reserve would reduce the effective tax rate. If Sysco were to recognize all unrecognized tax benefits recorded as of July 3, 2021, approximately $20.3 million of the $20.4 million reserve would reduce the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various jurisdictions and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. Sysco anticipates an immaterial decrease to the reserve within twelve months as a result of lapse of statutes.

Sysco’s federal tax returns for 2018 and subsequent tax years have statutes of limitations that remain open for audit. As of July 2, 2022, Sysco’s tax returns in the majority of the state and local and material foreign jurisdictions are no longer subject to audit for the years before 2015.

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

To mitigate the risk of incurring significant legal fees on these claims without any ultimate gain, in calendar 2019 and 2020, the company entered into agreements with a third party whereby the company secured a minimum amount of cash proceeds from the third party in exchange for assigning to the third party the rights to a portion of the future litigation proceeds. In the meantime, the company must continue to pursue the specific vendor litigation, as identified in the agreements with the third party.

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

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing. A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2027. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of July 2, 2022 totaled approximately $8.0 billion. Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2023	$4,758,952
2024	2,222,345
2025	456,433
2026	373,722
2027	230,151

Sysco has contracts with various third-party service providers to receive information technology services. The services have been committed for periods up to fiscal 2027 and may be extended. As of July 2, 2022, the total remaining cost of the services over that period is expected to be approximately $346.5 million. A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources. Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time. If Sysco were to terminate all of the services in fiscal 2023, the estimated termination fees incurred in fiscal 2023 would be approximately $22.0 million.

21.  BUSINESS SEGMENT INFORMATION

The company has combined certain of its operations in three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•U.S. Foodservice Operations – primarily includes (a) the company’s U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, our Asian specialty distribution company and a number of other small specialty businesses that are not material to the operations of Sysco;
•International Foodservice Operations – includes operations outside of the United States (U.S.), which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our export operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;
•SYGMA – our U.S. customized distribution operations serving quick-service chain restaurant customer locations; and
•Other – primarily our hotel supply operations, Guest Worldwide.

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Our Global Support Center expenses generally include all expenses of the corporate and Sysco’s shared service operations. These also include all U.S. share-based compensation costs.

The following tables set forth certain financial information for Sysco’s business segments.

	Fiscal Year
	2022	2021	2020
Sales:	(In thousands)
U.S. Foodservice Operations	$48,520,562	$35,724,843	$36,774,146
International Foodservice Operations	11,787,449	8,350,638	9,672,190
SYGMA	7,245,824	6,498,601	5,555,926
Other	1,082,311	723,761	891,048
Total	$68,636,146	$51,297,843	$52,893,310

	Fiscal Year
	2022	2021	2020
Operating income (loss):	(In thousands)
U.S. Foodservice Operations	$3,172,776	$2,456,564	$2,003,159
International Foodservice Operations	102,306	(232,403)	(371,407)
SYGMA	(3,646)	52,654	36,880
Other	17,407	(396)	(21,361)
Total segments	3,288,843	2,276,419	1,647,271
Global Support Center	(949,808)	(839,177)	(897,766)
Total operating income	2,339,035	1,437,242	749,505
Interest expense	623,643	880,137	408,220
Other (income) expense, net	(31,381)	(27,623)	47,901
Earnings before income taxes	$1,746,773	$584,728	$293,384

	Fiscal Year
	2022	2021	2020
Depreciation and amortization:	(In thousands)
U.S. Foodservice Operations	$406,880	$366,808	$373,889
International Foodservice Operations	240,030	238,457	279,475
SYGMA	31,276	32,774	34,785
Other	9,293	9,961	12,072
Total segments	687,479	648,000	700,221
Global Support Center	85,402	89,916	105,544
Total	$772,881	$737,916	$805,765

	Fiscal Year
	2022	2021	2020
Capital Expenditures:	(In thousands)
U.S. Foodservice Operations	$262,071	$163,303	$263,943
International Foodservice Operations	155,493	152,017	217,694
SYGMA	35,186	33,185	23,657
Other	4,487	16,924	21,000
Total segments	457,237	365,429	526,294
Global Support Center	175,565	105,247	194,129
Total	$632,802	$470,676	$720,423

	Fiscal Year
	2022	2021	2020
Assets:	(In thousands)
U.S. Foodservice Operations	$9,540,902	$7,632,481	$6,647,288
International Foodservice Operations	6,595,897	6,784,006	6,258,382
SYGMA	835,316	760,388	685,184
Other	554,894	455,236	458,316
Total segments	17,527,009	15,632,111	14,049,170
Global Support Center	4,558,679	5,781,428	8,579,096
Total	$22,085,688	$21,413,539	$22,628,266

Information concerning geographic areas is as follows:

	Fiscal Year
	2022	2021	2020
Sales:	(In thousands)
United States	$56,511,006	$42,610,406	$42,803,700
Canada	5,093,961	3,906,722	4,105,236
United Kingdom	2,859,063	1,706,851	2,481,712
France	1,412,716	1,097,868	1,222,742
Other	2,759,400	1,975,996	2,279,920
Total	$68,636,146	$51,297,843	$52,893,310
Plant and equipment at cost, less accumulated depreciation:
United States	$3,346,356	$3,148,279	$3,340,920
Canada	337,295	355,864	331,196
France	304,115	323,461	308,983
United Kingdom	248,990	275,385	255,153
Other	219,664	223,074	222,315
Total	$4,456,420	$4,326,063	$4,458,567

The sales mix for the principal product categories by segment is disclosed in Note 3, “Revenue.”

22.  QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the fiscal year ended July 2, 2022 is set forth below.

	Fiscal 2022 Quarter Ended
	October 2	January 1 (1)	April 2	July 2	Fiscal Year
	(In thousands except for per share data)
Sales	$16,456,546	$16,320,203	$16,902,139	$18,957,258	$68,636,146
Cost of sales	13,484,838	13,429,053	13,888,745	15,512,986	56,315,622
Gross profit	2,971,708	2,891,150	3,013,394	3,444,272	12,320,524
Operating expenses	2,340,026	2,446,241	2,517,665	2,677,557	9,981,489
Operating income	631,682	444,909	495,729	766,715	2,339,035
Interest expense	128,214	242,899	124,018	128,512	623,643
Other income, net	(3,252)	(10,676)	(13,777)	(3,676)	(31,381)
Earnings before income taxes	506,720	212,686	385,488	641,879	1,746,773
Income tax expense	128,707	45,245	82,163	131,890	388,005
Net earnings	$378,013	$167,441	$303,325	$509,989	$1,358,768
Per share:
Basic net earnings (2)	$0.74	$0.33	$0.60	$1.00	$2.66
Diluted net earnings (2)	0.73	0.33	0.59	0.99	2.64
Dividends declared	0.47	0.47	0.47	0.49	1.90

(1)	Sysco’s second quarter of fiscal 2022 included a charge for $115.6 million in interest expense related to the redemption of senior notes. See footnote 12 “Debt and Other Financial Arrangements.”
(2)
Quarterly basic and diluted earnings per share amounts may not add up to the full fiscal year total presented due to rounding. Basic and diluted earnings per share are calculated by dividing net earnings by basic and diluted shares outstanding, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended July 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Reporting Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2022 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2022 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2022 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2022 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in our proxy statement for the 2022 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibit and Financial Statement Schedules

(a)The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.All financial statements. See Index to Consolidated Financial Statements of this Form 10-K.

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

4.5#	—	Fortieth Supplemental Indenture dated as of December 13, 2021 among Sysco Corporation, the guarantors named therein and Trustee.

4.6#	—	Forty-First Supplemental Indenture dated as of December 14, 2021 among Sysco Corporation, the guarantors named therein and Trustee.

4.7	—
Forty-Second Supplemental Indenture dated as of December 14, 2021 among Sysco Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 2.450% Senior Notes due 2031, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 14, 2021 (File No. 1-6544).

4.8	—
Forty-Third Supplemental Indenture dated as of December 14, 2021 among Sysco Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 3.150% Senior Notes due 2051, incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 14, 2021 (File No. 1-6544).

4.9#	—	Description of Sysco Corporation Securities.

10.1	—
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
Amendment No. 2 dated as of May 20, 2021 to Credit Agreement dated as of June 28, 2019, among Sysco Corporation, Sysco Canada, Inc., Sysco EU II S.à r.l., the subsidiary guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 20, 2021 (File No. 1-6544).

10.4	—
Amendment No. 3 dated as of September 22, 2021 to Credit Agreement dated as of June 28, 2019, among Sysco Corporation, Sysco Canada, Inc., Sysco EU II S.à r.l., the subsidiary guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 22, 2021 (File No. 1-6544).

10.5	—
Amendment No. 4 dated as of October 14, 2021 to Credit Agreement dated as of June 28, 2019, among Sysco Corporation, Sysco Canada, Inc., Sysco EU II S.à r.l., the subsidiary guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544)

10.6	—
Credit Agreement dated as of April 29 2022, among Sysco Corporation, Sysco Canada, Inc., Sysco EU II S.à r.l., Bank of America N.A. as administrative agent, and certain lenders and guarantors party thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 2, 2022 (File No. 1-6544).

10.7	—
Issuing and Paying Agent Agreement, dated as of October 31, 2014, between Sysco Corporation and U.S. Bank National Association, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 27, 2014 filed on February 3, 2015 (File No. 1-6544).

10.8	—
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as issuer, and JPMorgan Morgan Securities LLC, as Dealer, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 27, 2014 filed on February 3, 2015(File No. 1-6544).

10.9	—
Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as issuer, and Goldman, Sachs & Co, as Dealer, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 27, 2014 filed on February 3, 2015(File No. 1-6544).

10.10	—
Commercial Paper Dealer Agreement, dated as of January 18, 2017, between Sysco Corporation, as issuer, and Wells Fargo Securities, LLC, as Dealer, incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

10.11	—
Commercial Paper Dealer Agreement, dated as of February 3, 2017, between Sysco Corporation, as issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

10.12	—
Issuing and Paying Agency Agreement dated April 30, 2020 between Brake Bros. Limited, as Issuer, and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 28, 2020 filed on May 6, 2020 (File No. 1-6544).

10.13	—
Dealer Agreement dated April 30, 2020 between Brake Bros. Limited, as Issuer, and Barclays Bank PLC, as Arranger, and Barclays Bank PLC, as Dealer, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 28, 2020 filed on May 6, 2020 (File No. 1-6544).

10.14	—
Demand Facility Agreement, dated as of June 30, 2011, between SFS Canada I, LP and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.15	—
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

10.18†	—
Seventh Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.19†	—
Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, effective June 29, 2013, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.20†	—
2015-1 Amendment to the Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended June 27, 2015 filed on August 25, 2015 (File No. 1-6544).

10.21†	—
Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.22†	—
First Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.23†	—
Second Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.24†	—
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

10.26†	—
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

10.29†	—	Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.30†	—
Amended and Restated Sysco Corporation Management Savings Plan, effective as of June 29, 2013, incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.31†	—
First Amendment to the Amended and Restated Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.32†	—
2016-1 Amendment to the Amended and Restated Sysco Corporation Management Savings Plan, adopted effective November 15, 2016, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2016 filed on February 7, 2017 (File No. 1-6544).

10.33†	—
Amendment 2018-1 to the Sysco Corporation Management Savings Plan, adopted effective January 1, 2018, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.34†	—
Amendment 2018-2 to the Sysco Corporation Management Savings Plan, adopted effective May 25, 2018, incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended June 30, 2018 filed on August 27, 2018(File No. 1-6544).

10.35†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.36†	—
Amendment 2017-1 to the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

10.37†	—
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

10.39†	—
Form of Stock Option Grant Agreement (Fiscal Year 2017) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended October 1, 2016 filed on November 8, 2016 (File No. 1-6544).

10.40†	—
Form of Stock Option Grant Agreement (Fiscal Year 2018) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 1-6544).

10.41†	—
Form of Stock Option Grant Agreement (Fiscal Year 2019) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 29, 2018 filed on November 6, 2018 (File No. 1-6544).

10.42†	—	Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Annex II to the Sysco Corporation Proxy Statement filed October 5, 2018 (File No. 1-6544).

10.43†	—
Sysco Corporation Short-Term Incentive Program (SIP) For Corporate SIP Bonus-Eligible Positions (Fiscal Year 2022) adopted effective July 30, 2021, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.44†	—
Form of Stock Option Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended June 29, 2019 filed on August 26, 2019(File No. 1-6544).

10.45†	—
Form of Stock Option Grant Agreement (Fiscal Year 2021) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 26, 2020 filed on November 4, 2020 (File No. 1-6544).

10.46†	—
Form of Stock Option Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.47†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2021) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan , incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 26, 2020 filed on November 4, 2020 (File No. 1-6544).

10.48†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan , incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.49†	—	Performance Share Unit Grant Agreement for Kevin P. Hourican (Replacement PSU Award) dated June 23, 2021.

10.50†	—
Performance Share Unit Agreement – Inducement Awards for Kevin Hourican dated June 23, 2021, pursuant to the Sysco 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.51†	—
Performance Share Unit Grant Agreement – Retention Award for Greg Bertrand dated August 19, 2021, pursuant to the Sysco 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.52†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2021) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 26, 2020 filed on November 4, 2020 (File No. 1-6544).

10.53†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.54†	—	Form of Sysco Protective Covenants Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.55†	—
Form of Restricted Stock Award Agreement for Directors (2021) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended January 1, 2022 filed on February 9, 2022.

10.56†	—
Form of Restricted Stock Award Agreement for Directors (2021) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan), incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended January 1, 2022 filed on February 9, 2022.

10.57†	—
Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.58†	—	Sysco Corporation Non-Employee Directors Stock Election Policy, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 30, 2019 filed on May 7, 2019 (File No. 1-6544).

10.59†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.60†	—
Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.61†	—
Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to the Form 10-K for the year ended June 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.62†	—
First Amendment to the Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.63†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.64†	—
Description of Compensation Arrangements with Non-Employee Directors, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended January 1, 2022 filed on February 9, 2022 (File No. 1-6544).

10.65†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to the Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.66†	—	Form of Severance Letter Agreement for Executive Vice Presidents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.67†	—
Letter Agreement, dated as of January 10, 2020, by and between Kevin P. Hourican and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 16, 2020 (File No. 1-6544).

10.68†	—
Letter Agreement, dated as of February 28, 2020, by and between Cathy Marie Robinson and Sysco Corporation, incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended September 26, 2020 filed on November 4, 2020 (File No. 1-6544).

10.69†	—
Letter Agreement, dated as of November 12, 2020, by and between Aaron E. Alt and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2020 filed on February 3, 2021 (File No. 1-6544).

10.70†	—
Executive Agreement, dated as of August 21, 2020, by and between Tim Ørting Jørgensen and Brakes Bros LTD, incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.71†	—
Letter Agreement, dated as of June 29, 2020, by and between Tim Ørting Jørgensen and Sysco Corporation, incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.72†	—
Letter Agreement, dated as of November 23, 2020, by and between Thomas R. Peck, Jr. and Sysco Corporation, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

21.1#	—	Subsidiaries of the Registrant.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104#	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of August 2022.

SYSCO CORPORATION
By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ KEVIN P. HOURICAN	President and Chief Executive Officer
Kevin P. Hourican	(principal executive officer)

/s/ AARON E. ALT	Executive Vice President and Chief Financial Officer
Aaron E. Alt	(principal financial officer)

/s/ ANITA A. ZIELINSKI	Senior Vice President and Chief Accounting Officer
Anita A. Zielinski	(principal accounting officer)

DIRECTORS:

/s/ DANIEL J. BRUTTO	/s/ JOHN M. HINSHAW
Daniel J. Brutto	John M. Hinshaw

/s/ JOHN M. CASSADAY	/s/ KEVIN P. HOURICAN
John M. Cassaday	Kevin P. Hourican

/s/ ALI DIBADJ	/s/ HANS-JOACHIM KOERBER
Ali Dibadj	Hans-Joachim Koerber

/s/ LARRY C. GLASSCOCK	/s/ ALISON KENNEY PAUL
Larry C. Glasscock	Alison Kenney Paul

/s/ JILL M. GOLDER	/s/ EDWARD D. SHIRLEY
Jill M. Golder	Edward D. Shirley

/s/ BRADLEY M. HALVERSON	/s/ SHEILA G. TALTON
Bradley M. Halverson	Sheila G. Talton