Form 10-Q
period 2022-10-01
SYSCO CORP
filed 2022-11-02
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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

506,767,526 shares of common stock were outstanding as of October 14, 2022.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Oct. 1, 2022	Jul. 2, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$437,670	$867,086
Accounts receivable, less allowances of $74,002 and $70,790	5,336,857	4,838,912
Inventories	4,682,609	4,437,498
Prepaid expenses and other current assets	310,131	303,789
Income tax receivable	—	35,934
Total current assets	10,767,267	10,483,219
Plant and equipment at cost, less accumulated depreciation	4,462,608	4,456,420
Other long-term assets
Goodwill	4,434,476	4,542,315
Intangibles, less amortization	906,385	952,683
Deferred income taxes	382,778	377,604
Operating lease right-of-use assets, net	704,664	723,297
Other assets	552,765	550,150
Total other long-term assets	6,981,068	7,146,049
Total assets	$22,210,943	$22,085,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,018,227	$5,752,958
Accrued expenses	2,177,793	2,270,753
Accrued income taxes	113,388	40,042
Current operating lease liabilities	94,027	105,690
Current maturities of long-term debt	555,829	580,611
Total current liabilities	8,959,264	8,750,054
Long-term liabilities
Long-term debt	10,263,331	10,066,931
Deferred income taxes	241,748	250,171
Long-term operating lease liabilities	628,861	636,417
Other long-term liabilities	971,190	967,907
Total long-term liabilities	12,105,130	11,921,426
Noncontrolling interest	31,208	31,948
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,754,409	1,766,305
Retained earnings	10,757,136	10,539,722
Accumulated other comprehensive loss	(1,711,325)	(1,482,054)
Treasury stock at cost, 258,414,989 and 256,531,543 shares	(10,450,054)	(10,206,888)
Total shareholders’ equity	1,115,341	1,382,260
Total liabilities and shareholders’ equity	$22,210,943	$22,085,688
Note: The July 2, 2022 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended
	Oct. 1, 2022	Oct. 2, 2021
Sales	$19,126,830	$16,456,546
Cost of sales	15,637,975	13,484,838
Gross profit	3,488,855	2,971,708
Operating expenses	2,754,522	2,340,026
Operating income	734,333	631,682
Interest expense	124,150	128,214
Other expense (income), net	15,281	(3,252)
Earnings before income taxes	594,902	506,720
Income taxes	129,334	128,707
Net earnings	$465,568	$378,013

Net earnings:
Basic earnings per share	$0.92	$0.74
Diluted earnings per share	0.91	0.73

Average shares outstanding	507,578,576	512,516,067
Diluted shares outstanding	510,383,149	515,782,928

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended
	Oct. 1, 2022	Oct. 2, 2021
Net earnings	$465,568	$378,013
Other comprehensive (loss) income:
Foreign currency translation adjustment	(232,182)	(87,194)
Items presented net of tax:
Amortization of cash flow hedges	2,155	2,155
Change in net investment hedges	23,509	10,165
Change in cash flow hedges	(26,390)	(429)
Amortization of prior service cost	74	74
Amortization of actuarial loss	6,891	6,367
Change in marketable securities	(3,328)	(311)
Total other comprehensive loss	(229,271)	(69,173)
Comprehensive income	$236,297	$308,840

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 2, 2022	765,174,900	$765,175	$1,766,305	$10,539,722	$(1,482,054)	256,531,543	$(10,206,888)	$1,382,260
Net earnings				465,568				465,568
Foreign currency translation adjustment					(232,182)			(232,182)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(26,390)			(26,390)
Change in net investment hedges, net of tax					23,509			23,509
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					6,965			6,965
Change in marketable securities, net of tax					(3,328)			(3,328)
Dividends declared ($0.49 per common share)				(248,154)				(248,154)
Treasury stock purchases						3,099,268	(267,727)	(267,727)
Share-based compensation awards			(11,896)			(1,215,822)	24,561	12,665
Balance as of October 1, 2022	765,174,900	$765,175	$1,754,409	$10,757,136	$(1,711,325)	258,414,989	$(10,450,054)	$1,115,341

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 3, 2021	765,174,900	$765,175	$1,619,995	$10,151,706	$(1,148,764)	253,342,595	$(9,835,216)	$1,552,896
Net earnings				378,013				378,013
Foreign currency translation adjustment					(87,194)			(87,194)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(429)			(429)
Change in net investment hedges, net of tax					10,165			10,165
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					6,441			6,441
Change in marketable securities, net of tax					(311)			(311)
Dividends declared ($0.47 per common share)				(241,428)				(241,428)
Share-based compensation awards			35,115			(517,515)	17,869	52,984
Balance as of October 2, 2021	765,174,900	$765,175	$1,655,110	$10,288,291	$(1,217,937)	252,825,080	$(9,817,347)	$1,673,292

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	13-Week Period Ended
	Oct. 1, 2022	Oct. 2, 2021
Cash flows from operating activities:
Net earnings	$465,568	$378,013
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	27,224	29,313
Depreciation and amortization	188,924	186,466
Operating lease asset amortization	27,542	28,221
Amortization of debt issuance and other debt-related costs	5,435	5,577
Deferred income taxes	(31,226)	(30,452)
Provision for losses on receivables	3,865	2,097
Other non-cash items	5,011	(201)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(576,585)	(478,671)
Increase in inventories	(283,252)	(294,517)
Increase in prepaid expenses and other current assets	(28,372)	(12,528)
Increase in accounts payable	288,517	329,523
Decrease in accrued expenses	(10,893)	(103,483)
Decrease in operating lease liabilities	(33,319)	(34,146)
Increase in accrued income taxes	109,280	69,256
Decrease (increase) in other assets	17,627	(9,345)
(Decrease) increase in other long-term liabilities	(16,740)	45,689
Net cash provided by operating activities	158,606	110,812
Cash flows from investing activities:
Additions to plant and equipment	(167,260)	(85,019)
Proceeds from sales of plant and equipment	22,448	5,627
Acquisition of businesses, net of cash acquired	(32,651)	(714,010)
Purchase of marketable securities	(3,296)	(9,925)
Proceeds from sales of marketable securities	2,650	8,700
Other investing activities	3,274	6,022
Net cash used for investing activities	(174,835)	(788,605)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	97,000	—
Other debt borrowings including senior notes	59,063	3
Other debt repayments including senior notes	(18,104)	(10,051)
Proceeds from stock option exercises	24,561	17,881
Stock repurchases	(267,727)	—
Dividends paid	(249,294)	(240,561)
Other financing activities	(45,851)	(5,003)
Net cash used for financing activities	(400,352)	(237,731)
Effect of exchange rates on cash, cash equivalents and restricted cash	(11,369)	(9,355)
Net decrease in cash, cash equivalents and restricted cash	(427,950)	(924,879)
Cash, cash equivalents and restricted cash at beginning of period	931,376	3,037,100
Cash, cash equivalents and restricted cash at end of period	$503,426	$2,112,221
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$84,010	$225,031
Income taxes, net of refunds	47,985	76,712

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022. Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Oct. 1, 2022	Oct. 2, 2021
	(In thousands)
Cash and cash equivalents	$437,670	$2,067,873
Restricted cash (1)	65,756	44,348
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$503,426	$2,112,221

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

2. NEW ACCOUNTING STANDARDS

Liabilities – Supplier Financing Programs

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs, Subtopic 405-50, that requires entities to disclose in the annual financial statements the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with information about their obligations under these programs, including a rollforward of those obligations. Additionally, the guidance requires disclosure of the outstanding amount of the obligations as of the end of each interim period. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.

The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022, which is the first quarter of fiscal 2024 for Sysco, except for the rollforward requirement, which is effective annually for fiscal years beginning after December 15, 2023, which is fiscal year 2025 for Sysco. Early adoption is permitted.

The guidance requires retrospective application to all periods in which a balance sheet is presented, except for the rollforward requirement, which will be applied prospectively. The company is currently reviewing the provisions of the new standard.

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $4.9 billion and $4.6 billion as of October 1, 2022 and July 2, 2022, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of October 1, 2022, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Oct. 1, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$2,577,255	$691,374	$236,168	$2,068	$3,506,865
Fresh and frozen meats	2,465,450	453,364	463,440	—	3,382,254
Frozen fruits, vegetables, bakery and other	1,843,464	580,032	309,197	149	2,732,842
Poultry	1,574,251	292,849	277,464	—	2,144,564
Dairy products	1,525,483	366,847	164,648	—	2,056,978
Fresh produce	1,337,919	254,737	65,244	—	1,657,900
Paper and disposables	1,022,904	144,068	209,358	15,056	1,391,386
Seafood	638,405	121,201	40,124	—	799,730
Beverage products	315,619	136,475	138,169	24,657	614,920
Other (1)	301,732	242,788	29,645	265,226	839,391
Total Sales	$13,602,482	$3,283,735	$1,933,457	$307,156	$19,126,830

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Oct. 2, 2021
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,444,461	$417,171	$474,656	$—	$3,336,288
Canned and dry products	2,076,779	581,895	137,597	—	2,796,271
Frozen fruits, vegetables, bakery and other	1,501,293	518,255	273,148	—	2,292,696
Poultry	1,351,200	241,202	229,357	—	1,821,759
Dairy products	1,101,423	305,112	140,224	—	1,546,759
Fresh produce	986,998	218,963	66,563	—	1,272,524
Paper and disposables	911,350	119,740	188,243	15,499	1,234,832
Seafood	693,013	121,465	33,224	—	847,702
Beverage products	256,385	117,220	137,515	22,089	533,209
Other (1)	280,061	254,224	23,506	216,715	774,506
Total Sales	$11,602,963	$2,895,247	$1,704,033	$254,303	$16,456,546

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

4.  ACQUISITIONS

During the first 13 weeks of fiscal 2023, the company paid cash of $32.7 million for acquisitions. These acquisitions did not have a material effect on the company’s operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of October 1, 2022, aggregate contingent consideration outstanding was $93.0 million, of which $89.0 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 fair value measurement.

Greco and Sons

On August 12, 2021, Sysco consummated its acquisition of Greco and Sons (Greco), a leading independent Italian specialty distributor in the United States, operating out of 10 distribution centers and servicing 22 geographies nationwide. Greco imports and distributes a full line of food and non-food products and manufactures specialty meat products. The acquisition also includes Bellissimo Foods Company, which distributes a broad selection of Italian and Mediterranean ingredients, including a proprietary branded line of products that are sold exclusively through the Bellissimo Foods Company distribution network, serving independent pizza and Italian restaurants. The purpose of the acquisition was to strengthen Sysco’s business within the Italian foodservice sector.

During the first quarter of fiscal 2023, the company completed the determination of fair value of the assets acquired and liabilities assumed. The company recorded certain measurement period adjustments during each quarter of fiscal 2022 and fiscal 2023, none of which were individually or in aggregate material to the company’s financial statements.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of October 1, 2022 and July 2, 2022:

	Assets Measured at Fair Value as of Oct. 1, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$183,816	$5,008	$—	$188,824
Other assets (1)	65,756	—	—	65,756
Total assets at fair value	$249,572	$5,008	$—	$254,580

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 2, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$625,281	$10,007	$—	$635,288
Other assets (1)	64,290	—	—	64,290
Total assets at fair value	$689,571	$10,007	$—	$699,578

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $10.2 billion as of October 1, 2022 and $10.5 billion as of July 2, 2022, while the carrying value was $10.8 billion as of October 1, 2022 and $10.6 billion as of July 2, 2022.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 13 weeks of fiscal 2023. The following table presents the company’s available-for-sale marketable securities as of October 1, 2022 and July 2, 2022:

	Oct. 1, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$96,457	$—	$(8,615)	$87,842	$5,955	$81,887
Government bonds	29,997	—	(1,885)	28,112	—	28,112
Total marketable securities	$126,454	$—	$(10,500)	$115,954	$5,955	$109,999

	Jul. 2, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$96,167	$8	$(5,995)	$90,180	$5,983	$84,197
Government bonds	30,070	—	(302)	29,768	—	29,768
Total marketable securities	$126,237	$8	$(6,297)	$119,948	$5,983	$113,965

As of October 1, 2022, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Oct. 1, 2022
(In thousands)
Due in one year or less	$5,955
Due after one year through five years	71,062
Due after five years through ten years	38,937
Total	$115,954

There were no significant realized gains or losses in marketable securities in the first 13 weeks of fiscal 2023.

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

Hedging of foreign currency risk

The company uses euro-bond denominated debt to hedge the foreign currency exposure of our net investment in certain foreign operations. Additionally, Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the euro, U.S. dollar, British pound sterling, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. The company enters into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of October 1, 2022 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
June 2023	Euro	500

Hedging of foreign currency risk
Various (October 2022 to January 2023)	Swedish Krona	131
Various (October 2022 to December 2022)	British Pound Sterling	10
June 2023	Euro	500

Hedging of fuel risk
Various October 2022 to December 2024)	Gallons	59

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of October 1, 2022 and July 2, 2022 are as follows:

		Derivative Fair Value
	Balance Sheet location	Oct. 1, 2022	Jul. 2, 2022
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current liabilities	$7,136	$2,820

Cash Flow Hedges:
Fuel swaps	Other current assets	$16,188	$47,170
Foreign currency forwards	Other current assets	945	633
Fuel swaps	Other assets	3	—
Fuel swaps	Other current liabilities	1,647	—
Fuel swaps	Other long-term liabilities	3,844	209

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	Oct. 1, 2022	Oct. 2, 2021
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$124,150	$128,214
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$2,376	$(2,433)
Derivatives designated as hedging instruments	(4,759)	(8,390)

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended
	Oct. 1, 2022	Oct. 2, 2021
	(In thousands)
Interest expense	$(1,939)	$(6,526)
Decrease in fair value of debt	(4,315)	(4,093)
Hedged items	$2,376	$(2,433)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended October 1, 2022 and October 2, 2021, presented on a pretax basis, are as follows:

	13-Week Period Ended Oct. 1, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(36,295)	Operating expense	$12,985
Foreign currency contracts	286	Cost of sales / Other income	—
Total	$(36,009)		$12,985

Derivatives in net investment hedging relationships:
Foreign denominated debt	$31,346	N/A	$—
Total	$31,346		$—

	13-Week Period Ended Oct. 2, 2021
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(485)	Operating expense	$7,972
Foreign currency contracts	(78)	Cost of sales / Other income	—
Total	$(563)		$7,972

Derivatives in net investment hedging relationships:
Foreign denominated debt	$13,553	N/A	$—
Total	$13,553		$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of October 1, 2022 are as follows:

	Oct. 1, 2022
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(568,766)	$7,136

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of July 2, 2022 are as follows:

	Jul. 2, 2022
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(568,601)	$2,820

8. DEBT

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. As of October 1, 2022, there were no borrowings outstanding under this facility.

Sysco has a U.S commercial paper program allowing the company to issue short-term unsecured notes. On September 2, 2022, Sysco entered into an amended and restated commercial paper dealer agreement increasing the issuance allowance from an aggregate amount not to exceed $2.0 billion to an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of October 1, 2022, there were $97.0 million in commercial paper issuances outstanding under this program.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Oct. 1, 2022	Oct. 2, 2021
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$465,568	$378,013
Denominator:
Weighted-average basic shares outstanding	507,578,576	512,516,067
Dilutive effect of share-based awards	2,804,573	3,266,861
Weighted-average diluted shares outstanding	510,383,149	515,782,928
Basic earnings per share	$0.92	$0.74
Diluted earnings per share	$0.91	$0.73

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,393,000 and 1,963,000 for the first quarter of fiscal 2023 and fiscal 2022, respectively.

10.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $236.3 million and $308.8 million for the first quarter of fiscal 2023 and fiscal 2022, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Oct. 1, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$99	$25	$74
Amortization of actuarial loss, net	Other expense, net	9,186	2,295	6,891
Total reclassification adjustments		9,285	2,320	6,965
Foreign currency translation:
Foreign currency translation adjustment	N/A	(232,182)	—	(232,182)
Marketable securities:
Change in marketable securities (1)	N/A	(4,212)	(884)	(3,328)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	(36,009)	(9,619)	(26,390)
Change in net investment hedge	N/A	31,346	7,837	23,509
Total other comprehensive income before reclassification adjustments		(4,663)	(1,782)	(2,881)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income (loss)		$(228,898)	$373	$(229,271)

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2023.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Oct. 2, 2021
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$99	$25	$74
Amortization of actuarial loss, net	Other expense, net	8,486	2,119	6,367
Total reclassification adjustments		8,585	2,144	6,441
Foreign currency translation:
Foreign currency translation adjustment	N/A	(87,194)	—	(87,194)
Marketable securities:
Change in marketable securities (1)	N/A	(393)	(82)	(311)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(563)	(134)	(429)
Change in net investment hedges	N/A	13,553	3,388	10,165
Total other comprehensive income before reclassification adjustments		12,990	3,254	9,736
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income		$(63,138)	$6,035	$(69,173)

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2022.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Oct. 1, 2022
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2022	$(1,011,335)	$(501,517)	$35,770	$(4,972)	$(1,482,054)
Equity adjustment from foreign currency translation	—	(232,182)	—	—	(232,182)
Amortization of cash flow hedges	—	—	2,155	—	2,155
Change in net investment hedges	—	—	23,509	—	23,509
Change in cash flow hedge	—	—	(26,390)	—	(26,390)
Amortization of unrecognized prior service cost	74	—	—	—	74
Amortization of unrecognized net actuarial losses	6,891	—	—	—	6,891
Change in marketable securities	—	—	—	(3,328)	(3,328)
Balance as of Oct. 1, 2022	$(1,004,370)	$(733,699)	$35,044	$(8,300)	$(1,711,325)

	13-Week Period Ended Oct. 2, 2021
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities	Total
	(In thousands)
Balance as of Jul. 3, 2021	$(1,061,991)	$(40,092)	$(51,096)	$4,415	$(1,148,764)
Equity adjustment from foreign currency translation	—	(87,194)	—	—	(87,194)
Amortization of cash flow hedges	—	—	2,155	—	2,155
Change in net investment hedges	—	—	10,165	—	10,165
Change in cash flow hedge	—	—	(429)	—	(429)
Amortization of unrecognized prior service cost	74	—	—	—	74
Amortization of unrecognized net actuarial losses	6,367	—	—	—	6,367
Change in marketable securities	—	—	—	(311)	(311)
Balance as of Oct. 2, 2021	$(1,055,550)	$(127,286)	$(39,205)	$4,104	$(1,217,937)

11.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 13 weeks of fiscal 2023, options to purchase 882,359 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 13 weeks of fiscal 2023 was $24.58.

In the first 13 weeks of fiscal 2023, employees were granted 420,627 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 13 weeks of fiscal 2023 was $85.43.

The PSUs will convert into shares of Sysco common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 13 weeks of fiscal 2023, employees were granted 172,987 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 13 weeks of fiscal 2023 was $85.38.

Employee Stock Purchase Plan

Plan participants purchased 326,226 shares of common stock under the ESPP during the first 13 weeks of fiscal 2023. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $10.61 during the first 13 weeks of fiscal 2023. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $27.2 million and $29.3 million for the first 13 weeks of fiscal 2023 and fiscal 2022, respectively.

As of October 1, 2022, there was $152.0 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.16 years.

12.  INCOME TAXES

Effective Tax Rate

The effective tax rate for the first quarter of fiscal 2023 was 21.74% and was favorably impacted by the excess tax benefits of equity-based compensation, which totaled $8.9 million. The effective tax rate for the first quarter of fiscal 2022 was 25.40%. As compared to the company’s statutory tax rate, the higher effective tax rate for the first quarter of fiscal 2022 was impacted by the increase in our reserve for uncertain tax positions of $12.0 million, partially offset by (1) the favorable impact of corporate owned life insurance policies that total $1.9 million, and (2) the favorable impact of excess tax benefits of equity-based compensation that totaled $1.4 million.

Uncertain Tax Positions

As of October 1, 2022, the gross amount of unrecognized tax benefit and related accrued interest was $32.4 million and $6.6 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, our Asian specialty distribution company and a number of other small specialty businesses that are not material to our operations;
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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended
	Oct. 1, 2022	Oct. 2, 2021
Sales:	(In thousands)
U.S. Foodservice Operations	$13,602,482	$11,602,963
International Foodservice Operations	3,283,735	2,895,247
SYGMA	1,933,457	1,704,033
Other	307,156	254,303
Total	$19,126,830	$16,456,546

	13-Week Period Ended
	Oct. 1, 2022	Oct. 2, 2021
Operating income (loss):	(In thousands)
U.S. Foodservice Operations	$903,828	$797,523
International Foodservice Operations	87,208	36,676
SYGMA	5,471	(2,447)
Other	11,538	6,456
Total segments	1,008,045	838,208
Global Support Center	(273,712)	(206,526)
Total operating income	734,333	631,682
Interest expense	124,150	128,214
Other expense (income), net	15,281	(3,252)
Earnings before income taxes	$594,902	$506,720

15. SUBSEQUENT EVENTS

In October 2022, Sysco and an independent fiduciary of the Sysco Corporation Retirement Plan (the Plan), entered into a commitment agreement with Massachusetts Mutual Life Insurance Company (the Insurer), which has AA+, Aa3, and A++ credit ratings from S&P Global, Moody’s, and AM Best, respectively, under which the Plan agreed to purchase a nonparticipating single premium group annuity contract that will transfer to the Insurer approximately $700 million of the Plan’s defined benefit pension obligations related to certain pension benefits.

The purchase of the group annuity contract by the Plan closed on October 25, 2022. The contract covers approximately 10,000 Sysco participants and beneficiaries (the Transferred Participants). Under the group annuity contract, the Insurer will make an unconditional and irrevocable commitment to pay the pension benefits of each Transferred Participant that are due on or after January 1, 2023. The transaction will result in no changes to the amount of benefits payable to the Transferred Participants.

As a result of the transaction, the company expects to recognize a one-time, non-cash pre-tax pension settlement charge of approximately $250 to $300 million in the second quarter of fiscal 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of July 2, 2022, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022 (our fiscal 2022 Form 10-K), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

Highlights

Our first quarter of fiscal 2023 results reflected continued positive momentum in our business to start the fiscal year, delivering our highest ever quarterly sales at Sysco. We generated double-digit sales and earnings growth compared to the same period last year, driven by higher volumes, effective management of inflation and market share gains. We continued to advance our Recipe For Growth strategy, including within our International Foodservice Operations segment, while addressing operational improvement opportunities. See below for a comparison of our fiscal 2023 results to our fiscal 2022 results, both including and excluding Certain Items (as defined below).

Comparisons of results from the first quarter of fiscal 2023 to the first quarter of fiscal 2022 are presented below:

•Sales:
◦increased 16.2%, or $2.7 billion, to $19.1 billion;
•Operating income:
◦increased 16.3%, or $102.7 million, to $734.3 million;
◦adjusted operating income increased 12.4%, or $85.2 million, to $770.3 million;
•Net earnings:
◦increased 23.2%, or $87.6 million, to $465.6 million;
◦adjusted net earnings increased 14.6%, or $62.7 million, to $492.6 million;
•Basic earnings per share:
◦increased 24.3%, or $0.18, to $0.92 per share;
•Diluted earnings per share:
◦increased 24.7%, or $0.18, to $0.91 per share;
◦adjusted diluted earnings per share increased 16.9%, or $0.14, to $0.97 in fiscal 2023;
•EBITDA:
◦increased 10.5%, or $86.6 million, to $908.0 million; and
◦adjusted EBITDA increased 7.5%, or $64.1 million, to $916.9 million.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, as we believe these metrics provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions; and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances.

The fiscal 2023 and fiscal 2022 items discussed above are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our total Sysco and our International Foodservice Operations results on a constant currency basis.

Trends

Economic and Industry Trends

The food-away-from-home sector experienced growth in the first quarter of fiscal 2023. Restaurants continued to be resilient and our travel/hospitality and business/industry segments results posted year-over-year improvements. We are closely monitoring macro-economic conditions for signs of business slow down. At this time, we are not seeing recession concerns negatively impacting our business results. We have experienced a strong start to the year in both national and local sales, which has driven market share gains overall, as we grew more than 1.4 times the market for the period. We are on track to deliver our stated growth objective for the year, as we see continued growth opportunities, particularly in the non-commercial sector.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. The most significant factor affecting performance in the first quarter of fiscal 2023 was volume growth, as we experienced strong results from both national and local customers driven by a 5.4% improvement in local case volume and an 7.3% improvement in total case volume within our U.S. Foodservice segment, in each instance as compared to the first quarter of fiscal 2022. This volume reflects our broadline and specialty businesses except with our specialty meats business which measures its volume in pounds. This growth enabled us to gain market share during the first quarter of fiscal 2023. We expect to continue seeing momentum on our rate of growth and are on track to exceed our stated goal of achieving growth at a rate of 1.5 times the industry in fiscal 2024.

Product cost inflation has also been a driver of our sales and gross profit performance. We experienced inflation at a rate of 9.7% in the first quarter of fiscal 2023 at the total enterprise level, primarily driven by inflation in the dairy and frozen categories. We continue to be successful in managing our inflation, resulting in an increase in gross profit dollars. Gross margin increased 18 basis points in the first quarter of fiscal 2023, as compared to the same prior year period, primarily driven by higher volumes, the effective management of inflation and progress against our partnership growth management initiatives.

Operating Expense Trends

Total operating expenses increased 17.7% during the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, driven by increased volumes, cost inflation, continued operational cost pressures from the operating environment and our planned investments to drive our transformation initiatives under our Recipe For Growth strategy. This quarter included transformation investments of $63.4 million, new-associate related productivity costs of $41.1 million and a sequential improvement in business recovery costs. We continued to invest in associate retention and best-in-class training, primarily for transportation and warehouse staff. Our Sysco Driver Academy is contributing to improved retention and productivity, and we expect to see this trend improve, as the percentage of drivers trained from within Sysco continues to grow. We believe the advancements we are making in our physical capabilities, and the investments we are making in improved training, will provide improved service levels to our customers and strengthen Sysco’s ability to profitably win market share in the coming quarters and years.

Pension Settlement Charge

As discussed in Note 15. “Subsequent Events,” the Sysco Corporation Retirement Plan (the Plan), entered into a commitment agreement to purchase a nonparticipating single premium group annuity contract that will transfer approximately $700 million of the Plan’s defined benefit pension obligations related to certain pension benefits. As a result of the transaction, we expect to recognize a one-time, non-cash pre-tax pension settlement charge of approximately $250 to $300 million in the second quarter of fiscal 2023. The actual charge will depend on finalization of the actuarial and other assumptions. This charge will be treated as a Certain Item. We will also compute a new amount of on-going expense for the Plan for the remainder of the fiscal year.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy, where we plan to reinforce our existing businesses, while cultivating new channels, new segments and new capabilities. We have completed the following acquisitions thus far in fiscal 2023:

•In the first quarter of fiscal 2023, we acquired two small U.S.-based independent Italian food distributors as part of our plan to meaningfully scale our growing Italian platform.

The results of these acquisitions were not material to the consolidated results of the company for the first quarter of fiscal 2023.

Strategy

Our purpose is “Connecting the World to Share Food and Care for One Another.” Purpose driven companies are believed to perform better, and we believe our purpose will assist us to grow substantially faster than the foodservice distribution industry and deliver profitable growth through our “Recipe for Growth” transformation. This growth transformation is supported by strategic pillars that we believe will allow us to better serve our customers, including our digital, products and solutions, supply chain, customer teams, and future horizons strategies.

Our various business transformation initiatives remain on track, such as the personalization engine that is currently under construction and has proved to be beneficial to our pilot customers. Additionally, we are improving our merchandising and marketing solutions by developing improved strategies for specific cuisine segments, and we are developing a more nimble, accessible and productive supply chain that is better positioned to support customers in their business recovery. Our strategic initiatives to increase delivery frequency and enable omni-channel inventory fulfillment remain on track. From these actions as a part of our Recipe for Growth, the benefits of our developing capabilities is apparent in the new customers we are winning and in the progress we are making towards increasing market share. We expect that, as our Recipe for Growth matures, the impact on our top-line growth will continue to accelerate. We are committed to profitably growing 1.5 times the market by the end of fiscal 2024, the third year of our three-year strategic plan.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Oct. 1, 2022	Oct. 2, 2021
Sales	100.0%	100.0%
Cost of sales	81.8	81.9
Gross profit	18.2	18.1
Operating expenses	14.4	14.2
Operating income	3.8	3.8
Interest expense	0.6	0.8
Other (income) expense, net	0.1	—
Earnings before income taxes	3.1	3.1
Income taxes	0.7	0.8
Net earnings	2.4%	2.3%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Oct. 1, 2022
Sales	16.2%
Cost of sales	16.0
Gross profit	17.4
Operating expenses	17.7
Operating income	16.3
Interest expense	(3.2)
Other (income) expense, net (1)	(569.9)
Earnings before income taxes	17.4
Income taxes	0.5
Net earnings	23.2%
Basic earnings per share	24.3%
Diluted earnings per share	24.7
Average shares outstanding	(1.0)
Diluted shares outstanding	(1.0)

(1)	Other (income) expense, net was expense of $15.3 million and income of $3.3 million in the first quarter of fiscal 2023 and fiscal 2022, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Oct. 1, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$13,602,482	$3,283,735	$1,933,457	$307,156	$—	$19,126,830
Sales increase	17.2%	13.4%	13.5%	20.8%		16.2%
Percentage of total	71.1%	17.2%	10.1%	1.6%		100.0%

Operating income (loss)	$903,828	$87,208	$5,471	$11,538	$(273,712)	$734,333
Operating income (loss) increase	13.3%	137.8%	NM	78.7%	32.5%	16.3%
Percentage of total segments	89.7%	8.7%	0.5%	1.1%		100.0%
Operating income as a percentage of sales	6.6%	2.7%	0.3%	3.8%		3.8%

	13-Week Period Ended Oct. 2, 2021
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$11,602,963	$2,895,247	$1,704,033	$254,303	$—	$16,456,546
Percentage of total	70.5%	17.6%	10.4%	1.5%		100.0%

Operating income (loss)	$797,523	$36,676	$(2,447)	$6,456	$(206,526)	$631,682
Percentage of total segments	95.1%	4.4%	(0.3)%	0.8%		100.0%
Operating income (loss) as a percentage of sales	6.9%	1.3%	(0.1)%	2.5%		3.8%

Based on information in Note 14, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, in the first quarter of fiscal 2023, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 88.3% of Sysco’s overall sales and 98.4% of total segment operating income, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Oct. 1, 2022	13-Week Period Ended Oct. 2, 2021	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$13,602,482	$11,602,963	$1,999,519	17.2%
Gross profit	2,612,343	2,185,154	427,189	19.5
Operating expenses	1,708,515	1,387,631	320,884	23.1
Operating income	$903,828	$797,523	$106,305	13.3%

Gross profit	$2,612,343	$2,185,154	$427,189	19.5%
Adjusted operating expenses (Non-GAAP)	1,698,570	1,389,394	309,176	22.3
Adjusted operating income (Non-GAAP)	$913,773	$795,760	$118,013	14.8%

Sales
The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	6.2%	$714.1
Inflation	9.8	1,137.1
Other (2)	1.2	148.3
Total change in sales	17.2%	$1,999.5

(1)	Case volumes increased 7.3% compared to the first quarter of fiscal 2022. This volume increase resulted in a 6.2% increase in the dollar value of sales compared to the first quarter of fiscal 2022.
(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from these specialty meats operations is included within “Other.”

The primary drivers of the sales increase in the first quarter of fiscal 2023 were inflation, along with an improvement in case volume in our U.S. Foodservice Operations, which was largely the result of the impact of our Recipe for Growth initiatives. Case volumes from our U.S. Foodservice Operations increased 7.3% in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022. This included a 5.4% increase in local customer case volume in the first quarter of fiscal 2023.

Operating Income

The increase in operating income for the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, was driven by gross profit dollar growth and partially offset by an increase in operating expenses.

Gross profit dollar growth in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, was driven primarily by the improvement in local cases stemming from: (1) the impact of our Recipe for Growth initiatives, (2) management of higher inflation and (3) optimization of our business processes and performance. The estimated change in product costs, an internal measure of inflation or deflation, for the first quarter of fiscal 2023 for our U.S. Broadline operations was 12.0%. For the first quarter of fiscal 2023, this change in product costs was primarily driven by inflation in the dairy and frozen categories. Gross margin, which is gross profit as a percentage of sales, was 19.2% in the first quarter of fiscal 2023 for our U.S. Foodservice Operations, which was an increase of 37 basis points compared to gross margin of 18.8% in the first quarter of fiscal 2022.

The increase in operating expenses for the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, was primarily driven by variable costs associated with increased volumes and costs for employee training and retention designed to improve productivity.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Oct. 1, 2022	13-Week Period Ended Oct. 2, 2021	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$3,283,735	$2,895,247	$388,488	13.4%
Gross profit	649,265	589,134	60,131	10.2
Operating expenses	562,057	552,458	9,599	1.7
Operating income	$87,208	$36,676	$50,532	137.8%

Gross profit	$649,265	$589,134	$60,131	10.2%
Adjusted operating expenses (Non-GAAP)	542,136	525,017	17,119	3.3
Adjusted operating income (Non-GAAP)	$107,129	$64,117	$43,012	67.1%

Sales on a constant currency basis (Non-GAAP)	$3,599,186	$2,895,247	$703,939	24.3%
Gross profit on a constant currency basis (Non-GAAP)	721,025	589,134	131,891	22.4
Adjusted operating expenses on a constant currency basis (Non-GAAP)	606,843	525,017	81,826	15.6
Adjusted operating income (Non-GAAP)	$114,182	$64,117	$50,065	78.1%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	14.5%	$418.5
Foreign currency	(10.9)	(315.5)
Other (1)	9.8	285.5
Total change in sales	13.4%	$388.5

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the first quarter of fiscal 2023 were higher, as compared to the first quarter of fiscal 2022, primarily due to inflation along with an improvement in volume, some of which was attributable to our Recipe for Growth initiatives. Partially offsetting these increases was the negative impact of foreign currency translation.

Operating Income

The increase in operating income for the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, was due to the continuing increase in sales volumes, along with specific efforts to optimize our gross profit while addressing our increased operating expenses.

The increase in gross profit dollars in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, was attributable to the increase in sales volume and the management of inflation, along with specific efforts to optimize our gross profit dollars.

The increase in operating expenses for the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, was primarily due to increased volume.

Results of SYGMA and Other Segment

For SYGMA, sales were 13.5% higher in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, primarily from an increase in case volumes driven by the success of national and regional quick service restaurants and inflation. Operating income increased by $7.9 million in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, primarily due to the increase in case volumes and fee increases to customers.

For the operations that are grouped within Other, operating income increased $5.1 million in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, primarily due to the recovery of our hospitality business, Guest Worldwide. Volume for this business has improved, as hospitality occupancy rates have grown from prior year levels.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the first quarter of fiscal 2023 increased $59.5 million, or 28.8%, as compared to the first quarter of fiscal 2022, primarily due to investments for our Recipe for Growth strategy, higher associate-related expenses, partially from centralization of certain functions, and an increase in self-insurance reserves.

Included in Global Support Center expenses are Certain Items that totaled $6.1 million in the first quarter of fiscal 2023, as compared to $27.7 million in the first quarter of fiscal 2022. Certain Items impacting the first quarter of fiscal 2023 were primarily expenses associated with our business technology transformation initiatives. Certain Items impacting the first quarter of fiscal 2022 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions.

Interest Expense

Interest expense decreased $4.1 million for the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, primarily attributable to lower debt levels.

Other income and expense

Other (income) expense, net was expense of $15.3 million and income of $3.3 million in the first quarter of fiscal 2023 and fiscal 2022, respectively. The expense in the first quarter of fiscal 2023 was primarily attributable to expenses from our U.S. Sysco Corporation Retirement Plan due to increased interest rates and lower plan asset values as compared to fiscal 2022.

Net Earnings

Net earnings increased 23.2% in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, due primarily to the items noted above for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 14.6% in the first quarter of fiscal 2023, primarily due to an increase in sales volume, partially offset by an unfavorable tax expense compared to the prior year.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2023 were $0.92, a 24.3% increase from the comparable prior year amount of $0.74 per share. Diluted earnings per share in the first quarter of fiscal 2023 were $0.91, a 24.7% increase from the comparable prior year period amount of $0.73 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first quarter of fiscal 2023 were $0.97, a 16.9% increase from the comparable prior year amount of $0.83 per share.

Non-GAAP Reconciliations

Our discussion of our results includes certain non-GAAP financial measures, such as EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow and EBITDA, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of: (1) restructuring and transformational project costs consisting of: (a) restructuring charges, (b) expenses associated with our various transformation initiatives and (c) facility closure and severance charges; (2) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions; and (3) the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance related to COVID-related personal protection equipment inventory. Our results for fiscal 2022 were also impacted by an increase in reserves for uncertain tax positions.

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

Sysco has a history of growth through acquisitions and excludes from its non-GAAP financial measures the impact of acquisition-related intangible amortization, acquisition costs and due-diligence costs for those acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2023 and fiscal 2022.

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

	13-Week Period Ended Oct. 1, 2022	13-Week Period Ended Oct. 2, 2021	Change in Dollars	% Change
Sales (GAAP)	$19,126,830	$16,456,546	$2,670,284	16.2%
Impact of currency fluctuations (1)	319,162	—	319,162	2.0
Comparable sales using a constant currency basis (Non-GAAP)	$19,445,992	$16,456,546	$2,989,446	18.2%

Cost of sales (GAAP)	$15,637,975	$13,484,838	$2,153,137	16.0%
Impact of inventory valuation adjustment (2)	2,571	—	2,571	—
Cost of sales adjusted for Certain Items (Non-GAAP)	$15,640,546	$13,484,838	$2,155,708	16.0%

Gross profit (GAAP)	$3,488,855	$2,971,708	$517,147	17.4%
Impact of inventory valuation adjustment (2)	(2,571)	—	(2,571)	(0.1)
Comparable gross profit adjusted for Certain Items (Non-GAAP)	3,486,284	2,971,708	514,576	17.3
Impact of currency fluctuations (1)	73,035	—	73,035	2.5
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,559,319	$2,971,708	$587,611	19.8%

Gross margin (GAAP)	18.24%	18.06%		18 bps
Impact of inventory valuation adjustment (2)	(0.01)%	—%		-1 bps
Comparable gross margin adjusted for Certain Items (Non-GAAP)	18.23%	18.06%		17 bps
Impact of currency fluctuations (1)	0.07	—		7 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.30%	18.06%		24 bps

Operating expenses (GAAP)	$2,754,522	$2,340,026	$414,496	17.7%
Impact of restructuring and transformational project costs (3)	(11,645)	(24,511)	12,866	52.5
Impact of acquisition-related costs (4)	(29,454)	(35,926)	6,472	18.0
Impact of bad debt reserve adjustments (5)	2,592	7,061	(4,469)	(63.3)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,716,015	2,286,650	429,365	18.8
Impact of currency fluctuations (1)	70,695	—	70,695	3.1
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,786,710	$2,286,650	$500,060	21.9%

Operating expense as a percentage of sales (GAAP)	14.40%	14.22%		18 bps
Impact of certain item adjustments	(0.20)%	(0.32)%		12 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.20%	13.90%		30 bps

Operating income (GAAP)	$734,333	$631,682	$102,651	16.3%
Impact of inventory valuation adjustment (2)	(2,571)	—	(2,571)	NM
Impact of restructuring and transformational project costs (3)	11,645	24,511	(12,866)	(52.5)
Impact of acquisition-related costs (4)	29,454	35,926	(6,472)	(18.0)
Impact of bad debt reserve adjustments (5)	(2,592)	(7,061)	4,469	63.3
Operating income adjusted for Certain Items (Non-GAAP)	770,269	685,058	85,211	12.4
Impact of currency fluctuations (1)	2,340	—	2,340	0.4
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$772,609	$685,058	$87,551	12.8%

Operating margin (GAAP)	3.84%	3.84%		0 bps

	13-Week Period Ended Oct. 1, 2022	13-Week Period Ended Oct. 2, 2021	Change in Dollars	% Change
Operating margin adjusted for Certain Items (Non-GAAP)	4.03%	4.16%		-13 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.97%	4.16%		-19 bps

Net earnings (GAAP)	$465,568	$378,013	$87,555	23.2%
Impact of inventory valuation adjustment (2)	(2,571)	—	(2,571)	NM
Impact of restructuring and transformational project costs (3)	11,645	24,511	(12,866)	(52.5)
Impact of acquisition-related costs (4)	29,454	35,926	(6,472)	(18.0)
Impact of bad debt reserve adjustments (5)	(2,592)	(7,061)	4,469	63.3
Tax impact of inventory valuation adjustment (6)	637	—	637	NM
Tax impact of restructuring and transformational project costs (6)	(2,884)	(6,186)	3,302	53.4
Tax impact of acquisition-related costs (6)	(7,295)	(9,066)	1,771	19.5
Tax impact of bad debt reserves adjustments (6)	642	1,782	(1,140)	(64.0)
Impact of adjustments to uncertain tax positions	—	12,000	(12,000)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$492,604	$429,919	$62,685	14.6%

Diluted earnings per share (GAAP)	$0.91	$0.73	$0.18	24.7%
Impact of inventory valuation adjustment (2)	(0.01)	—	(0.01)	NM
Impact of restructuring and transformational project costs (3)	0.02	0.05	(0.03)	(60.0)
Impact of acquisition-related costs (4)	0.06	0.07	(0.01)	(14.3)
Impact of bad debt reserve adjustments (5)	(0.01)	(0.01)	—	—
Tax impact of restructuring and transformational project costs (6)	(0.01)	(0.01)	—	—
Tax impact of acquisition-related costs (6)	(0.01)	(0.02)	0.01	50.0
Impact of adjustments to uncertain tax positions	—	0.02	(0.02)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	$0.97	$0.83	$0.14	16.9%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory.
(3)
Fiscal 2023 includes $4 million related to restructuring, severance, and facility closure charges and $8 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2022 includes $16 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $8 million related to restructuring charges.

(4)
Fiscal 2023 includes $26 million of intangible amortization expense and $4 million in acquisition and due diligence costs. Fiscal 2022 includes $22 million of intangible amortization expense and $14 million in acquisition and due diligence costs, which are primarily included in Global Support Center expenses.

(5)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(6)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(7)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Oct. 1, 2022	13-Week Period Ended Oct. 2, 2021	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,708,515	$1,387,631	$320,884	23.1%
Impact of restructuring and transformational project costs	48	(3)	51	NM
Impact of acquisition-related costs (1)	(12,585)	(4,654)	(7,931)	NM
Impact of bad debt reserve adjustments (2)	2,592	6,420	(3,828)	(59.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,698,570	$1,389,394	$309,176	22.3%

Operating income (GAAP)	$903,828	$797,523	$106,305	13.3%
Impact of restructuring and transformational project costs	(48)	3	(51)	NM
Impact of acquisition-related costs (1)	12,585	4,654	7,931	NM
Impact of bad debt reserve adjustments (2)	(2,592)	(6,420)	3,828	59.6
Operating income adjusted for Certain Items (Non-GAAP)	$913,773	$795,760	$118,013	14.8%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,283,735	$2,895,247	$388,488	13.4%
Impact of currency fluctuations (3)	315,451	—	315,451	10.9
Comparable sales using a constant currency basis (Non-GAAP)	$3,599,186	$2,895,247	$703,939	24.3%

Gross profit (GAAP)	$649,265	$589,134	$60,131	10.2%
Impact of currency fluctuations (3)	71,760	—	71,760	12.2
Comparable gross profit using a constant currency basis (Non-GAAP)	$721,025	$589,134	$131,891	22.4%

Gross margin (GAAP)	19.77%	20.35%		-58 bps
Impact of currency fluctuations (3)	0.26	—		26 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.03%	20.35%		-32 bps

Operating expenses (GAAP)	$562,057	$552,458	$9,599	1.7%
Impact of restructuring and transformational project costs (4)	(3,907)	(9,426)	5,519	58.6
Impact of acquisition-related costs (5)	(16,014)	(18,656)	2,642	14.2
Impact of bad debt reserve adjustments (2)	—	641	(641)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	542,136	525,017	17,119	3.3
Impact of currency fluctuations (3)	64,707	—	64,707	12.3
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$606,843	$525,017	$81,826	15.6%

Operating income (GAAP)	$87,208	$36,676	$50,532	NM
Impact of restructuring and transformational project costs (4)	3,907	9,426	(5,519)	(58.6)
Impact of acquisition-related costs (5)	16,014	18,656	(2,642)	(14.2)
Impact of bad debt reserve adjustments (2)	—	(641)	641	NM
Operating income adjusted for Certain Items (Non-GAAP)	107,129	64,117	43,012	67.1
Impact of currency fluctuations (3)	7,053	—	7,053	11.0
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$114,182	$64,117	$50,065	78.1%

SYGMA
Operating expenses (GAAP)	$148,422	$140,604	$7,818	5.6%
Operating (loss) income (GAAP)	5,471	(2,447)	7,918	NM

OTHER
Operating expenses (GAAP)	$69,300	$52,565	$16,735	31.8%
Operating income (GAAP)	11,538	6,456	5,082	78.7

	13-Week Period Ended Oct. 1, 2022	13-Week Period Ended Oct. 2, 2021	Change in Dollars	%/bps Change

GLOBAL SUPPORT CENTER
Gross (loss) profit (GAAP)	$(7,484)	$242	$(7,726)	NM
Impact of inventory valuation adjustment (6)	(2,571)	—	(2,571)	NM
Comparable gross profit (loss) adjusted for Certain Items (Non-GAAP)	$(10,055)	$242	$(10,297)	NM

Operating expenses (GAAP)	$266,228	$206,768	$59,460	28.8%
Impact of restructuring and transformational project costs (7)	(7,786)	(15,082)	7,296	48.4
Impact of acquisition-related costs (8)	(855)	(12,616)	11,761	93.2
Operating expenses adjusted for Certain Items (Non-GAAP)	$257,587	$179,070	$78,517	43.8%

Operating loss (GAAP)	$(273,712)	$(206,526)	$(67,186)	(32.5)%
Impact of inventory valuation adjustment (6)	(2,571)	—	(2,571)	NM
Impact of restructuring and transformational project costs (7)	7,786	15,082	(7,296)	(48.4)
Impact of acquisition-related costs (8)	855	12,616	(11,761)	(93.2)
Operating loss adjusted for Certain Items (Non-GAAP)	$(267,642)	$(178,828)	$(88,814)	(49.7)%

(1)	Fiscal 2023 and fiscal 2022 include intangible amortization expense and acquisition costs.
(2)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
NM represents that the percentage change is not meaningful.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA should not be used as a substitute for the most comparable GAAP measure in assessing Sysco’s overall financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2022 Form 10-K for discussions regarding this non-GAAP performance metric. Set forth below is a reconciliation of actual net earnings to EBITDA and to adjusted EBITDA results for the periods presented (dollars in thousands):

	13-Week Period Ended Oct. 1, 2022	13-Week Period Ended Oct. 2, 2021	Change in Dollars	% Change
Net earnings (GAAP)	$465,568	$378,013	$87,555	23.2%
Interest (GAAP)	124,150	128,214	(4,064)	(3.2)
Income taxes (GAAP)	129,334	128,707	627	0.5
Depreciation and amortization (GAAP)	188,924	186,466	2,458	1.3
EBITDA (Non-GAAP)	$907,976	$821,400	$86,576	10.5%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$(2,571)	$—	$(2,571)	NM
Impact of restructuring and transformational project costs (2)	10,509	24,247	(13,738)	(56.7)
Impact of acquisition-related costs (3)	3,546	14,221	(10,675)	(75.1)
Impact of bad debt reserve adjustments (4)	(2,592)	(7,061)	4,469	63.3
EBITDA adjusted for Certain Items (Non-GAAP) (5)	$916,868	$852,807	$64,061	7.5%

(1)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory.
(2)
Fiscal 2023 and fiscal 2022 include charges related to restructuring, severance, and facility closures, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.

(3)	Fiscal 2023 and fiscal 2022 include acquisition and due diligence costs.
(4)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $3 million and $2 million or non-cash stock compensation expense of $27 million and $29 million in fiscal 2023 and fiscal 2022, respectively.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

As of October 1, 2022, we had $437.7 million in cash and cash equivalents. We produced positive free cash flow in a period of higher working capital investments, capital expenditures and investments towards our Recipe for Growth strategy. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 13 weeks of fiscal 2023 to the first 13 weeks of fiscal 2022 are provided.

On September 2, 2022, we upsized our commercial paper program to $3.0 billion. The commercial paper program allows the company to issue short-term, senior unsecured notes. The notes are pari passu with the company’s other senior unsecured debt, including its senior notes and revolving credit facility. We intend to use any proceeds from the commercial paper program for general corporate purposes.

	13-Week Period Ended Oct. 1, 2022	13-Week Period Ended Oct. 2, 2021
Source of cash (use of cash)	(In thousands)
Net cash provided by operating activities (GAAP)	$158,606	$110,812
Additions to plant and equipment	(167,260)	(85,019)
Proceeds from sales of plant and equipment	22,448	5,627
Free Cash Flow (Non-GAAP) (1)	$13,794	$31,420

Acquisition of businesses, net of cash acquired	$(32,651)	$(714,010)
Debt borrowings (repayments), net	137,959	(10,048)
Stock repurchases	(267,727)	—
Dividends paid	(249,294)	(240,561)

(1)
Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2022 Form 10-K for discussions regarding this non-GAAP performance metric.

Sources and Uses of Cash

Sysco generates cash in the U.S and internationally. As of October 1, 2022, we had $437.7 million in cash and cash equivalents, approximately 85% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and, to a lesser extent, external borrowings. Traditionally, our operations have produced significant cash flow and, due to our strong financial position, we believe that we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. Remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper program and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next twelve months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $158.6 million in cash flows from operations in the first 13 weeks of fiscal 2023, compared to cash flows from operations of $110.8 million in the first 13 weeks of fiscal 2022. In the first 13 weeks of fiscal 2023, these amounts included year-over-year unfavorable comparisons on working capital due to higher accounts receivables and a decrease in accounts payable. Changes in working capital had a negative impact of $127.7 million on cash flows from operations period-over-period.

Included in the change in accrued expenses were positive comparisons, primarily from accrued interest, earnout liabilities, and self-insurance in the first 13 weeks of fiscal 2023 in comparison to the first 13 weeks of fiscal 2022.

Income taxes positively impacted cash flows from operations, as estimated payments made in the first quarter of fiscal 2023 were lower than in fiscal 2022 due to overpayments in the prior year.

Investing Activities

Our capital expenditures in the first 13 weeks of fiscal 2023 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 13 weeks of fiscal 2023 were $82.2 million higher than in the first 13 weeks of fiscal 2022, as we made investments to advance our Recipe for Growth strategy.

During the first 13 weeks of fiscal 2023, we paid $32.7 million, net of cash acquired, for acquisitions compared to $714.0 million in acquisitions made in the first 13 weeks of fiscal 2022.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $24.6 million in the first 13 weeks of fiscal 2023, as compared to $17.9 million in the first 13 weeks of fiscal 2022. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We commenced our share repurchase program during the second quarter of fiscal 2022. We repurchased 3.1 million shares for $267.7 million during the first 13 weeks of fiscal 2023. As of October 1, 2022, we had a remaining authorization of approximately $4.2 billion.

Dividends paid in the first quarter of fiscal 2023 were $249.3 million, or $0.49 per share, as compared to $240.6 million, or $0.47 per share, in the first quarter of fiscal 2022. In August 2022, we declared our regular quarterly dividend for the first quarter of fiscal 2023 of $0.49 per share, which was paid in October 2022.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at October 1, 2022 are disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s now $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of October 1, 2022, Sysco had a total of $10.0 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2022 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Oct. 1, 2022	Jul. 2, 2022
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$218,392	$264,378
Current assets	5,714,872	5,658,972
Total current assets	$5,933,264	$5,923,350
Notes receivable from non-obligor subsidiaries	$91,138	$91,067
Other noncurrent assets	3,969,771	3,910,951
Total noncurrent assets	$4,060,909	$4,002,018

LIABILITIES
Payables due to non-obligor subsidiaries	$60,283	$62,441
Other current liabilities	2,826,594	2,765,756
Total current liabilities	$2,886,877	$2,828,197
Notes payable to non-obligor subsidiaries	$272,099	$315,753
Long-term debt	9,718,645	9,501,842
Other noncurrent liabilities	1,206,767	1,190,177
Total noncurrent liabilities	$11,197,511	$11,007,772

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	13-Week Period Ended Oct. 1, 2022
(In thousands)
Sales	$12,200,611
Gross profit	2,216,571
Operating income	630,507
Interest expense from non-obligor subsidiaries	5,588
Net earnings	375,655

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to goodwill and intangible assets, income taxes, company-sponsored pension plans, allowance for doubtful accounts and inventory valuation, which are described in Item 7 of our fiscal 2022 Form 10-K.

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
•the expected maturity of $482.3 million of debt in the next 12 months;
•our intention to repay our long-term debt with cash on hand, cash flow from operations, issuances of commercial paper, issuances of senior notes, or a combination thereof.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this document and those discussed in Item 1A of our fiscal 2022 Form 10-K:

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our fiscal 2022 Form 10-K and in Item 1A of Part II of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our fiscal 2022 Form 10-K. There have been no significant changes to our market risks since July 2, 2022.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 1, 2022, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended October 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in Item 1A of our fiscal 2022 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the first quarter of fiscal 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
July 3 - July 30	3,099,268	$86.37	267,680,804	—
Month #2
July 31 - Aug 27	4,638	86.18	399,720	—
Month #3
Aug 28 - October 1	1,191	83.89	99,913	—
Totals	3,105,097	$86.37	268,180,437	—

(1)	The total number of shares purchased includes 0, 4,638 and 1,191 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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

10.1#	—	Form of Amended and Restated Commercial Paper Dealer Agreement, dated as of September 2, 2022, by and between Sysco Corporation, as Issuer, and the applicable Dealer party thereto.

10.2#	—
Amended and Restated Issuing and Paying Agent Agreement, dated as of September 2, 2022, by and between U.S. Bank Trust Company, National Association, as Issuing and Paying Agent, and Sysco Corporation, as Issuer.

10.3†#	—	Sysco Corporation Annual Incentive Program (AIP) For Corporate AIP Bonus-Eligible Positions (Fiscal Year 2023) adopted effective July 29, 2022.

10.4†#	—	Form of Stock Option Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.5†#	—	Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.6†#	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.7†	—
Summary of Named Executive Officer Compensation, incorporated by reference to the section entitled “Executive Compensation” in the Sysco Corporation Proxy Statement filed on October 6, 2022 (File No. 1-6544).

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended July 2, 2022 filed on August 26, 2022 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: November 1, 2022	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: November 1, 2022	By:	/s/ AARON E. ALT
Aaron E. Alt
Executive Vice President and
Chief Financial Officer

Date: November 1, 2022	By:	/s/ SCOTT B. STONE
Scott B. Stone
Vice President of Financial Reporting
and Interim Chief Accounting Officer