Form 10-Q
period 2022-12-31
SYSCO CORP
filed 2023-02-01
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-6544
________________
Sysco Corporation
(Exact name of registrant as specified in its charter)

Delaware	74-1648137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1390 Enclave Parkway, Houston, Texas                       77077-2099
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

507,604,019 shares of common stock were outstanding as of January 13, 2023.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Dec. 31, 2022	Jul. 2, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$500,340	$867,086
Accounts receivable, less allowances of $84,646 and $70,790	4,907,836	4,838,912
Inventories	4,661,516	4,437,498
Prepaid expenses and other current assets	300,513	303,789
Income tax receivable	25,801	35,934
Total current assets	10,396,006	10,483,219
Plant and equipment at cost, less accumulated depreciation	4,562,435	4,456,420
Other long-term assets
Goodwill	4,576,898	4,542,315
Intangibles, less amortization	911,196	952,683
Deferred income taxes	435,183	377,604
Operating lease right-of-use assets, net	708,535	723,297
Other assets	496,978	550,150
Total other long-term assets	7,128,790	7,146,049
Total assets	$22,087,231	$22,085,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,420,422	$5,752,958
Accrued expenses	2,128,945	2,270,753
Accrued income taxes	33,017	40,042
Current operating lease liabilities	104,070	105,690
Current maturities of long-term debt	702,067	580,611
Total current liabilities	8,388,521	8,750,054
Long-term liabilities
Long-term debt	10,349,913	10,066,931
Deferred income taxes	232,444	250,171
Long-term operating lease liabilities	633,824	636,417
Other long-term liabilities	1,012,634	967,907
Total long-term liabilities	12,228,815	11,921,426
Noncontrolling interest	33,306	31,948
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,774,141	1,766,305
Retained earnings	10,649,338	10,539,722
Accumulated other comprehensive loss	(1,324,788)	(1,482,054)
Treasury stock at cost, 257,846,972 and 256,531,543 shares	(10,427,277)	(10,206,888)
Total shareholders’ equity	1,436,589	1,382,260
Total liabilities and shareholders’ equity	$22,087,231	$22,085,688
Note: The July 2, 2022 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022	Dec. 31, 2022	Jan. 1, 2022
Sales	$18,593,953	$16,320,203	$37,720,783	$32,776,749
Cost of sales	15,244,337	13,429,053	30,882,312	26,913,891
Gross profit	3,349,616	2,891,150	6,838,471	5,862,858
Operating expenses	2,708,974	2,446,241	5,463,496	4,786,267
Operating income	640,642	444,909	1,374,975	1,076,591
Interest expense	132,042	242,899	256,192	371,113
Other expense (income), net (1)	330,124	(10,676)	345,405	(13,928)
Earnings before income taxes	178,476	212,686	773,378	719,406
Income taxes	37,260	45,245	166,594	173,952
Net earnings	$141,216	$167,441	$606,784	$545,454

Net earnings:
Basic earnings per share	$0.28	$0.33	$1.20	$1.07
Diluted earnings per share	0.28	0.33	1.19	1.06

Average shares outstanding	507,609,696	511,044,400	507,594,137	511,780,234
Diluted shares outstanding	510,145,794	514,574,889	510,264,473	515,178,910

(1)	Sysco’s second quarter of fiscal 2023 included a charge for $315.4 million in other expense related to pension settlement charges. See Note 9, “Company-Sponsored Employee Benefit Plans.”

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022	Dec. 31, 2022	Jan. 1, 2022
Net earnings	$141,216	$167,441	$606,784	$545,454
Other comprehensive income (loss):
Foreign currency translation adjustment	241,814	(26,870)	9,632	(114,064)
Items presented net of tax:
Amortization of cash flow hedges	2,170	2,155	4,325	4,310
Change in net investment hedges	(33,749)	8,362	(10,240)	18,527
Change in cash flow hedges	203	(6,101)	(26,187)	(6,530)
Reclassification adjustment for loss included in net income	22	—	22	—
Amortization of prior service cost	74	74	148	148
Amortization of actuarial loss	5,628	5,488	12,519	11,855
Pension settlement charge	236,591	—	236,591	—
Net actuarial loss arising in current year	(67,388)	—	(67,388)	—
Change in marketable securities	1,172	(1,429)	(2,156)	(1,740)
Total other comprehensive income (loss)	386,537	(18,321)	157,266	(87,494)
Comprehensive income	$527,753	$149,120	$764,050	$457,960

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of October 1, 2022	765,174,900	$765,175	$1,754,409	$10,757,136	$(1,711,325)	258,414,989	$(10,450,054)	$1,115,341
Net earnings				141,216				141,216
Foreign currency translation adjustment					241,814			241,814
Amortization of cash flow hedges, net of tax					2,170			2,170
Change in cash flow hedges, net of tax					203			203
Change in net investment hedges, net of tax					(33,749)			(33,749)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					5,702			5,702
Pension settlement charge, net of tax					236,591			236,591
Net actuarial loss arising in current year					(67,388)			(67,388)
Change in marketable securities, net of tax					1,194			1,194
Dividends declared ($0.49 per common share)				(249,014)				(249,014)
Increase in ownership interest in subsidiaries			(2,077)					(2,077)
Share-based compensation awards			21,809			(568,017)	22,777	44,586
Balance as of December 31, 2022	765,174,900	$765,175	$1,774,141	$10,649,338	$(1,324,788)	257,846,972	$(10,427,277)	$1,436,589

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of October 2, 2021	765,174,900	$765,175	$1,655,110	$10,288,291	$(1,217,937)	252,825,080	$(9,817,347)	$1,673,292
Net earnings				167,441				167,441
Foreign currency translation adjustment					(26,870)			(26,870)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(6,101)			(6,101)
Change in net investment hedges, net of tax					8,362			8,362
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					5,562			5,562
Change in marketable securities, net of tax					(1,429)			(1,429)
Dividends declared ($0.47 per common share)				(239,107)				(239,107)
Treasury stock purchases						5,679,298	(415,824)	(415,824)
Increase in ownership interest in subsidiaries			(304)					(304)
Share-based compensation awards			35,681			(470,522)	18,214	53,895
Balance as of January 1, 2022	765,174,900	$765,175	$1,690,487	$10,216,625	$(1,236,258)	258,033,856	$(10,214,957)	$1,221,072

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 2, 2022	765,174,900	$765,175	$1,766,305	$10,539,722	$(1,482,054)	256,531,543	$(10,206,888)	$1,382,260
Net earnings				606,784				606,784
Foreign currency translation adjustment					9,632			9,632
Amortization of cash flow hedges, net of tax					4,325			4,325
Change in cash flow hedges, net of tax					(26,187)			(26,187)
Change in net investment hedges, net of tax					(10,240)			(10,240)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					12,667			12,667
Pension settlement charge, net of tax					236,591			236,591
Net actuarial loss arising in current year					(67,388)			(67,388)
Change in marketable securities, net of tax					(2,134)			(2,134)
Dividends declared ($0.98 per common share)				(497,168)				(497,168)
Treasury stock purchases						3,099,268	(267,727)	(267,727)
Increase in ownership interest in subsidiaries			(2,077)					(2,077)
Share-based compensation awards			9,913			(1,783,839)	47,338	57,251
Balance as of December 31, 2022	765,174,900	$765,175	$1,774,141	$10,649,338	$(1,324,788)	257,846,972	$(10,427,277)	$1,436,589

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 3, 2021	765,174,900	$765,175	$1,619,995	$10,151,706	$(1,148,764)	253,342,595	$(9,835,216)	$1,552,896
Net earnings				545,454				545,454
Foreign currency translation adjustment					(114,064)			(114,064)
Amortization of cash flow hedges, net of tax					4,310			4,310
Change in cash flow hedges, net of tax					(6,530)			(6,530)
Change in net investment hedges, net of tax					18,527			18,527
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					12,003			12,003
Change in marketable securities, net of tax					(1,740)			(1,740)
Dividends declared ($0.94 per common share)				(480,535)				(480,535)
Treasury stock purchases						5,679,298	(415,824)	(415,824)
Increase in ownership interest in subsidiaries			(304)					(304)
Share-based compensation awards			70,796			(988,037)	36,083	106,879
Balance as of January 1, 2022	765,174,900	$765,175	$1,690,487	$10,216,625	$(1,236,258)	258,033,856	$(10,214,957)	$1,221,072

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022
Cash flows from operating activities:
Net earnings	$606,784	$545,454
Adjustments to reconcile net earnings to cash provided by operating activities:
Pension settlement charge	315,354	—
Share-based compensation expense	52,679	60,254
Depreciation and amortization	378,949	377,763
Operating lease asset amortization	55,884	54,856
Amortization of debt issuance and other debt-related costs	10,315	11,014
Deferred income taxes	(123,187)	(72,892)
Provision for losses on receivables	9,732	1,508
Loss on extinguishment of debt	—	115,603
Other non-cash items	11,525	1,103
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(87,190)	(385,179)
Increase in inventories	(222,650)	(357,908)
Increase in prepaid expenses and other current assets	(8,915)	(12,560)
(Decrease) increase in accounts payable	(390,124)	83,214
(Decrease) increase in accrued expenses	(62,779)	95,388
Decrease in operating lease liabilities	(57,234)	(65,123)
Increase (decrease) in accrued income taxes	3,108	(111,227)
Decrease (increase) in other assets	22,156	(4,255)
(Decrease) increase in other long-term liabilities	(10,941)	40,034
Net cash provided by operating activities	503,466	377,047
Cash flows from investing activities:
Additions to plant and equipment	(309,664)	(181,374)
Proceeds from sales of plant and equipment	25,493	5,450
Acquisition of businesses, net of cash acquired	(37,699)	(769,658)
Purchase of marketable securities	(14,019)	(18,539)
Proceeds from sales of marketable securities	11,641	16,648
Other investing activities	4,840	6,651
Net cash used for investing activities	(319,408)	(940,822)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	155,000	—
Other debt borrowings including senior notes	140,024	1,249,995
Other debt repayments including senior notes	(57,270)	(23,050)
Redemption premiums and repayments for senior notes	—	(1,395,668)
Debt issuance costs	—	(15,547)
Cash received from termination of interest rate swap agreements	—	23,127
Proceeds from stock option exercises	47,339	36,083
Stock repurchases	(267,727)	(415,824)
Dividends paid	(498,323)	(481,386)
Other financing activities	(46,517)	(5,297)
Net cash used for financing activities	(527,474)	(1,027,567)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,314)	(10,868)
Net decrease in cash, cash equivalents and restricted cash	(345,730)	(1,602,210)
Cash, cash equivalents and restricted cash at beginning of period	931,376	3,037,100
Cash, cash equivalents and restricted cash at end of period	$585,646	$1,434,890
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$244,530	$258,436
Income taxes, net of refunds	289,413	342,628

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

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Dec. 31, 2022	Jan. 1, 2022
	(In thousands)
Cash and cash equivalents	$500,340	$1,374,276
Restricted cash (1)	85,306	60,614
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$585,646	$1,434,890

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

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, was $4.6 billion as of both December 31, 2022 and July 2, 2022.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of December 31, 2022, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Dec. 31, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$2,502,665	$700,622	$236,726	$—	$3,440,013
Fresh and frozen meats	2,390,929	445,018	452,370	—	3,288,317
Frozen fruits, vegetables, bakery and other	1,851,344	596,100	338,379	—	2,785,823
Dairy products	1,498,039	358,639	160,753	—	2,017,431
Poultry	1,329,071	285,343	265,269	—	1,879,683
Fresh produce	1,385,083	257,641	66,099	—	1,708,823
Paper and disposables	976,231	134,507	210,691	13,484	1,334,913
Seafood	547,760	109,290	37,810	—	694,860
Beverage products	303,789	133,515	136,668	21,318	595,290
Other (1)	292,143	261,736	28,771	266,150	848,800
Total Sales	$13,077,054	$3,282,411	$1,933,536	$300,952	$18,593,953

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Jan. 1, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,403,763	$396,232	$513,138	$—	$3,313,133
Canned and dry products	2,087,808	560,623	155,615	30	2,804,076
Frozen fruits, vegetables, bakery and other	1,508,462	518,271	292,185	—	2,318,918
Poultry	1,351,188	240,755	223,348	—	1,815,291
Dairy products	1,114,145	289,380	139,735	—	1,543,260
Fresh produce	1,037,683	214,823	64,048	—	1,316,554
Paper and disposables	894,553	114,634	193,010	12,792	1,214,989
Seafood	585,713	110,337	33,980	—	730,030
Beverage products	246,365	107,156	131,517	18,827	503,865
Other (1)	268,475	254,061	24,747	212,804	760,087
Total Sales	$11,498,155	$2,806,272	$1,771,323	$244,453	$16,320,203

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	26-Week Period Ended Dec. 31, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$5,079,917	$1,391,996	$472,894	$1,931	$6,946,738
Fresh and frozen meats	4,856,379	898,382	915,810	—	6,670,571
Frozen fruits, vegetables, bakery and other	3,694,811	1,176,132	647,576	149	5,518,668
Dairy products	3,023,521	725,486	325,401	—	4,074,408
Poultry	2,903,321	578,193	542,733	—	4,024,247
Fresh produce	2,723,003	512,378	131,343	—	3,366,724
Paper and disposables	1,999,135	278,574	420,049	28,541	2,726,299
Seafood	1,186,165	230,491	77,934	—	1,494,590
Beverage products	619,407	269,991	274,835	45,974	1,210,207
Other (1)	593,877	504,523	58,418	531,513	1,688,331
Total Sales	$26,679,536	$6,566,146	$3,866,993	$608,108	$37,720,783

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	26-Week Period Ended Jan. 1, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$4,848,224	$813,403	$987,794	$—	$6,649,421
Canned and dry products	4,164,582	1,142,518	293,212	30	5,600,342
Frozen fruits, vegetables, bakery and other	3,009,755	1,036,526	565,332	—	4,611,613
Poultry	2,702,388	481,956	452,706	—	3,637,050
Dairy products	2,215,569	594,492	279,959	—	3,090,020
Fresh produce	2,024,685	433,786	130,611	—	2,589,082
Paper and disposables	1,805,903	234,374	381,253	28,291	2,449,821
Seafood	1,278,726	231,802	67,204	—	1,577,732
Beverage products	502,750	224,377	269,032	40,916	1,037,075
Other (1)	548,536	508,285	48,253	429,519	1,534,593
Total Sales	$23,101,118	$5,701,519	$3,475,356	$498,756	$32,776,749

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

4.  ACQUISITIONS

During the first 26 weeks of fiscal 2023, the company paid cash of $37.7 million for several acquisitions. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of December 31, 2022, aggregate contingent consideration outstanding was $62.7 million, of which $59.2 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 fair value measurement.

Greco and Sons

On August 12, 2021, Sysco consummated its acquisition of Greco and Sons (Greco), a leading independent Italian specialty distributor in the United States, operating out of 10 distribution centers. Greco imports and distributes a full line of food and non-food products and manufactures specialty meat products. The acquisition also includes Bellissimo Foods Company, which distributes a broad selection of Italian and Mediterranean ingredients, including a proprietary branded line of products that are sold exclusively through the Bellissimo Foods Company distribution network, serving independent pizza and Italian restaurants. The purpose of the acquisition was to strengthen Sysco’s business within the Italian foodservice sector.

During the first quarter of fiscal 2023, the company completed the determination of fair value of the assets acquired and liabilities assumed for the Greco acquisition. The company recorded certain measurement period adjustments during each quarter of fiscal 2022 and the first quarter of fiscal 2023, none of which were individually or in aggregate material to the company’s financial statements.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of December 31, 2022 and July 2, 2022:

	Assets Measured at Fair Value as of Dec. 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$204,815	$5,011	$—	$209,826
Other assets (1)	85,306	—	—	85,306
Total assets at fair value	$290,121	$5,011	$—	$295,132

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 2, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$625,281	$10,007	$—	$635,288
Other assets (1)	64,290	—	—	64,290
Total assets at fair value	$689,571	$10,007	$—	$699,578

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $10.4 billion as of December 31, 2022 and $10.5 billion as of July 2, 2022, while the carrying value was $11.1 billion as of December 31, 2022 and $10.6 billion as of July 2, 2022.

6. MARKETABLE SECURITIES

Sysco invests a portion of the assets held by its wholly owned captive insurance subsidiary in a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale. The company includes fixed income securities maturing in less than 12 months within prepaid expenses and other current assets and includes fixed income securities maturing in more than 12 months within other assets in the accompanying consolidated balance sheets. The company records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period.

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 26 weeks of fiscal 2023. The following table presents the company’s available-for-sale marketable securities as of December 31, 2022 and July 2, 2022:

	December 31, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$97,844	$106	$(7,363)	$90,587	$—	$90,587
Government bonds	29,925	—	(1,732)	28,193	—	28,193
Total marketable securities	$127,769	$106	$(9,095)	$118,780	$—	$118,780

	Jul. 2, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$96,167	$8	$(5,995)	$90,180	$5,983	$84,197
Government bonds	30,070	—	(302)	29,768	—	29,768
Total marketable securities	$126,237	$8	$(6,297)	$119,948	$5,983	$113,965

As of December 31, 2022, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2022
(In thousands)
Due after one year through five years	$70,553
Due after five years through ten years	48,227
Total	$118,780

There were no significant realized gains or losses in marketable securities in the first 26 weeks of fiscal 2023.

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of December 31, 2022 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
June 2023	Euro	500

Hedging of foreign currency risk
Various (January 2023 to April 2023)	Swedish Krona	266
Various (January 2023 to March 2023)	British Pound Sterling	9
June 2023	Euro	500

Hedging of fuel risk
Various (January 2023 to March 2025)	Gallons	74

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 31, 2022 and July 2, 2022 are as follows:

		Derivative Fair Value
	Balance Sheet location	Dec. 31, 2022	Jul. 2, 2022
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current liabilities	$6,391	$2,820

Cash Flow Hedges:
Fuel swaps	Other current assets	$13,490	$47,170
Foreign currency forwards	Other current assets	1,014	633
Fuel swaps	Other assets	1,331	—
Fuel swaps	Other current liabilities	1,303	—
Foreign currency forwards	Other current liabilities	1	—
Fuel swaps	Other long-term liabilities	1,638	209

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022	Dec. 31, 2022	Jan. 1, 2022
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$132,042	$242,899	$256,192	$371,113
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(2,685)	$29,787	$(309)	$27,355
Derivatives designated as hedging instruments	742	(39,473)	(5,501)	(47,862)

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022	Dec. 31, 2022	Jan. 1, 2022
	(In thousands)
Interest expense	$(1,940)	$(5,367)	$(3,879)	$(11,892)
Decrease in fair value of debt	745	(35,154)	(3,570)	(39,247)
Hedged items	$(2,685)	$29,787	$(309)	$27,355

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended December 31, 2022 and January 1, 2022, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 31, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$1,140	Operating expense	$12,377
Foreign currency contracts	49	Cost of sales / Other income	—
Total	$1,189		$12,377

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(44,999)	N/A	$—

	13-Week Period Ended Jan. 1, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(7,588)	Operating expense	$9,608
Foreign currency contracts	(356)	Cost of sales / Other income	—
Total	$(7,944)		$9,608

Derivatives in net investment hedging relationships:
Foreign denominated debt	$11,149	N/A	$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 26-week periods ended December 31, 2022 and January 1, 2022, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 31, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(35,155)	Operating expense	$25,362
Foreign currency contracts	335	Cost of sales / Other income	—
Total	$(34,820)		$25,362

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(13,653)	N/A	$—

	26-Week Period Ended Jan. 1, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(8,073)	Operating expense	$17,580
Foreign currency contracts	(434)	Cost of sales / Other income	—
Total	$(8,507)		$17,580

Derivatives in net investment hedging relationships:
Foreign denominated debt	$24,702	N/A	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of December 31, 2022 are as follows:

	Dec. 31, 2022
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(568,932)	$6,391

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of July 2, 2022 are as follows:

	Jul. 2, 2022
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(568,601)	$2,820

8. DEBT

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. As of December 31, 2022, there were no borrowings outstanding under this facility.

Sysco has a U.S commercial paper program allowing the company to issue short-term unsecured notes. On September 2, 2022, Sysco entered into an amended and restated commercial paper dealer agreement increasing the issuance allowance from an aggregate amount not to exceed $2.0 billion to an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of December 31, 2022, there were $155.0 million in commercial paper issuances outstanding under this program.

Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q.

9. COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

Sysco has company-sponsored defined benefit and defined contribution retirement plans for its employees. Also, the company provides certain health care benefits to eligible retirees and their dependents.

On October 25, 2022, the Sysco Corporation Retirement Plan (the Plan) executed an agreement with Massachusetts Mutual Life Insurance Company (the Insurer). Under this agreement, the Plan purchased a nonparticipating single premium group annuity contract using Plan assets that transferred to the Insurer $695.0 million of the Plan’s defined benefit pension obligations related to certain pension benefits. The contract covers approximately 10,000 Sysco participants and beneficiaries (the Transferred Participants) in the U.S. pension plan (the U.S. Retirement Plan). Under the group annuity contract, the Insurer has made an unconditional and irrevocable commitment to pay the pension benefits of each Transferred Participant that are due on or after January 1, 2023. The transaction resulted in no changes to the amount of benefits payable to the Transferred Participants.

As a result of the transaction, the company recognized a one-time, non-cash pre-tax pension settlement charge of $315.4 million in the second quarter of fiscal 2023 primarily related to the accelerated recognition of actuarial losses included within accumulated other comprehensive loss in the statement of changes in consolidated shareholders’ equity. The transaction also required the company to remeasure the benefit obligations and plan assets of the U.S. Retirement Plan. The remeasurement reflects the use of an updated discount rate and an expected rate of return on plan assets as of October 31, 2022, applying the practical expedient to remeasure plan assets and obligations as of the nearest calendar month-end date.

Funded Status

The following table presents the changes in benefit obligations and plan assets of the U.S. Retirement Plan affected by the interim remeasurements described above for the 26-week period ended December 31, 2022:

U.S. Retirement Plan
(In thousands)
Change in benefit obligation:
Benefit obligation at July 2, 2022	$3,538,232
Service cost	4,357
Interest cost	80,604
Actuarial gain, net	(440,311)
Benefit payments	(71,839)
Settlements	(694,998)
Benefit obligation at December 31, 2022	2,416,045
Change in plan assets:
Fair value of plan assets at July 2, 2022	3,633,167
Actual return on plan assets	(456,202)
Benefit payments	(71,839)
Settlements	(694,998)
Fair value of plan assets at December 31, 2022	2,410,128
Funded status at December 31, 2022	$(5,917)

Components of Net Benefit Costs

The components of net company-sponsored benefit cost for the U.S. Retirement Plan for the second quarter and first 26 weeks of fiscal 2023 and fiscal 2022 are as follows:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022	Dec. 31, 2022	Jan. 1, 2022
	(In thousands)		(In thousands)
Service cost	$2,034	$3,382	$4,357	$6,764
Interest cost	38,103	34,792	80,604	69,584
Expected return on plan assets	(36,957)	(51,580)	(76,977)	(103,160)
Amortization of prior service cost	98	99	197	198
Amortization of actuarial loss	7,661	7,304	16,609	14,608
Settlement loss recognized	315,354	—	315,354	—
Net pension (benefits) costs	$326,293	$(6,003)	$340,144	$(12,006)

The components of net company-sponsored benefit costs other than the service cost component are reported in Other expense (income), net within the consolidated results of operations.

Assumptions

The remeasurement of the benefit obligations and plan assets of the U.S. Retirement Plan that took place on October 31, 2022 reflects an updated discount rate and an updated expected rate of return on plan assets. The discount rate used to determine benefit obligations as of the remeasurement date was 6.07%, as compared to the discount rate of 4.91% that was used to determine benefit obligations as of July 2, 2022. The expected rate of return used to determine net company-sponsored benefit costs for the remainder of fiscal 2023 was updated to 6.00% as of the remeasurement date, as compared to the expected rate of return of 4.50% that was calculated as of July 2, 2022 to determine net company-sponsored benefit costs for fiscal 2023.

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022	Dec. 31, 2022	Jan. 1, 2022
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$141,216	$167,441	$606,784	$545,454
Denominator:
Weighted-average basic shares outstanding	507,609,696	511,044,400	507,594,137	511,780,234
Dilutive effect of share-based awards	2,536,098	3,530,489	2,670,336	3,398,676
Weighted-average diluted shares outstanding	510,145,794	514,574,889	510,264,473	515,178,910
Basic earnings per share	$0.28	$0.33	$1.20	$1.07
Diluted earnings per share	$0.28	$0.33	$1.19	$1.06

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,848,000 and 2,124,000 for the second quarter of fiscal 2023 and fiscal 2022, respectively. The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,620,000 and 2,044,000 for the first 26 weeks of fiscal 2023 and fiscal 2022, respectively.

11.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $527.8 million and $149.1 million for the second quarter of fiscal 2023 and fiscal 2022, respectively. Comprehensive income was $764.1 million and $458.0 million for the first 26 weeks of fiscal 2023 and fiscal 2022, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 31, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense, net	$(89,851)	$(22,463)	$(67,388)
Settlements	Other expense, net	315,455	78,864	236,591
Total other comprehensive income before reclassification adjustments		225,604	56,401	169,203
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	99	25	74
Amortization of actuarial loss, net	Other expense, net	7,500	1,872	5,628
Total reclassification adjustments		7,599	1,897	5,702
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	241,814	—	241,814
Marketable securities:
Change in marketable securities (1)	N/A	1,511	317	1,194
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	1,189	986	203
Change in net investment hedge	N/A	(44,999)	(11,250)	(33,749)
Total other comprehensive income (loss) before reclassification adjustments		(43,810)	(10,264)	(33,546)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,893	723	2,170
Total other comprehensive income		$435,611	$49,074	$386,537

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2023.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Jan. 1, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$99	$25	$74
Amortization of actuarial loss, net	Other expense, net	7,401	1,913	5,488
Total reclassification adjustments		7,500	1,938	5,562
Foreign currency translation:
Foreign currency translation adjustment	N/A	(26,870)	—	(26,870)
Marketable securities:
Change in marketable securities (1)	N/A	(1,808)	(379)	(1,429)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(7,944)	(1,843)	(6,101)
Change in net investment hedges	N/A	11,149	2,787	8,362
Total other comprehensive income before reclassification adjustments		3,205	944	2,261
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income (loss)		$(15,099)	$3,222	$(18,321)

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2022.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Dec. 31, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense, net	$(89,851)	$(22,463)	$(67,388)
Settlements	Other expense, net	315,455	78,864	236,591
Total other comprehensive income before reclassification adjustments		225,604	56,401	169,203
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	198	50	148
Amortization of actuarial loss, net	Other expense, net	16,686	4,167	12,519
Total reclassification adjustments		16,884	4,217	12,667
Foreign currency translation:
Foreign currency translation adjustment	N/A	9,632	—	9,632
Marketable securities:
Change in marketable securities (1)	N/A	(2,701)	(567)	(2,134)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(34,820)	(8,633)	(26,187)
Change in net investment hedges	N/A	(13,653)	(3,413)	(10,240)
Total other comprehensive income (loss) before reclassification adjustments		(48,473)	(12,046)	(36,427)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,767	1,442	4,325
Total other comprehensive income		$206,713	$49,447	$157,266

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2023.

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

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Dec. 31, 2022
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2022	$(1,011,335)	$(501,517)	$35,770	$(4,972)	$(1,482,054)
Net actuarial loss arising in the current year	(67,388)	—	—	—	(67,388)
Settlements	236,591	—	—	—	236,591
Equity adjustment from foreign currency translation	—	9,632	—	—	9,632
Amortization of cash flow hedges	—	—	4,325	—	4,325
Change in net investment hedges	—	—	(10,240)	—	(10,240)
Change in cash flow hedge	—	—	(26,187)		(26,187)
Amortization of unrecognized prior service cost	148	—	—	—	148
Amortization of unrecognized net actuarial losses	12,519	—	—	—	12,519
Change in marketable securities	—	—	—	(2,134)	(2,134)
Balance as of Dec. 31, 2022	$(829,465)	$(491,885)	$3,668	$(7,106)	$(1,324,788)

	26-Week Period Ended Jan. 1, 2022
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities	Total
	(In thousands)
Balance as of Jul. 3, 2021	$(1,061,991)	$(40,092)	$(51,096)	$4,415	$(1,148,764)
Equity adjustment from foreign currency translation	—	(114,064)	—	—	(114,064)
Amortization of cash flow hedges	—	—	4,310	—	4,310
Change in net investment hedges	—	—	18,527	—	18,527
Change in cash flow hedge	—	—	(6,530)	—	(6,530)
Amortization of unrecognized prior service cost	148	—	—	—	148
Amortization of unrecognized net actuarial losses	11,855	—	—	—	11,855
Change in marketable securities	—	—	—	(1,740)	(1,740)
Balance as of Jan. 1, 2022	$(1,049,988)	$(154,156)	$(34,789)	$2,675	$(1,236,258)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 26 weeks of fiscal 2023, options to purchase 916,673 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2023 was $24.58.

In the first 26 weeks of fiscal 2023, employees were granted 438,644 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 26 weeks of fiscal 2023 was $85.31. The PSUs will convert into shares of Sysco common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 26 weeks of fiscal 2023, employees were granted 244,068 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 26 weeks of fiscal 2023 was $84.12.

Employee Stock Purchase Plan

Plan participants purchased 538,505 shares of common stock under the ESPP during the first 26 weeks of fiscal 2023. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $10.95 during the first 26 weeks of fiscal 2023. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $52.7 million and $60.3 million for the first 26 weeks of fiscal 2023 and fiscal 2022, respectively.

As of December 31, 2022, there was $136.3 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.01 years.

13.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the second quarter and first 26 weeks of fiscal 2023 were 20.88% and 21.54%, respectively. The second quarter was favorably impacted by the benefit of the pension buyout of $4.9 million and excess benefits of equity-based compensation, which totaled $1.4 million. The first 26 weeks of fiscal 2023 were favorably impacted by excess tax benefits of equity-based compensation, which totaled $10.3 million.

The effective tax rates for the second quarter and first 26 weeks of fiscal 2022 were 21.27% and 24.18%, respectively. The effective tax rate for the second quarter and first 26 weeks of fiscal 2022 was impacted by the increase in our reserve for uncertain tax positions of $12.0 million in the first quarter, partially offset by (1) the favorable impact of excess tax benefits of equity-based compensation that totaled $1.4 million and $2.9 million, respectively, and (2) the impact of corporate-owned life insurance policies that totaled an unfavorable $1.0 million in the second quarter and a favorable $1.0 million in the first 26 weeks of fiscal 2022.

Uncertain Tax Positions

As of December 31, 2022, the gross amount of unrecognized tax benefit and related accrued interest was $32.4 million and $7.0 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

Other

The Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted on August 16, 2022. The Inflation Reduction Act imposes a new 15% corporate alternative minimum tax (CAMT) on “applicable corporations” for taxable years beginning after December 31, 2022. The CAMT is imposed to the extent the alternative minimum tax exceeds a corporation’s regular tax liability. A corporation that pays alternative minimum tax is eligible for a credit against income tax in future years. Subject to future regulatory guidance, the company does not currently believe the CAMT will have a material impact on its 2023 tax liability.

The determination of the company’s provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes reflects income earned and taxed in the various United States (U.S.) federal and state, as well as foreign jurisdictions. Tax law changes, increases or decreases in permanent book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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
•International Foodservice Operations – includes operations outside of the U.S., which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Mexico, Costa Rica and Panama, as well as our export operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom (U.K.), France, Ireland and Sweden;
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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022	Dec. 31, 2022	Jan. 1, 2022
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$13,077,054	$11,498,155	$26,679,536	$23,101,118
International Foodservice Operations	3,282,411	2,806,272	6,566,146	5,701,519
SYGMA	1,933,536	1,771,323	3,866,993	3,475,356
Other	300,952	244,453	608,108	498,756
Total	$18,593,953	$16,320,203	$37,720,783	$32,776,749

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022	Dec. 31, 2022	Jan. 1, 2022
Operating income (loss):	(In thousands)		(In thousands)
U.S. Foodservice Operations	$780,961	$676,822	$1,684,789	$1,474,345
International Foodservice Operations	57,385	10,745	144,593	47,421
SYGMA	6,805	(6,729)	12,276	(9,176)
Other	9,881	183	21,419	6,639
Total segments	855,032	681,021	1,863,077	1,519,229
Global Support Center	(214,390)	(236,112)	(488,102)	(442,638)
Total operating income	640,642	444,909	1,374,975	1,076,591
Interest expense	132,042	242,899	256,192	371,113
Other expense (income), net	330,124	(10,676)	345,405	(13,928)
Earnings before income taxes	$178,476	$212,686	$773,378	$719,406

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

Highlights

Our second quarter of fiscal 2023 results were primarily attributable to sales growth that surpassed second quarter of fiscal 2022 levels by 13.9%. This double-digit sales growth resulted in operating income growth compared to the same period last year, driven by higher volumes, effective management of inflation and market share gains. Our gross profit growth this quarter outpaced operating expense, as we continued to make progress in improving our supply chain productivity. We continued to advance our Recipe For Growth strategy, with advancement in our digital tools, supply chain investments, and sales and merchandising initiatives, both domestically and internationally. Our second quarter net earnings also includes a pension liability transfer, which resulted in a non-cash charge of $315.4 million recorded within Other expense (income), net. See below for a comparison of our fiscal 2023 results to our fiscal 2022 results, both including and excluding Certain Items (as defined below).

Comparisons of results from the second quarter of fiscal 2023 to the second quarter of fiscal 2022 are presented below:

•Sales:
◦increased 13.9%, or $2.3 billion, to $18.6 billion;
•Operating income:
◦increased 44.0%, or $195.7 million, to $640.6 million;
◦adjusted operating income increased 37.6%, or $186.4 million, to $682.1 million;
•Net earnings:

◦decreased 15.7%, or $26.2 million, to $141.2 million;
◦adjusted net earnings increased 39.7%, or $116.0 million, to $407.9 million;
•Basic earnings per share:
◦decreased 15.2%, or $0.05, to $0.28 per share;
•Diluted earnings per share:
◦decreased 15.2%, or $0.05, to $0.28 per share;
◦adjusted diluted earnings per share increased 40.4%, or $0.23, to $0.80 in fiscal 2023;
•EBITDA:
◦decreased 22.6%, or $146.3 million, to $500.5 million; and
◦adjusted EBITDA increased 23.9%, or $160.6 million, to $831.3 million.

Comparisons of results from the first 26 weeks of fiscal 2023 to the first 26 weeks of fiscal 2022 are presented below:

•Sales:
◦increased 15.1%, or $4.9 billion, to $37.7 billion;
•Operating income:
◦increased 27.7%, or $298.4 million, to $1.4 billion;
◦adjusted operating income increased 23.0%, or $271.6 million, to $1.5 billion;
•Net earnings:
◦increased 11.2%, or $61.3 million, to $606.8 million;
◦adjusted net earnings increased 24.8%, or $178.7 million, to $900.5 million;
•Basic earnings per share:
◦increased 12.1%, or $0.13, to $1.20 per share;
•Diluted earnings per share:
◦increased 12.3%, or $0.13, to $1.19 per share; and
◦adjusted diluted earnings per share increased 25.7%, or $0.36, to $1.76 in fiscal 2023;
•EBITDA:
◦decreased 4.1%, or $59.8 million, to $1.4 billion; and
◦adjusted EBITDA increased 14.7%, or $224.7 million, to $1.7 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, as we believe these metrics provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions; and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance pertaining to COVID-related personal protection equipment inventory and a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer. Our results for fiscal 2022 were also impacted by debt extinguishment costs and an increase in reserves for uncertain tax positions.

The fiscal 2023 and fiscal 2022 items discussed above are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our total Sysco and our International Foodservice Operations results on a constant currency basis.

Trends

Economic and Industry Trends

The food-away-from-home sector experienced growth in the second quarter of fiscal 2023. Restaurants continued to be resilient; however, industry sources had projected higher industry growth and such growth has been lower than projected. Even with slower growth, the food-away-from-home sector is positioned well to manage through a softer macro-economic environment and to experience future growth. We experienced a strong start to the year in national sales, which has driven market share gains overall, as we grew 1.35 times the market during the first half of the year.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. The most significant factor affecting performance in the second quarter of fiscal 2023 was volume growth, as we experienced a 5.2% improvement in total case volume and a 3.2% improvement in local case volume within our U.S. Foodservice segment, in each instance as compared to the second quarter of fiscal 2022. This volume reflects our broadline and specialty businesses except for our specialty meats business which measures its volume in pounds. This growth enabled us to gain market share during the second quarter of fiscal 2023 and we expect to continue seeing momentum on our rate of sales growth for the full year.

Product cost inflation has also been a driver of our sales and gross profit performance. We experienced inflation at a rate of 8.3% and 9.0% in the second quarter and first 26 weeks of fiscal 2023, respectively, at the total enterprise level, primarily driven by inflation in the dairy, fresh produce and frozen food categories. We continue to be successful in managing our inflation, resulting in an increase in gross profit dollars. Gross margin increased 29 and 24 basis points in the second quarter and first 26 weeks of fiscal 2023, respectively, as compared to the same prior year periods, primarily driven by higher volumes, the effective management of inflation and progress with our partnership growth management initiatives.

Operating Expense Trends

Total operating expenses increased 10.7% and 14.1% during the second quarter and first 26 weeks of fiscal 2023, respectively, as compared to the second quarter and first 26 weeks of fiscal 2022, driven by increased volumes, cost inflation, continued operational cost pressures from the operating environment and our planned investments to drive our transformation initiatives under our Recipe For Growth strategy. This quarter included: transformation investments of $55 million; new-colleague related productivity costs of $22 million; and expenditures related to the labor dispute we resolved in the second quarter of fiscal 2023. We continued to invest in associate retention and best-in-class training, primarily for transportation and warehouse colleagues. Our Sysco Driver Academy is contributing to improved retention and productivity, and we expect to see this trend improve as the percentage of drivers trained from within Sysco continues to grow. We believe the advancements we are making in our physical capabilities, and the investments we are making in improved training, will provide improved service levels to our customers and strengthen Sysco’s ability to profitably win market share.

Pension Settlement Charge

The Sysco Corporation Retirement Plan (the Plan) executed a commitment agreement to purchase a nonparticipating single premium group annuity contract that transferred $695.0 million of the Plan’s defined benefit pension obligations related to certain pension benefits. As a result of the transaction, we recognized a one-time, non-cash pre-tax pension settlement charge of $315.4 million in the second quarter of fiscal 2023. This charge has been treated as a Certain Item. The amount of on-going expense for the Plan has been remeasured for the remainder of the fiscal year. Pension expense is elevated over fiscal 2022 due to increased interest rates and lower asset returns; the majority of the increase is included within Other expense, income net in the consolidated results of operations. We expect pension expense within this line item to increase by approximately $35 million for the last 26 weeks of fiscal 2023, as compared to the same time period in fiscal 2022.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy, where we plan to reinforce our existing businesses while cultivating new channels, new segments and new capabilities. In the first and second quarters of fiscal 2023, we acquired a total of three small U.S.-based independent Italian food distributors as part of our plan to meaningfully scale our growing Italian platform.

The results of these acquisitions were not material to the consolidated results of the company for the second quarter of fiscal 2023.

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

Our various business transformation initiatives remain on track, including promoting our specialty programs for produce, protein and Italian products and our customer growth initiatives. Our strategic initiative to enable omni-channel inventory fulfillment is operating in our first test region, and we have made progress in expanding to deliveries six days a week. From these actions as a part of our Recipe for Growth, the benefits of our developing capabilities are apparent in the new customers we are winning and in the progress we are making towards increasing market share. We expect that, as our Recipe for Growth matures, the impact on our top-line growth will continue to accelerate. We are committed to profitably growing 1.5 times the market by the end of fiscal 2024, the third year of our three-year strategic plan.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2022	Jan. 1, 2022	Dec. 31, 2022	Jan. 1, 2022
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.0	82.3	81.9	82.1
Gross profit	18.0	17.7	18.1	17.9
Operating expenses	14.6	15.0	14.5	14.6
Operating income	3.4	2.7	3.6	3.3
Interest expense	0.7	1.5	0.7	1.1
Other expense (income), net	1.7	(0.1)	0.8	—
Earnings before income taxes	1.0	1.3	2.1	2.2
Income taxes	0.2	0.3	0.5	0.5
Net earnings	0.8%	1.0%	1.6%	1.7%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
	Dec. 31, 2022	Dec. 31, 2022
Sales	13.9%	15.1%
Cost of sales	13.5	14.7
Gross profit	15.9	16.6
Operating expenses	10.7	14.1
Operating income	44.0	27.7
Interest expense	(45.6)	(31.0)
Other expense (income), net (1) (2)	(3,192.2)	(2,579.9)
Earnings before income taxes	(16.1)	7.5
Income taxes	(17.6)	(4.2)
Net earnings	(15.7)%	11.2%
Basic earnings per share	(15.2)%	12.1%
Diluted earnings per share	(15.2)	12.3
Average shares outstanding	(0.7)	(0.8)
Diluted shares outstanding	(0.9)	(1.0)

(1)	Other expense (income), net was expense of $330.1 million and income of $10.7 million in the second quarter of fiscal 2023 and fiscal 2022, respectively.
(2)	Other expense (income), net was expense of $345.4 million and income of $13.9 million in the first 26 weeks of fiscal 2023 and fiscal 2022, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Dec. 31, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$13,077,054	$3,282,411	$1,933,536	$300,952	$—	$18,593,953
Sales increase	13.7%	17.0%	9.2%	23.1%		13.9%
Percentage of total	70.3%	17.7%	10.4%	1.6%		100.0%

Operating income (loss)	$780,961	$57,385	$6,805	$9,881	$(214,390)	$640,642
Operating income (loss) increase (decrease)	15.4%	NM	NM	NM	(9.2)%	44.0%
Percentage of total segments	91.3%	6.7%	0.8%	1.2%		100.0%
Operating income as a percentage of sales	6.0%	1.7%	0.4%	3.3%		3.4%

	13-Week Period Ended Jan. 1, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$11,498,155	$2,806,272	$1,771,323	$244,453	$—	$16,320,203
Percentage of total	70.5%	17.2%	10.9%	1.4%		100.0%

Operating income (loss)	$676,822	$10,745	$(6,729)	$183	$(236,112)	$444,909
Percentage of total segments	99.4%	1.6%	(1.0)%	—%		100.0%
Operating income (loss) as a percentage of sales	5.9%	0.4%	(0.4)%	0.1%		2.7%

	26-Week Period Ended Dec. 31, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$26,679,536	$6,566,146	$3,866,993	$608,108	$—	$37,720,783
Sales increase	15.5%	15.2%	11.3%	21.9%		15.1%
Percentage of total	70.7%	17.4%	10.3%	1.6%		100.0%

Operating income (loss)	$1,684,789	$144,593	$12,276	$21,419	$(488,102)	$1,374,975
Operating income increase	14.3%	204.9%	NM	222.6%		27.7%
Percentage of total segments	90.4%	7.8%	0.7%	1.1%		100.0%
Operating income as a percentage of sales	6.3%	2.2%	0.3%	3.5%		3.6%

	26-Week Period Ended Jan. 1, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$23,101,118	$5,701,519	$3,475,356	$498,695	$61	$32,776,749
Percentage of total	70.5%	17.4%	10.6%	1.5%		100.0%

Operating income (loss)	$1,474,345	$47,421	$(9,176)	$6,639	$(442,638)	$1,076,591
Percentage of total segments	97.0%	3.1%	(0.6)%	0.5%		100.0%
Operating income as a percentage of sales	6.4%	0.8%	(0.3)%	1.3%		3.3%

Based on information in Note 15, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, in the second quarter and first 26 weeks of fiscal 2023, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 88.0% and 88.1% of Sysco’s overall sales and 98.0% and 98.2% of total segment operating income, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 31, 2022	13-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$13,077,054	$11,498,155	$1,578,899	13.7%
Gross profit	2,493,089	2,139,278	353,811	16.5
Operating expenses	1,712,128	1,462,456	249,672	17.1
Operating income	$780,961	$676,822	$104,139	15.4%

Gross profit	$2,493,089	$2,139,278	$353,811	16.5%
Adjusted operating expenses (Non-GAAP)	1,702,180	1,454,558	247,622	17.0
Adjusted operating income (Non-GAAP)	$790,909	$684,720	$106,189	15.5%

	26-Week Period Ended Dec. 31, 2022	26-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$26,679,536	$23,101,118	$3,578,418	15.5%
Gross profit	5,105,432	4,324,432	781,000	18.1
Operating expenses	3,420,643	2,850,087	570,556	20.0
Operating income	$1,684,789	$1,474,345	$210,444	14.3%

Gross profit	$5,105,432	$4,324,432	$781,000	18.1%
Adjusted operating expenses (Non-GAAP)	3,400,749	2,843,952	556,797	19.6
Adjusted operating income (Non-GAAP)	$1,704,683	$1,480,480	$224,203	15.1%

Sales
The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume (1)	4.4%	$504.1	5.1%	$1,165.9
Inflation	8.7	1,004.0	9.3	2,145.8
Other (2)	0.6	70.8	1.1	266.7
Total change in sales	13.7%	$1,578.9	15.5%	$3,578.4

(1)
Case volumes increased 5.2% and 6.3% compared to the second quarter and first 26 weeks of fiscal 2022, respectively. This volume increase resulted in a 4.4% and 5.1% increase in the dollar value of sales compared to the second quarter and first 26 weeks of fiscal 2022, respectively.

(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from these specialty meats operations is included within “Other.”

The primary drivers of the sales increase in the second quarter and first 26 weeks of fiscal 2023 were inflation, along with an improvement in case volume in our U.S. Foodservice Operations, which was largely the result of the impact of our Recipe for Growth initiatives. Case volumes from our U.S. Foodservice Operations increased 5.2% and 6.3% in the second quarter and first 26 weeks of fiscal 2023, respectively, as compared to the second quarter and first 26 weeks of fiscal 2022. This included a 3.2% increase in local customer case volume in the second quarter of fiscal 2023.

Operating Income

The increase in operating income for the second quarter and first 26 weeks of fiscal 2023, as compared to the second quarter and first 26 weeks of fiscal 2022, was driven by gross profit dollar growth and partially offset by an increase in operating expenses.

Gross profit dollar growth in the second quarter and first 26 weeks of fiscal 2023, as compared to the second quarter and first 26 weeks of fiscal 2022, was driven primarily by the improvement in local cases stemming from: (1) the impact of our Recipe for Growth initiatives, (2) management of higher inflation and (3) partnership growth management initiatives. The estimated change in product costs, an internal measure of inflation or deflation, increased in both the second quarter and first 26 weeks of fiscal 2023. For the second quarter and first 26 weeks of fiscal 2023, this change in product costs was primarily driven by inflation in the dairy, fresh produce and frozen foods categories. Gross margin, which is gross profit as a percentage of sales, was 19.1% in each of the second quarter and first 26 weeks of fiscal 2023 for our U.S. Foodservice Operations, which was an increase of 45 basis points compared to gross margin of 18.6% in the second quarter of fiscal 2022, and an increase of 42 basis points compared to gross margin of 18.7% in the first 26 weeks of fiscal 2022.

The increase in operating expenses for the second quarter and first 26 weeks of fiscal 2023, as compared to the second quarter and first 26 weeks of fiscal 2022, was primarily driven by increased volumes, cost inflation, operational pressures from the operating environment and our planned investments to drive our transformation initiatives.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 31, 2022	13-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$3,282,411	$2,806,272	$476,139	17.0%
Gross profit	624,460	565,931	58,529	10.3
Operating expenses	567,075	555,186	11,889	2.1
Operating income	$57,385	$10,745	$46,640	434.1%

Gross profit	$624,460	$565,931	$58,529	10.3%
Adjusted operating expenses (Non-GAAP)	545,817	526,281	19,536	3.7
Adjusted operating income (Non-GAAP)	$78,643	$39,650	$38,993	98.3%

Sales on a constant currency basis (Non-GAAP)	$3,608,465	$2,806,272	$802,193	28.6%
Gross profit on a constant currency basis (Non-GAAP)	690,309	565,931	124,378	22.0
Adjusted operating expenses on a constant currency basis (Non-GAAP)	607,045	526,281	80,764	15.3
Adjusted operating income (Non-GAAP)	$83,264	$39,650	$43,614	110.0%

	26-Week Period Ended Dec. 31, 2022	26-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$6,566,146	$5,701,519	$864,627	15.2%
Gross profit	1,273,725	1,155,065	118,660	10.3
Operating expenses	1,129,132	1,107,644	21,488	1.9
Operating income	$144,593	$47,421	$97,172	204.9%

Gross profit	$1,273,725	$1,155,065	$118,660	10.3%
Adjusted operating expenses (Non-GAAP)	1,087,953	1,051,297	36,656	3.5
Adjusted operating income (Non-GAAP)	$185,772	$103,768	$82,004	79.0%

Sales on a constant currency basis (Non-GAAP)	$7,207,651	$5,701,519	$1,506,132	26.4%
Gross profit on a constant currency basis (Non-GAAP)	1,411,334	1,155,065	256,269	22.2
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,213,887	1,051,297	162,590	15.5
Adjusted operating income on a constant currency basis (Non-GAAP)	$197,447	$103,768	$93,679	90.3%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	17.0%	$476.6	15.3%	$871.7
Foreign currency	(11.6)	(326.1)	(11.3)	(641.5)
Other (1)	11.6	325.6	11.2	634.4
Total change in sales	17.0%	$476.1	15.2%	$864.6

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the second quarter and first 26 weeks of fiscal 2023 were higher, as compared to the second quarter and first 26 weeks of fiscal 2022, primarily due to inflation along with an improvement in volume, some of which was attributable to our Recipe for Growth initiatives. Partially offsetting these increases was the negative impact of foreign currency translation.

Operating Income

The increase in operating income for the second quarter and first 26 weeks of fiscal 2023, as compared to the second quarter and first 26 weeks of fiscal 2022, was due to the continuing increase in sales volumes, along with specific efforts to optimize our gross profit while addressing our increased operating expenses.

The increase in gross profit dollars in the second quarter and first 26 weeks of fiscal 2023, as compared to the second quarter and first 26 weeks of fiscal 2022, was attributable to the increase in sales volume and the management of inflation, along with specific efforts to optimize our gross profit dollars.

The increase in operating expenses for the second quarter and first 26 weeks of fiscal 2023, as compared to the second quarter and first 26 weeks of fiscal 2022, was primarily due to increased volume.

Results of SYGMA and Other Segment

For SYGMA, sales were 9.2% and 11.3% higher in the second quarter and first 26 weeks of fiscal 2023, respectively, as compared to the second quarter and first 26 weeks of fiscal 2022, primarily from an increase in case volumes driven by the success of national and regional quick service restaurants and inflation. Operating income increased by $13.5 million and $21.5 million in the second quarter and first 26 weeks of fiscal 2023, respectively, as compared to the second quarter and first 26 weeks of fiscal 2022, primarily due to the increase in case volumes and fee increases to customers.

For the operations that are grouped within Other, operating income increased $9.7 million and $14.8 million in the second quarter and first 26 weeks of fiscal 2023, respectively, as compared to the second quarter and first 26 weeks of fiscal 2022, primarily due to the recovery of our hospitality business, Guest Worldwide. Volume for this business has improved as hospitality occupancy rates have grown from prior year levels.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the second quarter of fiscal 2023 decreased $11.6 million, or 5.0%, as compared to the second quarter of fiscal 2022, primarily due to lower employee-related costs. These expenses in the first 26 weeks of fiscal 2023 increased $47.9 million, or 10.9%, as compared to the first 26 weeks of fiscal 2022, primarily due to increases in self-insurance reserves, fuel hedging program expenses and expenses associated with business technology transformation initiatives.

Included in Global Support Center expenses are Certain Items that totaled $10.2 million and $16.3 million in the second quarter and first 26 weeks of fiscal 2023, as compared to $14.0 million and $41.7 million in the second quarter and first 26 weeks of fiscal 2022, respectively. Certain Items impacting the second quarter and first 26 weeks of fiscal 2023 were primarily expenses associated with our business technology transformation initiatives. Certain Items impacting the second quarter and first 26 weeks of fiscal 2022 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions.

Interest Expense

Interest expense decreased $110.9 million and $114.9 million for the second quarter and first 26 weeks of fiscal 2023, respectively, as compared to the second quarter and first 26 weeks of fiscal 2022, primarily from a $115.6 million charge taken for debt extinguished in fiscal 2022.

Other income and expense

Other expense increased $340.8 million and $359.3 million for the second quarter and first 26 weeks of fiscal 2023, respectively, as compared to the second quarter and first 26 weeks of fiscal 2022. The expense in the second quarter and first 26 weeks of fiscal 2023 was primarily attributable to a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer, as well as higher on-going pension expense.

Net Earnings

Net earnings decreased 15.7% and increased 11.2% in the second quarter and first 26 weeks of fiscal 2023, respectively, as compared to the second quarter and first 26 weeks of fiscal 2022, due primarily to the items noted above for other expense, as well as items impacting our income taxes that are discussed in Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 39.7% and 24.8% in the second quarter and first 26 weeks of fiscal 2023, primarily due to an increase in sales volume.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2023 were $0.28, a 15.2% decrease from the comparable prior year amount of $0.33 per share. Diluted earnings per share in the second quarter of fiscal 2023 were $0.28, a 15.2% decrease from the comparable prior year period amount of $0.33 per share. Adjusted diluted earnings per share, excluding Certain Items, in the second quarter of fiscal 2023 were $0.80, a 40.4% increase from the comparable prior year amount of $0.57 per share.

Basic earnings per share in the first 26 weeks of fiscal 2023 were $1.20, a 12.1% increase from the comparable prior year amount of $1.07 per share. Diluted earnings per share in the first 26 weeks of fiscal 2023 were $1.19, a 12.3% increase from the comparable prior year period amount of $1.06 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 26 weeks of fiscal 2023 were $1.76, a 25.7% increase from the comparable prior year amount of $1.40 per share.

Non-GAAP Reconciliations

Our discussion of our results includes certain non-GAAP financial measures, such as EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow and EBITDA, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of: (1) restructuring and transformational project costs consisting of: (a) restructuring charges, (b) expenses associated with our various transformation initiatives and (c) facility closure and severance charges; (2) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions; and (3) the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance related to COVID-related personal protection equipment inventory and a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer. Our results for fiscal 2022 were also impacted by debt extinguishment costs and an increase in reserves for uncertain tax positions.

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

	13-Week Period Ended Dec. 31, 2022	13-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
Sales (GAAP)	$18,593,953	$16,320,203	$2,273,750	13.9%
Impact of currency fluctuations (1)	332,426	—	332,426	2.1
Comparable sales using a constant currency basis (Non-GAAP)	$18,926,379	$16,320,203	$2,606,176	16.0%

Cost of sales (GAAP)	$15,244,337	$13,429,053	$1,815,284	13.5%

Gross profit (GAAP)	$3,349,616	$2,891,150	$458,466	15.9%
Impact of currency fluctuations (1)	67,898	—	67,898	2.3
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,417,514	$2,891,150	$526,364	18.2%

Gross margin (GAAP)	18.01%	17.72%		29 bps
Impact of currency fluctuations (1)	0.05	—		5 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.06%	17.72%		34 bps

Operating expenses (GAAP)	$2,708,974	$2,446,241	$262,733	10.7%
Impact of restructuring and transformational project costs (2)	(14,388)	(23,469)	9,081	38.7
Impact of acquisition-related costs (3)	(28,960)	(33,732)	4,772	14.1
Impact of bad debt reserve adjustments (4)	1,923	6,438	(4,515)	(70.1)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,667,549	2,395,478	272,071	11.4
Impact of currency fluctuations (1)	66,976	—	66,976	2.8
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,734,525	$2,395,478	$339,047	14.2%

Operating expense as a percentage of sales (GAAP)	14.57%	14.99%		-42 bps
Impact of certain item adjustments	(0.22)%	(0.31)%		9 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.35%	14.68%		-33 bps

Operating income (GAAP)	$640,642	$444,909	$195,733	44.0%
Impact of restructuring and transformational project costs (2)	14,388	23,469	(9,081)	(38.7)
Impact of acquisition-related costs (3)	28,960	33,732	(4,772)	(14.1)
Impact of bad debt reserve adjustments (4)	(1,923)	(6,438)	4,515	70.1
Operating income adjusted for Certain Items (Non-GAAP)	682,067	495,672	186,395	37.6
Impact of currency fluctuations (1)	922	—	922	0.2
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$682,989	$495,672	$187,317	37.8%

Operating margin (GAAP)	3.45%	2.73%		72 bps
Operating margin adjusted for Certain Items (Non-GAAP)	3.67%	3.04%		63 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.61%	3.04%		57 bps

Interest expense (GAAP)	$132,042	$242,899	$(110,857)	(45.6)%
Impact of loss on extinguishment of debt	—	(115,603)	115,603	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$132,042	$127,296	$4,746	3.7%

Other expense (income) (GAAP)	$330,124	$(10,676)	$340,800	NM

	13-Week Period Ended Dec. 31, 2022	13-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
Impact of other non-routine gains and losses (5)	(314,878)	—	(314,878)	NM
Other expense (income) adjusted for Certain Items (Non-GAAP)	$15,246	$(10,676)	$25,922	NM

Net earnings (GAAP)	$141,216	$167,441	$(26,225)	(15.7)%
Impact of restructuring and transformational project costs (2)	14,388	23,469	(9,081)	(38.7)
Impact of acquisition-related costs (3)	28,960	33,732	(4,772)	(14.1)
Impact of bad debt reserve adjustments (4)	(1,923)	(6,438)	4,515	70.1
Impact of loss on extinguishment of debt	—	115,603	(115,603)	NM
Impact of other non-routine gains and losses (5)	314,878	—	314,878	NM
Tax impact of restructuring and transformational project costs (6)	(3,618)	(5,897)	2,279	38.6
Tax impact of acquisition-related costs (6)	(7,283)	(8,475)	1,192	14.1
Tax impact of bad debt reserves adjustments (6)	484	1,617	(1,133)	(70.1)
Tax impact of loss on extinguishment of debt (6)	—	(29,111)	29,111	NM
Tax impact of other non-routine gains and losses (6)	(79,185)	—	(79,185)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$407,917	$291,941	$115,976	39.7%

Diluted earnings per share (GAAP)	$0.28	$0.33	$(0.05)	(15.2)%
Impact of restructuring and transformational project costs (2)	0.03	0.05	(0.02)	(40.0)
Impact of acquisition-related costs (3)	0.06	0.07	(0.01)	(14.3)
Impact of bad debt reserve adjustments (4)	—	(0.01)	0.01	NM
Impact of loss on extinguishment of debt	—	0.22	(0.22)	NM
Impact of other non-routine gains and losses (5)	0.62	—	0.62	NM
Tax impact of restructuring and transformational project costs (6)	(0.01)	(0.01)	—	—
Tax impact of acquisition-related costs (6)	(0.01)	(0.02)	0.01	50.0
Tax impact of loss on extinguishment of debt (6)	—	(0.06)	0.06	NM
Tax impact of other non-routine gains and losses (6)	(0.16)	—	(0.16)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	$0.80	$0.57	$0.23	40.4%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2023 includes $5 million related to restructuring, severance, and facility closure charges and $9 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2022 includes $12 million related to restructuring, severance, and facility closure charges and $12 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy

(3)
Fiscal 2023 includes $26 million of intangible amortization expense and $3 million in acquisition and due diligence costs. Fiscal 2022 includes $27 million of intangible amortization expense and $7 million in acquisition and due diligence costs.

(4)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)
Fiscal 2023 primarily represents a pension settlement charge of $315 million that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer.

(6)	The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.
(7)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 31, 2022	26-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
Sales (GAAP)	$37,720,783	$32,776,749	$4,944,034	15.1%
Impact of currency fluctuations (1)	651,588	—	651,588	2.0
Comparable sales using a constant currency basis (Non-GAAP)	$38,372,371	$32,776,749	$5,595,622	17.1%

Cost of sales (GAAP)	$30,882,312	$26,913,891	$3,968,421	14.7%
Impact of inventory valuation adjustment (2)	2,571	—	2,571	0.1
Cost of sales adjusted for Certain Items (Non-GAAP)	$30,884,883	$26,913,891	$3,970,992	14.8%

Gross profit (GAAP)	$6,838,471	$5,862,858	$975,613	16.6%
Impact of inventory valuation adjustment (2)	(2,571)	—	(2,571)	—
Comparable gross profit adjusted for Certain Items (Non-GAAP)	6,835,900	5,862,858	973,042	16.6
Impact of currency fluctuations (1)	140,932	—	140,932	2.4
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$6,976,832	$5,862,858	$1,113,974	19.0%

Gross margin (GAAP)	18.13%	17.89%		24 bps
Impact of inventory valuation adjustment (2)	(0.01)	—		-1 bps
Comparable gross margin adjusted for Certain Items (Non-GAAP)	18.12%	17.89%		23 bps

Comparable gross margin adjusted for Certain Items (Non-GAAP)	18.12%	17.89%		23 bps
Impact of currency fluctuations (1)	0.06	—		6 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.18%	17.89%		29 bps

Operating expenses (GAAP)	$5,463,496	$4,786,267	$677,229	14.1%
Impact of restructuring and transformational project costs (3)	(26,034)	(47,980)	21,946	45.7
Impact of acquisition-related costs (4)	(58,415)	(69,658)	11,243	16.1
Impact of bad debt reserve adjustments (5)	4,515	13,499	(8,984)	(66.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	5,383,562	4,682,128	701,434	15.0
Impact of currency fluctuations (1)	137,670	—	137,670	2.9
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$5,521,232	$4,682,128	$839,104	17.9%

Operating expense as a percentage of sales (GAAP)	14.48%	14.60%		-12 bps
Impact of certain item adjustments	(0.21)	(0.32)		11 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.27%	14.28%		-1 bps

Operating income (GAAP)	$1,374,975	$1,076,591	$298,384	27.7%
Impact of inventory valuation adjustment (2)	(2,571)	—	(2,571)	NM
Impact of restructuring and transformational project costs (3)	26,034	47,980	(21,946)	(45.7)
Impact of acquisition-related costs (4)	58,415	69,658	(11,243)	(16.1)
Impact of bad debt reserve adjustments (5)	(4,515)	(13,499)	8,984	66.6
Operating income adjusted for Certain Items (Non-GAAP)	1,452,338	1,180,730	271,608	23.0

	26-Week Period Ended Dec. 31, 2022	26-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
Impact of currency fluctuations (1)	3,262	—	3,262	0.3
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,455,600	$1,180,730	$274,870	23.3%

Interest expense (GAAP)	$256,192	$371,113	$(114,921)	(31.0)%
Impact of loss on extinguishment of debt	—	(115,603)	115,603	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$256,192	$255,510	$682	0.3%

Other expense (income) (GAAP)	$345,405	$(13,928)	$359,333	NM
Impact of other non-routine gains and losses (6)	(314,878)	—	(314,878)	NM
Other expense (income) adjusted for Certain Items (Non-GAAP)	$30,527	$(13,928)	$44,455	NM

Net earnings (GAAP)	$606,784	$545,454	$61,330	11.2%
Impact of inventory valuation adjustment (2)	(2,571)	—	(2,571)	NM
Impact of restructuring and transformational project costs (3)	26,034	47,980	(21,946)	(45.7)
Impact of acquisition-related costs (4)	58,415	69,658	(11,243)	(16.1)
Impact of bad debt reserve adjustments (5)	(4,515)	(13,499)	8,984	66.6
Impact of loss on extinguishment of debt	—	115,603	(115,603)	NM
Impact of other non-routine gains and losses (6)	314,878	—	314,878	NM
Tax impact of inventory valuation adjustment (7)	646	—	646	NM
Tax impact of restructuring and transformational project costs (7)	(6,538)	(12,082)	5,544	45.9
Tax impact of acquisition-related costs (7)	(14,670)	(17,541)	2,871	16.4
Tax impact of bad debt reserves adjustments (7)	1,134	3,399	(2,265)	(66.6)
Tax impact of loss on extinguishment of debt (7)	—	(29,111)	29,111	NM
Tax impact of other non-routine gains and losses (7)	(79,075)	—	(79,075)	NM
Impact of adjustments to uncertain tax positions	—	12,000	(12,000)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$900,522	$721,861	$178,661	24.8%

Diluted earnings per share (GAAP)	$1.19	$1.06	$0.13	12.3%
Impact of inventory valuation adjustment (2)	(0.01)	—	(0.01)	NM
Impact of restructuring and transformational project costs (3)	0.05	0.09	(0.04)	(44.4)
Impact of acquisition-related costs (4)	0.11	0.14	(0.03)	(21.4)
Impact of bad debt reserve adjustments (5)	(0.01)	(0.03)	0.02	66.7
Impact of loss on extinguishment of debt	—	0.22	(0.22)	NM
Impact of other non-routine gains and losses (6)	0.62	—	0.62	NM
Tax impact of restructuring and transformational project costs (7)	(0.01)	(0.02)	0.01	50.0
Tax impact of acquisition-related costs (7)	(0.03)	(0.03)	—	—
Tax impact of bad debt reserves adjustments (7)	—	0.01	(0.01)	NM
Tax impact of loss on extinguishment of debt (7)	—	(0.06)	0.06	NM
Tax impact of other non-routine gains and losses (7)	(0.15)	—	(0.15)	NM
Impact of adjustments to uncertain tax positions	—	0.02	(0.02)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (8)	$1.76	$1.40	$0.36	25.7%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory.
(3)
Fiscal 2023 includes $10 million related to restructuring, severance, and facility closure charges and $16 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2022 includes $28 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $20 million related to restructuring charges, severance and facility closure charges.

(4)
Fiscal 2023 includes $52 million of intangible amortization expense and $6 million in acquisition and due diligence costs. Fiscal 2022 includes $48 million of intangible amortization expense and $21 million in acquisition and due diligence costs.

(5)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(6)
Fiscal 2023 primarily represents a pension settlement charge of $315 million that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer.

(7)
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

NM represents that the percentage change is not meaningful.

	13-Week Period Ended Dec. 31, 2022	13-Week Period Ended Jan. 1, 2022	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,712,128	$1,462,456	$249,672	17.1%
Impact of restructuring and transformational project costs	(92)	(16)	(76)	NM
Impact of acquisition-related costs (1)	(11,514)	(13,131)	1,617	12.3
Impact of bad debt reserve adjustments (2)	1,658	5,249	(3,591)	(68.4)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,702,180	$1,454,558	$247,622	17.0%

Operating income (GAAP)	$780,961	$676,822	$104,139	15.4%
Impact of restructuring and transformational project costs	92	16	76	NM
Impact of acquisition-related costs (1)	11,514	13,131	(1,617)	(12.3)
Impact of bad debt reserve adjustments (2)	(1,658)	(5,249)	3,591	68.4
Operating income adjusted for Certain Items (Non-GAAP)	$790,909	$684,720	$106,189	15.5%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,282,411	$2,806,272	$476,139	17.0%
Impact of currency fluctuations (3)	326,054	—	326,054	11.6
Comparable sales using a constant currency basis (Non-GAAP)	$3,608,465	$2,806,272	$802,193	28.6%

Gross profit (GAAP)	$624,460	$565,931	$58,529	10.3%
Impact of currency fluctuations (3)	65,849	—	65,849	11.7
Comparable gross profit using a constant currency basis (Non-GAAP)	$690,309	$565,931	$124,378	22.0%

Gross margin (GAAP)	19.02%	20.17%		-115 bps
Impact of currency fluctuations (3)	0.11	—		11 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.13%	20.17%		-104 bps

Operating expenses (GAAP)	$567,075	$555,186	$11,889	2.1%
Impact of restructuring and transformational project costs (4)	(5,588)	(11,621)	6,033	51.9
Impact of acquisition-related costs (5)	(15,935)	(18,475)	2,540	13.7
Impact of bad debt reserve adjustments (2)	265	1,191	(926)	(77.7)
Operating expenses adjusted for Certain Items (Non-GAAP)	545,817	526,281	19,536	3.7
Impact of currency fluctuations (3)	61,228	—	61,228	11.6
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$607,045	$526,281	$80,764	15.3%

Operating income (GAAP)	$57,385	$10,745	$46,640	NM
Impact of restructuring and transformational project costs (4)	5,588	11,621	(6,033)	(51.9)
Impact of acquisition-related costs (5)	15,935	18,475	(2,540)	(13.7)
Impact of bad debt reserve adjustments (2)	(265)	(1,191)	926	77.7
Operating income adjusted for Certain Items (Non-GAAP)	78,643	39,650	38,993	98.3
Impact of currency fluctuations (3)	4,622	—	4,622	NM
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$83,265	$39,650	$43,615	NM

SYGMA
Operating expenses (GAAP)	$143,656	$143,681	$(25)	—%
Operating income (loss) (GAAP)	6,805	(6,729)	13,534	NM

OTHER
Operating expenses (GAAP)	$67,430	$54,626	$12,804	23.4%

	13-Week Period Ended Dec. 31, 2022	13-Week Period Ended Jan. 1, 2022	Change in Dollars	%/bps Change
Impact of bad debt reserve adjustments (2)	—	(2)	2	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$67,430	$54,624	$12,806	23.4%

Operating income (GAAP)	$9,881	$183	$9,698	NM
Impact of bad debt reserve adjustments (2)	—	2	(2)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$9,881	$185	$9,696	NM

GLOBAL SUPPORT CENTER
Gross profit (loss) (GAAP)	$4,295	$(5,820)	$10,115	NM

Operating expenses (GAAP)	$218,685	$230,292	$(11,607)	(5.0)%
Impact of restructuring and transformational project costs (6)	(8,708)	(11,832)	3,124	26.4
Impact of acquisition-related costs (7)	(1,511)	(2,126)	615	28.9
Operating expenses adjusted for Certain Items (Non-GAAP)	$208,466	$216,334	$(7,868)	(3.6)%

Operating loss (GAAP)	$(214,390)	$(236,112)	$21,722	9.2%
Impact of restructuring and transformational project costs (6)	8,708	11,832	(3,124)	(26.4)
Impact of acquisition-related costs (7)	1,511	2,126	(615)	(28.9)
Operating loss adjusted for Certain Items (Non-GAAP)	$(204,171)	$(222,154)	$17,983	8.1%

(1)	Fiscal 2023 and fiscal 2022 include intangible amortization expense and acquisition costs.
(2)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 31, 2022	26-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$3,420,643	$2,850,087	$570,556	20.0%
Impact of restructuring and transformational project costs	(44)	(19)	(25)	NM
Impact of acquisition-related costs (1)	(24,100)	(17,785)	(6,315)	(35.5)
Impact of bad debt reserve adjustments (2)	4,250	11,669	(7,419)	(63.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	$3,400,749	$2,843,952	$556,797	19.6%

Operating income (GAAP)	$1,684,789	$1,474,345	$210,444	14.3%
Impact of restructuring and transformational project costs	44	19	25	NM
Impact of acquisition-related costs (1)	24,100	17,785	6,315	35.5
Impact of bad debt reserve adjustments (2)	(4,250)	(11,669)	7,419	63.6
Operating income adjusted for Certain Items (Non-GAAP)	$1,704,683	$1,480,480	$224,203	15.1%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$6,566,146	$5,701,519	$864,627	15.2%
Impact of currency fluctuations (3)	641,505	—	641,505	11.2
Comparable sales using a constant currency basis (Non-GAAP)	$7,207,651	$5,701,519	$1,506,132	26.4%

Gross profit (GAAP)	$1,273,725	$1,155,065	$118,660	10.3%
Impact of currency fluctuations (3)	137,609	—	137,609	11.9
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,411,334	$1,155,065	$256,269	22.2%

Gross margin (GAAP)	19.40%	20.26%		-86 bps
Impact of currency fluctuations (3)	0.18	—		18 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.58%	20.26%		-68 bps

Operating expenses (GAAP)	$1,129,132	$1,107,644	$21,488	1.9%
Impact of restructuring and transformational project costs (4)	(9,495)	(21,047)	11,552	54.9
Impact of acquisition-related costs (5)	(31,949)	(37,131)	5,182	14.0
Impact of bad debt reserve adjustments (2)	265	1,831	(1,566)	(85.5)
Operating expenses adjusted for Certain Items (Non-GAAP)	1,087,953	1,051,297	36,656	3.5
Impact of currency fluctuations (3)	125,934	—	125,934	12.0
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,213,887	$1,051,297	$162,590	15.5%

Operating income (GAAP)	$144,593	$47,421	$97,172	NM
Impact of restructuring and transformational project costs (4)	9,495	21,047	(11,552)	(54.9)
Impact of acquisition-related costs (5)	31,949	37,131	(5,182)	(14.0)
Impact of bad debt reserve adjustments (2)	(265)	(1,831)	1,566	85.5
Operating income adjusted for Certain Items (Non-GAAP)	185,772	103,768	82,004	79.0
Impact of currency fluctuations (3)	11,675	—	11,675	11.3
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$197,447	$103,768	$93,679	90.3%

	26-Week Period Ended Dec. 31, 2022	26-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
SYGMA
Sales (GAAP)	$3,866,993	$3,475,356	$391,637	11.3%
Gross profit (GAAP)	304,354	275,109	29,245	10.6
Gross margin (GAAP)	7.87%	7.92%		-5 bps

Operating expenses (GAAP)	$292,078	$284,285	$7,793	2.7%
Operating income (loss) (GAAP)	12,276	(9,176)	21,452	NM

OTHER
Operating expenses (GAAP)	$136,730	$107,191	$29,539	27.6%
Impact of bad debt reserve adjustments (2)	—	(1)	1	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$136,730	$107,190	$29,540	27.6%

Operating income (GAAP)	$21,419	$6,639	$14,780	NM
Impact of bad debt reserve adjustments (2)	—	1	(1)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$21,419	$6,640	$14,779	NM

GLOBAL SUPPORT CENTER
Gross loss (GAAP)	$(3,189)	$(5,578)	$2,389	42.8%
Impact of inventory valuation adjustment (6)	(2,571)	—	(2,571)	NM
Comparable gross loss adjusted for Certain Items (Non-GAAP)	$(5,760)	$(5,578)	$(182)	(3.3)%

Operating expenses (GAAP)	$484,913	$437,060	$47,853	10.9%
Impact of restructuring and transformational project costs (7)	(16,495)	(26,914)	10,419	38.7
Impact of acquisition-related costs (8)	(2,365)	(14,742)	12,377	84.0
Operating expenses adjusted for Certain Items (Non-GAAP)	$466,053	$395,404	$70,649	17.9%

Operating loss (GAAP)	$(488,102)	$(442,638)	$(45,464)	(10.3)%
Impact of inventory valuation adjustment (6)	(2,571)	—	(2,571)	NM
Impact of restructuring and transformational project costs (7)	16,495	26,914	(10,419)	(38.7)
Impact of acquisition-related costs (8)	2,365	14,742	(12,377)	(84.0)%
Operating loss adjusted for Certain Items (Non-GAAP)	$(471,813)	$(400,982)	$(70,831)	(17.7)%

(1)	Fiscal 2023 and fiscal 2022 include intangible amortization expense and acquisition costs.
(2)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
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

	13-Week Period Ended Dec. 31, 2022	13-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
Net earnings (GAAP)	$141,216	$167,441	$(26,225)	(15.7)%
Interest (GAAP)	132,042	242,899	(110,857)	(45.6)
Income taxes (GAAP)	37,260	45,245	(7,985)	(17.6)
Depreciation and amortization (GAAP)	190,025	191,297	(1,272)	(0.7)
EBITDA (Non-GAAP)	$500,543	$646,882	$(146,339)	(22.6)%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	14,793	23,193	(8,400)	(36.2)
Impact of acquisition-related costs (2)	3,049	7,085	(4,036)	(57.0)
Impact of bad debt reserve adjustments (3)	(1,923)	(6,438)	4,515	70.1
Impact of other non-routine gains and losses (4)	314,878	—	314,878	NM
EBITDA adjusted for Certain Items (Non-GAAP) (5)	$831,340	$670,722	$160,618	23.9%

(1)
Fiscal 2023 and fiscal 2022 include charges related to restructuring, severance, and facility closures, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2023 and fiscal 2022 include acquisition and due diligence costs.
(3)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)
Fiscal 2023 primarily represents a pension settlement charge of $315 million that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer.

(5)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $5 million and $1 million or non-cash stock compensation expense of $24 million and $31 million in fiscal 2023 and fiscal 2022, respectively.
NM represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 31, 2022	26-Week Period Ended Jan. 1, 2022	Change in Dollars	% Change
Net earnings (GAAP)	$606,784	$545,454	$61,330	11.2%
Interest (GAAP)	256,192	371,113	(114,921)	(31.0)
Income taxes (GAAP)	166,594	173,952	(7,358)	(4.2)
Depreciation and amortization (GAAP)	378,949	377,763	1,186	0.3
EBITDA (Non-GAAP)	$1,408,519	$1,468,282	$(59,763)	(4.1)%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$(2,571)	$—	$(2,571)	NM
Impact of restructuring and transformational project costs (2)	25,302	47,440	(22,138)	(46.7)
Impact of acquisition-related costs (3)	6,595	21,306	(14,711)	(69.0)
Impact of bad debt reserve adjustments (4)	(4,515)	(13,499)	8,984	66.6
Impact of other non-routine gains and losses (5)	314,878	—	314,878	NM
EBITDA adjusted for Certain Items (Non-GAAP) (6)	$1,748,208	$1,523,529	$224,679	14.7%

(1)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory.
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
(5)
Fiscal 2023 primarily represents a pension settlement charge of $315 million that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer.

(6)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $8 million and $3 million or non-cash stock compensation expense of $52 million and $60 million for fiscal 2023 and fiscal 2022, respectively.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

As of December 31, 2022, we had $500.3 million in cash and cash equivalents. We produced positive free cash flow in a period of higher working capital investments, capital expenditures and investments towards our Recipe for Growth strategy. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 26 weeks of fiscal 2023 to the first 26 weeks of fiscal 2022 are provided.

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

	26-Week Period Ended Dec. 31, 2022	26-Week Period Ended Jan. 1, 2022
Source of cash (use of cash)	(In thousands)
Net cash provided by operating activities (GAAP)	$503,466	$377,047
Additions to plant and equipment	(309,664)	(181,374)
Proceeds from sales of plant and equipment	25,493	5,450
Free Cash Flow (Non-GAAP) (1)	$219,295	$201,123

Acquisition of businesses, net of cash acquired	$(37,699)	$(769,658)
Debt borrowings (repayments), net	237,754	1,226,945
Redemption premiums and repayments for senior notes	—	(1,395,668)
Stock repurchases	(267,727)	(415,824)
Dividends paid	(498,323)	(481,386)

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

Sources and Uses of Cash

Sysco generates cash in the U.S and internationally. As of December 31, 2022, we had $500.3 million in cash and cash equivalents, approximately 98% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow and, due to our strong financial position, we believe that we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. Remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper program and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $503.5 million in cash flows from operations in the first 26 weeks of fiscal 2023, compared to cash flows from operations of $377.0 million in the first 26 weeks of fiscal 2022. In the first 26 weeks of fiscal 2023, these amounts included year-over-year unfavorable comparisons on working capital of $40.1 million due to a decrease in accounts payable, offset by a favorable comparison on accounts receivables and inventory. Accrued expenses also had negative comparisons, primarily from accrued incentives and accrued payroll in the first 26 weeks of fiscal 2023 in comparison to the first 26 weeks of fiscal 2022. Income taxes positively impacted cash flows from operations, as estimated payments made in the first 26 weeks of fiscal 2023 were lower than in fiscal 2022 due to overpayments in the prior year.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2023 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 26 weeks of fiscal 2023 were $128.3 million higher than in the first 26 weeks of fiscal 2022, as we made investments to advance our Recipe for Growth strategy.

During the first 26 weeks of fiscal 2023, we paid $37.7 million, net of cash acquired, for acquisitions compared to $769.7 million in acquisitions made in the first 26 weeks of fiscal 2022.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $47.3 million in the first 26 weeks of fiscal 2023, as compared to $36.1 million in the first 26 weeks of fiscal 2022. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We commenced our share repurchase program during the second quarter of fiscal 2022. We repurchased 3.1 million shares for $267.7 million during the first 26 weeks of fiscal 2023. As of December 31, 2022, we had a remaining authorization of approximately $4.2 billion.

Dividends paid in the first 26 weeks of fiscal 2023 were $498.3 million, or $0.98 per share, as compared to $481.4 million, or $0.94 per share, in the first 26 weeks of fiscal 2022. In November 2022, we declared our regular quarterly dividend for the second quarter of fiscal 2023 of $0.49 per share, which was paid in January 2023.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at December 31, 2022 are disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s now $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of December 31, 2022, Sysco had a total of $10.0 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2022 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Dec. 31, 2022	Jul. 2, 2022
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$161,094	$264,378
Current assets	5,263,848	5,658,972
Total current assets	$5,424,942	$5,923,350
Notes receivable from non-obligor subsidiaries	$91,204	$91,067
Other noncurrent assets	3,972,333	3,910,951
Total noncurrent assets	$4,063,537	$4,002,018

LIABILITIES
Payables due to non-obligor subsidiaries	$88,307	$62,441
Other current liabilities	2,383,167	2,765,756
Total current liabilities	$2,471,474	$2,828,197
Notes payable to non-obligor subsidiaries	$222,611	$315,753
Long-term debt	9,804,557	9,501,842
Other noncurrent liabilities	1,231,795	1,190,177
Total noncurrent liabilities	$11,258,963	$11,007,772

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	26-Week Period Ended Dec. 31, 2022
(In thousands)
Sales	$23,774,313
Gross profit	4,298,963
Operating income	2,420,612
Interest expense from non-obligor subsidiaries	9,952
Net earnings	1,464,216

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to goodwill and intangible assets, income taxes, company-sponsored pension plans, allowance for doubtful accounts and inventory valuation, which are described in Item 7 of our fiscal 2022 Form 10-K and updated below.

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

In the second quarter of fiscal 2023, The Sysco Corporation Retirement Plan (the Plan), executed a commitment agreement to purchase a nonparticipating single premium group annuity contract that transferred $695.0 million of the Plan’s defined benefit pension obligations related to certain pension benefits. As a result of the transaction, we recognized a one-time, non-cash pre-tax pension settlement charge of $315.4 million in the second quarter of fiscal 2023.

As a result of this transaction occurring, the expected long-term rate of return used in the calculation of on-going company-sponsored benefit costs for the U.S. Retirement Plan for the remainder of fiscal 2023 was reassessed and updated to 6.00% in the second quarter of fiscal 2023, as compared to the expected long-term rate of return of 4.50% that was determined for fiscal 2023 in our fiscal 2022 Form 10-K. This update is primarily due to increases in interest rates, given that 70% of the Plan’s assets are invested in fixed income. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of December 31, 2022 was a charge, net of tax, of $829.5 million, as compared to a charge, net of tax, of $1.0 billion as of July 2, 2022. The decrease in the amount reflected in accumulated other comprehensive loss is due to a portion of it being recognized in earnings as a result of the settlement that took place in the second quarter of fiscal 2023.

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
•the expected maturity of $528.2 million of debt in the next 12 months;
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
•the risk that Brexit may adversely impact our operations in the U.K., including those of the Brakes Group, as well as our operations throughout the European Union (EU);
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

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The countries in which we operate, have experienced, and are experiencing, from time to time, deteriorating economic conditions and heightened uncertainty in financial markets, which have adversely impacted business and consumer confidence and spending and depressed capital investment and economic activity in the affected regions. Such conditions and high levels of uncertainty make it difficult to predict when, or if, a recession may occur. In fact, some commentators have suggested that the U.S. is already in a recession. A prolonged economic downturn or recession in the U.S. or global economies, and the impact on gross domestic product growth, corporate earnings, consumer confidence, employment rates, income levels and/or personal wealth, could have a material adverse effect on our results of operations and financial condition.

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

10.1#	—	Commitment Agreement dated October 18, 2022, by and among Sysco Corporation, Massachusetts Mutual Life Insurance Company and State Street Global Advisors Trust Company.

10.2†#	—	Form of Severance Letter Agreement for Senior Vice Presidents.

10.3†#	—	Form of Restricted Stock Award Agreement for Directors (2022) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.4†#	—
Form of Restricted Stock Award Agreement for Directors (2022) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan).

10.5†#	—	Description of Compensation Arrangements with Non-Employee Directors.

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended July 2, 2022 filed on August 26, 2022 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: January 31, 2023	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: January 31, 2023	By:	/s/ NEIL A. RUSSELL
Neil A. Russell
Senior Vice President,
Corporate Affairs and Chief
Communications Officer and
Interim Chief Financial Officer

Date: January 31, 2023	By:	/s/ SCOTT B. STONE
Scott B. Stone
Vice President of Financial Reporting
and Interim Chief Accounting Officer