Form 10-Q
period 2023-04-01
SYSCO CORP
filed 2023-05-02
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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

506,682,318 shares of common stock were outstanding as of April 14, 2023.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Apr. 1, 2023	Jul. 2, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$757,867	$867,086
Accounts receivable, less allowances of $81,190 and $70,790	5,227,387	4,838,912
Inventories	4,620,614	4,437,498
Prepaid expenses and other current assets	292,726	303,789
Income tax receivable	—	35,934
Total current assets	10,898,594	10,483,219
Plant and equipment at cost, less accumulated depreciation	4,649,356	4,456,420
Other long-term assets
Goodwill	4,613,805	4,542,315
Intangibles, less amortization	886,629	952,683
Deferred income taxes	435,800	377,604
Operating lease right-of-use assets, net	708,763	723,297
Other assets	509,086	550,150
Total other long-term assets	7,154,083	7,146,049
Total assets	$22,702,033	$22,085,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,902,249	$5,752,958
Accrued expenses	2,136,322	2,270,753
Accrued income taxes	123,892	40,042
Current operating lease liabilities	94,799	105,690
Current maturities of long-term debt	723,473	580,611
Total current liabilities	8,980,735	8,750,054
Long-term liabilities
Long-term debt	10,258,345	10,066,931
Deferred income taxes	212,407	250,171
Long-term operating lease liabilities	633,224	636,417
Other long-term liabilities	1,009,016	967,907
Total long-term liabilities	12,112,992	11,921,426
Noncontrolling interest	33,004	31,948
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,785,075	1,766,305
Retained earnings	10,829,909	10,539,722
Accumulated other comprehensive loss	(1,280,885)	(1,482,054)
Treasury stock at cost, 258,761,015 and 256,531,543 shares	(10,523,972)	(10,206,888)
Total shareholders’ equity	1,575,302	1,382,260
Total liabilities and shareholders’ equity	$22,702,033	$22,085,688
Note: The July 2, 2022 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022	Apr. 1, 2023	Apr. 2, 2022
Sales	$18,875,676	$16,902,139	$56,596,459	$49,678,888
Cost of sales	15,444,316	13,888,745	46,326,628	40,802,636
Gross profit	3,431,360	3,013,394	10,269,831	8,876,252
Operating expenses	2,737,183	2,517,665	8,200,679	7,303,932
Operating income	694,177	495,729	2,069,152	1,572,320
Interest expense	134,931	124,018	391,123	495,131
Other expense (income), net (1)	5,209	(13,777)	350,614	(27,705)
Earnings before income taxes	554,037	385,488	1,327,415	1,104,894
Income taxes	124,433	82,163	291,027	256,115
Net earnings	$429,604	$303,325	$1,036,388	$848,779

Net earnings:
Basic earnings per share	$0.85	$0.60	$2.04	$1.66
Diluted earnings per share	0.84	0.59	2.03	1.65

Average shares outstanding	507,716,975	508,368,159	507,635,083	510,642,876
Diluted shares outstanding	509,842,400	512,238,523	510,123,782	514,198,780

(1)	Sysco’s second quarter of fiscal 2023 included a charge for $315.4 million in other expense related to pension settlement charges. See Note 9, “Company-Sponsored Employee Benefit Plans.”

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022	Apr. 1, 2023	Apr. 2, 2022
Net earnings	$429,604	$303,325	$1,036,388	$848,779
Other comprehensive income (loss):
Foreign currency translation adjustment	62,771	(96,582)	72,403	(210,646)
Items presented net of tax:
Amortization of cash flow hedges	2,170	2,155	6,495	6,465
Change in net investment hedges	(5,401)	12,041	(15,641)	30,568
Change in cash flow hedges	(22,455)	18,375	(48,642)	11,845
Reclassification adjustment for loss included in net income	(7)	—	15	—
Amortization of prior service cost	74	74	222	222
Amortization of actuarial loss	5,605	6,514	18,124	18,369
Pension settlement charge	—	—	236,591	—
Net actuarial loss arising in current year	—	—	(67,388)	—
Change in marketable securities	1,146	(5,323)	(1,010)	(7,063)
Total other comprehensive income (loss)	43,903	(62,746)	201,169	(150,240)
Comprehensive income	$473,507	$240,579	$1,237,557	$698,539

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 31, 2022	765,174,900	$765,175	$1,774,141	$10,649,338	$(1,324,788)	257,846,972	$(10,427,277)	$1,436,589
Net earnings				429,604				429,604
Foreign currency translation adjustment					62,771			62,771
Amortization of cash flow hedges, net of tax					2,170			2,170
Change in cash flow hedges, net of tax					(22,455)			(22,455)
Change in net investment hedges, net of tax					(5,401)			(5,401)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					5,679			5,679
Change in marketable securities, net of tax					1,139			1,139
Dividends declared ($0.49 per common share)				(249,033)				(249,033)
Treasury stock purchases						1,530,029	(116,023)	(116,023)
Share-based compensation awards			10,934			(615,986)	19,328	30,262
Balance as of April 1, 2023	765,174,900	$765,175	$1,785,075	$10,829,909	$(1,280,885)	258,761,015	$(10,523,972)	$1,575,302

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of January 1, 2022	765,174,900	$765,175	$1,690,487	$10,216,625	$(1,236,258)	258,033,856	$(10,214,957)	$1,221,072
Net earnings				303,325				303,325
Foreign currency translation adjustment					(96,582)			(96,582)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					18,375			18,375
Change in net investment hedges, net of tax					12,041			12,041
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					6,588			6,588
Change in marketable securities, net of tax					(5,323)			(5,323)
Dividends declared ($0.47 per common share)				(240,158)				(240,158)
Share-based compensation awards			46,814			(1,525,874)	53,102	99,916
Balance as of April 2, 2022	765,174,900	$765,175	$1,737,301	$10,279,792	$(1,299,004)	256,507,982	$(10,161,855)	$1,321,409

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 2, 2022	765,174,900	$765,175	$1,766,305	$10,539,722	$(1,482,054)	256,531,543	$(10,206,888)	$1,382,260
Net earnings				1,036,388				1,036,388
Foreign currency translation adjustment					72,403			72,403
Amortization of cash flow hedges, net of tax					6,495			6,495
Change in cash flow hedges, net of tax					(48,642)			(48,642)
Change in net investment hedges, net of tax					(15,641)			(15,641)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					18,346			18,346
Pension settlement charge, net of tax					236,591			236,591
Net actuarial loss arising in current year					(67,388)			(67,388)
Change in marketable securities, net of tax					(995)			(995)
Dividends declared ($1.47 per common share)				(746,201)				(746,201)
Treasury stock purchases						4,629,297	(383,750)	(383,750)
Increase in ownership interest in subsidiaries			(2,077)					(2,077)
Share-based compensation awards			20,847			(2,399,825)	66,666	87,513
Balance as of April 1, 2023	765,174,900	$765,175	$1,785,075	$10,829,909	$(1,280,885)	258,761,015	$(10,523,972)	$1,575,302

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 3, 2021	765,174,900	$765,175	$1,619,995	$10,151,706	$(1,148,764)	253,342,595	$(9,835,216)	$1,552,896
Net earnings				848,779				848,779
Foreign currency translation adjustment					(210,646)			(210,646)
Amortization of cash flow hedges, net of tax					6,465			6,465
Change in cash flow hedges, net of tax					11,845			11,845
Change in net investment hedges, net of tax					30,568			30,568
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					18,591			18,591
Change in marketable securities, net of tax					(7,063)			(7,063)
Dividends declared ($1.41 per common share)				(720,693)				(720,693)
Treasury stock purchases						5,679,298	(415,824)	(415,824)
Increase in ownership interest in subsidiaries			(304)					(304)
Share-based compensation awards			117,610			(2,513,911)	89,185	206,795
Balance as of April 2, 2022	765,174,900	$765,175	$1,737,301	$10,279,792	$(1,299,004)	256,507,982	$(10,161,855)	$1,321,409

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022
Cash flows from operating activities:
Net earnings	$1,036,388	$848,779
Adjustments to reconcile net earnings to cash provided by operating activities:
Pension settlement charge	315,354	—
Share-based compensation expense	73,765	90,667
Depreciation and amortization	574,945	571,607
Operating lease asset amortization	83,959	82,415
Amortization of debt issuance and other debt-related costs	15,019	16,160
Deferred income taxes	(163,044)	(110,058)
Provision for losses on receivables	21,899	572
Loss on extinguishment of debt	—	115,603
Other non-cash items	2,787	(8,945)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(405,372)	(908,127)
Increase in inventories	(172,117)	(644,799)
Increase in prepaid expenses and other current assets	(6,242)	(25,391)
Increase in accounts payable	88,995	764,263
(Decrease) increase in accrued expenses	(55,162)	131,376
Decrease in operating lease liabilities	(100,847)	(99,343)
Increase (decrease) in accrued income taxes	119,784	(42,013)
Decrease (increase) in other assets	23,843	(6,595)
Decrease in other long-term liabilities	(28,172)	(30,300)
Net cash provided by operating activities	1,425,782	745,871
Cash flows from investing activities:
Additions to plant and equipment	(474,456)	(327,535)
Proceeds from sales of plant and equipment	28,313	15,946
Acquisition of businesses, net of cash acquired	(37,384)	(1,281,835)
Purchase of marketable securities	(15,078)	(19,318)
Proceeds from sales of marketable securities	11,641	16,648
Other investing activities	5,610	12,773
Net cash used for investing activities	(481,354)	(1,583,321)
Cash flows from financing activities:
Other debt borrowings including senior notes	174,262	1,251,484
Other debt repayments including senior notes	(81,345)	(38,370)
Redemption premiums and repayments for senior notes	—	(1,395,668)
Debt issuance costs	—	(15,547)
Cash received from termination of interest rate swap agreements	—	23,127
Proceeds from stock option exercises	67,115	89,185
Stock repurchases	(377,800)	(415,824)
Dividends paid	(747,378)	(719,865)
Other financing activities	(57,906)	(19,456)
Net cash used for financing activities	(1,023,052)	(1,240,934)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,713	(13,623)
Net decrease in cash, cash equivalents and restricted cash	(76,911)	(2,092,007)
Cash, cash equivalents and restricted cash at beginning of period	931,376	3,037,100
Cash, cash equivalents and restricted cash at end of period	$854,465	$945,093
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$343,402	$456,996
Income taxes, net of refunds	306,174	395,065

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or the “company” as used in this Form 10-Q refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

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

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Apr. 1, 2023	Apr. 2, 2022
	(In thousands)
Cash and cash equivalents	$757,867	$876,139
Restricted cash (1)	96,598	68,954
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$854,465	$945,093

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth the company’s non-cash investing and financing activities:

	Apr. 1, 2023	Apr. 2, 2022
	(In thousands)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$111,771	$—
Assets obtained in exchange for finance lease obligations	99,776	155,541

2. NEW ACCOUNTING STANDARDS

Liabilities – Supplier Financing Programs

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs, Subtopic 405-50, that requires entities to disclose in the annual financial statements the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with information about their obligations under these programs, including a roll forward of those obligations. Additionally, the guidance requires disclosure of the outstanding amount of the obligations as of the end of each interim period. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.

The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022, which is the first quarter of fiscal 2024 for Sysco, except for the roll forward requirement, which is effective annually for fiscal years beginning after December 15, 2023, which is fiscal year 2025 for Sysco. Early adoption is permitted.

The guidance requires retrospective application to all periods in which a balance sheet is presented, except for the roll forward requirement, which will be applied prospectively. The company is currently reviewing the provisions of the new standard.

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $4.9 billion and $4.6 billion as of April 1, 2023 and July 2, 2022, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer. As of April 1, 2023, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Apr. 1, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$2,649,632	$743,056	$244,695	$—	$3,637,383
Fresh and frozen meats	2,378,124	474,824	461,897	—	3,314,845
Frozen fruits, vegetables, bakery and other	1,949,160	548,719	336,495	—	2,834,374
Dairy products	1,513,084	404,943	162,065	—	2,080,092
Poultry	1,266,096	288,185	272,727	—	1,827,008
Fresh produce	1,288,241	255,615	66,458	—	1,610,314
Paper and disposables	988,448	131,784	205,353	14,561	1,340,146
Seafood	587,726	111,779	51,077	—	750,582
Beverage products	328,221	145,013	144,703	21,957	639,894
Other (1)	308,787	240,203	26,588	265,460	841,038
Total Sales	$13,257,519	$3,344,121	$1,972,058	$301,978	$18,875,676

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Apr. 2, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$2,295,514	$398,378	$484,082	$9	$3,177,983
Canned and dry products	2,194,073	593,156	203,184	77	2,990,490
Frozen fruits, vegetables, bakery and other	1,597,129	514,418	282,246	—	2,393,793
Poultry	1,425,320	232,456	243,927	—	1,901,703
Dairy products	1,230,092	308,260	138,414	—	1,676,766
Fresh produce	1,162,694	222,765	60,738	—	1,446,197
Paper and disposables	930,526	121,184	186,801	13,034	1,251,545
Seafood	630,833	100,312	42,667	—	773,812
Beverage products	264,087	116,590	124,058	19,218	523,953
Other (1)	275,895	226,570	28,720	234,712	765,897
Total Sales	$12,006,163	$2,834,089	$1,794,837	$267,050	$16,902,139

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	39-Week Period Ended Apr. 1, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$7,729,545	$2,135,052	$717,588	$2,002	$10,584,187
Fresh and frozen meats	7,234,503	1,373,206	1,377,707	—	9,985,416
Frozen fruits, vegetables, bakery and other	5,643,893	1,724,851	984,070	149	8,352,963
Dairy products	4,536,602	1,130,429	487,466	—	6,154,497
Poultry	4,169,417	866,378	815,461	—	5,851,256
Fresh produce	4,011,326	767,993	197,801	—	4,977,120
Paper and disposables	2,987,583	410,358	625,402	43,102	4,066,445
Seafood	1,773,891	342,270	129,010	—	2,245,171
Beverage products	947,633	415,004	419,541	67,929	1,850,107
Other (1)	902,662	744,726	85,005	796,904	2,529,297
Total Sales	$39,937,055	$9,910,267	$5,839,051	$910,086	$56,596,459

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	39-Week Period Ended Apr. 2, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$7,143,738	$1,211,781	$1,471,877	$9	$9,827,405
Canned and dry products	6,358,629	1,735,674	496,396	107	8,590,806
Frozen fruits, vegetables, bakery and other	4,606,909	1,550,944	847,579	—	7,005,432
Poultry	4,127,709	714,412	696,633	—	5,538,754
Dairy products	3,445,668	902,752	418,373	—	4,766,793
Fresh produce	3,187,379	656,552	191,349	—	4,035,280
Paper and disposables	2,736,429	355,559	568,054	41,325	3,701,367
Seafood	1,909,559	332,114	109,871	—	2,351,544
Beverage products	766,829	340,966	393,089	60,133	1,561,017
Other (1)	824,432	734,854	76,972	664,232	2,300,490
Total Sales	$35,107,281	$8,535,608	$5,270,193	$765,806	$49,678,888

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

4.  ACQUISITIONS

During the first 39 weeks of fiscal 2023, the company paid cash of $37.4 million for several acquisitions. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of April 1, 2023, aggregate contingent consideration outstanding was $57.2 million, of which $53.7 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 fair value measurement.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of April 1, 2023 and July 2, 2022:

	Assets Measured at Fair Value as of Apr. 1, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$457,876	$10,014	$—	$467,890
Other assets (1)	96,598	—	—	96,598
Total assets at fair value	$554,474	$10,014	$—	$564,488

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 2, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$625,281	$10,007	$—	$635,288
Other assets (1)	64,290	—	—	64,290
Total assets at fair value	$689,571	$10,007	$—	$699,578

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $10.7 billion as of April 1, 2023 and $10.5 billion as of July 2, 2022, while the carrying value was $11.0 billion as of April 1, 2023 and $10.6 billion as of July 2, 2022.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 39 weeks of fiscal 2023. The following table presents the company’s available-for-sale marketable securities as of April 1, 2023 and July 2, 2022:

	Apr. 1, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$98,637	$277	$(6,418)	$92,496	$7,812	$84,684
Government bonds	29,851	—	(1,407)	28,444	—	28,444
Total marketable securities	$128,488	$277	$(7,825)	$120,940	$7,812	$113,128

	Jul. 2, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$96,167	$8	$(5,995)	$90,180	$5,983	$84,197
Government bonds	30,070	—	(302)	29,768	—	29,768
Total marketable securities	$126,237	$8	$(6,297)	$119,948	$5,983	$113,965

As of April 1, 2023, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Apr. 1, 2023
(In thousands)
Due in one year or less	$7,812
Due after one year through five years	66,939
Due after five years through ten years	46,189
Total	$120,940

There were no significant realized gains or losses in marketable securities in the first 39 weeks of fiscal 2023.

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

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of April 1, 2023 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
June 2023	Euro	500

Hedging of foreign currency risk
Various (April 2023 to August 2023)	Swedish Krona	373
Various (May 2023 to October 2023)	British Pound Sterling	18
June 2023	Euro	500

Hedging of fuel risk
Various (April 2023 to June 2025)	Gallons	79

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of April 1, 2023 and July 2, 2022 are as follows:

		Derivative Fair Value
	Balance Sheet location	Apr. 1, 2023	Jul. 2, 2022
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other current liabilities	$3,443	$2,820

Cash Flow Hedges:
Fuel swaps	Other current assets	$1,463	$47,170
Foreign currency forwards	Other current assets	326	633
Fuel swaps	Other assets	32	—
Fuel swaps	Other current liabilities	10,638	—
Foreign currency forwards	Other current liabilities	81	—
Fuel swaps	Other long-term liabilities	5,628	209

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022	Apr. 1, 2023	Apr. 2, 2022
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$134,931	$124,018	$391,123	$495,131
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(4,888)	$1,656	$(5,197)	$29,011
Derivatives designated as hedging instruments	(394)	(4,628)	(5,008)	(52,491)

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022	Apr. 1, 2023	Apr. 2, 2022
	(In thousands)
Interest expense	$(1,940)	$(1,938)	$(5,819)	$(13,830)
Decrease in fair value of debt	2,948	(3,594)	(622)	(42,841)
Hedged items	$(4,888)	$1,656	$(5,197)	$29,011

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 13-week periods ended April 1, 2023 and April 2, 2022, presented on a pretax basis, are as follows:

	13-Week Period Ended Apr. 1, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(27,031)	Operating expense	$(969)
Foreign currency contracts	(878)	Cost of sales / Other income	—
Total	$(27,909)		$(969)

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(7,201)	N/A	$—

	13-Week Period Ended Apr. 2, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$24,097	Operating expense	$9,302
Foreign currency contracts	(58)	Cost of sales / Other income	—
Total	$24,039		$9,302

Derivatives in net investment hedging relationships:
Foreign denominated debt	$16,055	N/A	$—

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the 39-week periods ended April 1, 2023 and April 2, 2022, presented on a pretax basis, are as follows:

	39-Week Period Ended Apr. 1, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(62,186)	Operating expense	$24,393
Foreign currency contracts	(543)	Cost of sales / Other income	—
Total	$(62,729)		$24,393

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(20,854)	N/A	$—

	39-Week Period Ended Apr. 2, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$16,024	Operating expense	$26,882
Foreign currency contracts	(492)	Cost of sales / Other income	—
Total	$15,532		$26,882

Derivatives in net investment hedging relationships:
Foreign denominated debt	$40,757	N/A	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of April 1, 2023 are as follows:

	Apr. 1, 2023
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(569,098)	$3,443

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of July 2, 2022 are as follows:

	Jul. 2, 2022
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(568,601)	$2,820

8. DEBT

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. As of April 1, 2023, there were $108.5 million in borrowings outstanding under this facility.

Sysco has a U.S commercial paper program allowing the company to issue short-term unsecured notes. On September 2, 2022, Sysco entered into an amended and restated commercial paper dealer agreement increasing the issuance allowance from an aggregate amount not to exceed $2.0 billion to an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of April 1, 2023, there were no commercial paper issuances outstanding under this program.

The total carrying value of our debt was $11.0 billion as of April 1, 2023 and $10.6 billion as of July 2, 2022. The increase in the carrying value of our debt from the prior year was due to new financing leases in support of equipment and borrowings under our long-term revolving credit facility.

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

On October 25, 2022, the Sysco Corporation Retirement Plan (the Plan) executed an agreement with Massachusetts Mutual Life Insurance Company (the Insurer). Under this agreement, the Plan purchased a nonparticipating single premium group annuity contract using Plan assets that transferred to the Insurer $695.0 million of the Plan’s defined benefit pension obligations related to certain pension benefits. The contract covers approximately 10,000 Sysco participants and beneficiaries (the Transferred Participants) in the U.S. pension plan (the U.S. Retirement Plan). Under the group annuity contract, the Insurer made an unconditional and irrevocable commitment to pay the pension benefits of each Transferred Participant that were due on or after January 1, 2023. The transaction resulted in no changes to the amount of benefits payable to the Transferred Participants.

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

Funded Status

The following table presents the changes in benefit obligations and plan assets of the U.S. Retirement Plan affected by the interim remeasurements described above for the 39-week period ended April 1, 2023:

U.S. Retirement Plan
(In thousands)
Change in benefit obligation:
Benefit obligation at July 2, 2022	$3,538,232
Service cost	6,247
Interest cost	116,508
Actuarial gain, net	(440,311)
Benefit payments	(96,768)
Settlements	(694,998)
Benefit obligation at April 1, 2023	2,428,910
Change in plan assets:
Fair value of plan assets at July 2, 2022	3,633,167
Actual return on plan assets	(420,775)
Benefit payments	(96,768)
Settlements	(694,998)
Fair value of plan assets at April 1, 2023	2,420,626
Funded status at April 1, 2023	$(8,284)

Components of Net Benefit Costs

The components of net company-sponsored benefit cost for the U.S. Retirement Plan for the third quarter and first 39 weeks of fiscal 2023 and fiscal 2022 are as follows:

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022	Apr. 1, 2023	Apr. 2, 2022
	(In thousands)		(In thousands)
Service cost	$1,890	$3,382	$6,247	$10,146
Interest cost	35,904	34,792	116,508	104,376
Expected return on plan assets	(35,425)	(51,580)	(112,402)	(154,740)
Amortization of prior service cost	98	99	295	297
Amortization of actuarial loss	7,018	7,304	23,627	21,912
Settlement loss recognized	—	—	315,354	—
Net pension (benefits) costs	$9,485	$(6,003)	$349,629	$(18,009)

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

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022	Apr. 1, 2023	Apr. 2, 2022
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$429,604	$303,325	$1,036,388	$848,779
Denominator:
Weighted-average basic shares outstanding	507,716,975	508,368,159	507,635,083	510,642,876
Dilutive effect of share-based awards	2,125,425	3,870,364	2,488,699	3,555,904
Weighted-average diluted shares outstanding	509,842,400	512,238,523	510,123,782	514,198,780
Basic earnings per share	$0.85	$0.60	$2.04	$1.66
Diluted earnings per share	$0.84	$0.59	$2.03	$1.65

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,264,000 and 1,105,000 for the third quarter of fiscal 2023 and fiscal 2022, respectively. The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,835,000 and 1,731,000 for the first 39 weeks of fiscal 2023 and fiscal 2022, respectively.

11.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $473.5 million and $240.6 million for the third quarter of fiscal 2023 and fiscal 2022, respectively. Comprehensive income was $1.2 billion and $698.5 million for the first 39 weeks of fiscal 2023 and fiscal 2022, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Apr. 1, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$99	$25	$74
Amortization of actuarial loss, net	Other expense, net	7,472	1,867	5,605
Total reclassification adjustments		7,571	1,892	5,679
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	62,771	—	62,771
Marketable securities:
Change in marketable securities (1)	N/A	1,441	302	1,139
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedge	Operating expenses (2)	(27,909)	(5,454)	(22,455)
Change in net investment hedge	N/A	(7,201)	(1,800)	(5,401)
Total other comprehensive income (loss) before reclassification adjustments		(35,110)	(7,254)	(27,856)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,893	723	2,170
Total other comprehensive income (loss)		$39,566	$(4,337)	$43,903

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the third quarter of fiscal 2023.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Apr. 2, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$99	$25	$74
Amortization of actuarial loss, net	Other expense, net	8,668	2,154	6,514
Total reclassification adjustments		8,767	2,179	6,588
Foreign currency translation:
Foreign currency translation adjustment	N/A	(96,582)	—	(96,582)
Marketable securities:
Change in marketable securities (1)	N/A	(6,738)	(1,415)	(5,323)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	24,039	5,664	18,375
Change in net investment hedges	N/A	16,055	4,014	12,041
Total other comprehensive income before reclassification adjustments		40,094	9,678	30,416
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income (loss)		$(51,585)	$11,161	$(62,746)

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the third quarter of fiscal 2022.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		39-Week Period Ended Apr. 1, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense, net	$(89,851)	$(22,463)	$(67,388)
Settlements	Other expense, net	315,455	78,864	236,591
Total other comprehensive income before reclassification adjustments		225,604	56,401	169,203
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	297	75	222
Amortization of actuarial loss, net	Other expense, net	24,158	6,034	18,124
Total reclassification adjustments		24,455	6,109	18,346
Foreign currency translation:
Foreign currency translation adjustment	N/A	72,403	—	72,403
Marketable securities:
Change in marketable securities (1)	N/A	(1,260)	(265)	(995)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(62,729)	(14,087)	(48,642)
Change in net investment hedges	N/A	(20,854)	(5,213)	(15,641)
Total other comprehensive income (loss) before reclassification adjustments		(83,583)	(19,300)	(64,283)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,660	2,165	6,495
Total other comprehensive income		$246,279	$45,110	$201,169

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 39 weeks of fiscal 2023.

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

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Apr. 1, 2023
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2022	$(1,011,335)	$(501,517)	$35,770	$(4,972)	$(1,482,054)
Net actuarial loss arising in the current year	(67,388)	—	—	—	(67,388)
Settlements	236,591	—	—	—	236,591
Equity adjustment from foreign currency translation	—	72,403	—	—	72,403
Amortization of cash flow hedges	—	—	6,495	—	6,495
Change in net investment hedges	—	—	(15,641)	—	(15,641)
Change in cash flow hedge	—	—	(48,642)	—	(48,642)
Amortization of unrecognized prior service cost	222	—	—	—	222
Amortization of unrecognized net actuarial losses	18,124	—	—	—	18,124
Change in marketable securities	—	—	—	(995)	(995)
Balance as of Apr. 1, 2023	$(823,786)	$(429,114)	$(22,018)	$(5,967)	$(1,280,885)

	39-Week Period Ended Apr. 2, 2022
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities	Total
	(In thousands)
Balance as of Jul. 3, 2021	$(1,061,991)	$(40,092)	$(51,096)	$4,415	$(1,148,764)
Equity adjustment from foreign currency translation	—	(210,646)	—	—	(210,646)
Amortization of cash flow hedges	—	—	6,465	—	6,465
Change in net investment hedges	—	—	30,568	—	30,568
Change in cash flow hedge	—	—	11,845	—	11,845
Amortization of unrecognized prior service cost	222	—	—	—	222
Amortization of unrecognized net actuarial losses	18,369	—	—	—	18,369
Change in marketable securities	—	—	—	(7,063)	(7,063)
Balance as of Apr. 2, 2022	$(1,043,400)	$(250,738)	$(2,218)	$(2,648)	$(1,299,004)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 39 weeks of fiscal 2023, options to purchase 916,673 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2023 was $24.58.

In the first 39 weeks of fiscal 2023, employees were granted 441,153 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 39 weeks of fiscal 2023 was $85.31. The PSUs will convert into shares of Sysco common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 39 weeks of fiscal 2023, employees were granted 889,635 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2023 was $75.70.

Employee Stock Purchase Plan

Plan participants purchased 792,411 shares of common stock under the ESPP during the first 39 weeks of fiscal 2023. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.15 during the first 39 weeks of fiscal 2023. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $73.8 million and $90.7 million for the first 39 weeks of fiscal 2023 and fiscal 2022, respectively.

As of April 1, 2023, there was $149.4 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.05 years.

13.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the third quarter and first 39 weeks of fiscal 2023 were 22.46% and 21.92%, respectively. The third quarter was favorably impacted by a cumulative effect of the change in the effective tax rate. The first 39 weeks of fiscal 2023 were favorably impacted by the benefit of the pension buyout and excess tax benefits of equity-based compensation.

The effective tax rates for the third quarter and first 39 weeks of fiscal 2022 were 21.31% and 23.18%, respectively. The effective tax rate for the third quarter and first 39 weeks of fiscal 2022 was favorably impacted by the excess tax benefits of equity-based compensation and the impact of non-taxable corporate-owned life insurance policies. For the first 39 weeks of fiscal 2022, these were partially offset by the increase in our reserve for uncertain tax positions recognized in the first quarter of fiscal 2022.

Uncertain Tax Positions

As of April 1, 2023, the gross amount of unrecognized tax benefit and related accrued interest was $32.4 million and $7.4 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

During the third quarter of fiscal 2023, Sysco received a Statutory Notice of Deficiency from the Internal Revenue Service, mainly related to foreign tax credits generated in fiscal 2018 from repatriated earnings primarily from our Canadian operations. In the fourth quarter (April 18th) of fiscal 2023, the company filed suit in the U.S. Tax Court challenging the validity of certain tax regulations related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act of 2017 (TCJA). The lawsuit seeks to have the court invalidate these regulations, which would affirm the company’s position regarding its foreign tax credits. Sysco has previously recorded a benefit of $131.0 million attributable to its interpretation of the TCJA and the Internal Revenue Code. If the company is ultimately unsuccessful in defending its position, it may be required to reverse all, or some portion, of the benefit previously recorded.

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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022	Apr. 1, 2023	Apr. 2, 2022
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$13,257,519	$12,006,163	$39,937,055	$35,107,281
International Foodservice Operations	3,344,121	2,834,089	9,910,267	8,535,608
SYGMA	1,972,058	1,794,837	5,839,051	5,270,193
Other	301,978	267,050	910,086	765,806
Total	$18,875,676	$16,902,139	$56,596,459	$49,678,888

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022	Apr. 1, 2023	Apr. 2, 2022
Operating income (loss):	(In thousands)		(In thousands)
U.S. Foodservice Operations	$855,766	$746,467	$2,540,555	$2,220,812
International Foodservice Operations	48,352	7,760	192,945	55,181
SYGMA	25,439	4,362	37,715	(4,814)
Other	11,836	(3,972)	33,255	2,667
Total segments	941,393	754,617	2,804,470	2,273,846
Global Support Center	(247,216)	(258,888)	(735,318)	(701,526)
Total operating income	694,177	495,729	2,069,152	1,572,320
Interest expense	134,931	124,018	391,123	495,131
Other expense (income), net	5,209	(13,777)	350,614	(27,705)
Earnings before income taxes	$554,037	$385,488	$1,327,415	$1,104,894

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

Highlights

Our results for the third quarter of fiscal 2023 were primarily driven by 11.7% sales growth compared to the third quarter of fiscal 2022. This double-digit sales growth was driven by volume growth, effective management of inflation, and continued share gains. Our gross profit growth this quarter outpaced operating expense, as we continued to improve our supply chain productivity. We continued to make progress on our Recipe for Growth strategy, with advancement in our digital tools, supply chain investments, and sales and merchandising initiatives, both domestically and internationally. Our net earnings for the first 39 weeks also includes a pension liability transfer, which resulted in a non-cash charge of $315.4 million recorded within Other expense (income), net. See below for a comparison of our fiscal 2023 results to our fiscal 2022 results, both including and excluding Certain Items (as defined below).

Comparisons of results from the third quarter of fiscal 2023 to the third quarter of fiscal 2022 are presented below:

•Sales:
◦increased 11.7%, or $2.0 billion, to $18.9 billion;
•Operating income:
◦increased 40.0%, or $198.4 million, to $694.2 million;
◦adjusted operating income increased 27.8%, or $160.1 million, to $735.5 million;
•Net earnings:
◦increased 41.6%, or $126.3 million, to $429.6 million;
◦adjusted net earnings increased 26.9%, or $97.6 million, to $460.5 million;
•Basic earnings per share:
◦increased 41.7%, or $0.25, to $0.85 per share;
•Diluted earnings per share:
◦increased 42.4%, or $0.25, to $0.84 per share;
◦adjusted diluted earnings per share increased 26.8%, or $0.19, to $0.90;
•EBITDA:
◦increased 25.8%, or $181.6 million, to $885.0 million; and
◦adjusted EBITDA increased 19.0%, or $144.0 million, to $899.7 million.

Comparisons of results from the first 39 weeks of fiscal 2023 to the first 39 weeks of fiscal 2022 are presented below:

•Sales:
◦increased 13.9%, or $6.9 billion, to $56.6 billion;
•Operating income:
◦increased 31.6%, or $496.8 million, to $2.1 billion;
◦adjusted operating income increased 24.6%, or $431.7 million, to $2.2 billion;
•Net earnings:
◦increased 22.1%, or $187.6 million, to $1.0 billion;
◦adjusted net earnings increased 25.5%, or $276.3 million, to $1.4 billion;
•Basic earnings per share:
◦increased 22.9%, or $0.38, to $2.04 per share;
•Diluted earnings per share:
◦increased 23.0%, or $0.38, to $2.03 per share; and
◦adjusted diluted earnings per share increased 26.5%, or $0.56, to $2.67;
•EBITDA:
◦increased 5.6%, or $121.9 million, to $2.3 billion; and
◦adjusted EBITDA increased 16.2%, or $368.6 million, to $2.6 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, as we believe these metrics provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) facility closure and severance charges; acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions; and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance pertaining to COVID-related personal protection equipment inventory and a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer. Our results for fiscal 2022 were also impacted by a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory, losses on the extinguishment of long-term debt and an increase in reserves for uncertain tax positions.

The fiscal 2023 and fiscal 2022 items discussed above are collectively referred to as “Certain Items.” The results of our foreign operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our total Sysco and our International Foodservice Operations results on a constant currency basis.

Trends

Economic and Industry Trends

Sysco continues to outperform the foodservice market due to the success of the Recipe for Growth strategy. The food-away-from-home sector is a healthy long-term market. Sysco is diversified and well positioned as the market leader in food service and remains on track to meet our stated goal of achieving growth at a rate of 1.35 times the U.S. foodservice industry in fiscal 2023. We delivered strong sales growth throughout the quarter, despite industry volumes decelerating to slight growth beginning in March.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. The most significant factor affecting performance in the third quarter of fiscal 2023 was volume growth, as we experienced a 6.1% improvement in U.S. Foodservice case volume and a 4.2% improvement in local case volume within our U.S. segment, in each instance as compared to the third quarter of fiscal 2022. This volume reflects our broadline and specialty businesses, except for our specialty meats business, which measures its volume in pounds. This growth enabled us to gain market share during the third quarter of fiscal 2023, and we expect to continue to grow profitably with both new and existing customers.

Product cost inflation has also been a driver of our sales and gross profit performance. We experienced inflation at a rate of 4.9% and 7.6% in the third quarter and first 39 weeks of fiscal 2023, respectively, at the total enterprise level, primarily driven by inflation in the dairy and frozen categories. The rate of inflation, as compared to the prior year, declined at an accelerated rate, and this trend is continuing into the fourth quarter of fiscal 2023. During the quarter, we were successful in managing our inflation, resulting in an increase in gross profit dollars. Gross margin increased 35 and 28 basis points in the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the same prior year periods, primarily driven by higher volumes, the effective management of inflation and progress with our partnership growth management initiatives.

Operating Expense Trends

Total operating expenses increased 8.7% and 12.3% during the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the third quarter and first 39 weeks of fiscal 2022, driven by increased volumes, cost inflation, continued operational cost pressures from the operating environment and our planned investments to drive our transformation initiatives under our Recipe for Growth strategy. This quarter included transformation investments of $60 million. We continued to improve our supply chain efficiency, while investing in associate retention and best-in-class training, primarily for transportation and warehouse colleagues. Our Sysco Driver Academy and industry leading training programs are contributing to improved retention and productivity, and we expect to see this trend improve as the percentage of drivers and warehouse colleagues trained from within Sysco continues to grow. We believe the advancements we are making in our physical capabilities, and the investments we are making in improved training, will provide improved service levels to our customers and strengthen Sysco’s ability to profitably win market share.

Pension Settlement Charge

The Sysco Corporation Retirement Plan (the Plan) executed a commitment agreement to purchase a nonparticipating single premium group annuity contract that transferred $695.0 million of the Plan’s defined benefit pension obligations related to certain pension benefits. As a result of the transaction, we recognized a one-time, non-cash pre-tax pension settlement charge of $315.4 million in the second quarter of fiscal 2023. This charge has been treated as a Certain Item. The amount of on-going expense for the Plan has been remeasured for the remainder of the fiscal year. Pension expense is elevated over fiscal 2022 due to increased interest rates and lower asset returns; the majority of the increase is included within Other expense (income), net in the consolidated results of operations. We expect pension expense within this line item to increase by approximately $16 million for the last 13 weeks of fiscal 2023, as compared to the same time period in fiscal 2022.

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

The results of these acquisitions were not material to the consolidated results of the company for the third quarter of fiscal 2023.

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

Our various business transformation initiatives remain on track, including promoting our specialty programs for produce, protein and Italian products and our customer growth initiatives. Our strategic initiative to enable omni-channel inventory fulfillment is operating in our first test region, and we have made progress in expanding to deliveries six days a week. From these actions as a part of our Recipe for Growth, the benefits of our developing capabilities are apparent in the new customers we are winning and in the progress we are making toward increasing market share. We expect that, as our Recipe for Growth matures, the impact on our top-line growth will continue to accelerate. We are committed to profitably growing 1.5 times the market by the end of fiscal 2024, the third year of our three-year strategic plan.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Apr. 1, 2023	Apr. 2, 2022	Apr. 1, 2023	Apr. 2, 2022
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.8	82.2	81.9	82.1
Gross profit	18.2	17.8	18.1	17.9
Operating expenses	14.5	14.9	14.4	14.7
Operating income	3.7	2.9	3.7	3.2
Interest expense	0.8	0.7	0.7	1.0
Other expense (income), net	—	(0.1)	0.7	—
Earnings before income taxes	2.9	2.3	2.3	2.2
Income taxes	0.6	0.5	0.5	0.5
Net earnings	2.3%	1.8%	1.8%	1.7%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
	Apr. 1, 2023	Apr. 1, 2023
Sales	11.7%	13.9%
Cost of sales	11.2	13.5
Gross profit	13.9	15.7
Operating expenses	8.7	12.3
Operating income	40.0	31.6
Interest expense	8.8	(21.0)
Other expense (income), net (1) (2)	(137.8)	(1,365.5)
Earnings before income taxes	43.7	20.1
Income taxes	51.4	13.6
Net earnings	41.6%	22.1%
Basic earnings per share	41.7%	22.9%
Diluted earnings per share	42.4	23.0
Average shares outstanding	(0.1)	(0.6)
Diluted shares outstanding	(0.5)	(0.8)

(1)	Other expense (income), net was expense of $5.2 million and income of $13.8 million in the third quarter of fiscal 2023 and fiscal 2022, respectively.
(2)	Other expense (income), net was expense of $350.6 million and income of $27.7 million in the first 39 weeks of fiscal 2023 and fiscal 2022, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Apr. 1, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$13,257,519	$3,344,121	$1,972,058	$301,978	$—	$18,875,676
Sales increase	10.4%	18.0%	9.9%	13.1%		11.7%
Percentage of total	70.2%	17.7%	10.4%	1.7%		100.0%

Operating income (loss)	$855,766	$48,352	$25,439	$11,836	$(247,216)	$694,177
Operating income (loss) increase (decrease)	14.6%	NM	NM	NM	(4.5)%	40.0%
Percentage of total segments	90.9%	5.1%	2.7%	1.3%		100.0%
Operating income as a percentage of sales	6.5%	1.4%	1.3%	3.9%		3.7%

	13-Week Period Ended Apr. 2, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$12,006,163	$2,834,089	$1,794,837	$267,050	$—	$16,902,139
Percentage of total	71.0%	16.8%	10.6%	1.6%		100.0%

Operating income (loss)	$746,467	$7,760	$4,362	$(3,972)	$(258,888)	$495,729
Percentage of total segments	98.9%	1.0%	0.6%	(0.5)%		100.0%
Operating income (loss) as a percentage of sales	6.2%	0.3%	0.2%	(1.5)%		2.9%

	39-Week Period Ended Apr. 1, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$39,937,055	$9,910,267	$5,839,051	$910,086	$—	$56,596,459
Sales increase	13.8%	16.1%	10.8%	18.8%		13.9%
Percentage of total	70.6%	17.5%	10.3%	1.6%		100.0%

Operating income (loss)	$2,540,555	$192,945	$37,715	$33,255	$(735,318)	$2,069,152
Operating income (loss) increase	14.4%	249.7%	NM	NM	4.8%	31.6%
Percentage of total segments	90.6%	6.9%	1.3%	1.2%		100.0%
Operating income as a percentage of sales	6.4%	1.9%	0.6%	3.7%		3.7%

	39-Week Period Ended Apr. 2, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$35,107,281	$8,535,608	$5,270,193	$765,806	$—	$49,678,888
Percentage of total	70.7%	17.2%	10.6%	1.5%		100.0%

Operating income (loss)	$2,220,812	$55,181	$(4,814)	$2,667	$(701,526)	$1,572,320
Percentage of total segments	97.7%	2.4%	(0.2)%	0.1%		100.0%
Operating income (loss) as a percentage of sales	6.3%	0.6%	(0.1)%	0.3%		3.2%

Based on information in Note 15, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, in the third quarter and first 39 weeks of fiscal 2023, U.S. Foodservice Operations and International Foodservice Operations collectively represented approximately 87.9% and 88.1% of Sysco’s overall sales and 96.0% and 97.5% of total segment operating income, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Apr. 1, 2023	13-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$13,257,519	$12,006,163	$1,251,356	10.4%
Gross profit	2,545,859	2,270,045	275,814	12.2
Operating expenses	1,690,093	1,523,578	166,515	10.9
Operating income	$855,766	$746,467	$109,299	14.6%

Gross profit	$2,545,859	$2,270,045	$275,814	12.2%
Adjusted operating expenses (Non-GAAP)	1,678,390	1,520,676	157,714	10.4
Adjusted operating income (Non-GAAP)	$867,469	$749,369	$118,100	15.8%

	39-Week Period Ended Apr. 1, 2023	39-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$39,937,055	$35,107,281	$4,829,774	13.8%
Gross profit	7,651,291	6,594,477	1,056,814	16.0
Operating expenses	5,110,736	4,373,665	737,071	16.9
Operating income	$2,540,555	$2,220,812	$319,743	14.4%

Gross profit	$7,651,291	$6,594,477	$1,056,814	16.0%
Adjusted operating expenses (Non-GAAP)	5,079,140	4,364,629	714,511	16.4
Adjusted operating income (Non-GAAP)	$2,572,151	$2,229,848	$342,303	15.4%

Sales
The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume (1)	5.9%	$709.6	5.2%	$1,833.7
Inflation	4.2	510.0	7.6	2,664.2
Other (2)	0.3	31.8	1.0	331.9
Total change in sales	10.4%	$1,251.4	13.8%	$4,829.8

(1)
Case volumes increased 6.1% and 6.2% compared to the third quarter and first 39 weeks of fiscal 2022, respectively. This volume increase resulted in a 5.9% and 5.2% increase in the dollar value of sales compared to the third quarter and first 39 weeks of fiscal 2022, respectively.

(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from these specialty meats operations is included within “Other.”

The sales growth in our U.S. Foodservice Operations was fueled by three factors: inflation, market growth, and strong market share gains. Case volumes from our U.S. Foodservice Operations increased 6.1% and 6.2% in the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the third quarter and first 39 weeks of fiscal 2022. This included a 4.2% and 4.4% increase in local customer case volume in the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the third quarter and first 39 weeks of fiscal 2022.

Operating Income

The increase in operating income for the third quarter and first 39 weeks of fiscal 2023, as compared to the third quarter and first 39 weeks of fiscal 2022, was driven by gross profit dollar growth and partially offset by an increase in operating expenses.

Gross profit dollar growth in the third quarter and first 39 weeks of fiscal 2023, as compared to the third quarter and first 39 weeks of fiscal 2022, was driven primarily by higher volumes, as well as continued progress with effective management of product cost inflation and our partnership growth management initiatives. The estimated change in product costs, an internal measure of inflation or deflation, increased in both the third quarter and first 39 weeks of fiscal 2023. For the third quarter and first 39 weeks of fiscal 2023, this change in product costs was primarily driven by inflation in the dairy and frozen food categories. Gross margin, which is gross profit as a percentage of sales, was 19.2% in each of the third quarter and first 39 weeks of fiscal 2023 for our U.S. Foodservice Operations, which was an increase of 29 basis points compared to gross margin of 18.9% in the third quarter of fiscal 2022, and an increase of 38 basis points compared to gross margin of 18.8% in the first 39 weeks of fiscal 2022.

The increase in operating expenses for the third quarter and first 39 weeks of fiscal 2023, as compared to the third quarter and first 39 weeks of fiscal 2022, was primarily driven by increased volumes, cost inflation, operational pressures from the operating environment and our planned investments to drive our transformation initiatives.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Apr. 1, 2023	13-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$3,344,121	$2,834,089	$510,032	18.0%
Gross profit	642,778	570,241	72,537	12.7
Operating expenses	594,426	562,481	31,945	5.7
Operating income	$48,352	$7,760	$40,592	523.1%

Gross profit	$642,778	$570,241	$72,537	12.7%
Adjusted operating expenses (Non-GAAP)	575,728	535,617	40,111	7.5
Adjusted operating income (Non-GAAP)	$67,050	$34,624	$32,426	93.7%

Sales on a constant currency basis (Non-GAAP)	$3,550,782	$2,834,089	$716,693	25.3%
Gross profit on a constant currency basis (Non-GAAP)	683,023	570,241	112,782	19.8
Adjusted operating expenses on a constant currency basis (Non-GAAP)	612,798	535,617	77,181	14.4
Adjusted operating income (Non-GAAP)	$70,225	$34,624	$35,601	102.8%

	39-Week Period Ended Apr. 1, 2023	39-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$9,910,267	$8,535,608	$1,374,659	16.1%
Gross profit	1,916,503	1,725,306	191,197	11.1
Operating expenses	1,723,558	1,670,125	53,433	3.2
Operating income	$192,945	$55,181	$137,764	249.7%

Gross profit	$1,916,503	$1,725,306	$191,197	11.1%
Adjusted operating expenses (Non-GAAP)	1,663,682	1,586,914	76,768	4.8
Adjusted operating income (Non-GAAP)	$252,821	$138,392	$114,429	82.7%

Sales on a constant currency basis (Non-GAAP)	$10,758,433	$8,535,608	$2,222,825	26.0%
Gross profit on a constant currency basis (Non-GAAP)	2,094,357	1,725,306	369,051	21.4
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,826,687	1,586,914	239,773	15.1
Adjusted operating income on a constant currency basis (Non-GAAP)	$267,670	$138,392	$129,278	93.4%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	14.9%	$421.7	15.2%	$1,293.4
Foreign currency	(7.3)	(206.7)	(9.9)	(848.2)
Other (1)	10.4	295.0	10.8	929.5
Total change in sales	18.0%	$510.0	16.1%	$1,374.7

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the third quarter and first 39 weeks of fiscal 2023 were higher, as compared to the third quarter and first 39 weeks of fiscal 2022, due to inflation, along with an improvement in volume, some of which was attributable to our Recipe for Growth initiatives. Partially offsetting these increases was the negative impact of foreign currency translation.

Operating Income

The increase in operating income for the third quarter and first 39 weeks of fiscal 2023, as compared to the third quarter and first 39 weeks of fiscal 2022, was due to the continuing increase in sales volumes, along with specific efforts to optimize our gross profit while addressing our increased operating expenses.

The increase in gross profit dollars in the third quarter and first 39 weeks of fiscal 2023, as compared to the third quarter and first 39 weeks of fiscal 2022, was attributable to the increase in sales volume and the management of inflation, along with specific efforts to optimize our gross profit dollars.

The increase in operating expenses for the third quarter and first 39 weeks of fiscal 2023, as compared to the third quarter and first 39 weeks of fiscal 2022, was primarily due to increased volume and inflation.

Results of SYGMA and Other Segment

For SYGMA, sales were 9.9% and 10.8% higher in the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the third quarter and first 39 weeks of fiscal 2022, primarily from inflation and fee increases to customers. Operating income increased by $21.1 million and $42.5 million in the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the third quarter and first 39 weeks of fiscal 2022, primarily due to fee increases to customers.

For the operations that are grouped within Other, operating income increased $15.8 million and $30.6 million in the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the third quarter and first 39 weeks of fiscal 2022, primarily due to the recovery of our hospitality business, Guest Worldwide. Volume for this business has improved as hospitality occupancy rates across the industry have grown from prior year levels.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the third quarter of fiscal 2023 increased $15.0 million, or 6.6%, as compared to the third quarter of fiscal 2022, primarily due to expenses associated with business technology transformation initiatives and increases in self-insurance reserves. These expenses in the first 39 weeks of fiscal 2023 increased $62.9 million, or 9.4%, as compared to the first 39 weeks of fiscal 2022, primarily due to increases in self-insurance reserves, fuel hedging program expenses and expenses associated with business technology transformation initiatives.

Included in Global Support Center expenses are Certain Items that totaled $10.9 million and $27.2 million in the third quarter and first 39 weeks of fiscal 2023, as compared to $49.9 million and $91.6 million in the third quarter and first 39 weeks of fiscal 2022, respectively. Certain Items impacting the third quarter and first 39 weeks of fiscal 2023 were primarily expenses associated with our business technology transformation initiatives. Certain Items impacting the third quarter and first 39 weeks of fiscal 2022 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions.

Interest Expense

Interest expense increased $10.9 million and decreased $104.0 million for the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the third quarter and first 39 weeks of fiscal 2022. The increase in the third quarter was primarily due to an increase in commercial paper borrowing activity compared to the third quarter of fiscal 2022. The decrease in the first 39 weeks of fiscal 2023 compared to the first 39 weeks of fiscal 2022 was primarily due to a $115.6 million charge taken for debt extinguished in fiscal 2022.

Other income and expense

Other expense increased $19.0 million and $378.3 million for the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the third quarter and first 39 weeks of fiscal 2022. The increase in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 was due to an increase in pension expenses, which were driven by increased interest rates and lower asset returns. The expense in the first 39 weeks of fiscal 2023 was primarily attributable to a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer, as well as higher on-going pension expense.

Net Earnings

Net earnings increased 41.6% and 22.1% in the third quarter and first 39 weeks of fiscal 2023, respectively, as compared to the third quarter and first 39 weeks of fiscal 2022, due primarily to the items noted above for operating income and other expense, as well as items impacting our income taxes that are discussed in Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 26.9% and 25.5% in the third quarter and first 39 weeks of fiscal 2023, primarily due to an increase in sales volume.

Earnings Per Share

Basic earnings per share in the third quarter of fiscal 2023 were $0.85, a 41.7% increase from the comparable prior year amount of $0.60 per share. Diluted earnings per share in the third quarter of fiscal 2023 were $0.84, a 42.4% increase from the comparable prior year period amount of $0.59 per share. Adjusted diluted earnings per share, excluding Certain Items, in the third quarter of fiscal 2023 were $0.90, a 26.8% increase from the comparable prior year amount of $0.71 per share.

Basic earnings per share in the first 39 weeks of fiscal 2023 were $2.04, a 22.9% increase from the comparable prior year amount of $1.66 per share. Diluted earnings per share in the first 39 weeks of fiscal 2023 were $2.03, a 23.0% increase from the comparable prior year period amount of $1.65 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 39 weeks of fiscal 2023 were $2.67, a 26.5% increase from the comparable prior year amount of $2.11 per share.

Non-GAAP Reconciliations

Our discussion of our results includes certain non-GAAP financial measures, such as EBITDA and adjusted EBITDA, which we believe provide important perspective with respect to underlying business trends. Other than free cash flow and EBITDA, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of: (1) restructuring and transformational project costs consisting of: (a) restructuring charges, (b) expenses associated with our various transformation initiatives and (c) facility closure and severance charges; (2) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions; and (3) the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance related to COVID-related personal protection equipment inventory and a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer. Our results for fiscal 2022 were also impacted by a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory, losses on the extinguishment of long-term debt and an increase in reserves for uncertain tax positions.

The results of our operations can be impacted due to changes in exchange rates applicable in converting local currencies to U.S. dollars. We measure our results on a constant currency basis. Constant currency operating results are calculated by translating current-period local currency operating results with the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.

Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items and presenting its results on a constant currency basis, provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

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

	13-Week Period Ended Apr. 1, 2023	13-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
Sales (GAAP)	$18,875,676	$16,902,139	$1,973,537	11.7%
Impact of currency fluctuations (1)	211,164	—	211,164	1.2
Comparable sales using a constant currency basis (Non-GAAP)	$19,086,840	$16,902,139	$2,184,701	12.9%

Cost of sales (GAAP)	$15,444,316	$13,888,745	$1,555,571	11.2%
Impact of inventory valuation adjustment (2)	—	(29,550)	29,550	0.2
Cost of sales adjusted for Certain Items (Non-GAAP)	$15,444,316	$13,859,195	$1,585,121	11.4%

Gross profit (GAAP)	$3,431,360	$3,013,394	$417,966	13.9%
Impact of inventory valuation adjustment (2)	—	29,550	(29,550)	(1.1)
Comparable gross profit adjusted for Certain Items (Non-GAAP)	3,431,360	3,042,944	388,416	12.8
Impact of currency fluctuations (1)	41,794	—	41,794	1.3
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,473,154	$3,042,944	$430,210	14.1%

Gross margin (GAAP)	18.18%	17.83%		35 bps
Impact of inventory valuation adjustment (2)	—	0.17		-17 bps
Comparable gross margin adjusted for Certain Items (Non-GAAP)	18.18	18.00		18 bps
Impact of currency fluctuations (1)	0.02	—		2 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.20%	18.00%		20 bps

Operating expenses (GAAP)	$2,737,183	$2,517,665	$219,518	8.7%
Impact of restructuring and transformational project costs (3)	(12,255)	(19,171)	6,916	36.1
Impact of acquisition-related costs (4)	(29,004)	(36,699)	7,695	21.0
Impact of bad debt reserve adjustments (5)	(90)	5,717	(5,807)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	2,695,834	2,467,512	228,322	9.3
Impact of currency fluctuations (1)	41,607	—	41,607	1.6
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,737,441	$2,467,512	$269,929	10.9%

Operating expense as a percentage of sales (GAAP)	14.50%	14.90%		-40 bps
Impact of certain item adjustments	(0.22)	(0.30)		8 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.28%	14.60%		-32 bps

Operating income (GAAP)	$694,177	$495,729	$198,448	40.0%
Impact of inventory valuation adjustment (2)	—	29,550	(29,550)	NM
Impact of restructuring and transformational project costs (3)	12,255	19,171	(6,916)	(36.1)
Impact of acquisition-related costs (4)	29,004	36,699	(7,695)	(21.0)
Impact of bad debt reserve adjustments (5)	90	(5,717)	5,807	NM
Operating income adjusted for Certain Items (Non-GAAP)	735,526	575,432	160,094	27.8
Impact of currency fluctuations (1)	187	—	187	0.1
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$735,713	$575,432	$160,281	27.9%

Operating margin (GAAP)	3.68%	2.93%		75 bps

	13-Week Period Ended Apr. 1, 2023	13-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
Operating margin adjusted for Certain Items (Non-GAAP)	3.90%	3.40%		50 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.85%	3.40%		45 bps

Other expense (income) (GAAP)	$5,209	$(13,777)	$18,986	NM
Impact of other non-routine gains and losses	(448)	—	(448)	NM
Other expense (income) adjusted for Certain Items (Non-GAAP)	$4,761	$(13,777)	$18,538	NM

Net earnings (GAAP)	$429,604	$303,325	$126,279	41.6%
Impact of inventory valuation adjustment (2)	—	29,550	(29,550)	NM
Impact of restructuring and transformational project costs (3)	12,255	19,171	(6,916)	(36.1)
Impact of acquisition-related costs (4)	29,004	36,699	(7,695)	(21.0)
Impact of bad debt reserve adjustments (5)	90	(5,717)	5,807	NM
Impact of other non-routine gains and losses	448	—	448	NM
Tax impact of inventory valuation adjustment (6)	—	(7,449)	7,449	NM
Tax impact of restructuring and transformational project costs (6)	(3,190)	(5,579)	2,389	42.8
Tax impact of acquisition-related costs (6)	(7,550)	(8,537)	987	11.6
Tax impact of bad debt reserves adjustments (6)	(23)	1,445	(1,468)	NM
Tax impact of other non-routine gains and losses (6)	(117)	—	(117)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$460,521	$362,908	$97,613	26.9%

Diluted earnings per share (GAAP)	$0.84	$0.59	$0.25	42.4%
Impact of inventory valuation adjustment (2)	—	0.06	(0.06)	NM
Impact of restructuring and transformational project costs (3)	0.02	0.04	(0.02)	(50.0)
Impact of acquisition-related costs (4)	0.06	0.07	(0.01)	(14.3)
Impact of bad debt reserve adjustments (5)	—	(0.01)	0.01	NM
Tax impact of inventory valuation adjustment (6)	—	(0.01)	0.01	NM
Tax impact of restructuring and transformational project costs (6)	(0.01)	(0.01)	—	—
Tax impact of acquisition-related costs (6)	(0.01)	(0.02)	0.01	50.0
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	$0.90	$0.71	$0.19	26.8%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2022 represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(3)
Fiscal 2023 includes $2 million related to restructuring, severance, and facility closure charges and $10 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2022 includes $7 million related to restructuring, severance, and facility closure charges and $12 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(4)
Fiscal 2023 includes $27 million of intangible amortization expense and $2 million in acquisition and due diligence costs. Fiscal 2022 includes $27 million of intangible amortization expense and $10 million in acquisition and due diligence costs.

(5)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(6)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(7)	Individual components of diluted earnings per share may not add up to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	39-Week Period Ended Apr. 1, 2023	39-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
Sales (GAAP)	$56,596,459	$49,678,888	$6,917,571	13.9%
Impact of currency fluctuations (1)	862,752	—	862,752	1.8
Comparable sales using a constant currency basis (Non-GAAP)	$57,459,211	$49,678,888	$7,780,323	15.7%

Cost of sales (GAAP)	$46,326,628	$40,802,636	$5,523,992	13.5%
Impact of inventory valuation adjustment (2)	2,571	(29,550)	32,121	0.1
Cost of sales adjusted for Certain Items (Non-GAAP)	$46,329,199	$40,773,086	$5,556,113	13.6%

Gross profit (GAAP)	$10,269,831	$8,876,252	$1,393,579	15.7%
Impact of inventory valuation adjustment (2)	(2,571)	29,550	(32,121)	(0.4)
Comparable gross profit adjusted for Certain Items (Non-GAAP)	10,267,260	8,905,802	1,361,458	15.3
Impact of currency fluctuations (1)	182,727	—	182,727	2.0
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$10,449,987	$8,905,802	$1,544,185	17.3%

Gross margin (GAAP)	18.15%	17.87%		28 bps
Impact of inventory valuation adjustment (2)	(0.01)	0.06		-7 bps
Comparable gross margin adjusted for Certain Items (Non-GAAP)	18.14	17.93		21 bps
Impact of currency fluctuations (1)	0.05	—		5 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.19%	17.93%		26 bps

Operating expenses (GAAP)	$8,200,679	$7,303,932	$896,747	12.3%
Impact of restructuring and transformational project costs (3)	(38,288)	(70,058)	31,770	45.3
Impact of acquisition-related costs (4)	(87,419)	(103,449)	16,030	15.5
Impact of bad debt reserve adjustments (5)	4,425	19,216	(14,791)	(77.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	8,079,397	7,149,641	929,756	13.0
Impact of currency fluctuations (1)	179,277	—	179,277	2.5
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$8,258,674	$7,149,641	$1,109,033	15.5%

Operating expense as a percentage of sales (GAAP)	14.49%	14.70%		-21 bps
Impact of certain item adjustments	(0.21)	(0.31)		10 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.28%	14.39%		-11 bps

Operating income (GAAP)	$2,069,152	$1,572,320	$496,832	31.6%
Impact of inventory valuation adjustment (2)	(2,571)	29,550	(32,121)	NM
Impact of restructuring and transformational project costs (3)	38,288	70,058	(31,770)	(45.3)
Impact of acquisition-related costs (4)	87,419	103,449	(16,030)	(15.5)
Impact of bad debt reserve adjustments (5)	(4,425)	(19,216)	14,791	77.0
Operating income adjusted for Certain Items (Non-GAAP)	2,187,863	1,756,161	431,702	24.6
Impact of currency fluctuations (1)	3,449	—	3,449	0.2
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,191,312	$1,756,161	$435,151	24.8%

	39-Week Period Ended Apr. 1, 2023	39-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change

Interest expense (GAAP)	$391,123	$495,131	$(104,008)	(21.0)%
Impact of loss on extinguishment of debt	—	(115,603)	115,603	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$391,123	$379,528	$11,595	3.1%

Other expense (income) (GAAP)	$350,614	$(27,705)	$378,319	NM
Impact of other non-routine gains and losses (6)	(315,326)	—	(315,326)	NM
Other expense (income) adjusted for Certain Items (Non-GAAP)	$35,288	$(27,705)	$62,993	NM

Net earnings (GAAP)	$1,036,388	$848,779	$187,609	22.1%
Impact of inventory valuation adjustment (2)	(2,571)	29,550	(32,121)	NM
Impact of restructuring and transformational project costs (3)	38,288	70,058	(31,770)	(45.3)
Impact of acquisition-related costs (4)	87,419	103,449	(16,030)	(15.5)
Impact of bad debt reserve adjustments (5)	(4,425)	(19,216)	14,791	77.0
Impact of loss on extinguishment of debt	—	115,603	(115,603)	NM
Impact of other non-routine gains and losses (6)	315,326	—	315,326	NM
Tax impact of inventory valuation adjustment (7)	648	(7,449)	8,097	NM
Tax impact of restructuring and transformational project costs (7)	(9,649)	(17,661)	8,012	45.4
Tax impact of acquisition-related costs (7)	(22,031)	(26,079)	4,048	15.5
Tax impact of bad debt reserves adjustments (7)	1,115	4,844	(3,729)	(77.0)
Tax impact of loss on extinguishment of debt (7)	—	(29,143)	29,143	NM
Tax impact of other non-routine gains and losses (7)	(79,466)	—	(79,466)	NM
Impact of adjustments to uncertain tax positions	—	12,000	(12,000)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,361,042	$1,084,735	$276,307	25.5%

Diluted earnings per share (GAAP)	$2.03	$1.65	$0.38	23.0%
Impact of inventory valuation adjustment (2)	(0.01)	0.06	(0.07)	NM
Impact of restructuring and transformational project costs (3)	0.08	0.14	(0.06)	(42.9)
Impact of acquisition-related costs (4)	0.17	0.20	(0.03)	(15.0)
Impact of bad debt reserve adjustments (5)	(0.01)	(0.04)	0.03	75.0
Impact of loss on extinguishment of debt	—	0.22	(0.22)	NM
Impact of other non-routine gains and losses (6)	0.62	—	0.62	NM
Tax impact of inventory valuation adjustment (7)	—	(0.01)	0.01	NM
Tax impact of restructuring and transformational project costs (7)	(0.02)	(0.03)	0.01	33.3
Tax impact of acquisition-related costs (7)	(0.04)	(0.05)	0.01	20.0
Tax impact of bad debt reserves adjustments (7)	—	0.01	(0.01)	NM
Tax impact of loss on extinguishment of debt (7)	—	(0.06)	0.06	NM
Tax impact of other non-routine gains and losses (7)	(0.16)	—	(0.16)	NM
Impact of adjustments to uncertain tax positions	—	0.02	(0.02)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (8)	$2.67	$2.11	$0.56	26.5%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory. Fiscal 2022 represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(3)
Fiscal 2023 includes $12 million related to restructuring, severance, and facility closure charges and $26 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2022 includes $39 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy and $31 million related to various restructuring, severance, and facility closure charges.

(4)
Fiscal 2023 includes $78 million of intangible amortization expense and $9 million in acquisition and due diligence costs. Fiscal 2022 includes $75 million of intangible amortization expense and $28 million in acquisition and due diligence costs.

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

NM represents that the percentage change is not meaningful.

	13-Week Period Ended Apr. 1, 2023	13-Week Period Ended Apr. 2, 2022	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,690,093	$1,523,578	$166,515	10.9%
Impact of restructuring and transformational project costs	(159)	2,543	(2,702)	NM
Impact of acquisition-related costs (1)	(11,463)	(10,505)	(958)	(9.1)
Impact of bad debt reserve adjustments (2)	(81)	5,060	(5,141)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,678,390	$1,520,676	$157,714	10.4%

Operating income (GAAP)	$855,766	$746,467	$109,299	14.6%
Impact of restructuring and transformational project costs	159	(2,543)	2,702	NM
Impact of acquisition-related costs (1)	11,463	10,505	958	9.1
Impact of bad debt reserve adjustments (2)	81	(5,060)	5,141	NM
Operating income adjusted for Certain Items (Non-GAAP)	$867,469	$749,369	$118,100	15.8%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,344,121	$2,834,089	$510,032	18.0%
Impact of currency fluctuations (3)	206,661	—	206,661	7.3
Comparable sales using a constant currency basis (Non-GAAP)	$3,550,782	$2,834,089	$716,693	25.3%

Gross profit (GAAP)	$642,778	$570,241	$72,537	12.7%
Impact of currency fluctuations (3)	40,245	—	40,245	7.1
Comparable gross profit using a constant currency basis (Non-GAAP)	$683,023	$570,241	$112,782	19.8%

Gross margin (GAAP)	19.22%	20.12%		-90 bps
Impact of currency fluctuations (3)	0.02	—		2 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.24%	20.12%		-88 bps

Operating expenses (GAAP)	$594,426	$562,481	$31,945	5.7%
Impact of restructuring and transformational project costs (4)	(2,103)	(9,379)	7,276	77.6
Impact of acquisition-related costs (5)	(16,585)	(18,142)	1,557	8.6
Impact of bad debt reserve adjustments (2)	(10)	657	(667)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	575,728	535,617	40,111	7.5
Impact of currency fluctuations (3)	37,070	—	37,070	6.9
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$612,798	$535,617	$77,181	14.4%

Operating income (GAAP)	$48,352	$7,760	$40,592	NM
Impact of restructuring and transformational project costs (4)	2,103	9,379	(7,276)	(77.6)
Impact of acquisition-related costs (5)	16,585	18,142	(1,557)	(8.6)
Impact of bad debt reserve adjustments (2)	10	(657)	667	NM
Operating income adjusted for Certain Items (Non-GAAP)	67,050	34,624	32,426	93.7
Impact of currency fluctuations (3)	3,175	—	3,175	NM
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$70,225	$34,624	$35,601	NM

SYGMA
Operating expenses (GAAP)	$140,665	$142,883	$(2,218)	(1.6)%
Operating income (GAAP)	25,439	4,362	21,077	NM

OTHER
Operating expenses (GAAP)	$67,615	$59,369	$8,246	13.9%

	13-Week Period Ended Apr. 1, 2023	13-Week Period Ended Apr. 2, 2022	Change in Dollars	%/bps Change
Operating income (loss) (GAAP)	$11,836	$(3,972)	$15,808	NM

GLOBAL SUPPORT CENTER
Gross loss (GAAP)	$(2,832)	$(29,534)	$26,702	90.4%
Impact of inventory valuation adjustment (6)	—	29,550	(29,550)	NM
Comparable gross (loss) profit adjusted for Certain Items (Non-GAAP)	$(2,832)	$16	$(2,848)	NM

Operating expenses (GAAP)	$244,384	$229,354	$15,030	6.6%
Impact of restructuring and transformational project costs (7)	(9,992)	(12,335)	2,343	19.0
Impact of acquisition-related costs (8)	(956)	(8,052)	7,096	88.1
Operating expenses adjusted for Certain Items (Non-GAAP)	$233,436	$208,967	$24,469	11.7%

Operating loss (GAAP)	$(247,216)	$(258,888)	$11,672	4.5%
Impact of inventory valuation adjustment (6)	—	29,550	(29,550)	NM
Impact of restructuring and transformational project costs (7)	9,992	12,335	(2,343)	(19.0)
Impact of acquisition-related costs (8)	956	8,052	(7,096)	(88.1)
Operating loss adjusted for Certain Items (Non-GAAP)	$(236,268)	$(208,951)	$(27,317)	(13.1)%

(1)	Fiscal 2023 and fiscal 2022 include intangible amortization expense and acquisition costs.
(2)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Fiscal 2022 represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
NM represents that the percentage change is not meaningful.

	39-Week Period Ended Apr. 1, 2023	39-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$5,110,736	$4,373,665	$737,071	16.9%
Impact of restructuring and transformational project costs	(203)	(383)	180	47.0
Impact of acquisition-related costs (1)	(35,563)	(25,382)	(10,181)	(40.1)
Impact of bad debt reserve adjustments (2)	4,170	16,729	(12,559)	(75.1)
Operating expenses adjusted for Certain Items (Non-GAAP)	$5,079,140	$4,364,629	$714,511	16.4%

Operating income (GAAP)	$2,540,555	$2,220,812	$319,743	14.4%
Impact of restructuring and transformational project costs	203	383	(180)	(47.0)
Impact of acquisition-related costs (1)	35,563	25,382	10,181	40.1
Impact of bad debt reserve adjustments (2)	(4,170)	(16,729)	12,559	75.1
Operating income adjusted for Certain Items (Non-GAAP)	$2,572,151	$2,229,848	$342,303	15.4%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$9,910,267	$8,535,608	$1,374,659	16.1%
Impact of currency fluctuations (3)	848,166	—	848,166	9.9
Comparable sales using a constant currency basis (Non-GAAP)	$10,758,433	$8,535,608	$2,222,825	26.0%

Gross profit (GAAP)	$1,916,503	$1,725,306	$191,197	11.1%
Impact of currency fluctuations (3)	177,854	—	177,854	10.3
Comparable gross profit using a constant currency basis (Non-GAAP)	$2,094,357	$1,725,306	$369,051	21.4%

Gross margin (GAAP)	19.34%	20.21%		-87 bps
Impact of currency fluctuations (3)	0.13	—		13 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.47%	20.21%		-74 bps

Operating expenses (GAAP)	$1,723,558	$1,670,125	$53,433	3.2%
Impact of restructuring and transformational project costs (4)	(11,597)	(30,426)	18,829	61.9
Impact of acquisition-related costs (5)	(48,534)	(55,273)	6,739	12.2
Impact of bad debt reserve adjustments (2)	255	2,488	(2,233)	(89.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	1,663,682	1,586,914	76,768	4.8
Impact of currency fluctuations (3)	163,005	—	163,005	10.3
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,826,687	$1,586,914	$239,773	15.1%

Operating income (GAAP)	$192,945	$55,181	$137,764	NM
Impact of restructuring and transformational project costs (4)	11,597	30,426	(18,829)	(61.9)
Impact of acquisition-related costs (5)	48,534	55,273	(6,739)	(12.2)
Impact of bad debt reserve adjustments (2)	(255)	(2,488)	2,233	89.8
Operating income adjusted for Certain Items (Non-GAAP)	252,821	138,392	114,429	82.7
Impact of currency fluctuations (3)	14,849	—	14,849	10.7
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$267,670	$138,392	$129,278	93.4%

	39-Week Period Ended Apr. 1, 2023	39-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
SYGMA
Sales (GAAP)	$5,839,051	$5,270,193	$568,858	10.8%
Gross profit (GAAP)	470,458	422,354	48,104	11.4
Gross margin (GAAP)	8.06%	8.01%		5 bps

Operating expenses (GAAP)	$432,743	$427,168	$5,575	1.3%
Operating income (loss) (GAAP)	37,715	(4,814)	42,529	NM

OTHER
Operating expenses (GAAP)	$204,345	$166,560	$37,785	22.7%
Impact of bad debt reserve adjustments (2)	—	(1)	1	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$204,345	$166,559	$37,786	22.7%

Operating income (GAAP)	$33,255	$2,667	$30,588	NM
Impact of bad debt reserve adjustments (2)	—	1	(1)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$33,255	$2,668	$30,587	NM

GLOBAL SUPPORT CENTER
Gross loss (GAAP)	$(6,021)	$(35,112)	$29,091	82.9%
Impact of inventory valuation adjustment (6)	(2,571)	29,550	(32,121)	NM
Comparable gross loss adjusted for Certain Items (Non-GAAP)	$(8,592)	$(5,562)	$(3,030)	(54.5)%

Operating expenses (GAAP)	$729,297	$666,414	$62,883	9.4%
Impact of restructuring and transformational project costs (7)	(26,488)	(39,249)	12,761	32.5
Impact of acquisition-related costs (8)	(3,322)	(22,794)	19,472	85.4
Operating expenses adjusted for Certain Items (Non-GAAP)	$699,487	$604,371	$95,116	15.7%

Operating loss (GAAP)	$(735,318)	$(701,526)	$(33,792)	(4.8)%
Impact of inventory valuation adjustment (6)	(2,571)	29,550	(32,121)	NM
Impact of restructuring and transformational project costs (7)	26,488	39,249	(12,761)	(32.5)
Impact of acquisition-related costs (8)	3,322	22,794	(19,472)	(85.4)
Operating loss adjusted for Certain Items (Non-GAAP)	$(708,079)	$(609,933)	$(98,146)	(16.1)%

(1)	Fiscal 2023 and fiscal 2022 include intangible amortization expense and acquisition costs.
(2)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring, severance and facility closure costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory. Fiscal 2022 represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
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

	13-Week Period Ended Apr. 1, 2023	13-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
Net earnings (GAAP)	$429,604	$303,325	$126,279	41.6%
Interest (GAAP)	134,931	124,018	10,913	8.8
Income taxes (GAAP)	124,433	82,163	42,270	51.4
Depreciation and amortization (GAAP)	195,996	193,843	2,153	1.1
EBITDA (Non-GAAP)	$884,964	$703,349	$181,615	25.8%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$—	$29,550	$(29,550)	NM
Impact of restructuring and transformational project costs (2)	11,890	18,746	(6,856)	(36.6)
Impact of acquisition-related costs (3)	2,349	9,861	(7,512)	(76.2)
Impact of bad debt reserve adjustments (4)	90	(5,717)	5,807	101.6
Impact of other non-routine gains and losses	448	—	448	NM
EBITDA adjusted for Certain Items (Non-GAAP) (5)	$899,741	$755,789	$143,952	19.0%

(1)	Fiscal 2022 represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
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
(5)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $7 million and $2 million or non-cash stock compensation expense of $21 million and $30 million in fiscal 2023 and fiscal 2022, respectively.

NM represents that the percentage change is not meaningful.

	39-Week Period Ended Apr. 1, 2023	39-Week Period Ended Apr. 2, 2022	Change in Dollars	% Change
Net earnings (GAAP)	$1,036,388	$848,779	$187,609	22.1%
Interest (GAAP)	391,123	495,131	(104,008)	(21.0)
Income taxes (GAAP)	291,027	256,115	34,912	13.6
Depreciation and amortization (GAAP)	574,945	571,606	3,339	0.6
EBITDA (Non-GAAP)	$2,293,483	$2,171,631	$121,852	5.6%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$(2,571)	$29,550	$(32,121)	(108.7)%
Impact of restructuring and transformational project costs (2)	37,192	69,093	(31,901)	(46.2)
Impact of acquisition-related costs (3)	8,944	28,260	(19,316)	(68.4)
Impact of bad debt reserve adjustments (4)	(4,425)	(19,216)	14,791	77.0
Impact of other non-routine gains and losses (5)	315,326	—	315,326	NM
EBITDA adjusted for Certain Items (Non-GAAP) (6)	$2,647,949	$2,279,318	$368,631	16.2%

(1)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory. Fiscal 2022 represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
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

(6)	In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $15 million and $5 million or non-cash stock compensation expense of $73 million and $91 million for fiscal 2023 and fiscal 2022, respectively.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

We produced positive free cash flow in a period of higher capital expenditures and investments towards our Recipe for Growth strategy. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 39 weeks of fiscal 2023 to the first 39 weeks of fiscal 2022 are provided.

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

	39-Week Period Ended Apr. 1, 2023	39-Week Period Ended Apr. 2, 2022
Source of cash (use of cash)	(In thousands)
Net cash provided by operating activities (GAAP)	$1,425,782	$745,871
Additions to plant and equipment	(474,456)	(327,535)
Proceeds from sales of plant and equipment	28,313	15,946
Free Cash Flow (Non-GAAP) (1)	$979,639	$434,282

Acquisition of businesses, net of cash acquired	$(37,384)	$(1,281,835)
Debt borrowings (repayments), net	92,917	1,213,114
Redemption premiums and repayments for senior notes	—	(1,395,668)
Stock repurchases	(377,800)	(415,824)
Dividends paid	(747,378)	(719,865)

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

Sources and Uses of Cash

Sysco generates cash in the U.S and internationally. As of April 1, 2023, we had $757.9 million in cash and cash equivalents, approximately 75% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow and, due to our strong financial position, we believe that we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. Remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper program and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $1.4 billion in cash flows from operations in the first 39 weeks of fiscal 2023, compared to cash flows from operations of $745.9 million in the first 39 weeks of fiscal 2022. In the first 39 weeks of fiscal 2023, these amounts included year-over-year favorable comparisons on working capital of $300.2 million due to a favorable comparison on accounts receivable and inventory, partially offset by an unfavorable comparison on accounts payable. Accrued expenses also had an unfavorable comparison, primarily from accrued payroll in the first 39 weeks of fiscal 2023 in comparison to the first 39 weeks of fiscal 2022. Income taxes positively impacted cash flows from operations, as estimated payments made in the first 39 weeks of fiscal 2023 were lower than in fiscal 2022 due to overpayments in the prior year.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2023 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 39 weeks of fiscal 2023 were $146.9 million higher than in the first 39 weeks of fiscal 2022, as we made investments to advance our Recipe for Growth strategy.

During the first 39 weeks of fiscal 2023, we paid $37.4 million, net of cash acquired, for acquisitions compared to $1.3 billion in acquisitions made in the first 39 weeks of fiscal 2022.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $67.1 million in the first 39 weeks of fiscal 2023, as compared to $89.2 million in the first 39 weeks of fiscal 2022. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We commenced our share repurchase program during the second quarter of fiscal 2022. We repurchased 4.6 million shares for $377.8 million during the first 39 weeks of fiscal 2023, and intend to repurchase $500 million in fiscal 2023. As of April 1, 2023, we had a remaining authorization of approximately $4.1 billion.

Dividends paid in the first 39 weeks of fiscal 2023 were $747.4 million, or $1.47 per share, as compared to $719.9 million, or $1.41 per share, in the first 39 weeks of fiscal 2022. In February 2023, we declared our regular quarterly dividend for the third quarter of fiscal 2023 of $0.49 per share, which was paid in April. In April 2023, we declared our regular quarterly dividend for the fourth quarter of fiscal 2023 of $0.50 per share, representing an increase of $0.01 per share. This dividend will be payable in July 2023.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings at April 1, 2023 are disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s now $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of April 1, 2023, Sysco had a total of $10.0 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2022 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Apr. 1, 2023	Jul. 2, 2022
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$129,217	$264,378
Current assets	5,596,334	5,658,972
Total current assets	$5,725,551	$5,923,350
Notes receivable from non-obligor subsidiaries	$88,433	$91,067
Other noncurrent assets	4,052,080	3,910,951
Total noncurrent assets	$4,140,513	$4,002,018

LIABILITIES
Payables due to non-obligor subsidiaries	$59,808	$62,441
Other current liabilities	2,793,576	2,765,756
Total current liabilities	$2,853,384	$2,828,197
Notes payable to non-obligor subsidiaries	$178,392	$315,753
Long-term debt	9,709,004	9,501,842
Other noncurrent liabilities	1,246,097	1,190,177
Total noncurrent liabilities	$11,133,493	$11,007,772

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	39-Week Period Ended Apr. 1, 2023
(In thousands)
Sales	$35,614,819
Gross profit	6,442,097
Operating income	1,791,173
Interest expense from non-obligor subsidiaries	13,991
Net earnings	792,757

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

Company-Sponsored Pension Plans

Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Our U.S. Retirement Plan is largely frozen and is only open to a small number of employees. Our Supplemental Executive Retirement Plan is frozen and is not open to any employees. None of these plans have a significant sensitivity to changes in discount rates specific to our results of operations, but such changes could impact our balance sheet due to a change in our funded status. Due to the low level of active employees in our retirement plans, our assumption for the rate of increase in future compensation is not a critical assumption.

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

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of April 1, 2023 was a charge, net of tax, of $823.8 million, as compared to a charge, net of tax, of $1.0 billion as of July 2, 2022. The decrease in the amount reflected in accumulated other comprehensive loss is due to a portion of it being recognized in earnings as a result of the settlement that took place in the second quarter of fiscal 2023.

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
•the expected maturity of $538.6 million of debt in the next 12 months;
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

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 1, 2023, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in Item 1A of our fiscal 2022 Form 10-K and our Form 10-Q for the three months ended December 31, 2022, as well as other information included and incorporated by reference in this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the third quarter of fiscal 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
January 1 - January 28	—	$—	—	—
Month #2
January 29 - February 25	540,019	77.11	540,019	—
Month #3
February 26 - April 1	912,993	74.93	912,993	—
Totals	1,453,012	$75.74	1,453,012	—

(1)	The total number of shares purchased includes no shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 or Month #3.
(2)
See the discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Equity Transactions” for additional information regarding Sysco’s share repurchase program.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

On March 5, 2023, Sysco became aware of a cybersecurity event perpetrated by a threat actor believed to have begun on January 14, 2023. Immediately upon detection, Sysco initiated an investigation, with the assistance of cybersecurity and forensics professionals. The investigation determined that the threat actor extracted certain company data, including data relating to operation of the business, customers, employees and personal data. This data extraction has not impacted Sysco’s operational systems and related business functions, and its service to customers continued uninterrupted. Sysco also notified federal law enforcement. The investigation is ongoing, and Sysco has begun the process of preparing to comply with its obligations with respect to the extracted data.

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

10.1†#	—	Letter Agreement, dated as of February 28, 2023, by and between Kenny Cheung and Sysco Corporation.

10.2†#	—	Letter Agreement, dated as of March 25, 2023, by and between Neil Russell and Sysco Corporation.

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended July 2, 2022 filed on August 26, 2022 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: May 2, 2023	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: May 2, 2023	By:	/s/ KENNY K. CHEUNG
Kenny K. Cheung
Executive Vice President and
Chief Financial Officer

Date: May 2, 2023	By:	/s/ SCOTT B. STONE
Scott B. Stone
Vice President of Financial Reporting
and Interim Chief Accounting Officer