Form 10-K
period 2023-07-01
SYSCO CORP
filed 2023-08-25
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2023
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $38,720,179,124 as of January 1, 2023 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 30, 2022, as reported by The Wall Street Journal (Southwest Edition)). As of August 8, 2023, the registrant had issued and outstanding an aggregate of 504,925,847 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2023 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or the “company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest global distributor of food and related products primarily to the foodservice or food-away-from-home industry. Our purpose is “Connecting the World to Share Food and Care for One Another.” We provided products and related services to approximately 725,000 customer locations, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers during fiscal 2023.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115 million to our all-time high of $76.3 billion in annual sales in fiscal 2023, both through internal expansion of existing operations and acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended July 1, 2023 for fiscal 2023, a 52-week year ended July 2, 2022 for fiscal 2022 and a 53-week year ended July 3, 2021 for fiscal 2021. We will have a 52-week year ending June 29, 2024 for fiscal 2024.

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

Reporting Segments

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are in North America and Europe. Under the accounting provisions related to disclosures about segments of an enterprise, we have combined certain operations into three reportable segments. “Other” financial information is attributable to our other operations that do not meet the quantitative disclosure thresholds.

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

Foodservice operating sites distribute a full line of food products and a wide variety of non-food products to both independent and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served. SYGMA operating sites distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. Selected financial data for each of our reportable segments, as well as financial information concerning geographic areas, can be found in Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8.

Customers and Products

Sysco’s customers in the foodservice industry include restaurants, hospitals and skilled nursing facilities, schools and colleges, hotels and motels, industrial caterers and other similar venues where foodservice products are served.

The products we distribute include:
•frozen foods, such as meats, seafood, fully prepared entrées, fruits, vegetables and desserts;
•canned and dry foods;
•fresh meats and seafood;
•dairy products;
•beverage products;
•imported specialties; and
•fresh produce.
We also supply a wide variety of non-food items, including:
•paper products such as disposable napkins, plates and cups;
•tableware such as glassware and silverware;
•cookware such as pots, pans and utensils;
•restaurant and kitchen equipment and supplies; and
•cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2023	2022	2021
Canned and dry products	19%	17%	16%
Fresh and frozen meats	18	19	19
Frozen fruits, vegetables, bakery and other	15	14	15
Dairy products	11	10	10
Poultry	10	11	11
Fresh produce	9	8	8
Paper and disposables	7	7	8
Seafood	4	5	5
Beverage products	3	3	3
Other (1)	4	6	5
Totals	100%	100%	100%

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, other janitorial products, medical supplies and smallwares.

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

We believe that prompt and accurate delivery of orders, competitive pricing, customer service and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of foodservice products to our customers. Our operating sites offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through the sales and marketing representatives and support staff, we stay informed of the needs of our customers and acquaint them with new products and services. We also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control. Additionally, we provide access to various third-party services designed to add value to our customers’ businesses.

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended July 1, 2023.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2023	2022	2021
Restaurants (1)	62%	63%	66%
Education, government	8	8	6
Travel and leisure	8	7	5
Healthcare	7	8	9
Other (2)	15	14	14
Totals	100%	100%	100%

(1)	Restaurants returned to a pre-pandemic percentage of total sales in fiscal year 2023. For comparability purposes, in both fiscal years 2020 and 2019, restaurants constituted 62% of total sales.
(2)
Other includes cafeterias that are not stand-alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports, as well as retail food sales and logistics services. None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

We estimate that sales to our customers in the food service management (FSM) sector, which include large customers that service cafeterias in institutions such as universities, hospitals, and sporting venues, accounted for 7% of sales in fiscal 2023, as compared to 6% of sales in fiscal 2022. These sales are reflected within the respective customer types listed in the table above, depending on the type of customer the FSM operator serves.

Sources of Supply

We purchase from thousands of suppliers, both domestic and international, none of which individually accounted for more than 10% of our purchases for fiscal 2023. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. We also provide specialty and seasonal products from small to mid-sized producers to meet a growing demand for locally sourced products. Our locally sourced products, including produce, meats, cheese and other products, help differentiate our customers’ offerings, satisfy demands for new products, and support local communities. Merchandise is generally purchased through both centrally developed programs, domestically and internationally, and direct programs established by our various operating sites.

We administer a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of branded merchandise, as well as products from several national brand suppliers, encompassing substantially all product lines. Some of our products are purchased internationally within global procurement centers to build strategic relationships with international suppliers and to optimize our supply chain network. We also focus on increasing profitability by lowering operating costs and aggregate inventory levels. This reduces future facility expansion needs at our operating sites, while providing greater value to our suppliers and customers.

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

A majority of our sales orders are filled within 24 hours of customer order placement. We generally maintain inventory on hand to meet customer demand. The level of inventory on hand will vary by product depending on shelf-life, supplier order fulfillment lead times and customer demand. We also purchase additional volumes of certain products based on supply or pricing opportunities. We take advantage of suppliers’ cash discounts where appropriate. Otherwise, we pay our suppliers according to our payment terms.

Global Support Center

Our Global Support Center (GSC) provides numerous centralized services to our operating sites and performs support activities for employees, suppliers and customers. GSC team members possess experience and expertise in, among other areas, customer and vendor contract administration, accounting and finance, treasury, legal, information technology, payroll and employee benefits, risk management and insurance, sales and marketing, merchandising, inbound logistics, human resources, strategy and tax compliance services. The GSC also makes available supply chain expertise in warehousing, distribution, and omni-channel strategic services, which provide assistance in operational best practices, including space utilization, energy conservation, fleet management and workflow.

Capital Improvements

During fiscal 2023, 2022 and 2021, $793.3 million, $632.8 million and $470.7 million, respectively, were invested in facilities, technology, equipment, delivery fleet and other capital asset enhancements. From time to time, we dispose of assets in the normal course of business and we consider proceeds from these asset sales to be an offset to capital expenditures. During fiscal 2023, 2022 and 2021, capital expenditures, net of proceeds from sales of assets, were $751.2 million, $608.7 million and $411.5 million, respectively. Capital expenditures, net of proceeds from sales of assets, as a percentage of sales during fiscal 2023, 2022 and 2021 were 1.0%, 0.9% and 0.8%, respectively. During the three years ended July 1, 2023, capital expenditures were financed primarily by internally generated funds along with bank and other borrowings. We expect our capital expenditures, net of proceeds from sales of assets, to continue to approximate 1% of sales in fiscal 2024, and we expect to finance these capital expenditures from cash flows from operations and bank and other borrowings.

Human Capital Resources

We believe engaged and empowered colleagues are key to business success. Attracting, developing and retaining the best talent globally drives the company’s long-term value. Our diverse colleagues and inclusive culture create an environment where colleagues can develop their skills and contribute to our success. As of July 1, 2023, we employed approximately 72,000 employees, including 50,000 U.S. employees and 22,000 employees outside the U.S., as compared to approximately 71,000 employees as of July 2, 2022. Also, approximately 99% of our U.S.-based colleagues are classified as full-time, defined as employees who work 30 or more hours per week. Approximately 15% of our employees were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 8% of our union U.S. employees and 20% of our union international employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2024.

Talent Acquisition and Talent Management — Maintaining a pipeline of talent is critical to our ongoing success and is essential to our succession planning efforts and to growing leaders throughout the organization. Our leadership is responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by cultivating a high-impact learning culture for our colleagues through a variety of enterprise development programs and learning resources, including goal-setting and career development processes. We commit to investing in our employees through on the job training and coaching. Additionally, through our Sysco Speaks program, we conduct annual, confidential engagement surveys of our global workforce that are administered and analyzed by an independent third party.

Total Rewards — We are committed to equal pay for equal work, regardless of gender, race, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors, such as an employee’s role and experience, job location and individual performance. We also regularly review our compensation practices to promote fair and equitable pay. In fiscal 2023, our hourly colleagues received an average hourly wage of $24.15, and 100% of colleagues in our U.S. distribution facilities received pay above state minimum wage thresholds. Also, some of our full-time colleagues receive paid vacation and sick time benefits, short-term and long-term incentives, retirement plans, training and development, access to career opportunities, paid pregnancy and adoption leave benefits, short-term and long-term disability benefits, health and welfare benefits, and recognition, as well as other programs like employee discounts.

Diversity, Equity and Inclusion — Our Diversity, Equity and Inclusion (DEI) team develops global strategic initiatives that are implemented to ensure that the needs specific to each region are addressed. Our vision is to build a diverse, equitable and inclusive work environment that reflects the customers and communities we serve. We use our Global DEI Advisory Council to monitor and enhance our three-year DEI Roadmap and Real Talk Dialogues which provide leaders and colleagues safe forums to have open, honest, two-way and completely voluntary conversations. Our Colleague Resource Groups (CRGs) are voluntary, colleague-led groups organized to foster a diverse, inclusive workplace at Sysco. They are a critical element of our engagement and DEI efforts at both our headquarters and at operating sites.

As of July 1, 2023, our U.S. employee population possessed the gender, ethnic and racial attributes identified below:

United States Employee Population (1)	Male	Female	White	Hispanic or Latino	Black or African American	Asian	American Indian or Alaskan Native	Native Hawaiian or Other Pacific Islander	Two or more races	Not Available
Individual Contributors	81%	19%	42%	26%	23%	4%	1%	1%	2%	1%
Management	74	26	63	16	12	5	1	1	2	—
Senior Management	74	26	79	6	6	6	—	—	2	1
Officers	72	28	66	5	14	5	1	—	3	6
Total Sysco	80	20	45	25	21	4	1	1	2	1

(1)	Information is based on self-reported identification.

Competition

A large number of companies are engaged in the distribution of food and non-food products to the foodservice industry. Our customers may choose to purchase products directly from wholesale or retail outlets, including club, cash and carry and grocery stores, online retailers, or negotiate prices directly with our suppliers. We compete with local and regional distributors and some organizations that operate on a multi-region basis. In addition, these local, regional and multi-regional distributors can create purchasing cooperatives and marketing groups to enhance their competitive abilities by expanding their product mix, improving purchasing power and extending their geographic capabilities. Our customers are accustomed to purchasing from multiple suppliers and channels concurrently. Customers can choose from many broadline foodservice distributors; specialty distributors that focus on specific categories such as produce, meat or seafood; other wholesale channels; club stores; cash and carry stores; grocery stores; and numerous online retailers. Since switching costs are very low, customers can make supplier and channel changes very quickly. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis, and competitive prices. There are few barriers to market entry.

We estimate we serve more than 17% of the approximately $350 billion annual foodservice market in the U.S., as estimated by Technomic, Inc., for calendar year 2022. Technomic projects the market size to increase to approximately $370 billion by the end of calendar 2023. We also serve certain international geographies that vary in size and amount of market share. We believe, based upon industry trade data, our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2023. While comprehensive industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trade areas. We believe our competitive advantages include our sales consultants; our diversified product base, which includes quality-assured Sysco brand products; our service reliability; the ancillary services we provide to our customers, such as business reviews and menu analysis; and our multi-regional presence in North America and Europe. These advantages combined with a large geographical footprint of multi-temperature warehouses, mitigates some of the impact of regional economic declines that may occur over time.

Government Regulation

Our company is required to comply, and it is our policy to comply, with all applicable laws and regulations in the numerous countries throughout the world in which we do business.

In the U.S., as a marketer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA). The FDA regulates food safety and quality through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point (HACCP) requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods; prescribes the format and content of information required to appear on food product labels; regulates food contact packaging and materials; and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of these products and establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

The Food Safety Modernization Act (FSMA) has significantly expanded our food safety requirements. The FDA has finalized regulations implementing the FSMA, recognizing that ensuring the safety of the food supply is a shared responsibility among many different points in the global supply chain. The FSMA rules are designed to identify specific actions that must be taken at each of these points to prevent contamination. We have established and continue to maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated, as required by FDA regulations implementing FSMA. The FSMA further imposes requirements for food products imported into the U.S. and provides the FDA with mandatory recall authority.

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

Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections by the FDA and USDA. Our facilities are generally inspected at least annually by federal and/or state authorities. We also must comply with Federal Trade Commission standards with respect to any claims made about our food products in advertising and marketing materials.

Our customers include several departments of the federal government, including the Department of Defense and Department of Veterans Affairs facilities, as well as certain state and local entities. These customer relationships subject us to additional regulations applicable to government contractors.

We are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers. We are also subject to regulations by the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate our trucking operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours-of service. Such matters as weight and dimension of equipment also fall under federal and state regulations. We are subject to regulations of the Federal Aviation Administration covering items transported by air. In addition, we are subject to the federal False Claims Act, and similar state statutes, which prohibit knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the government and the knowing and improper retention of overpayments.

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions. The FCPA also requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized and recorded. We have implemented and continue to develop an anti-corruption compliance program applicable to our global operations intended to detect and prevent bribery and to comply with these and other anti-corruption laws in countries where we operate.

Our business is subject to competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act and related federal and state antitrust laws in the U.S. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, or engaging in other conduct that unreasonably restrains competition. In many jurisdictions, compliance with these competition laws is of special importance to us. Our operations may come under special scrutiny by competition law authorities due to our competitive position in those jurisdictions.

Outside the U.S., our business is subject to numerous similar statutes, regulations, and other regulatory requirements. For example, we are subject to legal and regulatory requirements of the European Union (EU), as well as those of EU countries, where we conduct business (including Ireland, France and Sweden). Those requirements relate to, among other things, competition, product composition, packaging, labeling, advertisement (including nutrition and health claims) and the safety of food products, as well as the health, safety and working conditions of employees. We are subject to privacy laws in the EU, including the General Data Protection Regulation (GDPR), which requires companies to meet certain requirements regarding the handling of personal data. In addition, our business is subject to the U.K. Modern Slavery Act 2015, which requires certain companies that operate in the U.K. to prepare a report describing steps that they have taken to ensure that slavery and human trafficking is not taking place in their supply chain or business. Our business is also subject to the U.K. Bribery Act 2010, an anti-corruption law that criminalizes the failure by a company to prevent persons associated with that company from offering or paying bribes to government officials or non-government persons in order to obtain or retain business or a business advantage for the company, as well as restricting the offer, payment or receipt of bribes to or from governmental officials and non-governmental persons.

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

As of July 1, 2023, we operated 334 distribution facilities throughout North America and Europe.

Item 1A. Risk Factors

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, results of operations, financial position and future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes contained in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are the most significant factors to consider when evaluating our business. These factors could cause our future results to differ from our expectations expressed in the forward-looking statements identified within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and from other historical trends.

Industry and General Economic Risks

Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product costs and may negatively impact our profitability and results of operations.

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. We experienced an elevated inflation rate of approximately 6.1% in our total company operations during fiscal 2023, primarily in the dairy, frozen and canned and dry categories. In periods of significant product cost inflation, if we are unable to pass on all or a portion of such product cost increases to our customers in a timely manner, our results of operations would be adversely affected. In addition, periods of rapidly increasing inflation may adversely affect our results of operations due to the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment. Conversely, our results of operations may be adversely affected by periods of product cost disinflation and deflation, because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage margin, mark-up or fee per case. As a result, our results of operations may be adversely affected during periods of product cost disinflation and deflation, even though our gross profit percentage may remain relatively constant.

A shortage of qualified labor and increases in labor costs could adversely affect our business and materially reduce earnings.

The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of certain third parties on which we rely, to identify, recruit, develop and retain diverse, qualified and talented individuals. As a result, a shortage of qualified labor could adversely affect our business, decrease our ability to effectively serve our customers, and achieve our strategic objectives. We are experiencing a shortage of qualified labor in certain geographies, particularly in the area of warehouse workers and drivers. Such shortages frequently result in increased costs from certain temporary wage actions, such as hiring, referral, and retention bonus programs. See the discussion under “Human Capital Resources” in Item 1, “Business” for additional information regarding our talent acquisition and talent management efforts in the context of these labor shortages. Unsuccessful recruiting and retention efforts as a result of such continuing shortages for a prolonged period of time could have a material adverse effect on our financial condition and results of operations.

Labor shortages also likely lead to higher wages for employees and higher costs to purchase the services of third parties. Increases in labor costs, such as increases in minimum wage requirements, wage inflation and/or increased overtime, reduce our profitability and that of our customers. Increases in such labor costs for a prolonged period of time could have a material adverse effect on our financial condition and results of operations.

Further, potential changes in labor legislation and case law could result in current non-union portions of our workforce, including warehouse and delivery personnel, being subjected to greater organized labor influence. If additional portions of our workforce became subject to collective bargaining agreements, this could result in increased costs of doing business as we would become subject to mandatory, binding arbitration or labor scheduling, costs and standards, which may reduce our operating flexibility.

Global health developments and economic uncertainty resulting from the COVID-19 pandemic or other future public health crises may continue to adversely affect our business, financial condition and results of operations.

Public health crises, pandemics and epidemics could adversely affect our business, financial condition and results of operations. For example, the coronavirus (COVID-19) pandemic adversely impacted our business, results of operations and financial condition directly and disrupted the operations of our business partners, suppliers and customers. While our operations have generally stabilized since the peak of the COVID-19 pandemic, we cannot predict with certainty the extent to which our operations may be impacted in the future by any continuing effects of COVID-19 on us or on our business partners, suppliers and customers. Fear of COVID-19 or similar events may further alter consumer confidence, behavior and spending patterns, and could adversely affect the economies and financial markets of many countries (or globally), resulting in an economic downturn that could affect customers’ demand for our products.

In response to the outbreak of COVID-19 and its development into a pandemic, governmental authorities in many countries in which we, our customers and our suppliers were present and operated, imposed mandatory closures, sought voluntary closures and imposed restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions required or strongly urged various venues where foodservice products were served, including restaurants, schools, hotels and cruise liners, to reduce or discontinue operations, which adversely affected demand in the foodservice industry, including demand for our products and services. Mutations of the virus have arisen, and may arise in the future, some of which could prove to be particularly aggressive variants, causing some governmental authorities to reintroduce certain restrictions in the future, which could adversely affect demand in the foodservice industry.

The future outbreak of a public health crisis (including the reemergence of COVID-19) that adversely affects our business, results of operations and financial condition, could also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K and subsequent filings with the SEC, such as those risks relating to our level of indebtedness, and may have an adverse effect on the price of our common stock.

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

The countries in which we operate have experienced and are experiencing, from time to time, deteriorating economic conditions and heightened uncertainty in financial markets, which have adversely impacted business and consumer confidence and spending and depressed capital investment and economic activity in the affected regions. Such conditions and high levels of uncertainty make it difficult to predict when, or if, a recession may occur. In fact, some commentators have suggested that the U.S. is already in a recession. A prolonged economic downturn or recession in the U.S. or global economies, and the impact on gross domestic product growth, corporate earnings, consumer confidence, employment rates, income levels and/or personal wealth, could have a material adverse effect on our results of operations and financial condition.

We may not be able to fully compensate for increases in fuel costs, and fuel hedging arrangements intended to contain fuel costs could result in above market fuel costs, any of which could adversely affect our results of operations.

The cost of fuel affects the prices we pay for products, as well as the costs we incur to deliver products to our customers. We require significant quantities of fuel for our delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel. The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances (such as the invasion of Ukraine by the Russian Federation (Russia)) as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (OPEC) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Although we have been able to pass along a portion of increased fuel costs to our customers in the past through, among other things, our fuel surcharge program, we may not be able to do so in the future. If fuel costs continue to increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may adversely affect our results of operations.

We routinely enter into fuel hedging arrangements, including fuel derivatives, to hedge our exposure to volatile fuel prices. Nevertheless, our fuel hedging transactions may not be effective in protecting us from changes in fuel prices. If fuel prices were to decrease significantly, these hedging arrangements would result in our paying higher-than-market costs for a portion of our diesel fuel. In addition, our future use of fuel derivatives would expose us to the risk that any of our counterparties fails to perform its obligations, whether due to its insolvency or otherwise, which could result in financial losses.

Economic and political instability and changes in laws and regulations could adversely affect our results of operations and financial condition.

Our international operations subject us to certain risks, including economic and political instability and potential unfavorable changes in laws and regulations in international markets in which we operate. Local or regional geopolitical events, such as Brexit and, civil unrest in France in 2023 related to socioeconomic issues, have negatively impacted our operations. Similar future trade or labor disruptions or disputes could have a negative impact on our operations in the EU and other parts of the world.

In addition, military conflicts, such as the invasion of Ukraine by Russia, can negatively impact global demand. In response to such conflicts, various governments can and have recently imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties, which actions can have a negative impact on our operations. Although our business has not been materially impacted to date by the ongoing invasion of Ukraine by Russia, it is impossible to predict the extent to which our operations, or those of our suppliers and customers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are difficult to predict, but could be substantial. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets. Any or all of these factors could disrupt our business directly and could disrupt the business of our customers, which could have an adverse effect on our business and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Competition and the impact of GPOs may reduce our margins and make it difficult for us to maintain our market share, growth rate and profitability.

The foodservice distribution industry is fragmented and highly competitive, with local, regional and multi-regional distributors and specialty competitors. Local and regional companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies and ability to meet customer distribution requirements. These suppliers may also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Furthermore, barriers to entry by new competitors, or geographic or product line expansion by existing competitors, are low. Additionally, increased competition from non-traditional sources (such as club stores and commercial wholesale outlets with lower cost structures), online direct food wholesalers and cash and carry operations have served to further increase pressure on the industry’s profit margins. Continued margin pressure within the industry may have a material adverse effect on our results of operations.

Moreover, some of our customers purchase their products from us through group purchasing organizations (GPOs) in an effort to lower the prices paid by these customers on their foodservice orders. GPOs have a relatively larger presence in the healthcare, lodging and foodservice management customer segments. If these GPOs are able to add a significant number of our customers as members, our business, financial condition and results of operations may be adversely affected.

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

Business and Operational Risks

Conditions beyond our control can interrupt our supplies, increase our product costs and impair our ability to deliver products and services to our customers, any of which could adversely affect our business, results of operations and financial condition.

We obtain substantially all of our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the foodservice products and supplies that we need due to conditions outside of their control. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include shortages of qualified labor for our suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, transportation interruptions (such as shortages of ocean cargo containers), unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest, terrorist attacks or international hostilities (such as the invasion of Ukraine by Russia) and natural disasters, epidemics, pandemics (such as the COVID-19 pandemic) or other human or animal disease outbreaks or other catastrophic events (including, but not limited to, foodborne illnesses). Many of these conditions outside of our control could also impair our ability to provide our products and services to our customers or increase the cost of doing so. While our operations have generally stabilized since the peak of the COVID-19 pandemic, we cannot predict with certainty the extent that our operations may continue to be impacted by any continuing effects of COVID-19 on us or on our business partners, suppliers and customers. Customer demand is currently outpacing available supply in certain categories. Certain suppliers are struggling to meet demand for our orders and may also be affected by higher costs to source or produce and transport products, which impairs our ability to deliver products and services to our customers. Prolonged future supply shortages could have an adverse effect on our financial condition and results of operations.

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

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business. Our brand names, trademarks, logos and reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Anything that damages our reputation or public confidence in our products, whether or not justified, could tarnish our reputation and diminish the value of our brand, which could adversely affect our results of operations, and require additional resources to rebuild our reputation and restore the value of our brand.

Reports, whether true or not, of foodborne illnesses or injuries caused by food tampering could also severely injure our reputation or reduce public confidence in our products. If patrons of our restaurant customers were to become ill from foodborne illnesses, our customers could be forced to temporarily close restaurant locations, which would have an adverse effect on our sales and profitability. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence in us and reduce short-term or long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations. Any of these developments or circumstances could adversely affect our results of operations.

Our relationships with long-term customers may be materially diminished or terminated, which could adversely affect our business, financial condition and results of operations.

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

Gross margin from our multi-unit customers, which includes primarily national and regional casual dining and quick service restaurant chains, is generally lower than that of our locally managed customers because we typically sell higher volumes of products to multi-unit customers and provide a relatively lower level of value-added services than we do to locally managed customers. If sales to our locally managed customers do not grow at the same (or a greater) rate as sales to our multi-unit customers, our operating margins could decline. For example, the COVID-19 pandemic generally negatively affected multi-unit customers less than locally managed customers.

If our sales to multi-unit customers were to continue to increase at a faster pace of growth than sales to our locally managed customers, we will become more dependent on multi-unit customers, as they begin to represent a greater proportion of our total sales. Therefore, a future loss of sales to the larger of these multi-unit customers could have a material negative impact on our results of operations and financial condition. Additionally, as a result of our greater dependence on these customers, these customers could pressure us to lower our prices and/or offer expanded or additional services at the same prices. In that event, if we were unable to achieve additional cost savings to offset these price reductions and/or cost increases, our results of operations could be materially adversely affected. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

Changes in consumer eating habits could materially and adversely affect our business, financial condition, and results of operations.

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

Expanding into new markets and complementary lines of business presents unique challenges and may not be successful, and failure to successfully expand may adversely affect the implementation of our business strategy.

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

As a multinational corporation, we are subject to income taxes, as well as non-income-based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example:

•The U.S. and many countries where we do business are actively considering or have recently enacted changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals.

•On August 16, 2022, the U.S. Congress passed the Inflation Reduction Act of 2022 (Inflation Reduction Act), which, among other provisions, creates a new corporate alternative minimum tax (CAMT) of at least 15% for certain large corporations that have at least an average of $1 billion in adjusted financial statement income over a consecutive three-year period effective after December 31, 2022. The Inflation Reduction Act also includes a 1% excise tax on certain stock repurchases beginning in 2023. We do not expect to meet the CAMT threshold in the near term.

•On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One expands a country’s authority to tax profits from companies that make sales into their country but do not have a physical location in the country. Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation anticipated by 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries.

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

Additionally, we are subject to regular review and audit by both domestic and foreign tax authorities as well as to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement occurs.

If our products are alleged to have caused injury or illness, or to have failed to comply with governmental regulations, we may need to recall or withdraw our products and may experience product liability claims.

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

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could materially adversely affect our business.

We are subject to various federal, state, provincial, regional and local laws, rules and regulations in the countries in which we operate with respect to many aspects of our business, such as food safety and sanitation, ethical business practices, transportation, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety. Due to the services we provide in connection with governmentally funded entitlement programs, we are also subject to additional laws and regulations. For a detailed discussion of the laws and regulations to which our business is subject, please refer to “Business – Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.

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

In the course of our operations, we: operate, maintain and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems; and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur substantial investigation, remediation or other costs related to environmental conditions at our currently or formerly owned or operated properties.

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

Historically, a portion of our growth has come through acquisitions. If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our results of operations may be materially adversely affected. For example, we are experiencing ongoing operational challenges related to our efforts to integrate two businesses in France, adversely affecting our ability to drive growth in sales. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise, or with a culture different from Sysco’s.

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

We use technology in substantially all aspects of our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. We use software and other technology systems, among other things, to generate and select orders, to load and route trucks, to make purchases, to manage our warehouses and to monitor and manage our business on a day-to-day basis. We also use mobile devices, social networking and other online platforms to connect with our employees, suppliers, business partners and customers. Further, our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees and financial and strategic information about us and our business partners. This sensitive and/or confidential information and intellectual property are stored on information technology systems controlled by us, as well as systems controlled by third parties, such as our service providers.

These technology systems and the operation thereof are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. We and our third-party providers experience cybersecurity incidents of varying degrees from time-to-time, including ransomware and phishing attacks, as well as distributed denial of service attacks and the theft of data. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. For example, as disclosed in our Quarterly Report on Form 10-Q for our third quarter of fiscal 2023, in March 2023, Sysco became aware of a cybersecurity event perpetrated by a threat actor believed to have begun in January 2023. Immediately upon detection, Sysco initiated an investigation, with the assistance of cybersecurity and forensics professionals, determining that the threat actor had extracted certain company data, including data relating to operation of the business, customers, employees and personal data. This data extraction did not impact Sysco’s operational systems and related business functions, and its service to customers continued uninterrupted. Sysco also notified federal law enforcement and provided other required notifications. To date, these cybersecurity incidents have not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that there will not be a material adverse effect in the future, especially if the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities relating to an incident.

Potential consequences of a future material cybersecurity incident include: business disruption; disruption to systems; theft, destruction, loss, corruption, misappropriation or unauthorized release of sensitive and/or confidential information or intellectual property (including personal information in violation of one or more privacy laws); loss of revenue; reputational and brand damage; and potential liability, including litigation or other legal actions against us or the imposition by governmental authorities of penalties, fines, fees or liabilities, which, in turn, could cause us to incur significantly increased cybersecurity protection and remediation costs and the loss of customers. In addition, if our suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected. This may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business operations. We have also outsourced several information technology support services and administrative functions to third-party service providers, including cloud-based service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.

The COVID-19 pandemic has resulted in many of our employees, contractors and other corporate partners working remotely, increasing reliance on information technology systems that are outside our direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches. In addition, cyber criminals are increasing their attacks on individual employees with business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems.

The actions and controls we have implemented and are implementing to date, or which we seek to cause or have caused third-party providers to implement, may be insufficient to protect our systems, information or other intellectual property. Further, we anticipate continuing to devote significant resources to maintaining and upgrading our security measures generally, including those we employ to protect personal information against these cybersecurity threats.

Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Failure to adequately assess and identify cybersecurity risks associated with acquisitions and new initiatives could increase our vulnerability to such risks.

Our efforts to prevent security breaches and cybersecurity incidents, and to implement effective disaster recovery plans, may not be entirely effective to insulate us from technology disruption or protect us from adverse effects on our results of operations. Additionally, information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. For example, we may incorporate emerging artificial intelligence (AI) solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Our failure to implement timely and/or successfully new technologies, including AI, may adversely affect our competitiveness and, consequently, our results of operations.

Our failure to comply with data privacy regulations could adversely affect our business.

There are new and emerging data privacy laws, as well as frequent updates and changes to existing data privacy laws, in most jurisdictions in which we operate. Given the complexity of these laws and the often-onerous requirements they place on businesses regarding the collection, storage, handling, use, disclosure, transfer, and security of personal data, it is important for us to understand their impact and respond accordingly. Failure to comply with data privacy laws can result in substantial fines or penalties, legal liability and / or reputational damage.

In the UK and Europe, the General Data Protection Regulation (the GDPR), which came into effect in 2018, places stringent requirements on companies when handling personal data. There continues to be a growing trend of other countries adopting similar laws.

Additionally, there continues to be significant uncertainty with respect to the California Consumer Privacy Act of 2018 (the CCPA), which went into effect on January 1, 2020, and imposes additional obligations on companies regarding the handling of personal information and provides certain individual privacy rights to persons whose information is collected. Both the GDPR and the CCPA are continuously evolving and developing and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. For example, the California Privacy Rights Act (the CPRA), which was approved by California voters as a ballot initiative in November 2020, modifies the CCPA significantly, further enhancing and extending an individual’s rights over their personal data and the obligations placed on companies that handle this data. The resulting new regulations became effective on January 1, 2023. Most notably, employee and business data were brought into scope, which raises the compliance requirements for us significantly, in terms of internal controls, processes and governance requirements.

Furthermore, since 2020, several other U.S. states have enacted (and additional U.S. states are considering enacting) stringent consumer privacy laws, which may impose varying standards and requirements on our data collection, use and processing activities. Continued state by state introduction of privacy laws can be expected to lead to significantly greater complexity in our compliance requirements globally, which could result in complaints from data subjects and/or action from regulators. If we do not provide sufficient resources to ensure we are able to respond, adapt and implement the necessary requirements to respond to the various forthcoming changes, which could include federal data privacy requirements in the US, while continuing to maintain our compliance with global data privacy laws, this could adversely impact our reputation and we could face exposure to fines levied by regulators, which could have a significant financial impact on our business.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8, as of July 1, 2023, we had approximately $10.4 billion of total indebtedness, which primarily includes our outstanding senior notes. Additionally, we have the ability to borrow under our revolving credit facility, which supports our U.S. commercial paper program.

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

We may be required to pay material amounts under multiemployer defined benefit pension plans, which could adversely affect our financial condition, results of operations and cash flows.

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. In fiscal 2023, our total contributions to these plans were approximately $52.6 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including collective bargaining negotiations, actions taken by trustees who manage the plans, government regulations, changes in the funded status of these plans and the potential payment of a withdrawal liability if we, for any reason, cease to have an ongoing obligation to contribute to a given plan. Based upon the information available to us from the administrators of these plans, none of these plans have assets sufficient to fully pay their liabilities, and therefore all such plans have unfunded vested benefits. Increases in the unfunded liabilities of these plans may result in increased future contribution obligations imposed on us and on other participating employers. Under federal law, significant underfunding experienced by a given plan generally results in increased contribution obligations in the form of surcharges and supplemental contribution obligations. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from a given plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. We could also be treated as partially withdrawing from participation in one of these plans if the number of our employees participating in a given plan is reduced to a certain percentage over a certain period of time, or if we cease to have an obligation to contribute under one or more, but fewer than all, of the collective bargaining agreements that require us to make contributions to a particular plan. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. We estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $142.6 million as of August 18, 2023. This estimate is based on the information available from plan administrators, which had valuation dates between February 1, 2020 and December 31, 2022. As the valuation dates for all of the plans was between February 1, 2020 and December 31, 2022, the company’s estimate reflects the condition of the financial markets as of this date range. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate. A significant increase to funding requirements could adversely affect our financial condition, results of operations and cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines, which could adversely affect our financial condition, results of operations and cash flows.

We had a pension obligation of $2.6 billion, as compared to assets totaling $2.6 billion, as of July 1, 2023, both of which have sensitivity to financial market factors that could impact our funding requirements. See Note 14, “Company-Sponsored Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Item 8 for a discussion of the funded status of the U.S. Retirement Plan. At the end of fiscal 2012, we decided to freeze future benefit accruals under our company-sponsored qualified pension plan (the U.S. Retirement Plan) as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees. Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.

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

Failure to successfully renegotiate union contracts could result in work stoppages, which could have a material adverse effect on our business, financial condition and results of operations.

As of July 1, 2023, we had approximately 72,000 employees, approximately 15% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 15% of our union employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2024. Failure to effectively renegotiate these contracts could result in work stoppages. We believe our operating sites have good relationships with their unions, but a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on our business, financial condition and results of operations.

Organization and Common Stock Risks

Our authorized preferred stock provides anti-takeover benefits that may not be viewed as beneficial to stockholders.

Under our Restated Certificate of Incorporation, our Board of Directors is authorized to issue up to 1,500,000 shares of preferred stock without stockholder approval. Issuance of these shares could make it more difficult for anyone to acquire Sysco without approval of our Board of Directors, depending on the rights and preferences of the stock issued. In addition, if anyone attempts to acquire Sysco without approval of our Board of Directors, the existence of this undesignated preferred stock could allow our Board of Directors to adopt a shareholder rights plan without obtaining stockholder approval, which could result in substantial dilution to a potential acquirer. As a result, hostile takeover attempts that might result in an acquisition of Sysco, which could otherwise have been financially beneficial to our stockholders, could be deterred.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine, except for any action (A) as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than such court, or (C) for which such court does not have subject matter jurisdiction.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each country and the aggregate square footage devoted to cold and dry storage as of July 1, 2023.

Location	Number of Facilities	Square Feet (in thousands)	Segment Served (1)
Bahamas	1	192	I
Belgium	1	200	I
Canada	28	4,220	I, O
Costa Rica	1	188	I
France	41	3,004	I
Ireland and Northern Ireland	8	656	I
Mexico	6	288	I
Panama	1	44	I
Sweden	7	948	I
United Kingdom	48	2,644	I
United States and its territories (2)	192	41,583	U, I, S, O
Totals (3)	334	53,967

(1)	Segments served include U.S. Foodservice (U), International Foodservice (I), SYGMA (S), and Other (O).
(2)	California, Florida, Texas, and Illinois account for 24, 16, 14, and 11 respectively, of the facilities located in the U.S.
(3)	Using a comparable definition based on facility size, fiscal 2022 included 333 facilities.

We own approximately 40,100,000 square feet of our distribution facilities (or 74.4% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2024 to fiscal 2049, exclusive of renewal options.

Within our Latin American operations, we operate 17 cash and carry facilities and 5 warehouse and storage facilities in Costa Rica and 5 cash and carry facilities and 1 warehouse and storage facility in Panama.

We own our approximately 634,000 square foot headquarters office complex in Houston, Texas.

We are currently constructing expansions or build-outs for various distribution facilities in the United States and Northern Ireland. The various operating sites undergoing significant construction, in the aggregate, contributed approximately 6% of fiscal 2023 sales.

As of July 1, 2023, our fleet of approximately 17,000 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 89% of these vehicles and lease the remainder.

Item 3.  Legal Proceedings

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings either (i) involve the potential for monetary sanctions that Sysco’s management reasonably believes will exceed a specified threshold or (ii) are material to its business or financial condition. Pursuant to this item, Sysco has chosen a reporting threshold for such proceedings of $1 million. Applying this threshold, there are no environmental matters to disclose for this period, nor does the company expect a material adverse effect on its business or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II – FINANCIAL INFORMATION

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for Sysco’s common stock (SYY) is the New York Stock Exchange. The number of record owners of Sysco’s common stock as of August 8, 2023 was 7,365.

We currently expect that comparable quarterly cash dividends will continue to be paid in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

We made the following share repurchases during the fourth quarter of fiscal 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
April 2 - April 29	77,017	$77.24	77,017	—
Month #2
April 30 - May 27	566,283	73.46	566,283	—
Month #3
May 28 - July 1	1,035,491	72.16	1,035,491	—
Totals	1,678,791	$72.83	1,678,791	—

(1)	The total number of shares repurchased includes no shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3.
(2)
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

We repurchased 6,231,071 shares for $500.1 million during fiscal 2023. As of July 1, 2023, we had a remaining authorization of approximately $4.0 billion. We purchased 552,463 additional shares under our authorization through August 8, 2023.

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

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2018, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
200
175
150
125
100
75
Index Value
6/30/2018
6/29/2019
6/27/2020
7/3/2021
7/2/2022
7/1/2023
Period Ending
Sysco Corporation
S&P 500
S&P 500 Food/Staple Retail Index

	6/30/2018	6/29/2019	6/27/2020	7/3/2021	7/2/2022	7/1/2023
Sysco Corporation	$100	$106	$80	$122	$140	$123
S&P 500	100	110	115	169	151	179
S&P 500 Food/Staple Retail Index	100	118	125	162	170	184

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Sysco’s financial condition, results of operations and liquidity and capital resources for the fiscal years ended July 1, 2023 and July 2, 2022 should be read as a supplement to our Consolidated Financial Statements and the accompanying notes contained in Item 8 of this report, and in conjunction with the “Forward-looking Statements” section set forth in Part II and the “Risk Factors” section set forth in Item 1A of Part I. All discussion of changes in our results of operations from fiscal 2022 to fiscal 2021 has been omitted from this Form 10-K, but may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 2, 2022, filed with the Securities and Exchange Commission on August 26, 2022.

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are in North America and Europe. Under the accounting provisions related to disclosures about segments of an enterprise, we have combined certain operations into three reportable segments. “Other” financial information is attributable to our other operations that do not meet the quantitative disclosure thresholds.

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

We estimate that we serve about 17% of an approximately $350 billion annual foodservice market in the U.S. based on industry data obtained from Technomic, Inc. (Technomic) as of the end of calendar year 2022. Technomic projects the market size to increase to approximately $370 billion by the end of calendar year 2023. From time to time, Technomic may revise the methodology used to calculate the size of the foodservice market and, as a result, our percentage can change not only from our sales results, but also from such revisions. We also serve certain international geographies that vary in size and amount of market share.

According to industry sources, the foodservice, or food-away-from-home, market represents approximately 53% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar year 2022.

Highlights

Our fiscal 2023 results were strong, reflecting growth in volumes and market share. Our market share gains in the U.S. segments continued to accelerate through the fiscal year. This demonstrates the favorable impact of our Recipe for Growth strategy on our business, now in its third year. This strategy is helping us advance our capabilities in supply chain and sales. As a result, Sysco achieved an all-time record for annual sales and operating income. We made significant improvements in operating expense leverage, resulting in improved productivity that drove profitable growth. See below for a comparison of our fiscal 2023 results to our fiscal 2022 results, both including and excluding Certain Items (as defined below).

    Below is a comparison of results from fiscal 2023 to fiscal 2022:
•Sales:
◦increased 11.2%, or $7.7 billion, to $76.3 billion;
•Operating income:
◦increased 29.5%, or $692.0 million, to $3.0 billion;
◦adjusted operating income increased 21.7%, or $572.0 million, to $3.2 billion;
•Net earnings:
◦increased 30.3%, or $411.4 million, to $1.8 billion;
◦adjusted net earnings increased 22.2%, or $371.2 million, to $2.0 billion;
•Basic earnings per share:
◦increased 31.2%, or $0.83, to $3.49 from the comparable prior year amount of $2.66 per share;
•Diluted earnings per share:
◦increased 31.4%, or $0.83, to $3.47 from the comparable prior year amount of $2.64 per share;
◦adjusted diluted earnings per share were $4.01 in fiscal 2023, a $0.76 increase from the comparable prior year amount of $3.25 per share.
•EBITDA:
◦increased 14.1%, or $444.4 million, to $3.6 billion; and
◦adjusted EBITDA increased 15.6%, or $519.2 million, to $3.8 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) severance charges; acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions; and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance pertaining to COVID-related personal protection equipment inventory, a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer, and a litigation financing agreement. Our results for fiscal 2022 were also impacted by a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory, losses on the extinguishment of long-term debt and an increase in reserves for uncertain tax positions.

The fiscal 2023 and fiscal 2022 items discussed above are collectively referred to as “Certain Items.” The results of our operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our results on a constant currency basis. Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from Certain Items, and certain metrics are stated on a constant currency basis.

Management believes that adjusting its operating expenses, operating income, interest expense, other (income) expense, net earnings and diluted earnings per share to remove these Certain Items, provides an important perspective with respect to our underlying business trends and results. Additionally, it provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, (2) facilitates comparisons on a year-over-year basis and (3) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

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
•Adjusted EBITDA (non-GAAP);
•Case volume growth by customer type for U.S. Foodservice operations;
•Sysco brand penetration for U.S. Broadline operations;
•Free cash flow (non-GAAP); and
•Adjusted return on invested capital (non-GAAP).

We use these financial metrics and related computations, as well as sales and gross profit growth, to evaluate our business and to plan for near and long-term operating and strategic decisions. We believe it is useful to provide investors with the same financial information that we use internally to make comparisons of our historical operating results, identify trends in our underlying operating results and evaluate our business.

Key Financial Definitions

•Sales – Sales is equal to gross sales subtracted by, (1) sales returns and (2) sales incentives that we offer to certain customers, such as upfront monies and discounts. Our sales are driven by changes in case volumes, product inflation that is reflected in the pricing of our products and mix of products sold.
•Gross profit – Gross profit is equal to our net sales subtracted by our cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration) and inbound freight. Cost of goods sold generally changes as we incur higher or lower costs from our suppliers and as our customer and product mix changes.

Adjusted Operating Income and Adjusted Diluted Earnings per Share Growth

Adjusted operating income represents our consolidated operating income, adjusted for the impact of Certain Items that we do not consider representative of our underlying performance. Adjusted diluted earnings per share represents our consolidated diluted earnings per share, adjusted for the impact of Certain Items that we do not consider representative of our underlying performance. Sysco’s management considers growth in these metrics to be useful measures of operating efficiency and profitability as they facilitate comparison of performance on a consistent basis from period to period by providing a measurement of recurring factors and trends affecting our business.

Adjusted EBITDA

EBITDA represents net earnings plus: (1) interest expense, (2) income tax expense and benefit, (3) depreciation and (4) amortization. The net earnings component of our EBITDA calculation is impacted by Certain Items that we do not consider representative of our underlying performance. As a result, in the non-GAAP reconciliations below for each period presented, adjusted EBITDA is computed as EBITDA plus the impact of Certain Items, excluding Certain Items related to interest expense, income taxes, depreciation and amortization. Sysco’s management considers growth in this metric to be a measure of overall financial performance that provides useful information to management and investors about the profitability of the business. It facilitates comparison of performance on a consistent basis from period to period by providing a measurement of recurring factors and trends affecting our business. Additionally, it is a commonly used component metric used to inform on capital structure decisions.

Case Volume Growth by Customer Type for U.S. Foodservice Operations

Case volume represents the volume of product sold to customers during a period of time and improvements in this metric are a primary driver of Sysco’s top line performance. We define a case, specifically for our U.S. Foodservice operations, as the lowest level of packaged products that are sold from our warehouses, with one case potentially containing several pieces of a product packaged in bulk. Case size does not generally vary by location or from period to period due to the design of our warehouses. Case volume growth is calculated by dividing the change in the volume of cases sold year-over-year by the volume of cases sold in the prior year. Sysco management considers case volume growth within its U.S. Foodservice operations to be a measure that provides useful information to management and investors in evaluating sales performance and as an indicator of gross margin performance. Management monitors case volume growth by customer type, with bifurcation between local customers and national customers, as this provides a measure of gross profit performance due to the pricing strategies attached to each customer type. Local customers are primarily street customers, such as independent restaurants that do not have long-term contracts, or locally managed customers, such as local chain restaurants, while national customers are the multi-unit customers requiring national coverage from a customer-centric view and are managed centrally from our Global Shared Center. Sysco management seeks to drive higher case volume growth to local customers, which allows more favorable pricing terms for our U.S. Foodservice operations and generates higher gross margins as a result. National customers benefit from purchasing power as they are able to negotiate pricing agreements across multiple businesses reducing our gross profit potential, but reducing our overall cost per case, as national customers have bigger drop sizes. While overall case volume growth reflects a key component of sales growth, local customer case growth provides additional context around gross profit performance.

Sysco Brand Penetration for U.S. Broadline Operations

Sysco management considers Sysco brand penetration to be a measure that provides useful information to management and investors in evaluating the gross profit performance of the company’s U.S. Broadline operations. Sysco offers an assortment of Sysco-branded products which are differentiated from privately branded products. These Sysco Branded products enable us to achieve higher gross margin by administering and leveraging a consolidated product procurement program for quality food and non-food products. Due to cost efficiencies, Sysco-branded products generate a higher gross margin than sales from other privately branded products. We define Sysco brand penetration as the percentage of Sysco-branded case volume sold to U.S. Broadline customers over all cases sold to U.S. Broadline customers. It is calculated by dividing Sysco-branded case volume sold to U.S. Broadline customers by total cases sold to U.S. Broadline customers. This performance indicator, also measured at the customer type level, including local and national customers, is driven by growth in the distribution of Sysco branded products to more customers and more geographies, as well as increasing Sysco branded offerings through innovation and the launch of new products.

Free Cash Flow

Free cash flow represents net cash provided from operating activities, subtracted by purchases of plant and equipment, added to proceeds from sales of plant and equipment. Sysco management considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions. However, free cash flow may not be available for discretionary expenditures as it may be necessary that we use it to make mandatory debt service or other payments. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. See “Liquidity and Capital Resources” for discussions of GAAP metrics, including net cash provided by operating activities and our reconciliation of this non-GAAP financial measure.

Adjusted Return on Invested Capital

Although adjusted return on invested capital (ROIC) is considered a non-GAAP financial measure, Sysco management considers adjusted ROIC to be a measure that provides useful information to management and investors in evaluating the efficiency and effectiveness of the company’s long-term capital investments and it has been reintroduced as a component of long-term incentive compensation for fiscal 2024. We calculate adjusted ROIC as adjusted net earnings divided by the sum of: (1) stockholders’ equity, computed as the average of adjusted stockholders’ equity at the beginning of the year and at the end of each fiscal quarter during the year; and (2) long-term debt, computed as the average of the long-term debt at the beginning of the year and at the end of each fiscal quarter during the year. Trends in ROIC can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts.

Trends

Economic and Industry Trends

Sysco continues to outperform the foodservice market due to the success of the Recipe for Growth strategy. The food-away-from-home sector is a healthy long-term market. Sysco is diversified and well positioned as a market leader in food service. We expect the foodservice market to grow at a lower rate in fiscal 2024 as compared to fiscal 2023.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors including price, volume, inflation, customer mix and product mix. The most significant factor affecting performance in fiscal 2023 was volume growth, as we experienced a 5.2% improvement in U.S. Foodservice case volume and a 3.3% improvement in local case volume within our U.S. segment in each instance as compared to fiscal 2022. This volume reflects our broadline and specialty businesses, except for our specialty meats business, which measures its volume in pounds. This growth enabled us to gain market share during fiscal 2023 and contributed to Sysco achieving an all-time record for annual sales.

Product cost inflation has also been a driver of our sales and gross profit performance. We experienced inflation at a rate of 2.1% and 6.1% in the fourth quarter and fiscal 2023, respectively, at the total enterprise level, primarily driven by inflation in the dairy, frozen, and canned and dry categories. The rate of inflation, as compared to the prior year, declined at an accelerated rate during the fourth quarter. We have been successful in managing inflation, resulting in an increase in gross profit dollars. Gross margin increased 51 basis points in the fourth quarter and increased 33 basis points for fiscal 2023, as compared to the corresponding prior year periods, primarily driven by higher volumes, the effective management of inflation and progress with our partnership growth management initiatives.

We expect the rate of inflation for fiscal 2024 to be below historical trends. We expect deflation within our U.S. Broadline operations for the first half of fiscal 2024, followed by minimal inflation in the second half of fiscal 2024. Our International Foodservice operations are expected to remain inflationary during fiscal 2024 given the unique marketplace conditions present in those operations. At the total enterprise level, inflation is expected to be slightly positive for fiscal 2024.

Given our expectation for slower market growth and inflation as noted previously, we expect sales growth to increase in the mid-single digits in fiscal 2024 as compared to fiscal 2023, as we reach approximately $80 billion in annual sales.

Operating Expense Trends

Total operating expenses increased 9.4% during fiscal 2023, as compared to fiscal 2022, driven by increased volumes, cost inflation, continued operational cost pressures from the operating environment and our planned investments to drive our transformation initiatives under our Recipe for Growth strategy. We continued to improve our supply chain efficiency, while investing in associate retention and best-in-class training, primarily for transportation and warehouse colleagues. These efficiency efforts are expected to continue to improve in fiscal 2024. Our Sysco Driver Academy and industry leading training programs are contributing to improved retention and productivity, and we expect to see this trend improve as the percentage of drivers and warehouse colleagues trained from within Sysco continues to grow. We believe the advancements we are making in our physical capabilities, and the investments we are making in improved training, will provide higher service levels to our customers and strengthen Sysco’s ability to profitably win market share.

Non-Routine Gains and Losses

In fiscal 2023, we completed two transactions that created non-routine gains and losses, both of which were treated as Certain Items. First, the Sysco Corporation Retirement Plan (the Plan) executed a commitment agreement to purchase a nonparticipating single premium group annuity contract that transferred $695.0 million of the Plan’s defined benefit pension obligations related to certain pension benefits. As a result of this transaction, we recognized a one-time, non-cash pre-tax pension settlement charge of $315.4 million in the second quarter of fiscal 2023. Second, Sysco had been pursuing claims against a variety of vendors from which the company purchased products. To mitigate the risk of incurring significant legal fees on these claims without any ultimate gain, in calendar 2019 and 2020, we entered into agreements with a third party whereby the company secured a minimum amount of cash proceeds from the third party in exchange for assigning to the third party the rights to a portion of the future litigation proceeds. At the time of receipt of these cash proceeds, the amounts were deferred in “Other long-term liabilities.” In June 2023, an agreement was reached in which the company assigned all its remaining claims against these vendors to the third party. As a result, Sysco is no longer obligated to pursue litigation against these vendors; therefore, previous deferred proceeds were recognized within “Other expense (income), net.” In total, this agreement resulted in $122.0 million being recognized in “Other expense (income), net” in June 2023. We do not expect similar transactions to these in fiscal 2024.

Income Tax Trends

Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state as well as foreign jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Our effective tax rate for fiscal 2023 was 22.55% and is expected to increase to approximately 24.50% in fiscal 2024 due to geographic mix, strong international growth and increases in state tax rates.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy. We plan to reinforce our existing businesses, while cultivating new channels, new segments and new capabilities. In the first and second quarters of fiscal 2023, we acquired a total of three small U.S.-based independent Italian food distributors as part of our plan to meaningfully scale our growing Italian platform. The results of these acquisitions were not material to the consolidated results of the company for fiscal 2023. In August 2023, we acquired BIX Produce, a leading produce specialty distributor based in Minnesota. This acquisition is expected to provide a strategic opportunity for specialty produce operations to expand its geographic footprint in an area of the country where it does not currently have operations.

Strategy

Our purpose is “Connecting the World to Share Food and Care for One Another.” Purpose driven companies are believed to perform better, and we believe our purpose will assist us to grow substantially faster than the foodservice distribution industry and deliver profitable growth through our “Recipe for Growth” transformation. This growth transformation is supported by strategic pillars that we believe will continue to enable us to better serve our customers, including:

•Digital – We have and will continue to enrich the customer experience through personalized digital tools that reduce friction in the purchase experience and introduce innovation to our customers. We continue to invest in our personalization engine and upgraded our digital shopping platform with more than 100 new feature enhancements, including Spanish language capability, implemented in fiscal 2023. We successfully leveraged our centralized pricing tool in the U.S. in fiscal 2023 that gave us the ability to be right on price at the region, customer, and item level even during periods of rapid inflation, dis-inflation, and even deflation.
•Products and Solutions – We are providing customer-focused marketing and merchandising solutions that inspire increased sales of our broad assortment of fair priced products and services. We continue to improve our merchandising strategies globally to secure the best possible cost for our customers and in fiscal 2023, we stood up a Sysco Brand team to accelerate progress within our owned-brands.
•Supply Chain – We are efficiently and consistently serving customers with the products they need, when and how they need them, through a flexible delivery framework. We are developing a more nimble, accessible and productive supply chain that is better positioned to support our customers. In fiscal 2023, our work on deploying strengthened engineered labor standards allowed us to consistently improve supply chain efficiency quarter over quarter. We also completed the roll out of our Driver Academy nationally. Our strategic initiatives to enable omni-channel inventory fulfillment are being piloted.
•Customer Teams – Our greatest strength is our people, people who are passionate about food and food service. Our diverse team delivers expertise and differentiated services designed to help our customers grow their businesses. We intend to improve the effectiveness of our sales organization by leveraging data to increase the yield of the sales process. In fiscal 2023, we meaningfully advanced our Total Team Selling model that brings together our Broadline and Specialty businesses in shared geography to best meet the needs of our customers.
•Future Horizons – We are committed to responsible growth. We will cultivate new channels, new segments, and new capabilities while being stewards of our company and our planet for the long-term. We will fund our journey through cost-out and efficiency improvements. In August 2023, we acquired BIX Produce – a leading produce specialty distributor based in Minnesota that allows us to expand our geographic footprint and continue to add new capabilities, including fresh cut produce, grab-and-go sandwiches, and value-added products.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2023	2022
Sales	100.0%	100.0%
Cost of sales	81.7	82.0
Gross profit	18.3	18.0
Operating expenses	14.3	14.6
Operating income	4.0	3.4
Interest expense	0.7	0.9
Other (income) expense, net	0.3	—
Earnings before income taxes	3.0	2.5
Income taxes	0.7	0.5
Net earnings	2.3%	2.0%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

2023
Sales	11.2%
Cost of sales	10.8
Gross profit	13.3
Operating expenses	9.4
Operating income	29.5
Interest expense	(15.5)
Other (income) expense, net (1)	(1,046.8)
Earnings before income taxes	30.8
Income taxes	32.8
Net earnings	30.3%
Basic earnings per share	31.2%
Diluted earnings per share	31.4
Average shares outstanding	(0.6)
Diluted shares outstanding	(0.8)

(1)	Other (income) expense, net was expense of $226.4 million in fiscal 2023 and income of $23.9 million in fiscal 2022.

Segment Results

The following represents our results by reportable segments:

	Year Ended Jul. 1, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$53,682,894	$13,559,610	$7,843,111	$1,239,060	$—	$76,324,675
Sales increase	10.6%	15.0%	8.2%	14.5%		11.2%
Percentage of total	70.3%	17.8%	10.3%	1.6%		100.0%

Operating income (loss)	$3,586,576	$313,449	$56,526	$56,877	$(974,879)	$3,038,549
Operating income increase	12.8%	213.3%	NM	227.0%		29.5%
Percentage of total segments	89.4%	7.8%	1.4%	1.4%		100.0%
Operating income as a percentage of sales	6.7%	2.3%	0.7%	4.6%		4.0%

	Year Ended Jul. 2, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$48,520,562	$11,787,449	$7,245,824	$1,082,311	$—	$68,636,146
Percentage of total	70.7%	17.2%	10.6%	1.5%		100.0%

Operating income (loss)	$3,180,705	$100,033	$(3,124)	$17,392	$(948,506)	$2,346,500
Percentage of total segments	96.5%	3.1%	(0.1)%	0.5%		100.0%
Operating income (loss) as a percentage of sales	6.6%	0.8%	—%	1.6%		3.4%

In fiscal 2023, U.S. Foodservice Operations and International Foodservice Operations represented approximately 70.3% and 17.8%, respectively, of Sysco’s overall sales, compared to 70.7% and 17.2%, respectively, in fiscal 2022. In fiscal 2023 and fiscal 2022, U.S. Foodservice Operations represented approximately 89.4% and 96.5%, respectively, of the total segment operating income. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments. See Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8.

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses. Along with sales, operating income is the most relevant measure for evaluating segment performance and allocating resources, as operating income includes cost of goods sold in addition to the costs to warehouse and deliver goods, which are significant and relevant costs when evaluating a distribution business.

Results of U.S. Foodservice Operations

In fiscal 2023, the U.S. Foodservice Operations operating results represented approximately 70.3% of Sysco’s overall sales and 89.4% of the aggregated operating income of Sysco’s reporting segments. Several factors contributed to these higher operating results as compared to the other operating segments. We invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and its purchasing power enable this segment to generate its relatively stronger results of operations.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2023	2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$53,682,894	$48,520,562	$5,162,332	10.6%
Gross profit	10,359,003	9,196,133	1,162,870	12.6
Operating expenses	6,772,427	6,015,428	756,999	12.6
Operating income	$3,586,576	$3,180,705	$405,871	12.8%

Gross profit	$10,359,003	$9,196,133	$1,162,870	12.6%
Adjusted operating expenses (Non-GAAP) (1)	6,729,738	5,998,824	730,914	12.2
Adjusted operating income (Non-GAAP) (1)	$3,629,265	$3,197,309	$431,956	13.5%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the prior year in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2023
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	4.5%	$2,175.3
Inflation	5.6	2,716.7
Other (2)	0.5	270.3
Total change in sales	10.6%	$5,162.3

(1)	Case volumes increased 5.2% compared to fiscal 2022. This volume increase resulted in a 4.5% increase in the dollar value of sales compared to fiscal 2022.
(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from our specialty meats operations is included within “Other.”

The sales growth in our U.S. Foodservice Operations was fueled by three factors: inflation, market growth, and strong market share gains. Case volumes from our U.S. Foodservice Operations increased 5.2%, as compared to fiscal 2022. This included a 3.3% increase in local customer case volume as compared to fiscal 2022.

Operating Income

The increase in operating income for fiscal 2023, as compared to fiscal 2022, was driven by gross profit dollar growth and partially offset by an increase in operating expenses.

Gross profit dollar growth was driven primarily by higher volumes as well as continued progress with effective management of product cost inflation and our strategic sourcing initiatives. The estimated change in product costs, an internal measure of inflation or deflation, increased in fiscal 2023. For fiscal 2023, this change in product costs was primarily driven by inflation in the dairy, frozen, and canned and dry categories. Sysco brand penetration for U.S. Broadline improved by 36 basis points to 37.0% for fiscal 2023, as compared to fiscal 2022. Specific to local customers, Sysco brand penetration for U.S. Broadline improved by 118 basis points to 46.8% for fiscal 2023, as compared to fiscal 2022.

Gross margin, which is gross profit as a percentage of sales, was 19.3% in fiscal 2023. This was an increase of 35 basis points compared to gross margin of 19.0% in fiscal 2022 due to the effective management of inflation, along with specific efforts to optimize our gross profit dollars.

The increase in operating expenses for fiscal 2023, as compared to fiscal 2022, was primarily driven by increased volumes, operational pressures from the operating environment, cost inflation and our planned investments to drive our transformation initiatives. We also experienced an increase in operating expenses due to investments for our Recipe for Growth strategy in fiscal 2023.

Results of International Foodservice Operations

In fiscal 2023, the International Foodservice Operations operating results represented approximately 17.8% of Sysco’s overall sales.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2023	2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$13,559,610	$11,787,449	$1,772,161	15.0%
Gross profit	2,640,860	2,377,093	263,767	11.1
Operating expenses	2,327,411	2,277,060	50,351	2.2
Operating income	$313,449	$100,033	$213,416	213.3%

Gross profit	$2,640,860	$2,377,093	$263,767	11.1%
Adjusted operating expenses (Non-GAAP) (1)	2,243,137	2,148,551	94,586	4.4
Adjusted operating income (Non-GAAP) (1)	$397,723	$228,542	$169,181	74.0%

Comparable sales using a constant currency basis (Non-GAAP) (1)	$14,451,906	$11,787,449	$2,664,457	22.6%
Comparable gross profit using a constant currency basis (Non-GAAP) (1)	2,823,663	2,377,093	446,570	18.8
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	2,409,493	2,148,551	260,942	12.1
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	$414,170	$228,542	$185,628	81.2%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2023
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	14.3%	$1,680.7
Foreign currency	(7.6)	(892.3)
Other (1)	8.3	983.8
Total change in sales	15.0%	$1,772.2

(1)	The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent comparable basis.

Sales in fiscal 2023 were higher primarily due to inflation, along with an increase in volume, some of which was attributable to our Recipe for Growth initiatives. Partially offsetting these increases was the negative impact of foreign currency translation.

Operating Income

The $213.4 million increase in operating income for fiscal 2023, as compared to fiscal 2022, was primarily a result of the continuing increase in sales volumes along with specific efforts to optimize our gross profit while managing our operating expenses.

The increase in gross profit dollars in fiscal 2023, as compared to fiscal 2022, was attributable to the increase in sales volume and the management of inflation along with specific efforts to optimize our gross profit dollars.

The increase in operating expenses for fiscal 2023, as compared to fiscal 2022, was primarily due to increased volume and inflation.

Results of SYGMA and Other Segment

For SYGMA, sales were 8.2% higher in fiscal 2023, as compared to fiscal 2022, primarily from inflation and fee increases to customers. Operating income increased by $59.7 million in fiscal 2023, as compared to fiscal 2022, primarily due to fee increases to customers.

For the operations that are grouped within our Other segment, operating income increased $39.5 million in fiscal 2023, as compared to fiscal 2022, primarily due to the recovery of our hospitality business, Guest Worldwide. Volume for this business has improved as hospitality occupancy rates have grown from prior year levels.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses increased $101.2 million in fiscal 2023, or 11.6% as compared to fiscal 2022, primarily due to increases in self-insurance costs, technology expense and employee-related expenses, partially offset by reduced acquisition-related costs.

Included in Global Support Center expenses are Certain Items that totaled $44.9 million in fiscal 2023, as compared to $146.8 million in fiscal 2022. Certain Items impacting fiscal 2023 were primarily expenses associated with our business technology transformation initiatives. In fiscal 2022, Certain Items that impacted the year were primarily expenses associated with our business technology transformation initiatives and acquisitions, as well as a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.

Interest Expense

Interest expense decreased $96.9 million for fiscal 2023, as compared to fiscal 2022, primarily due to a $115.6 million charge taken for debt extinguished in fiscal 2022.

Other income and expense

Other income decreased $250.4 million for fiscal 2023, as compared to fiscal 2022, primarily due to a pension settlement charge partially offset by a gain on a litigation financing agreement.

Net Earnings

Net earnings increased 30.3% in fiscal 2023, as compared to fiscal 2022, due primarily to the items noted previously for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 19, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8. Adjusted net earnings, excluding Certain Items, increased 22.2% in fiscal 2023, primarily due to an increase in sales volume.

Earnings Per Share

Basic earnings per share in fiscal 2023 were $3.49, a 31.2% increase from the comparable prior year period amount of $2.66 per share. Diluted earnings per share in fiscal 2023 were $3.47, a 31.4% increase from the comparable prior year period amount of $2.64 per share. Adjusted diluted earnings per share, excluding Certain Items (which is a non-GAAP financial measure for which a reconciliation is provided in “Non-GAAP Reconciliations” on the subsequent page), in fiscal 2023 were $4.01, a 23.4% increase from the comparable prior year period amount of $3.25 per share. These results were primarily attributable to the factors discussed previously related to net earnings in fiscal 2023.

Non-GAAP Reconciliations

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove the impact of restructuring and transformational project costs consisting of: (1) restructuring charges, (2) expenses associated with our various transformation initiatives and (3) severance charges; acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions; and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance pertaining to COVID-related personal protection equipment inventory, a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer, and a litigation financing agreement. Our results for fiscal 2022 were also impacted by a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory, losses on the extinguishment of long-term debt and an increase in reserves for uncertain tax positions.

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

Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items and presenting its results on a constant currency basis, provides an important perspective with respect to our underlying business trends and results. It provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

Sysco has a history of growth through acquisitions and excludes from its non-GAAP financial measures the impact of acquisition-related intangible amortization, acquisition costs and due-diligence costs for those acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2023 and fiscal 2022.

Set forth on the following page is a reconciliation of sales, operating expenses, operating income, other (income) expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented. Individual components of diluted earnings per share may not be equal to the total presented when added due to rounding. Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	2023	2022	Change in Dollars	%/bps Change
	(In thousands, except for share and per share data)
Sales (GAAP)	$76,324,675	$68,636,146	$7,688,529	11.2%
Impact of currency fluctuations (1)	910,290	—	910,290	1.3
Comparable sales using a constant currency basis (Non-GAAP)	$77,234,965	$68,636,146	$8,598,819	12.5%

Cost of sales (GAAP)	$62,369,678	$56,315,622	$6,054,056	10.8%
Impact of inventory valuation adjustment (2)	2,571	(73,224)	75,795	0.1
Cost of sales adjusted for Certain Items (Non-GAAP)	$62,372,249	$56,242,398	$6,129,851	10.9%

Gross profit (GAAP)	$13,954,997	$12,320,524	$1,634,473	13.3%
Impact of inventory valuation adjustment (2)	(2,571)	73,224	(75,795)	(0.7)
Gross profit adjusted for Certain Items (Non-GAAP)	13,952,426	12,393,748	1,558,678	12.6
Impact of currency fluctuations (1)	188,796	—	188,796	1.5
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$14,141,222	$12,393,748	$1,747,474	14.1%

Gross margin (GAAP)	18.28%	17.95%		33 bps
Impact of inventory valuation adjustment (2)	—	0.11		-11 bps
Gross margin adjusted for Certain Items (Non-GAAP)	18.28	18.06		22 bps
Impact of currency fluctuations (1)	0.03	—		3 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.31%	18.06%		25 bps

Operating expenses (GAAP)	$10,916,448	$9,974,024	$942,424	9.4%
Impact of restructuring and transformational project costs (3)	(62,965)	(107,475)	44,510	41.4
Impact of acquisition-related costs (4)	(115,889)	(139,173)	23,284	16.7
Impact of bad debt reserve adjustments (5)	4,425	27,999	(23,574)	(84.2)
Operating expenses adjusted for Certain Items (Non-GAAP)	10,742,019	9,755,375	986,644	10.1
Impact of currency fluctuations (1)	182,873	—	182,873	1.9
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$10,924,892	$9,755,375	$1,169,517	12.0%

Operating expense as a percentage of sales (GAAP)	14.30%	14.53%		-23 bps
Impact of certain item adjustments	(0.23)	(0.32)		9 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.07%	14.21%		-14 bps

Operating income (GAAP)	$3,038,549	$2,346,500	$692,049	29.5%
Impact of inventory valuation adjustment (2)	(2,571)	73,224	(75,795)	NM
Impact of restructuring and transformational project costs (3)	62,965	107,475	(44,510)	(41.4)
Impact of acquisition-related costs (4)	115,889	139,173	(23,284)	(16.7)
Impact of bad debt reserve adjustments (5)	(4,425)	(27,999)	23,574	84.2
Operating income adjusted for Certain Items (Non-GAAP)	3,210,407	2,638,373	572,034	21.7
Impact of currency fluctuations (1)	5,923	—	5,923	0.2
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,216,330	$2,638,373	$577,957	21.9%

Operating margin (GAAP)	3.98%	3.42%		56 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.21%	3.84%		37 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.16%	3.83%		33 bps

Interest expense (GAAP)	$526,752	$623,643	$(96,891)	(15.5)%
Impact of loss on extinguishment of debt	—	(115,603)	115,603	NM

	2023	2022	Change in Dollars	%/bps Change
	(In thousands, except for share and per share data)
Interest expense adjusted for Certain Items (Non-GAAP)	$526,752	$508,040	$18,712	3.7%

Other expense (income) (GAAP)	$226,442	$(23,916)	$250,358	NM
Impact of other non-routine gains and losses (6)	(194,459)	—	(194,459)	NM
Other expense (income) adjusted for Certain Items (Non-GAAP)	$31,983	$(23,916)	$55,899	NM

Net earnings (GAAP)	$1,770,124	$1,358,768	$411,356	30.3%
Impact of inventory valuation adjustment (2)	(2,571)	73,224	(75,795)	NM
Impact of restructuring and transformational project costs (3)	62,965	107,475	(44,510)	(41.4)
Impact of acquisition-related costs (4)	115,889	139,173	(23,284)	(16.7)
Impact of bad debt reserve adjustments (5)	(4,425)	(27,999)	23,574	84.2
Impact of loss on extinguishment of debt	—	115,603	(115,603)	NM
Impact of other non-routine gains and losses (6)	194,459	—	194,459	NM
Tax impact of inventory valuation adjustment (7)	647	(18,902)	19,549	NM
Tax impact of restructuring and transformational project costs (7)	(15,847)	(27,743)	11,896	42.9
Tax impact of acquisition-related costs (7)	(29,166)	(35,926)	6,760	18.8
Tax impact of bad debt reserves adjustments (7)	1,114	7,228	(6,114)	(84.6)
Tax impact of loss on extinguishment of debt (7)	—	(29,841)	29,841	NM
Tax impact of other non-routine gains and losses (7)	(48,941)	—	(48,941)	NM
Impact of adjustments to uncertain tax positions	—	12,000	(12,000)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$2,044,248	$1,673,060	$371,188	22.2%

Diluted earnings per share (GAAP)	$3.47	$2.64	$0.83	31.4%
Impact of inventory valuation adjustment (2)	(0.01)	0.14	(0.15)	NM
Impact of restructuring and transformational project costs (3)	0.12	0.21	(0.09)	(42.9)
Impact of acquisition-related costs (4)	0.23	0.27	(0.04)	(14.8)
Impact of bad debt reserve adjustments (5)	(0.01)	(0.05)	0.04	80.0
Impact of loss on extinguishment of debt	—	0.22	(0.22)	NM
Impact of other non-routine gains and losses (6)	0.38	—	0.38	NM
Tax impact of inventory valuation adjustment (7)	—	(0.04)	0.04	NM
Tax impact of restructuring and transformational project costs (7)	(0.03)	(0.05)	0.02	40.0
Tax impact of acquisition-related costs (7)	(0.06)	(0.07)	0.01	14.3
Tax impact of bad debt reserves adjustments (7)	—	0.01	(0.01)	NM
Tax impact of loss on extinguishment of debt (7)	—	(0.06)	0.06	NM
Tax impact of other non-routine gains and losses (7)	(0.10)	—	(0.10)	NM
Impact of adjustments to uncertain tax positions	—	0.02	(0.02)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (8)	$4.01	$3.25	$0.76	23.4%

Diluted shares outstanding	509,719,756	514,005,827

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory. Fiscal 2022 represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(3)
Fiscal 2023 includes $20 million related to restructuring and severance charges and $43 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2022 includes $59 million related to restructuring and severance charges and $49 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(4)
Fiscal 2023 includes $105 million of intangible amortization expense and $10 million in acquisition and due diligence costs. Fiscal 2022 includes $106 million of intangible amortization expense and $33 million in acquisition and due diligence costs.

(5)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(6)
Fiscal 2023 primarily includes a pension settlement charge of $315 million that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer and $122 million in income from a litigation financing agreement.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented (dollars in thousands):

	2023	2022	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Sales (GAAP)	$53,682,894	$48,520,562	$5,162,332	10.6%
Gross profit (GAAP)	10,359,003	9,196,133	1,162,870	12.6%
Gross margin (GAAP)	19.30%	18.95%		35 bps

Operating expenses (GAAP)	$6,772,427	$6,015,428	$756,999	12.6%
Impact of restructuring and transformational project costs	(817)	(1,162)	345	29.7
Impact of acquisition-related costs (1)	(46,042)	(36,207)	(9,835)	(27.2)
Impact of bad debt reserve adjustments (2)	4,170	20,765	(16,595)	(79.9)
Operating expenses adjusted for Certain Items (Non-GAAP)	$6,729,738	$5,998,824	$730,914	12.2%

Operating income (GAAP)	$3,586,576	$3,180,705	$405,871	12.8%
Impact of restructuring and transformational project costs	817	1,162	(345)	(29.7)
Impact of acquisition-related costs (1)	46,042	36,207	9,835	27.2
Impact of bad debt reserve adjustments (2)	(4,170)	(20,765)	16,595	79.9
Operating income adjusted for Certain Items (Non-GAAP)	$3,629,265	$3,197,309	$431,956	13.5%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$13,559,610	$11,787,449	$1,772,161	15.0%
Impact of currency fluctuations (3)	892,296	—	892,296	7.6
Comparable sales using a constant currency basis (Non-GAAP)	$14,451,906	$11,787,449	$2,664,457	22.6%

Gross profit (GAAP)	$2,640,860	$2,377,093	$263,767	11.1%
Impact of currency fluctuations (3)	182,803	—	182,803	7.7
Comparable gross profit using a constant currency basis (Non-GAAP)	$2,823,663	$2,377,093	$446,570	18.8%

Gross margin (GAAP)	19.48%	20.17%		-69 bps
Impact of currency fluctuations (3)	0.06	—		6 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.54%	20.17%		-63 bps

Operating expenses (GAAP)	$2,327,411	$2,277,060	$50,351	2.2%
Impact of restructuring and transformational project costs (4)	(19,018)	(57,683)	38,665	67.0
Impact of acquisition-related costs (5)	(65,511)	(78,062)	12,551	16.1
Impact of bad debt reserve adjustments (2)	255	7,236	(6,981)	(96.5)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,243,137	2,148,551	94,586	4.4
Impact of currency fluctuations (3)	166,356	—	166,356	7.7
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,409,493	$2,148,551	$260,942	12.1%

Operating income (GAAP)	$313,449	$100,033	$213,416	NM
Impact of restructuring and transformational project costs (4)	19,018	57,683	(38,665)	(67.0)
Impact of acquisition-related costs (5)	65,511	78,062	(12,551)	(16.1)
Impact of bad debt reserve adjustments (2)	(255)	(7,236)	6,981	96.5
Operating income adjusted for Certain Items (Non-GAAP)	397,723	228,542	169,181	74.0
Impact of currency fluctuations (3)	16,447	—	16,447	7.2
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$414,170	$228,542	$185,628	81.2%

SYGMA
Sales (GAAP)	$7,843,111	$7,245,824	$597,287	8.2%

	2023	2022	Change in Dollars	%/bps Change
Gross profit (GAAP)	631,135	576,280	54,855	9.5%
Gross margin (GAAP)	8.05%	7.95%		10 bps

Operating expenses (GAAP)	$574,609	$579,404	$(4,795)	(0.8)%
Operating income (loss) (GAAP)	56,526	(3,124)	59,650	NM

OTHER
Sales (GAAP)	$1,239,060	$1,082,311	$156,749	14.5%
Gross profit (GAAP)	326,315	248,125	78,190	31.5%
Gross margin (GAAP)	26.34%	22.93%		341 bps

Operating expenses (GAAP)	$269,438	$230,733	$38,705	16.8%
Impact of bad debt reserve adjustments (2)	—	(2)	2	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$269,438	$230,731	$38,707	16.8%

Operating income (GAAP)	$56,877	$17,392	$39,485	NM
Impact of bad debt reserve adjustments (2)	—	2	(2)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$56,877	$17,394	$39,483	NM

GLOBAL SUPPORT CENTER
Gross loss (GAAP)	$(2,316)	$(77,107)	$74,791	97.0%
Impact of inventory valuation adjustment (6)	(2,571)	73,224	(75,795)	NM
Gross loss adjusted for Certain Items (Non-GAAP)	$(4,887)	$(3,883)	$(1,004)	(25.9)%

Operating expenses (GAAP)	$972,563	$871,399	$101,164	11.6%
Impact of restructuring and transformational project costs (7)	(43,130)	(48,630)	5,500	11.3
Impact of acquisition-related costs (8)	(4,336)	(24,904)	20,568	82.6
Operating expenses adjusted for Certain Items (Non-GAAP)	$925,097	$797,865	$127,232	15.9%

Operating loss (GAAP)	$(974,879)	$(948,506)	$(26,373)	(2.8)%
Impact of inventory valuation adjustment (6)	(2,571)	73,224	(75,795)	NM
Impact of restructuring and transformational project costs (7)	43,130	48,630	(5,500)	(11.3)
Impact of acquisition-related costs (8)	4,336	24,904	(20,568)	(82.6)
Operating loss adjusted for Certain Items (Non-GAAP)	$(929,984)	$(801,748)	$(128,236)	(16.0)%

(1)	Fiscal 2023 and fiscal 2022 include intangible amortization expense and acquisition costs.
(2)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and severance costs, primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory. Fiscal 2022 represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
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

	2023	2022	Change in Dollars	% Change
Net earnings (GAAP)	$1,770,124	$1,358,768	$411,356	30.3%
Interest (GAAP)	526,752	623,643	(96,891)	(15.5)
Income taxes (GAAP)	515,231	388,005	127,226	32.8
Depreciation and amortization (GAAP)	775,604	772,881	2,723	0.4
EBITDA (Non-GAAP)	$3,587,711	$3,143,297	$444,414	14.1%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$(2,571)	$73,224	$(75,795)	NM
Impact of restructuring and transformational project costs (2)	61,009	106,091	(45,082)	(42.5)
Impact of acquisition-related costs (3)	10,393	32,738	(22,345)	(68.3)
Impact of bad debt reserve adjustments (4)	(4,425)	(27,999)	23,574	84.2
Impact of other non-routine gains and losses (5)	194,459	—	194,459	NM
EBITDA adjusted for Certain Items (Non-GAAP)(6)	$3,846,576	$3,327,351	$519,225	15.6%

(1)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory. Fiscal 2022 represents a write-down of COVID-related personal protection equipment inventory due to the reduction in the net realizable value of inventory.
(2)
Fiscal 2023 and fiscal 2022 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy and exclude charges related to accelerated depreciation.

(3)	Fiscal 2023 and fiscal 2022 include acquisition and due diligence costs.
(4)	Fiscal 2023 and fiscal 2022 represent the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)
Fiscal 2023 primarily includes a pension settlement charge of $315 million that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer and $122 million in income from a litigation financing agreement.

(6)	In arriving at adjusted EBITDA, Sysco does not exclude interest income of $24 million and $7 million or non-cash stock compensation expense of $95 million and $122 million for fiscal 2023 and fiscal 2022, respectively.
NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from fiscal 2023 to fiscal 2022:
•Cash flows from operations were $2.9 billion in fiscal 2023, compared to $1.8 billion in fiscal 2022;
•Net capital expenditures totaled $751.2 million in fiscal 2023, compared to $608.7 million in fiscal 2022;
•Free cash flow was $2.1 billion in fiscal 2023, compared to $1.2 billion in fiscal 2022 (see “Cash Flows – Free Cash Flow – Non-GAAP Reconciliation” below for an explanation of this non-GAAP financial measure);
•Cash used for acquisition of businesses was $37.4 million in fiscal 2023, compared to $1.3 billion in fiscal 2022;
•Dividends paid were $996.0 million in fiscal 2023, compared to $958.9 million in fiscal 2022;
•Cash paid for treasury stock repurchases was $500.1 million in fiscal 2023, compared to $499.8 million in fiscal 2022;
•We repaid senior notes in the amount of $549.3 million in fiscal 2023; and
•There were no commercial paper amounts outstanding as of the end of fiscal 2023 and fiscal 2022.

As of July 1, 2023, there were no borrowings outstanding under our long-term revolving credit facility and the company had approximately $3.7 billion in cash and available liquidity. As of August 8, 2023, the company had approximately $3.1 billion in cash and available liquidity.

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

As of July 1, 2023, we had $745.2 million in cash and cash equivalents, approximately 83% of which was held by our international subsidiaries and generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries. When interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive) must maintain a sufficient level of liquidity to fund future reserve payments. As of July 1, 2023, the Captive held $120.7 million of fixed income marketable securities and $220.8 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $16.2 million in marketable securities in fiscal 2023 and received $11.6 million in proceeds from the sale of marketable securities in the period.

Cash Requirements

The Company’s cash requirements within the next twelve months include accounts payable and accrued liabilities, current maturities of long-term debt, other current liabilities, purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through a combination of cash from operations and access to capital from financial markets.

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

•Purchase and Other Obligations – Purchase obligations include agreements for purchases of product in the normal course of business for which all significant terms have been confirmed, including minimum quantities resulting from our category management process. Such amounts are based on estimates. Purchase obligations also include amounts committed with various third-party service providers to provide information technology services for periods up to fiscal 2029. See discussion under Note 20, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

•Other Liabilities – These include other long-term liabilities reflected in our consolidated balance sheets as of July 1, 2023, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities which have some inherent uncertainty in the timing of these payments.

•Contingent Consideration – Certain acquisitions involve contingent consideration typically payable only if certain operating results are attained or certain outstanding contingencies are resolved. See Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8 for aggregate contingent consideration amounts outstanding as of July 1, 2023.

We believe the following sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months while maintaining sufficient liquidity for normal operating purposes:

•our cash flows from operations;
•the availability of additional capital under our existing commercial paper programs, supported by our revolving credit facility; and
•our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the SEC.

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets if necessary.

Cash Flows

Operating Activities

We generated $2.9 billion in cash flows from operations in fiscal 2023, compared to cash flows from operations of $1.8 billion in fiscal 2022. In fiscal 2023, these amounts included year-over-year favorable comparisons on working capital of $772.1 million due to a favorable comparison on accounts receivable and inventory of $700.5 million and $686.4 million, respectively, partially offset by an unfavorable comparison on accounts payable of $614.8 million. Accrued expenses also had an unfavorable comparison of $401.1 million, primarily from accrued payroll. Income taxes positively impacted cash flows from operations by $149.8 million, as estimated payments made were lower than in fiscal 2022 due to overpayments in the prior year.

Investing Activities

Fiscal 2023 and Fiscal 2022 capital expenditures included:

•buildings and building improvements;
•fleet replacements;
•investments in technology; and
•warehouse equipment.

The Company had net cash used by plant and equipment purchases and sales of $751.2 million and financed $311.2 million of non-cash capital expenditures for the year ended July 1, 2023.

The following table sets forth the company’s total plant and equipment additions:

	2023	2022
	(In thousands)
Net cash capital expenditures	$751,178	$608,658
Plant and equipment acquired through financing programs	197,096	—
Assets obtained in exchange for finance lease obligations	114,098	191,523
Total net plant and equipment additions	$1,062,372	$800,181

Our capital expenditures in fiscal 2023 were $160.5 million higher than in fiscal 2022, as we made investments to advance our Recipe for Growth strategy. Consistent with fiscal 2023, we expect our capital expenditures in fiscal 2024 to be approximately 1.0% of sales.

During fiscal 2023, we paid $37.4 million, net of cash acquired, for acquisitions. During fiscal 2022, we paid $1.3 billion, net of cash acquired, for acquisitions. These payments decreased in fiscal 2023 compared to fiscal 2022 due to the smaller size of acquisitions during the year.

Free Cash Flow

Our free cash flow for fiscal 2023 increased by $933.8 million, to $2.1 billion, as compared to fiscal 2022, principally as a result of an increase in cash flows from operations, offset by a year-over-year increase in capital expenditures.

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

	2023	2022	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$2,867,602	$1,791,286	$1,076,316	60.1%
Additions to plant and equipment	(793,325)	(632,802)	(160,523)	(25.4)
Proceeds from sales of plant and equipment	42,147	24,144	18,003	74.6
Free Cash Flow (Non-GAAP)	$2,116,424	$1,182,628	$933,796	79.0%
Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $79.2 million and $128.2 million in fiscal 2023 and fiscal 2022, respectively. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have traditionally engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock which will remain available until fully utilized. We repurchased 6,231,071 shares for $500.1 million during fiscal 2023. As of July 1, 2023, we had a remaining authorization of approximately $4.0 billion. We expect to complete approximately $750 million in shares repurchases in fiscal 2024. Depending on the volume of acquisitions completed in fiscal 2024, we could increase share repurchases above this amount. We repurchased 552,463 additional shares for $41.3 million under our authorization through August 8, 2023.

We have made dividend payments to our shareholders in each fiscal year since our company’s inception. Dividends paid in fiscal 2023 were $996.0 million, or $1.96 per share, as compared to $958.9 million, or $1.88 per share, in fiscal 2022. In April 2023, we declared our regular quarterly dividend for the fourth quarter of fiscal 2023 of $0.50 per share, a $0.01 per share increase from the prior quarter, which was paid in July 2023.

In August 2021, we filed a universal shelf registration statement with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 8, 2023, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. Our outstanding borrowings at July 1, 2023, and repayment activity since the end of fiscal 2023 are disclosed within those notes. Updated amounts at August 8, 2023, include:

•No outstanding borrowings from the long-term revolving credit facility supporting our U.S. commercial paper program; and
•$339.0 million outstanding borrowings under our U.S. commercial paper program.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 4.10% for fiscal 2023 and 1.35% for fiscal 2022.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. As of August 8, 2023, Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa1 and a ratings outlook of “stable.” Standard & Poor’s has assigned us an unsecured debt credit rating of BBB and a ratings outlook of “stable.” Fitch Ratings Inc. has assigned us an unsecured debt credit rating of BBB and a ratings outlook of “stable.” A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of August 8, 2023, the company had approximately $3.1 billion in cash and available liquidity.

Our long-term revolving credit facility includes aggregate commitments of the lenders thereunder of $3.0 billion with an option to increase such commitments to $4.0 billion. The facility includes a covenant, among others, requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The revolving credit facility expires on April 29, 2027. As of July 1, 2023, Sysco was in compliance with all of its debt covenants and the company expects to remain in compliance through the next twelve months.

Sysco’s commercial paper dealer agreement includes an issuance allowance for an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. A list of the current guarantors is included in Exhibit 22 to this Form 10-K. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries, as discussed in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. As of July 1, 2023, Sysco had a total of $9.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility.

All subsidiary guarantors are 100% owned by the parent company, all guarantees are full and unconditional, and all guarantees are joint and several. The guarantees rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the respective guarantors.

The assets of Sysco Corporation consist principally of the stock of its subsidiaries. Therefore, the rights of Sysco Corporation and the rights of its creditors to participate in the assets of any subsidiary upon liquidation, recapitalization or otherwise will be subject to the prior claims of that subsidiary’s creditors, except to the extent that claims of Sysco Corporation itself and/or the claims of those creditors themselves may be recognized as creditor claims of the subsidiary. Furthermore, the ability of Sysco Corporation to service its indebtedness and other obligations is dependent upon the earnings and cash flow of its subsidiaries and the distribution or other payment to it of such earnings or cash flow. If any of Sysco Corporation’s subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on its assets. Sysco Corporation’s rights and the rights of its creditors, including the rights of a holder of senior notes as an owner of debt securities, will be subject to that prior claim unless Sysco Corporation or such noteholder, if such noteholder’s debt securities are guaranteed by such subsidiary, also is a direct creditor of that subsidiary.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Jul. 1, 2023
(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$321,476
Current assets	5,149,509
Total current assets	$5,470,985
Notes receivable from non-obligor subsidiaries	$108,380
Other noncurrent assets	4,254,145
Total noncurrent assets	$4,362,525

LIABILITIES
Payables due to non-obligor subsidiaries	$71,175
Other current liabilities	2,305,435
Total current liabilities	$2,376,610
Notes payable to non-obligor subsidiaries	$240,874
Long-term debt	9,793,541
Other noncurrent liabilities	1,121,884
Total noncurrent liabilities	$11,156,299

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	2023
(In thousands)
Sales	$47,919,810
Gross profit	8,722,554
Operating income	2,621,532
Interest expense from non-obligor subsidiaries	16,754
Net earnings	1,390,966

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

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to the goodwill and intangible assets, income taxes, company-sponsored pension plans and inventory valuation.

Goodwill and Intangible Assets

We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. We use multiple valuation methods to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we generally use the income method which uses a forecast of the expected future net cash flows associated with each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows and the discount rate selected to measure the risks inherent in the future cash flows. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. More information on our acquisitions can be found in Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8.

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

When using a quantitative test, we arrive at our estimates of fair value using a combination of discounted cash flow and earnings or revenue multiple models. The results from each of these models are then weighted and combined into a single estimate of fair value for each reporting unit. We use a higher weighting for our discounted cash flow valuation compared to the earnings multiple models because the forecasted operating results that serve as a basis for the analysis incorporate management’s outlook and anticipated changes for the businesses consistent with a market participant. The primary assumptions used in these various models include estimated earnings multiples of comparable acquisitions in the industry, including control premiums, earnings or revenue multiples on acquisitions completed by Sysco in the past, future cash flow estimates of the reporting units which are dependent on internal forecasts and projected growth rates, and weighted average cost of capital, along with working capital and capital expenditure requirements. When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units.

Certain reporting units have a greater proportion of goodwill recorded to estimated fair value as compared to the U.S. Broadline, Canada Broadline or SYGMA reporting units. This is primarily due to these businesses having been more recently acquired, and as a result there has been less history of organic growth than in the U.S. Broadline, Canadian Broadline and SYGMA reporting units. As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn. In the annual fiscal 2023 assessment, we concluded that all reporting units have a fair value that exceeded book value by at least 30%, with one exception. Impairment charges would have been applicable for this reporting unit if our estimate of fair value was decreased by approximately 6%, with goodwill of $119.0 million in the aggregate as of July 1, 2023.

The company estimated the fair value of these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusions as of July 1, 2023 for the reporting units are highly sensitive to changes in the assumptions used in the income approach which include forecasted revenues, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is: therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives.

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state as well as foreign jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Certain of our operations have carryforward attributes, such as operating losses. If these operations do not produce sufficient income, it could lead to the recognition of valuation allowances against certain deferred tax assets in the future if losses occur or growth is insufficient beyond our current expectations. This would negatively impact our income tax expense, net earnings, and balance sheet.

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment in estimating the exposures associated with our various filing positions. We believe that the judgments and estimates discussed herein are reasonable; however, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established, or pay amounts in excess of recorded liabilities, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution. During the third quarter of fiscal 2023, Sysco received a Statutory Notice of Deficiency from the Internal Revenue Service, mainly related to foreign tax credits generated in fiscal 2018 from repatriated earnings primarily from our Canadian operations. On April 18, 2023, during the company’s fourth fiscal quarter, the company filed suit in the U.S. Tax Court challenging the validity of certain tax regulations related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act of 2017 (TCJA). The lawsuit seeks to have the court invalidate these regulations, which would affirm the company’s position regarding its foreign tax credits. Sysco previously recorded a benefit of $131.0 million attributable to its interpretation of the TCJA and the Internal Revenue Code. If the company is ultimately unsuccessful in defending its position, it may be required to reverse all, or some portion, of the benefit previously recorded.

Company-Sponsored Pension Plans

Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Our U.S. Retirement Plan is largely frozen and is only open to a small number of employees. Our Supplemental Executive Retirement Plan (SERP) is frozen and is not open to any employees. None of these plans have a significant sensitivity to changes in discount rates specific to our results of operations, but such changes could impact our balance sheet due to a change in our funded status. Due to the low level of active employees in our retirement plans, our assumption for the rate of increase in future compensation is not a critical assumption.

The expected long-term rate of return on plan assets of the U.S. Retirement Plan was 4.50% for the period of July 2022 to October 2022. Due to the settlement that occurred, as discussed in Note 14, “Company-Sponsored Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Item 8, the rate changed to 6.00% from November 2022 to June 2023. The expected long-term rate of return on plan assets was 4.50% for fiscal 2022. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns reflecting a combination of historical performance analysis, the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets, and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the U.S. Retirement Plan is 5.50% for fiscal 2024. A 25 basis point increase (decrease) in the assumed rate of return in the Plan for fiscal 2024 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2024 by approximately $6.0 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the Statement of Financial Position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 1, 2023 was a charge, net of tax, of $839.5 million. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 2, 2022 was a charge, net of tax, of $1.0 billion. The decrease compared to July 2, 2022 is due to a portion of the accumulated other comprehensive loss being recognized in our consolidated results of operations as a result of the purchase of a nonparticipating single premium group annuity contract that transferred a portion of the U.S. Retirement Plan’s pension obligations related to certain pension benefits over to an insurer.

Inventory Valuation

Inventories consisting primarily of finished goods include food and related products and lodging products held for sale. Inventories are valued at the lower of cost (first-in, first-out method) and net realizable value. Inventory balances are adjusted for slow-moving, excess, and obsolete inventories. Inventory valuation reserves require certain management estimates and judgments which may significantly affect the ending inventory valuation. We estimate our reserves based on the consideration of a variety of factors, including but not limited to, current economic conditions and business trends, seasonal demand, future merchandising strategies and the age of our products.

We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves. We believe that we have sufficient current and historical knowledge to record reasonable estimates, and the risk of inventory obsolescence is largely mitigated because of the speed with which our inventory typically turns. However, these assumptions are inherently uncertain and require estimation and judgment and are subject to change. During fiscal year 2023, the change in our inventory valuation reserve was not material to our results of operations or balance sheet.

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

•our expectations of an improving market over the course of fiscal 2024;
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
•our expectations regarding our fiscal 2024 sales and our rate of sales growth in fiscal 2024 and the three years of our long-range plan;
•our expectations regarding the impact of inflation on sales, gross margin rates and gross profit dollars;
•our expectations regarding gross margins in fiscal 2024;
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
•our expectations regarding our effective tax rate in fiscal 2024;
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
•the risk of negative impacts to our business and our relationships with customers from a cybersecurity incident and/or other technology disruptions;
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

At July 1, 2023, there were no commercial paper issuances outstanding under our U.S. commercial paper program. Total debt as of July 1, 2023 was $10.4 billion, of which approximately 100% was at fixed rates of interest.

At July 2, 2022, there were no commercial paper issuances outstanding under our U.S. commercial paper program. Total debt as of July 2, 2022 was $10.6 billion, of which approximately 95% was at fixed rates of interest, including the impact of our interest rate swap agreements.

The following tables present our interest rate position as of July 1, 2023. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 1, 2023
	Principal Amount by Expected Maturity
	Average Interest Rate
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	(Dollars in thousands)
U.S. Dollar Denominated:
Fixed Rate Debt	$—	$—	$750,000	$1,043,176	$750,000	$7,038,879	$9,582,055	$8,942,071
Average Interest Rate	—%	—%	3.75%	3.46%	3.25%	4.82%	4.47%
Canadian Dollar Denominated:
Fixed Rate Debt	$—	$377,815	$—	$—	$—	$—	$377,815	$365,385
Average Interest Rate	—%	3.65%	—%	—%	—%	—%	3.65%

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our largest currency exposures are with Canadian dollars, British pound sterling and Euro currencies. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The exchange rates used to translate our foreign sales into U.S. dollars negatively affected sales by 1.3% in fiscal 2023 when compared to fiscal 2022. The exchange rate used to translate our foreign sales into U.S. dollars negatively affected sales by 0.3% in fiscal 2022 when compared to fiscal 2021. The impact to our operating income, net earnings and earnings per share was not material in fiscal 2023 or fiscal 2022. A 10% unfavorable change in the fiscal 2023 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively affected fiscal 2023 sales by 1.7% and would not have materially affected our operating income, net earnings and earnings per share.

Our investments and loans to foreign operations create additional foreign currency exposure and from time to time, we enter into agreements to hedge foreign currency exchange rate risks and mitigate impact to our consolidated results of operations. In the fourth quarter of fiscal 2023, we extinguished €500 million of Euro notes issued in June 2016 as a hedge of a portion of our net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates were recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). Additionally, we periodically enter into agreements to hedge foreign currency risk associated with changes in spot rates on foreign denominated debt instruments, which are designated as fair value hedges. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of the excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded as a component of Accumulated other comprehensive income and recognized into earnings over the life of the hedged instrument.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. Fuel costs related to outbound deliveries represented approximately 0.6% of sales during fiscal 2023 and 0.5% of sales in fiscal 2022 and fiscal 2021.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of July 1, 2023, we had diesel fuel swaps with a total notional amount of approximately 71 million gallons through September 2025. These swaps are expected to lock in the price of approximately 80% of our bulk fuel purchases for fiscal 2024, or 70% of our total projected fuel purchase needs for fiscal 2024. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $6.1 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our U.S. Retirement Plan holds various investments, including public and private equity, fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored retirement plans at the plans’ fiscal year end (December 31, 2022) would not have a material impact on our anticipated future contributions for fiscal 2024; however, such an unfavorable change would increase our pension expense for fiscal 2024 by $23.4 million and would reduce our shareholders’ equity on our balance sheet as of July 1, 2023 by $264.1 million.

Item 8.  Financial Statements and Supplementary Data

SYSCO CORPORATION AND SUBSIDIARIES

All schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sysco Corporation (Sysco) is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Sysco’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of July 1, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of July 1, 2023, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of July 1, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Sysco Corporation and its Consolidated Subsidiaries’ internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sysco Corporation and its Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 1, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated August 24, 2023, expressed an unqualified opinion thereon.

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
August 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysco Corporation and its Consolidated Subsidiaries (the Company) as of July 1, 2023 and July 2, 2022, the related consolidated results of operations, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended July 1, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 1, 2023 and July 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 24, 2023 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At July 1, 2023, the Company’s goodwill was $4.6 billion. As discussed in Note 1 of the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually unless there are indications of impairment at other points throughout the fiscal year.

Auditing management’s impairment tests for goodwill is complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates of two reporting units were more sensitive to changes in significant assumptions including changes in projected cash flows and weighted average cost of capital. These assumptions are sensitive to and affected by expected future market or economic conditions and company-specific qualitative factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. We also tested controls over management’s review of the data used in their valuation models.

To test the estimated fair value of the two reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared projected cash flows to the Company’s historical cash flows and other available industry information. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the weighted average cost of capital. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
August 24, 2023

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Jul. 1, 2023	Jul. 2, 2022
ASSETS
Current assets
Cash and cash equivalents	$745,201	$867,086
Accounts receivable, less allowances of $45,599 and $70,790	5,091,970	4,838,912
Inventories	4,480,812	4,437,498
Prepaid expenses and other current assets	284,566	303,789
Income tax receivable	5,815	35,934
Total current assets	10,608,364	10,483,219
Plant and equipment at cost, less accumulated depreciation	4,915,049	4,456,420
Other long-term assets
Goodwill	4,645,754	4,542,315
Intangibles, less amortization	859,530	952,683
Deferred income taxes	420,450	377,604
Operating lease right-of-use assets, net	731,766	723,297
Other assets	640,232	550,150
Total other long-term assets	7,297,732	7,146,049
Total assets	$22,821,145	$22,085,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,025,757	$5,752,958
Accrued expenses	2,251,181	2,270,753
Accrued income taxes	101,894	40,042
Current operating lease liabilities	99,051	105,690
Current maturities of long-term debt	62,550	580,611
Total current liabilities	8,540,433	8,750,054
Long-term liabilities
Long-term debt	10,347,997	10,066,931
Deferred income taxes	302,904	250,171
Long-term operating lease liabilities	656,269	636,417
Other long-term liabilities	931,708	967,907
Total long-term liabilities	12,238,878	11,921,426
Noncontrolling interest	33,212	31,948
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,814,681	1,766,305
Retained earnings	11,310,664	10,539,722
Accumulated other comprehensive loss	(1,252,590)	(1,482,054)
Treasury stock at cost, 260,062,834 and 256,531,543 shares	(10,629,308)	(10,206,888)
Total shareholders’ equity	2,008,622	1,382,260
Total liabilities and shareholders’ equity	$22,821,145	$22,085,688

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except for share and per share data)

	Year Ended
	Jul. 1, 2023	Jul. 2, 2022	Jul. 3, 2021
	(In thousands except for share and per share data)
Sales	$76,324,675	$68,636,146	$51,297,843
Cost of sales	62,369,678	56,315,622	41,941,094
Gross profit	13,954,997	12,320,524	9,356,749
Operating expenses	10,916,448	9,974,024	7,909,561
Operating income	3,038,549	2,346,500	1,447,188
Interest expense	526,752	623,643	880,137
Other expense (income), net (1)	226,442	(23,916)	(17,677)
Earnings before income taxes	2,285,355	1,746,773	584,728
Income taxes	515,231	388,005	60,519
Net earnings	$1,770,124	$1,358,768	$524,209

Net earnings:
Basic earnings per share	$3.49	$2.66	$1.03
Diluted earnings per share	3.47	2.64	1.02

Average shares outstanding	507,362,913	510,630,645	510,696,398
Diluted shares outstanding	509,719,756	514,005,827	513,555,088

(1)
Sysco’s second quarter of fiscal 2023 included a charge for $315.4 million in other expense related to pension settlement charges. See Note 14, “Company-Sponsored Employee Benefit Plans.” Sysco’s fourth quarter of fiscal 2023 included $122.0 million in other income related to a legacy litigation financing agreement. See Note 20, “Commitments and Contingencies.” Gains and losses related to the disposition of fixed assets have been recognized within operating expenses. Prior year amounts have been reclassified to conform to this presentation.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	Jul. 1, 2023	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Net earnings	$1,770,124	$1,358,768	$524,209
Other comprehensive income (loss):
Foreign currency translation adjustment	127,227	(461,425)	362,292
Items presented net of tax:
Amortization of cash flow hedges	8,665	8,624	8,812
Change in net investment hedges	(20,918)	53,930	(24,155)
Change in cash flow hedges	(55,334)	24,312	14,125
Changes in excluded components of fair value hedge	(149)	—	—
Amortization of prior service cost	296	296	548
Amortization of actuarial loss	23,706	59,118	46,695
Pension settlement charge	236,591	—	—
Net actuarial (loss) gain arising in current year	(88,799)	(8,758)	156,480
Change in marketable securities	(1,821)	(9,387)	(2,680)
Total other comprehensive income (loss)	229,464	(333,290)	562,117
Comprehensive income	$1,999,588	$1,025,478	$1,086,326

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
	(In thousands except for share data)
Balance as of June 27, 2020	765,174,900	$765,175	$1,506,901	$10,563,008	$(1,710,881)	256,915,825	$(9,965,590)	$1,158,613
Net earnings				524,209				524,209
Foreign currency translation adjustment					362,292			362,292
Amortization of cash flow hedges, net of tax					8,812			8,812
Change in cash flow hedges, net of tax					14,125			14,125
Change in net investment hedge, net of tax					(24,155)			(24,155)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					47,243			47,243
Pension funded status adjustment, net of tax					156,480			156,480
Change in marketable securities, net of tax					(2,680)			(2,680)
Adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), net of tax				(2,068)				(2,068)
Dividends declared ($1.82 per common share)				(933,443)				(933,443)
Share-based compensation awards			113,094			(3,573,230)	130,374	243,468
Balance as of July 3, 2021	765,174,900	$765,175	$1,619,995	$10,151,706	$(1,148,764)	253,342,595	$(9,835,216)	$1,552,896
Net earnings				1,358,768				1,358,768
Foreign currency translation adjustment					(461,425)			(461,425)
Amortization of cash flow hedges, net of tax					8,624			8,624
Change in cash flow hedges, net of tax					24,312			24,312
Change in net investment hedges, net of tax					53,930			53,930
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					59,414			59,414
Pension funded status adjustment, net of tax					(8,758)			(8,758)
Change in marketable securities, net of tax					(9,387)			(9,387)
Dividends declared ($1.90 per common share)				(970,752)				(970,752)
Treasury stock purchases						6,698,991	(499,839)	(499,839)
Increase in ownership interest in subsidiaries			(304)					(304)
Share-based compensation awards			146,614			(3,510,043)	128,167	274,781
Balance as of July 1, 2022	765,174,900	$765,175	$1,766,305	$10,539,722	$(1,482,054)	256,531,543	$(10,206,888)	$1,382,260
Net earnings				1,770,124				1,770,124
Foreign currency translation adjustment					127,227			127,227
Amortization of cash flow hedges, net of tax					8,665			8,665
Change in cash flow hedges, net of tax					(55,334)			(55,334)
Change in net investment hedges, net of tax					(20,918)			(20,918)
Changes in excluded components of fair value hedge, net of tax					(149)			(149)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					24,002			24,002
Pension settlement charge, net of tax					236,591			236,591
Net actuarial loss arising in current year, net of tax					(88,799)			(88,799)
Change in marketable securities, net of tax					(1,821)			(1,821)
Dividends declared ($1.97 per common share)				(999,182)				(999,182)
Treasury stock purchases						6,231,071	(500,093)	(500,093)
Increase in ownership interest in subsidiaries			(2,077)					(2,077)
Share-based compensation awards			50,453			(2,699,780)	77,673	128,126
Balance as of July 1, 2023	765,174,900	$765,175	$1,814,681	$11,310,664	$(1,252,590)	260,062,834	$(10,629,308)	$2,008,622

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended
	Jul. 1, 2023	Jul. 2, 2022	Jul. 3, 2021
Cash flows from operating activities:
Net earnings	$1,770,124	$1,358,768	$524,209
Adjustments to reconcile net earnings to cash provided by operating activities:
Pension settlement charge	315,354	—	—
Share-based compensation expense	95,660	122,315	95,815
Depreciation and amortization	775,604	772,881	737,916
Operating lease asset amortization	113,073	108,052	113,906
Amortization of debt issuance and other debt-related costs	20,007	22,305	26,115
Deferred income taxes	(16,434)	(64,454)	(157,864)
Provision for losses (gains) on receivables	35,655	(15,494)	(152,740)
Loss on extinguishment of debt	—	115,603	293,897
Loss on sale of business	—	—	22,737
Other non-cash items	(6,907)	(12,692)	(16,502)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(270,639)	(971,170)	(662,345)
Increase in inventories	(22,219)	(708,610)	(551,405)
Decrease (increase) in prepaid expenses and other current assets	2,147	4,805	(32,577)
Increase in accounts payable	195,607	810,451	1,459,222
Increase in accrued expenses	22,368	423,429	167,181
Decrease in operating lease liabilities	(133,754)	(125,741)	(142,351)
Increase (decrease) in accrued income taxes	91,971	(9,775)	118,953
Decrease (increase) in other assets	5,565	(1,082)	18,822
(Decrease) increase in other long-term liabilities	(125,580)	(38,305)	40,853
Net cash provided by operating activities	2,867,602	1,791,286	1,903,842
Cash flows from investing activities:
Additions to plant and equipment	(793,325)	(632,802)	(470,676)
Proceeds from sales of plant and equipment	42,147	24,144	59,147
Acquisition of businesses, net of cash acquired	(37,384)	(1,281,137)	—
Purchase of marketable securities	(16,191)	(19,318)	(53,148)
Proceeds from sales of marketable securities	11,641	16,648	35,979
Other investing activities	8,499	14,259	—
Net cash used for investing activities	(784,613)	(1,878,206)	(428,698)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	—	—	(826,182)
Other debt borrowings including senior notes	248,977	1,248,207	1,484
Other debt repayments including senior notes	(829,828)	(494,585)	(2,003,135)
Redemption premiums and repayments for senior notes	—	(1,395,668)	(999,996)
Cash received from termination of interest rate swap agreements	—	23,127	—
Proceeds from stock option exercises	79,171	128,167	130,374
Stock repurchases	(500,093)	(499,825)	—
Dividends paid	(995,985)	(958,937)	(917,564)
Other financing activities	(58,218)	(37,384)	(13,209)
Net cash used for financing activities	(2,055,976)	(1,986,898)	(4,628,228)
Effect of exchange rates on cash, cash equivalents and restricted cash	7,643	(31,906)	94,614
Net increase (decrease) in cash, cash equivalents and restricted cash	34,656	(2,105,724)	(3,058,470)
Cash, cash equivalents and restricted cash at beginning of period	931,376	3,037,100	6,095,570
Cash, cash equivalents and restricted cash at end of period	$966,032	$931,376	$3,037,100
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$510,730	$498,349	$877,512
Income taxes, net of refunds	444,399	450,148	103,547
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or the “company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.  SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for approximately 725,000 customers from 334 distribution facilities located throughout North America and Europe.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended July 1, 2023 for fiscal 2023, a 52-week year ended July 2, 2022 for fiscal 2022, and a 53-week year ended July 3, 2021 for fiscal 2021. The company will have a 52-week year ending June 29, 2024 for fiscal 2024.

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

The company utilizes arrangements to sell portions of its trade accounts receivable to third-party financial institutions on a non-recourse basis. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold, without recourse, under these arrangements were $4.2 billion and $3.6 billion for the fiscal years ended July 1, 2023 and July 2, 2022, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $86.4 million and $51.0 million at July 1, 2023 and July 2, 2022, respectively. Sysco continues to service the receivables post-transfer on a non-recourse basis with no participating interest.

Inventories

Inventories consisting primarily of finished goods include food and related products and lodging products held for resale. Inventories are valued at the lower of cost (first-in, first-out method) and net realizable value. Elements of costs include the purchase price of the product and freight charges to deliver the product to the company’s warehouses and are net of certain cash received from vendors (see Vendor Consideration).

Inventory balances are adjusted for slow-moving, excess, and obsolete inventories. Inventory valuation reserves are estimated based on the consideration of a variety of factors, including but not limited to, current economic conditions and business trends, seasonal demand, future merchandising strategies and the age of our products.

Plant and Equipment

Capital additions, improvements and major replacements are classified as plant and equipment and are carried at cost. Depreciation is recorded using the straight-line method, which reduces the book value of each asset in equal amounts over its estimated useful life. Depreciation is included within operating expenses in the consolidated results of operations. Maintenance, repairs and minor replacements are charged to earnings when they are incurred. Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

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

For fiscal 2023, the company utilized a qualitative assessment for certain reporting units. For the remaining reporting units, Sysco performed a quantitative test using a combination of the income and market approaches. The evaluation of fair value requires a discounted cash flow analysis using projections, estimates and assumptions as to the future performance of the operations in addition to assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

In the annual fiscal 2023 assessment, all reporting units were concluded to have a fair value that exceeded book value by at least 30%, with the exception of one reporting unit whose fair value exceeded book value by approximately 6%. This reporting unit has goodwill of $119.0 million.

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

Investments in Corporate-Owned Life Insurance

Investments in Corporate-Owned Life Insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. Sysco has the ability and intent to hold certain of its COLI policies to maturity; therefore, the company does not record deferred tax balances related to cash surrender value gains or losses for these policies. The company invests in COLI policies relating to its executive deferred compensation plan and Supplemental Executive Retirement Plan (SERP). The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $160.4 million and $162.3 million at July 1, 2023 and July 2, 2022, respectively.

Treasury Stock

The company records treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (loss) (AOCI).

Revenue Recognition

The company, in accordance with Accounting Standards Codification (ASC) Topic 606, recognizes revenues when the performance obligation is satisfied. This is the point at which control of the promised goods or services are transferred to our customers. Revenues are recorded in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods or services. For the majority of Sysco’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment.

Sales tax collected from customers is not included in revenue, but rather recorded as a liability due to the respective taxing authorities. Shipping and handling costs include costs associated with the selection of products and delivery to customers and are included within operating expenses.

Product Sales Revenues

Sysco generates revenue primarily from the distribution and sale of food and related products to its customers. Substantially all revenue is recognized at the point in time in which the product is delivered to the customer. The company grants certain customers sales incentives, such as rebates or discounts, which are accounted for as variable consideration. The variable consideration is based on amounts known at the time the performance obligation is satisfied and, therefore, requires minimal judgment. The disclosure of disaggregated revenues is presented in Note 3, “Revenue.”

Contract Balances

After completion of Sysco’s performance obligations, the company has an unconditional right to consideration as outlined in its contracts with customers. We extend credit terms to some of our customers based on our assessment of each customer’s creditworthiness. Customer receivables are included in accounts receivable, less allowances in the consolidated balance sheet, were $4.7 billion and $4.6 billion as of July 1, 2023 and July 2, 2022, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of July 1, 2023, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $4.0 billion, $3.9 billion and $3.1 billion in fiscal 2023, 2022 and 2021, respectively.

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

During the vesting period, Sysco reduces share-based compensation expense for estimated forfeitures based on an analysis of historical trends reviewed annually. Sysco’s estimate of forfeitures is applied at the grant level. The estimate of forfeitures is adjusted to the amount to actual forfeitures at the end of each vesting period.

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

Acquisitions

Acquisitions of businesses are accounted for using the acquisition method of accounting. The financial statements include the results of the acquired operations from the respective dates of acquisition.

The purchase price of the acquired entities is preliminarily allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition. Any excess of cost over the fair value of net assets acquired, including intangibles, is recognized as goodwill. During the measurement period, up to twelve months from the date of acquisition, subsequent changes may be made to adjust the preliminary amounts recognized at the acquisition date to their subsequently determined acquisition-date fair values.

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

Sysco has interests in various jointly owned foodservice operations in Mexico and Panama for which it consolidates the results of the operations. The financial position, results of operations and cash flows for these companies have been included in Sysco’s consolidated financial statements. The value of the noncontrolling interest in each entity is considered redeemable due to certain features of the investment agreement and has been presented as mezzanine equity, which is outside of permanent equity, in the consolidated balance sheets. The income attributable to the noncontrolling interest is located within Other expense (income), net, in the consolidated results of operations because this amount is not material. The non-cash add back for the change in the value of the noncontrolling interest is located within Other non-cash items on the consolidated cash flows.

Supplemental Cash Flow Information

Within the Consolidated Statement of Cash Flows, certain items have been grouped as other financing activities. These primarily include cash paid for shares withheld to cover taxes from share-based compensation and debt issuance costs.

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the consolidated balance sheets:

	Jul. 1, 2023	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Cash and cash equivalents	$745,201	$867,086	$3,007,123
Restricted cash (1)	220,831	64,290	29,977
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$966,032	$931,376	$3,037,100

(1)	Restricted cash primarily represents cash and cash equivalents of the Captive which is restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.
The following table sets forth the company’s non-cash investing and financing activities:

	Jul. 1, 2023	Jul. 2, 2022	Jul. 3, 2021
	(In thousands)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$197,096	$—	$—
Assets obtained in exchange for finance lease obligations	114,098	191,523	8,687

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

Sysco completed its assessment of the disclosures required under ASC 832 and adopted the standard in fiscal 2023 on a prospective basis. The implementation of the accounting standard did not have a material impact on the company’s financial statements and related disclosures.

Liabilities – Supplier Financing Programs

In September 2022, the FASB issued Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs, Subtopic 405-50, that requires entities to disclose in the annual financial statements the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with information about their obligations under these programs, including a roll forward of those obligations. Additionally, the guidance requires disclosure of the outstanding amount of the obligations as of the end of each interim period. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.

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

3. REVENUE

Disaggregation of Sales

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	Year Ended Jul. 1, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$10,441,202	$2,948,620	$960,196	$1,884	$14,351,902
Fresh and frozen meats	9,772,806	1,857,117	1,860,205	—	13,490,128
Frozen fruits, vegetables, bakery and other	7,661,858	2,395,698	1,306,747	149	11,364,452
Dairy products	6,022,085	1,536,936	650,432	—	8,209,453
Poultry	5,500,970	1,153,687	1,097,016	—	7,751,673
Fresh produce	5,366,527	1,042,450	272,279	—	6,681,256
Paper and disposables	3,999,166	551,117	832,750	59,374	5,442,407
Seafood	2,380,099	464,787	178,085	—	3,022,971
Beverage products	1,307,956	584,685	573,486	91,875	2,558,002
Other (1)	1,230,225	1,024,513	111,915	1,085,778	3,452,431
Total Sales	$53,682,894	$13,559,610	$7,843,111	$1,239,060	$76,324,675

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	Year Ended Jul. 2, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$9,640,877	$1,661,884	$1,966,644	$9	$13,269,414
Canned and dry products	8,810,968	2,406,899	733,832	10,577	11,962,276
Frozen fruits, vegetables, bakery and other	6,355,698	2,138,534	1,154,571	—	9,648,803
Poultry	5,718,662	994,648	976,863	—	7,690,173
Dairy products	4,919,936	1,257,021	582,749	—	6,759,706
Fresh produce	4,538,732	911,617	260,580	—	5,710,929
Paper and disposables	3,730,642	492,700	777,890	83,989	5,085,221
Seafood	2,599,281	458,939	156,430	—	3,214,650
Beverage products	1,073,033	473,923	528,883	82,957	2,158,796
Other (1)	1,132,733	991,284	107,382	904,779	3,136,178
Total Sales	$48,520,562	$11,787,449	$7,245,824	$1,082,311	$68,636,146

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	Year Ended Jul. 3, 2021
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Fresh and frozen meats	$7,002,257	$1,147,809	$1,782,229	$—	$9,932,295
Canned and dry products	6,354,670	1,625,573	166,870	116	8,147,229
Frozen fruits, vegetables, bakery and other	4,771,288	1,618,027	1,126,020	—	7,515,335
Poultry	3,901,642	728,584	919,578	—	5,549,804
Dairy products	3,561,080	895,330	600,903	—	5,057,313
Paper and disposables	3,072,552	391,616	772,330	49,291	4,285,789
Fresh produce	3,077,074	637,376	284,092	—	3,998,542
Seafood	2,140,684	311,710	129,406	—	2,581,800
Beverage products	795,192	310,534	609,687	51,395	1,766,808
Other (1)	1,048,404	684,079	107,486	622,959	2,462,928
Total Sales	$35,724,843	$8,350,638	$6,498,601	$723,761	$51,297,843

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

4.  ACQUISITIONS

During fiscal 2023, the company paid cash of $37.4 million for several acquisitions. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of July 1, 2023, aggregate contingent consideration outstanding was $57.6 million, of which $55.1 million was recorded as earnout liabilities. All earnout liabilities are measured using unobservable inputs (primarily forecasted future revenue streams for the acquisition) that are considered a Level 3 fair value measurement.

Greco and Sons

On August 12, 2021, Sysco consummated its acquisition of Greco and Sons (Greco), a leading independent Italian specialty distributor in the United States, operating out of 10 distribution centers. Greco imports and distributes a full line of food and non-food products and manufactures specialty meat products. The acquisition also included Bellissimo Foods Company which distributes a broad selection of Italian and Mediterranean ingredients, including a proprietary branded line of products that are sold exclusively through the Bellissimo Foods Company distribution network, serving independent pizza and Italian restaurants. The purpose of the acquisition was to strengthen Sysco’s business within the Italian foodservice sector.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value:
•Cash deposits included in cash equivalents are valued at amortized cost which approximates fair value. These are included within cash equivalents as a Level 1 measurement in the tables below.
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
•Cross-currency swaps are valued using a swap valuation model that utilizes an income approach applying observable markets inputs, including LIBOR swap rates for United States dollars and Mexican pesos.
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

The following tables present the company’s assets measured at fair value on a recurring basis as of July 1, 2023 and July 2, 2022:

	Assets and Liabilities Measured at Fair Value as of Jul. 1, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$308,952	$10,021	$—	$318,973
Other assets (1)	220,831	—	—	220,831
Total assets at fair value	$529,783	$10,021	$—	$539,804

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Jul. 2, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$625,281	$10,007	$—	$635,288
Other assets (1)	64,290	—	—	64,290
Total assets at fair value	$689,571	$10,007	$—	$699,578

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $9.8 billion and $10.5 billion as of July 1, 2023 and July 2, 2022, respectively. The carrying value of total debt was $10.4 billion and $10.6 billion as of July 1, 2023 and July 2, 2022, respectively.

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

Sysco estimates lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position by assessing credit indicators, including credit ratings, for the applicable securities. If the assessment indicates that an expected credit loss exists, the company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the consolidated results of operations. Unrealized gains and losses on marketable securities are recorded in Accumulated other comprehensive loss. The following table presents the company’s available-for-sale marketable securities as of July 1, 2023 and July 2, 2022:

	Jul. 1, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$99,501	$96	$(6,777)	$92,820	$12,767	$80,053
Government bonds	29,777	—	(1,913)	27,864	—	27,864
Total marketable securities	$129,278	$96	$(8,690)	$120,684	$12,767	$107,917

	Jul. 2, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$96,167	$8	$(5,995)	$90,180	$5,983	$84,197
Government bonds	30,070	—	(302)	29,768	—	29,768
Total marketable securities	$126,237	$8	$(6,297)	$119,948	$5,983	$113,965

As of July 1, 2023, the balance of available-for-sale securities by contractual maturity is shown in the following table on a fiscal year basis. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Jul. 1, 2023
(In thousands)
Due in one year or less	$12,767
Due after one year through five years	63,457
Due after five years through ten years	44,460
Total	$120,684

There were no significant realized gains or losses in marketable securities during fiscal 2023, 2022, and 2021.

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

A summary of the activity in the allowance for credit losses on trade receivables appears below:

	2023	2022	2021
	(In thousands)
Balance at beginning of period	$70,790	$117,695	$334,810
Adjustments to costs and expenses	35,655	(15,494)	(152,740)
Customer accounts written off, net of recoveries	(61,964)	(23,823)	(45,230)
Other adjustments	1,118	(7,588)	(19,145)
Balance at end of period	$45,599	$70,790	$117,695

In fiscal 2020, the company experienced an increase in past due trade receivables and recognized additional bad debt charges because of closures among customers stemming from the onset of the COVID-19 pandemic. In fiscal 2021 and 2022, conditions improved and the company’s results reflect a benefit on the reduction of its allowance for these receivable balances, as the company made progress on obtaining payments from its customers.

8.  PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jul. 1, 2023	Jul. 2, 2022	Estimated Useful Lives
	(In thousands)
Plant and equipment at cost:
Land	$493,051	$489,556
Buildings and improvements	5,768,715	5,335,446	10-30 years
Fleet and equipment	4,215,364	3,886,923	3-10 years
Computer hardware and software	1,587,229	1,499,514	3-5 years
Total plant and equipment at cost	12,064,359	11,211,439
Accumulated depreciation	(7,149,310)	(6,755,019)
Total plant and equipment, net	$4,915,049	$4,456,420

Depreciation expense, including amortization of capital leases, was $649.8 million in 2023, $640.7 million in 2022 and $635.0 million in 2021.

9.  GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment for the years presented are as follows:

	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Carrying amount as of July 3, 2021	$1,353,604	$2,369,773	$32,607	$188,155	$3,944,139
Goodwill acquired during year	851,899	9,227	—	—	861,126
Currency translation/other	6,012	(268,797)	—	(165)	(262,950)
Carrying amount as of July 2, 2022	$2,211,515	$2,110,203	$32,607	$187,990	$4,542,315
Goodwill acquired during year	38,827	—	—	—	38,827
Currency translation/other	(2,941)	67,587	—	(34)	64,612
Carrying amount as of July 1, 2023	$2,247,401	$2,177,790	$32,607	$187,956	$4,645,754

Amortizable intangible assets acquired during fiscal 2023 were $15.2 million, with a weighted-average amortization period of 6.2 years. Amortizable intangible assets acquired during fiscal 2023 by category were customer relationships and non-compete arrangements of $10.1 million and $5.1 million, respectively, with a weighted-average amortization period of 7.0 years and 4.6 years, respectively.

Fully amortized intangible assets have been removed in the period fully amortized in the table below which presents the company’s amortizable intangible assets in total by category as follows:

	Jul. 1, 2023			Jul. 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$1,284,045	$(684,815)	$599,230	$1,280,809	$(594,691)	$686,118
Non-compete agreements	26,010	(14,966)	11,044	22,147	(10,943)	11,204
Trademarks	146,986	(26,037)	120,949	148,151	(17,175)	130,976
Total amortizable intangible assets	$1,457,041	$(725,818)	$731,223	$1,451,107	$(622,809)	$828,298

The table below presents the company’s indefinite-lived intangible assets by category as follows:

	Jul. 1, 2023	Jul. 2, 2022
	(In thousands)
Trademarks	$127,341	$123,419
Licenses	966	966
Total indefinite-lived intangible assets	$128,307	$124,385

Amortization expense for 2023, 2022 and 2021 was $126.3 million, $132.9 million and $103.5 million, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of July 1, 2023 is shown below:

Amount
(In thousands)
2024	$126,173
2025	117,551
2026	74,241
2027	66,383
2028	63,116

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

Additionally, Sysco has a cross-currency swap designated as a fair value hedge for the purpose of hedging foreign currency risk associated with changes in spot rates on foreign denominated debt instruments. Sysco has elected to exclude the change in fair value of the forward points from the assessment of hedge effectiveness. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of the excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded as a component of accumulated other comprehensive income and recognized into earnings over the life of the hedged instrument. Except for the excluded components, changes in the fair value of the derivative instrument designated as a fair value hedge are offset against changes in fair value of the hedged assets or liabilities through earnings.

The company had used euro-bond denominated debt to hedge the foreign currency exposure of our net investment in certain foreign operations; however, this debt instrument matured in June 2023.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of July 1, 2023 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of foreign currency risk
Various (July 2023 to August 2023)	Swedish Krona	140
Various (July 2023 to October 2023)	British Pound Sterling	15
May 2024	Mexican Peso	439

Hedging of fuel risk
Various (July 2023 to September 2025)	Gallons	71

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of July 1, 2023 and July 2, 2022 are as follows:

		Derivative Fair Value
	Balance Sheet location	Jul. 1, 2023	Jul. 2, 2022
		(In thousands)
Fair Value Hedges:
Cross currency swap	Other current liabilities	$1,262	$—
Interest rate swaps	Other current liabilities	—	2,820

Cash Flow Hedges:
Fuel swaps	Other current assets	$102	$47,170
Foreign currency forwards	Other current assets	624	633
Fuel swaps	Other assets	40	—
Fuel swaps	Other current liabilities	17,932	—
Foreign currency forwards	Other current liabilities	404	—
Fuel swaps	Other long-term liabilities	5,637	209

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	Jul. 1, 2023	Jul. 2, 2022
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$753,194	$623,643
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(10,410)	$30,268
Derivatives designated as hedging instruments	(4,489)	(56,543)
Cross currency swap:
Hedged items	$1,063	$—
Derivatives designated as hedging instruments	(1,063)	—

The (gains) losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	Jul. 1, 2023	Jul. 2, 2022
	(In thousands)
Interest expense	$(7,590)	$(15,769)
Increase (decrease) in fair value of debt	1,757	(46,037)
Hedged items	$(9,347)	$30,268

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the fiscal years ended July 1, 2023 and July 2, 2022, presented on a pretax basis, are as follows:

	2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(70,842)	Operating expense	$29,028
Foreign currency contracts	(428)	Cost of sales / Other income	—
Total	$(71,270)		$29,028

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(27,902)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(199)	Other expense (income)	$—

	2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$30,514	Operating expense	$51,941
Foreign currency contracts	621	Cost of sales / Other income	—
Total	$31,135		$51,941

Derivatives in net investment hedging relationships:
Foreign denominated debt	$71,906	N/A	$—

The carrying amount of hedged liabilities in the consolidated balance sheet as of July 1, 2023 is zero.

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of July 2, 2022 are as follows:

	Jul. 2, 2022
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Current maturities of long-term debt	$(568,601)	$2,820

11.  SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2023	2022	2021
	(In thousands)
Balance at beginning of period	$397,375	$359,120	$329,648
Charged to costs and expenses	707,362	552,019	494,328
Payments	(619,331)	(513,764)	(464,856)
Balance at end of period	$485,406	$397,375	$359,120

The long-term portion of the self-insured liability balance was $314.5 million and $253.8 million as of July 1, 2023, and July 2, 2022, respectively.

12.  DEBT AND OTHER FINANCING ARRANGEMENTS

	Jul. 1, 2023	Jul. 2, 2022
	(In thousands)
Senior notes, interest at 1.25%, maturing in fiscal 2023 (1)(2)	$—	$517,790
Senior notes, interest at 3.65%, maturing in fiscal 2025 (1)	377,107	385,768
Senior notes, interest at 3.75%, maturing in fiscal 2026 (1)(2)	749,025	748,595
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)(2)	996,840	995,864
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)(3)	43,174	43,174
Senior notes, interest at 3.25%, maturing in fiscal 2028 (1)(2)	746,431	745,617
Debentures, interest at 6.50%, maturing in fiscal 2029 (2)	155,032	154,957
Senior notes, interest at 2.40%, maturing in fiscal 2030 (1)(2)	496,650	496,184
Senior notes, interest at 5.95%, maturing in fiscal 2030 (1)(2)	993,434	992,617
Senior notes, interest at 2.45%, maturing in fiscal 2032 (1)(2)	445,769	445,316
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)(2)	382,572	382,446
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)(2)	199,472	199,280
Senior notes, interest at 6.60%, maturing in fiscal 2040 (1)(2)	349,957	349,757
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)(2)	496,491	496,334
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)(2)	494,740	494,602
Senior notes, interest at 4.45%, maturing in fiscal 2048 (1)(2)	493,126	492,966
Senior notes, interest at 3.30%, maturing in fiscal 2050 (1)(2)	494,811	494,681
Senior notes, interest at 6.60%, maturing in fiscal 2050 (1)(2)	1,176,902	1,176,653
Senior notes, interest at 3.15%, maturing in fiscal 2052 (1)(2)	787,367	787,081
Plant and equipment financing programs, finance leases, notes payable, and other debt, interest averaging 4.49% and maturing at various dates to fiscal 2052 as of July 1, 2023, and 3.52% and maturing at various dates to fiscal 2052 as of July 2, 2022	531,647	247,860
Total debt	10,410,547	10,647,542
Less current maturities of long-term debt	(62,550)	(580,611)
Net long-term debt	$10,347,997	$10,066,931

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

As of July 1, 2023, the principal and interest payments required to be made during the next five fiscal years on Sysco’s senior notes and debentures are shown below:

	Principal	Interest (1)
	(In thousands)
2024	$—	$441,841
2025	377,815	441,841
2026	750,000	414,011
2027	1,043,176	383,449
2028	750,000	351,670

(1)	Includes payments on floating rate debt based on rates as of July 1, 2023, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. The facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The facility expires on April 29, 2027. As of July 1, 2023, there were no borrowings outstanding under this facility.

Sysco has a U.S commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of July 1, 2023, there were no commercial paper issuances outstanding under this program.

In June 2023, Sysco repaid 1.25% senior notes totaling $549.3 million at maturity using cash flow from operations.

As of July 1, 2023 and July 2, 2022, letters of credit outstanding were $268.4 million and $202.9 million, respectively.

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

The lease term is defined as the noncancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the company will exercise one of these options. Leases with an initial term of twelve months or less are not recorded in Sysco’s consolidated balance sheets, and the company recognizes expense for these leases on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred. For leases in which the lease and non-lease components have been combined, the variable lease expense includes expenses such as common area maintenance, utilities, and repairs and maintenance. Sysco’s leases do not contain significant residual value guarantees and do not impose significant restrictions or covenants.

The following table presents the location of the finance lease ROU assets and lease liabilities in the company’s consolidated balance Sheets at July 1, 2023 and July 2, 2022:

	Consolidated Balance Sheet Location	Jul. 1, 2023	Jul. 2, 2022
		(In thousands)
Finance lease right-of-use assets	Plant and equipment at cost, less accumulated depreciation	$285,192	$222,372
Current finance lease liabilities	Current maturities of long-term debt	37,929	39,121
Long-term finance lease liabilities	Long-term debt	259,887	187,225

The following table presents lease costs for each of the presented periods ended July 1, 2023 and July 2, 2022:

	Consolidated Results of Operations Location	Jul. 1, 2023	Jul. 2, 2022
		(In thousands)
Operating lease cost	Operating expenses	$139,428	$126,743
Financing lease cost:
Amortization of right-of-use assets	Operating expenses	49,890	41,606
Interest on lease obligations	Interest expense	10,914	6,506
Variable lease cost	Operating expenses	73,524	44,734
Short-term lease cost	Operating expenses	54,618	31,659
Net lease cost		$328,374	$251,248

Future minimum lease obligations under existing noncancelable operating and finance lease agreements by fiscal year as of July 1, 2023 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2024	$124,221	$48,814
2025	115,526	42,181
2026	104,559	34,574
2027	101,040	28,377
2028	77,816	20,072
Thereafter	403,012	233,973
Total undiscounted lease obligations	926,174	407,991
Less imputed interest	(170,854)	(110,175)
Present value of lease obligations	$755,320	$297,816

The Company has entered into operating lease agreements that have not yet commenced as of July 1, 2023 with legally binding minimum lease payments of $288.5 million. The leases are expected to commence during the next two fiscal years.

Other information related to lease agreements was as follows:

	Jul. 1, 2023	Jul. 2, 2022
Cash Paid For Amounts Included In Measurement of Liabilities:	(Dollars in thousands)
Operating cash flows for operating leases	$133,754	$125,741
Operating cash flows for financing leases	10,914	6,506
Financing cash flows for financing leases	44,422	40,238

Supplemental Non-cash Information on Lease Liabilities:
Assets obtained in exchange for operating lease obligations	$105,289	$156,505
Assets obtained in exchange for finance lease obligations	114,098	191,523
Operating lease asset adjustments, including renewals and remeasurements	13,271	22,087
Operating lease liability adjustments, including renewals and remeasurements	17,173	13,045

Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	10.36 years	11.04 years
Financing leases	14.94 years	14.65 years
Weighted-average discount rate:
Operating leases	3.31%	2.85%
Financing leases	4.06%	3.17%

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

The company also has a non-qualified, unfunded Management Savings Plan (MSP) available to key management personnel who are participants in the Management Incentive Plan (MIP). Participants may defer up to 50% of their annual salary and up to 90% of their annual bonus. The company will make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, the company will make matching contributions of 50% of a participant’s pretax contribution on the first 6% of the participant’s eligible compensation that is deferred. Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions. All company contributions to the MSP are limited by the amounts contributed by the company to the participant’s 401(k) account. The company had deferred compensation obligations of $105.6 million as of July 1, 2023 and $101.3 million as of July 2, 2022 under the unfunded MSP and the company’s executive deferred compensation plan, which is frozen to all participants of the plan. More than half of the July 1, 2023 obligations are due to be paid beyond fiscal 2026.

Sysco’s expense related to its defined contribution plans was $176.3 million in fiscal 2023, $145.5 million in fiscal 2022, and $145.8 million in fiscal 2021.

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

The company also provides certain health care benefits to eligible retirees and their dependents. These health care benefits represent Sysco’s unfunded other post-retirement medical plans. The plan had benefit obligations of $7.3 million as of July 1, 2023 and $8.1 million as of July 2, 2022.

On October 25, 2022, the U.S. Retirement Plan executed an agreement with Massachusetts Mutual Life Insurance Company (the Insurer). Under this agreement, the Plan purchased a nonparticipating single premium group annuity contract using Plan assets that transferred to the Insurer $695.0 million of the Plan’s defined benefit pension obligations related to certain pension benefits. The contract covers approximately 10,000 Sysco participants and beneficiaries (the Transferred Participants) in the U.S. Retirement Plan. Under the group annuity contract, the Insurer made an unconditional and irrevocable commitment to pay the pension benefits of each Transferred Participant that were due on or after January 1, 2023. The transaction resulted in no changes to the amount of benefits payable to the Transferred Participants.

As a result of the transaction, Sysco recognized a one-time, non-cash pre-tax pension settlement charge of $315.4 million in the second quarter of fiscal 2023 primarily related to the accelerated recognition of actuarial losses included within accumulated other comprehensive loss in the statement of changes in consolidated shareholders’ equity. The transaction also required the company to remeasure the benefit obligations and plan assets of the U.S. Retirement Plan. The remeasurement reflected the use of an updated discount rate and an expected rate of return on plan assets as of October 31, 2022, applying the practical expedient to remeasure plan assets and obligations as of the nearest calendar month-end date.

The remeasurement of the benefit obligations and plan assets of the U.S. Retirement Plan that took place on October 31, 2022 reflected an updated discount rate and an updated expected rate of return on plan assets. The discount rate used to determine benefit obligations as of the remeasurement date was 6.07%, as compared to the discount rate of 4.91% that was used to determine benefit obligations as of July 2, 2022. The expected rate of return used to determine net company-sponsored benefit costs for the remainder of fiscal 2023 was updated to 6.00% as of the remeasurement date, as compared to the expected rate of return of 4.50% that was calculated as of July 2, 2022 to determine net company-sponsored benefit costs for fiscal 2023.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represents the funded status of a given plan. The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “U.S. Pension Benefits” in the tables below includes both the U.S. Retirement Plan and the SERP. As Sysco’s fiscal 2023 year end is July 1, 2023, the company utilized a practical expedient permitting Sysco to measure its defined benefit plan assets and obligations as of the month end closest to the fiscal year end, and has used June 30, 2023 as the measurement date of the plan assets and obligations disclosed herein.

	U.S. Pension Benefits (1)		International Pension Benefits
	Jul. 1, 2023	Jul. 2, 2022	Jul. 1, 2023	Jul. 2, 2022
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,920,672	$5,000,998	$288,523	$434,451
Service cost	8,109	13,490	2,182	3,101
Interest cost	170,149	152,401	10,184	7,456
Amendments	2,884	—	—	—
Curtailments	—	—	(841)	(1,291)
Actuarial gain, net	(300,256)	(1,081,865)	(11,512)	(93,717)
Benefit payments	(127,182)	(164,352)	(13,008)	(13,882)
Settlements	(694,998)	—	9,930	(47,595)
Benefit obligation at end of year	2,979,378	3,920,672	285,458	288,523
Change in plan assets:
Fair value of plan assets at beginning of year	3,633,167	4,654,763	241,884	319,616
Actual return on plan assets	(198,874)	(888,805)	(72,671)	(48,710)
Employer contribution	29,155	31,561	21,058	21,220
Benefit payments	(127,182)	(164,352)	(13,008)	(13,882)
Settlements	(694,998)	—	7,695	(36,360)
Fair value of plan assets at end of year	2,641,268	3,633,167	184,958	241,884
Funded status at end of year	$(338,110)	$(287,505)	$(100,500)	$(46,639)

(1)	The U.S. Retirement Plan had a funded status of $10.1 million and $94.9 million as of July 1, 2023 and July 2, 2022, respectively.

As of July 1, 2023 and July 2, 2022, the SERP had benefit obligations of $348.3 million and $382.4 million, respectively. In order to meet a portion of its obligations under the SERP, Sysco has a rabbi trust that invests in Corporate-Owned Life Insurance policies on the lives of participants and interests in corporate-owned real estate assets. These assets are not included as plan assets or in the funded status amounts in the tables above and below. The life insurance policies on the lives of the participants had carrying values of $91.2 million as of July 1, 2023 and $92.6 million as of July 2, 2022. Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	U.S. Pension Benefits		International Pension Benefits
	Jul. 1, 2023	Jul. 2, 2022	Jul. 1, 2023	Jul. 2, 2022
	(In thousands)
Noncurrent assets (Other assets)	$10,143	$94,934	$—	$5,116
Current accrued benefit liability (Accrued expenses)	(32,138)	(31,969)	(1,460)	(1,399)
Noncurrent accrued benefit liability (Other long-term liabilities)	(316,115)	(350,470)	(99,040)	(50,356)
Net amount recognized	$(338,110)	$(287,505)	$(100,500)	$(46,639)

Accumulated other comprehensive loss (income) as of July 1, 2023 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$2,545	$1,258	$3,803
Actuarial losses	1,115,019	56,692	1,171,711
Total	$1,117,564	$57,950	$1,175,514

Accumulated other comprehensive loss (income) as of July 2, 2022 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Prior service cost	$54	$1,103	$1,157
Actuarial losses (gains)	1,417,073	(18,768)	1,398,305
Total	$1,417,127	$(17,665)	$1,399,462

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	U.S. Pension Benefits (1)		International Pension Benefits (2)
	Jul. 1, 2023	Jul. 2, 2022	Jul. 1, 2023	Jul. 2, 2022
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$348,165	$382,334	$280,429	$46,895
Fair value of plan assets at end of year	—	—	184,958	263

(1)	Information under Pension Benefits as of July 1, 2023 and July 2, 2022 includes both the U.S. Retirement Plan and the SERP.
(2)	U.K. Retirement Plan fair value of plan assets exceeded the accumulated benefit obligation/aggregate benefit obligation as of July 2, 2022

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	2023		2022		2021
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
Service cost	$8,109	$2,182	$13,490	$3,101	$16,472	$3,288
Interest cost	170,149	10,184	152,401	7,456	145,299	6,810
Expected return on plan assets	(147,827)	(10,830)	(206,320)	(9,770)	(206,406)	(7,426)
Amortization of prior service cost (credit)	393	(35)	393	(43)	729	(61)
Amortization of actuarial loss (gain)	33,044	(410)	34,961	92	42,288	250
Curtailment gain	—	(911)	—	(1,003)	—	(1,230)
Settlement loss recognized	315,455	—	—	—	—	—
Net pension costs (benefits)	$379,323	$180	$(5,075)	$(167)	$(1,618)	$1,631

The components of net company-sponsored pension costs other than the service cost component are reported in Other expense (income), net within the consolidated results of operations.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	2023		2022		2021
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
Amortization of prior service cost (credit)	$393	$(105)	$393	$(129)	$729	$(131)
Amortization of actuarial loss (gain)	348,498	(410)	34,961	92	42,288	250
Prior service credit arising in current year	(2,884)	—	—	—	—	—
Effect of exchange rates on amounts in AOCI	—	(3,111)	—	(752)	—	(3,254)
Actuarial gain (loss) arising in current year	(46,444)	(71,989)	(13,259)	35,610	192,041	16,493
Net pension income (cost)	$299,563	$(75,615)	$22,095	$34,821	$235,058	$13,358

Amounts included in accumulated other comprehensive loss (income) as of July 1, 2023 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2024 are:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In thousands)
Amortization of prior service cost (credit)	$393	$(36)	$357
Amortization of actuarial losses (gains)	27,931	1,241	29,172
Total	$28,324	$1,205	$29,529

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $50.2 million and $52.8 million in fiscal years 2023 and 2022, respectively. There were no contributions made to the U.S. Retirement Plan in fiscal 2023, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2023. There are no required contributions to the U.S. Retirement Plan to meet ERISA minimum funding requirements in fiscal 2024. The company’s contributions to the SERP plan are made in the amounts needed to fund current year benefit payments. The estimated aggregate fiscal 2024 contribution to fund benefit payments for the SERP plan is $32.1 million. The estimated fiscal 2024 contributions to fund benefit payments for the international retirement plans are $21.3 million.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	U.S. Pension Benefits	International Pension Benefits
	(In thousands)
2024	$133,180	$13,156
2025	143,809	14,404
2026	154,771	14,553
2027	165,229	15,336
2028	175,161	15,651
Subsequent five years	988,657	83,670

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Jul. 1, 2023	Jul. 2, 2022
Discount rate — U.S. Retirement Plan	5.62%	4.91%
Discount rate — SERP	5.65	4.84
Discount rate — U.K. Retirement Plan	5.20	3.65
Rate of compensation increase — U.S. Retirement Plan	3.00	3.00

As benefit accruals under the SERP and U.K. Retirement Plan are frozen, future pay is not projected in the determination of the benefit obligation as of July 1, 2023 or July 2, 2022.

Weighted-average assumptions used to determine net company-sponsored pension costs for each fiscal year were:

	2023	2022	2021
Discount rate — U.S. Retirement Plan (1)	6.07%	3.12%	2.94%
Discount rate — SERP	4.84	2.91	2.91
Discount rate — U.K. Retirement Plan	3.65	1.90	1.60
Expected rate of return — U.S. Retirement Plan (2)	6.00	4.50	4.75
Expected rate of return — U.K. Retirement Plan	4.65	3.30	2.55
Rate of compensation increase — U.S. Retirement Plan	3.00	2.56	2.56

(1)	The discount rate of the U.S. Retirement Plan was 4.91% for the period of July 2022 to October 2022. Due to the settlement that occurred, the rate changed to 6.07% from November 2022 to June 2023.
(2)
The expected long-term rate of return on plan assets of the U.S. Retirement Plan was 4.50% for the period of July 2022 to October 2022. Due to the settlement that occurred, the rate changed to 6.00% from November 2022 to June 2023.

For guidance in determining the discount rate for U.S. defined benefit plans, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. Sysco uses an annualized corporate bond yield curve to estimate the rate at which pension benefits could effectively be settled to estimate a discount rate for the U.K. Retirement Plan. The discount rate assumption is updated annually and revised as deemed appropriate. The discount rates to be used for the calculation of fiscal 2024 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 5.62% and 5.20%, respectively. The discount rate to be used for the calculation of fiscal 2024 net company-sponsored benefit costs for the SERP is 5.65%.

The expected long-term rate of return on plan assets assumption for the retirement plans are net return on assets assumption, representing gross return on assets less asset management expenses. Specific to the U.S. Retirement Plan, administrative expenses are also excluded from the gross return on assets. The expected return for the U.S. Retirement Plan is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The expected return for the U.K. Retirement Plan is derived from a long-term swap yield time horizon adjusted for the expected return based on the plan’s current asset allocation and historical results. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rates of return to be used in the calculation of fiscal 2024 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 5.50% and 6.65%, respectively.

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

The U.S. Retirement Plan’s target and actual investment allocation as of July 1, 2023 is as follows:

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

The U.K. Retirement Plan’s target investment allocation and actual investment allocation for fiscal 2023 is as follows:

	U.K. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Growth portfolio	50%	49%
Matching portfolio	50	51
		100%

The U.K. Retirement Plan’s investment strategy is implemented primarily through a common contractual investment fund managed by the solvency manager. The pooled investment fund consists of investment types including (1) equity investments covering a range of geographies and including private equity investments, (2) credit investments including global investment grade and high yield bonds, loans and other debt and derivative securities, (3) property investments including global direct or indirect real estate holdings, and (4) macro-oriented funds that seek to generate return by going long and short in a variety of markets and operate strategies which focus on markets rather than individual stocks and often use derivatives rather than physical assets. Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate.

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

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of July 1, 2023:

	Assets Measured at Fair Value as of Jul. 1, 2023
	Level 1	Level 2	Level 3	Measured at NAV (6)	Total
	(In thousands)
Cash and cash equivalents	$12,515	$79,702	$—	$—	$92,217
Growth assets:
U.S. equity (1)	17,496	—	—	213,565	231,061
International equity (1)	60	—	—	164,611	164,671
Hedge fund of funds (2)	—	—	—	191,332	191,332
Real estate funds (3)	—	—	—	105,542	105,542
Private equity funds (4)	—	—	—	66,517	66,517
Liability hedging assets:
Corporate bonds	—	1,340,451	—	45,846	1,386,297
U.S. government and agency securities	—	199,780	—	197,011	396,791
Other (5)	—	6,840	—	—	6,840
Total investments at fair value	$30,071	$1,626,773	$—	$984,424	$2,641,268

(1)
Includes direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of July 1, 2023. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.

(2)	There were no unfunded commitments as of July 1, 2023, and there were no redemption restrictions as of July 1, 2023. The investment may be redeemed once per quarter.
(3)
For investments in the funds listed in this category, total unfunded commitment as of July 1, 2023 was $2.0 million. Less than 1% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2023 to 2026. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.

(4)
Total unfunded commitments in the funds listed in this category as of July 1, 2023 were $14.6 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2023 to 2031.

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

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of July 1, 2023:

	Assets Measured at Fair Value as of Jul. 1, 2023
	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
	(In thousands)
Investment funds:
Common contractual fund (1)	$—	$—	$—	$183,944	$183,944
Total investments at fair value	$—	$—	$—	$183,944	$183,944

(1)	There were $5.3 million of unfunded commitments as of July 1, 2023. As of July 1, 2023 there are no monetary redemption restrictions, however timing restrictions ranged from daily to quarterly.
(2)
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

(4)
Total unfunded commitment as of July 2, 2022 was $15.9 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2022 to 2031.

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

15.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco currently participates in several different multiemployer defined benefit pension plans in the United States (U.S.) based on obligations arising under collective bargaining agreements covering union-represented employees. Expenses related to these plans are recognized at the time we make contributions to the plans. Sysco does not directly manage these multiemployer plans; pursuant to federal law, these plans are managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by employers contributing to the plan. Some of Sysco’s current employees in the U.S. are participants in such multiemployer plans as of July 1, 2023.

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

Sysco to make withdrawal liability payments to the plan for Sysco’s allocated share of the multiemployer plan’s unfunded vested benefit liabilities.

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2023	2022	2021
	(In thousands)
Individually significant plans	$40,943	$35,103	$29,143
All other plans	11,672	10,386	13,750
Total contributions	$52,615	$45,489	$42,893

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/22	As of 12/31/21	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	7/2/2023 to 11/30/2027 (1)

(1)
Sysco is party to 24 CBAs that require contributions to the Western Conference of Teamsters Pension Trust. Each agreement covers anywhere from less than 1% to 20% of the total contributions Sysco is required to pay the fund.

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

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2023	2022	2021	2022	2021
	(In thousands)
Western Conference of Teamsters Pension Plan	$40,943	$35,103	$29,143	No	No

For the plan noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2023	2022	2021
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$1,770,124	$1,358,768	$524,209
Denominator:
Weighted-average basic shares outstanding	507,362,913	510,630,645	510,696,398
Dilutive effect of share-based awards	2,356,843	3,375,182	2,858,690
Weighted-average diluted shares outstanding	509,719,756	514,005,827	513,555,088
Basic earnings per share	$3.49	$2.66	$1.03
Diluted earnings per share	$3.47	$2.64	$1.02

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,373,000, 1,538,000 and 3,807,000 for fiscal 2023, 2022 and 2021, respectively.

Dividends declared were $999.2 million, $970.8 million and $933.4 million in fiscal 2023, 2022 and 2021, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $252.6 million, $249.2 million and $240.6 million in fiscal 2023, 2022 and 2021, respectively.

17.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $2.0 billion, $1.0 billion and $1.1 billion for fiscal 2023, 2022 and 2021, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense, net	$(120,820)	$(32,021)	$(88,799)
Settlements	Other expense, net	315,455	78,864	236,591
Total other comprehensive income before reclassification adjustments		194,635	46,843	147,792
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	396	100	296
Amortization of actuarial loss, net	Other expense, net	31,601	7,895	23,706
Total reclassification adjustments		31,997	7,995	24,002
Foreign currency translation:
Foreign currency translation adjustment	N/A	127,227	—	127,227
Marketable securities:
Change in marketable securities (1)	N/A	(2,306)	(485)	(1,821)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense, net	(199)	(50)	(149)
Change in cash flow hedges	Operating expenses (2)	(71,270)	(15,936)	(55,334)
Change in net investment hedges	N/A	(27,902)	(6,984)	(20,918)
Total other comprehensive income (loss) before reclassification adjustments		(99,371)	(22,970)	(76,401)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,553	2,888	8,665
Total other comprehensive income		$263,735	$34,271	$229,464

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in fiscal 2023.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain, arising in the current year		$(11,243)	$(2,485)	$(8,758)
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	396	100	296
Amortization of actuarial loss, net	Other expense, net	74,713	15,595	59,118
Total reclassification adjustments		75,109	15,695	59,414
Foreign currency translation:
Foreign currency translation adjustment	N/A	(461,425)	—	(461,425)
Marketable securities:
Change in marketable securities (1)	N/A	(11,880)	(2,493)	(9,387)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	31,135	6,823	24,312
Change in net investment hedges	N/A	71,906	17,976	53,930
Total other comprehensive income before reclassification adjustments		103,041	24,799	78,242
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,501	2,877	8,624
Total other comprehensive income		$(294,897)	$38,393	$(333,290)

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in fiscal 2022.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		2021
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss), arising in the current year		$208,640	$52,160	$156,480
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	732	184	548
Amortization of actuarial loss, net	Other expense, net	61,042	14,347	46,695
Total reclassification adjustments		61,774	14,531	47,243
Foreign currency translation:
Foreign currency translation adjustment	N/A	362,292	—	362,292
Marketable securities:
Change in marketable securities (1)	N/A	(3,392)	(712)	(2,680)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	19,066	4,941	14,125
Change in net investment hedges	N/A	(32,206)	(8,051)	(24,155)
Total other comprehensive income before reclassification adjustments		(13,140)	(3,110)	(10,030)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11,751	2,939	8,812
Total other comprehensive loss		$627,925	$65,808	$562,117

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in fiscal 2021.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities	Total
	(In thousands)
Balance as of Jun. 27, 2020	$(1,265,714)	$(402,384)	$(49,878)	$7,095	$(1,710,881)
Other comprehensive income before reclassification adjustments	156,480	362,292	(10,030)	—	508,742
Amounts reclassified from accumulated other comprehensive loss	47,243	—	8,812	—	56,055
Change in marketable securities	—	—	—	(2,680)	(2,680)
Balance as of Jul. 3, 2021	(1,061,991)	(40,092)	(51,096)	4,415	(1,148,764)
Other comprehensive income before reclassification adjustments	(8,758)	(461,425)	78,242	—	(391,941)
Amounts reclassified from accumulated other comprehensive loss	59,414	—	8,624	—	68,038
Change in marketable securities	—	—	—	(9,387)	(9,387)
Balance as of Jul. 2, 2022	(1,011,335)	(501,517)	35,770	(4,972)	(1,482,054)
Other comprehensive income before reclassification adjustments	147,792	127,227	(76,401)	—	198,618
Amounts reclassified from accumulated other comprehensive loss	24,002	—	8,665	—	32,667
Change in marketable securities	—	—	—	(1,821)	(1,821)
Balance as of Jul. 1, 2023	$(839,541)	$(374,290)	$(31,966)	$(6,793)	$(1,252,590)

18.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In November 2018, Sysco’s Omnibus Incentive Plan (2018 Plan) was adopted and reserved up to 51,500,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 51,500,000 authorized shares, the full 51,500,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, Sysco has issued options, restricted stock units and performance share units under the 2018 Plan. Vesting requirements for awards under the 2018 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2018 Plan are and will be no greater than ten years. As of July 1, 2023, there were 39,928,758 remaining shares authorized and available for grant in total under the 2018 Plan, of which the full 39,928,758 shares may be issued as options or stock appreciation rights, or as a combination of up to 12,114,046 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of July 1, 2023. No new options will be issued under any of the prior plans. Future grants to employees will be made through the 2018 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is ten years. Sysco’s policy is to utilize treasury stock for issuing shares upon share option exercise or share unit conversion.

Performance Share Units

During fiscal 2023 and 2022, 460,672 and 475,883 performance share units (PSUs), respectively, were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during fiscal 2023 and 2022 was $84.87 and $76.75, respectively. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on actual performance targets achieved as well as the market-based return of Sysco’s common stock relative to that of the S&P 500 index companies.

Stock Options

Sysco’s option awards are subject to graded vesting over a requisite service period with compensation cost recognized on a straight-line basis through the requisite service period over the duration of the award.

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

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. Expected dividend yield is estimated based on the historical pattern of dividends and the average stock price for the year preceding the option grant. Expected volatility is based on historical volatility of Sysco’s stock, implied volatilities from traded options on Sysco’s stock, and other factors. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. Sysco utilizes historical data to estimate option exercise and employee termination behavior in determining the expected life of awards for valuation purposes.

The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2023	2022	2021
Dividend yield	2.4%	2.5%	2.7%
Expected volatility	32.6%	30.1%	32.1%
Risk-free interest rate	3.0%	1.0%	0.5%
Expected Life	6.6 years	6.6 years	7.0 years

The following summary presents information regarding outstanding options as of July 1, 2023 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 2, 2022	9,634,493	$62.74
Granted	954,249	84.97
Exercised	570,578	54.80
Forfeited	267,981	75.03
Expired	—	—
Outstanding as of July 1, 2023	9,750,183	$65.05	5.71	$104,397
Expected to vest as of July 1, 2023	2,036,563	$75.56	8.32	$8,142
Exercisable as of July 1, 2023	7,644,880	$62.10	4.99	$96,209

The total number of employee options granted was 954,249, 1,224,150 and 1,975,413 in fiscal years 2023, 2022 and 2021, respectively.

During fiscal 2023, 384,212 options were granted to 13 executive officers and 570,037 options were granted to 167 other key employees. During fiscal 2022, 499,554 options were granted to 11 executive officers and 724,596 options were granted to 145 other key employees. During fiscal 2021, 706,229 options were granted to 13 executive officers and 1,269,184 were granted to 117 other key employees.

The weighted average grant date fair value of options granted in fiscal 2023, 2022 and 2021 was $24.46, $17.39 and $13.72, respectively. The total intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $1.2 million, $5.1 million and $6.7 million, respectively.

Restricted Stock Units

During fiscal 2023, 2022 and 2021, 917,560, 758,934 and 975,886 restricted stock units, respectively, were granted to employees. The majority of which will vest ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2023, 2022 and 2021 was $75.66, $80.31 and $66.55, respectively. The total fair value of restricted stock units vested during fiscal 2023, 2022 and 2021 was $44.0 million, $41.6 million and $34.8 million, respectively. The total intrinsic value of restricted stock units vested during fiscal 2023, 2022 and 2021 was $46.8 million, $52.6 million and $42.6 million, respectively.

Non-Employee Director Awards

During fiscal 2023, 2022 and 2021, 22,055, 22,293 and 28,419 restricted equity awards, respectively, were granted to non-employee directors (NEDs), which will vest over a one-year period. NEDs may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2023, 2022 and 2021 was $84.10, $74.93 and $71.99, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2023, 2022 and 2021 was $1.9 million, $1.7 million and $2.0 million, respectively. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

NEDs may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. As a result of such elections, a total of 6,974, 6,002 and 5,887 shares with a weighted-average grant date fair value of $78.82, $78.35 and $57.19 per share were issued in fiscal 2023, 2022 and 2021, respectively, in the form of fully vested common stock or deferred units. The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2023, 2022 and 2021 was $0.5 million, $0.5 million and $0.3 million, respectively. Common stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

As of July 1, 2023, there were 108,822 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Equity Instruments Other Than Stock Options

The following summary presents information regarding outstanding non-vested awards as of July 1, 2023 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees, restricted awards granted to non-employee directors and PSUs.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of July 2, 2022	3,065,295	$69.10
Granted	1,514,501	79.26
Vested	(1,863,721)	59.59
Forfeited	(262,171)	74.25
Non-vested as of July 1, 2023	2,453,904	$82.05

2015 Employee Stock Purchase Plan

The Sysco ESPP permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares that may be sold pursuant to the ESPP may not exceed 79,000,000 shares, of which 2,219,109 remained available as of July 1, 2023.

During fiscal 2023, 1,032,545 shares of Sysco common stock were purchased by the participants, as compared to 868,439 shares purchased in fiscal 2022 and 1,029,113 shares purchased in fiscal 2021. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $11.15, $12.10 and $4.84 per share during fiscal 2023, 2022 and 2021, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost included in operating expenses in the consolidated results of operations was $95.7 million, $122.3 million and $95.8 million for fiscal 2023, 2022 and 2021, respectively. The company’s expense related to its PSUs decreased, as the performance metrics are trending below target for awards not yet paid. The total income tax benefit for share-based compensation arrangements was $16.1 million, $19.1 million and $17.8 million for fiscal 2023, 2022 and 2021, respectively.

As of July 1, 2023, there was $127.4 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 1.9 years.

Cash received from option exercises and ESPP participation was $79.2 million, $128.2 million and $130.4 million during fiscal 2023, 2022 and 2021, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.9 million, $12.9 million and $11.0 million during fiscal 2023, 2022 and 2021, respectively.

19.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings (loss) before income taxes consists of the following:

	2023	2022	2021
	(In thousands)
U.S.	$1,941,581	$1,642,376	$858,179
Foreign	343,774	104,397	(273,451)
Total	$2,285,355	$1,746,773	$584,728

The income tax provision for each fiscal year consists of the following:

	2023	2022	2021
	(In thousands)
U.S. federal income taxes	$388,534	$353,825	$158,762
State and local income taxes	78,805	45,502	17,808
Foreign income taxes	47,892	(11,322)	(116,051)
Total	$515,231	$388,005	$60,519

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2023	2022	2021
	(In thousands)
Current	$531,665	$452,459	$218,383
Deferred	(16,434)	(64,454)	(157,864)
Total	$515,231	$388,005	$60,519

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2023	2022	2021
U.S. statutory federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes, net of any applicable federal income tax benefit	2.63	2.41	2.67
Foreign income taxes	(1.08)	(1.88)	(9.99)
Uncertain tax positions	0.06	0.83	(0.38)
Tax benefit of equity-based compensation	(0.11)	(0.16)	(1.07)
Other	0.05	0.01	(1.88)
Effective income tax rate	22.55%	22.21%	10.35%

The effective tax rate of 22.55% for fiscal 2023 was impacted by (1) state income tax expense of $60.1 million and (2) earnings from our foreign operations which are taxed at rates different than our domestic tax rate, as well as credits, local permanent differences and other minimum taxes, which resulted in a net increase in the effective tax rate.

The effective tax rate of 22.21% for fiscal 2022 was impacted by (1) state income tax expense of $42.2 million and (2) earnings from our foreign operations which are taxed at rates different than our domestic tax rate, as well as credits, local permanent differences and other minimum taxes.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	Jul. 1, 2023	Jul. 2, 2022
	(In thousands)
Deferred tax assets:
Net operating tax loss carryforwards	$536,582	$483,165
Interest carryforwards	204,880	169,642
Operating lease liabilities	170,982	161,684
Pension	101,359	71,722
Receivables	50,831	43,108
Inventory	26,540	24,394
Deferred compensation	26,441	27,984
Share-based compensation	24,080	30,395
Other	60,689	97,249
Deferred tax assets before valuation allowances	1,202,384	1,109,343
Valuation allowances	(267,388)	(240,591)
Total deferred tax assets	934,996	868,752
Deferred tax liabilities:
Goodwill and intangible assets	363,534	379,018
Excess tax depreciation and basis differences of assets	237,998	150,578
Operating lease assets	171,812	161,163
Foreign currency remeasurement losses and currency hedge	16,264	—
Other	27,842	50,560
Total deferred tax liabilities	817,450	741,319
Total net deferred tax assets	$117,546	$127,433

The company’s deferred tax asset for net operating loss carryforwards as of July 1, 2023 and July 2, 2022 consisted of state and foreign net operating tax loss carryforwards. The state net operating loss carryforwards outstanding as of July 1, 2023 expire in fiscal years 2024 through 2043, with some losses having unlimited carryforward periods. The foreign net operating loss carryforward periods vary by jurisdiction, from 5 years to unlimited.

The company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the company’s analysis, it was concluded that, as of July 1, 2023, a valuation allowance of $267.4 million should be established against the portion of the deferred tax asset attributable to capital losses, certain state interest, and foreign and U.S. state losses. The company will continue to monitor facts and circumstances in the reassessment of the likelihood that net operating loss carryforwards will be realized.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2023	2022
	(In thousands)
Unrecognized tax benefits at beginning of year	$32,400	$20,400
Additions for tax positions related to prior years	—	12,000
Unrecognized tax benefits at end of year	$32,400	$32,400

As of July 1, 2023, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $7.8 million. As of July 2, 2022, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $6.2 million. The expense recorded for interest and penalties related to unrecognized tax benefits was not material in any year presented. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

If Sysco were to recognize all unrecognized tax benefits recorded as of July 1, 2023, approximately $32.3 million of the $32.4 million reserve would reduce the effective tax rate. If Sysco were to recognize all unrecognized tax benefits recorded as of July 2, 2022, approximately $32.3 million of the $32.4 million reserve would reduce the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various jurisdictions and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. Sysco anticipates an immaterial decrease to the reserve within twelve months as a result of lapse of statutes.

Sysco’s federal tax returns for 2019 and subsequent tax years have statutes of limitations that remain open for audit. As of July 1, 2023, Sysco’s tax returns in the majority of the state and local and material foreign jurisdictions are no longer subject to audit for the years before 2016.

Other

Sysco intends to indefinitely reinvest income of its foreign operations except for income from a Singapore entity, and, as a result, no material accruals have been made with respect to the tax effects of unremitted earnings from these reinvested foreign earnings, including impacts of outside basis differences and withholding taxes. The Singapore income for which we are not claiming permanent reinvestment only relates to income for fiscal year 2023 and forward. The Company has not recorded any withholding tax liability on the current year undistributed Singapore earnings, as the distribution of this income to the U.S. would not result in any income or withholding tax liability. As a result of the U.S. Tax Cuts and Jobs Act, unremitted earnings prior to the effective date of the act have been subject to U.S. income tax. Any residual tax effects, including foreign withholding taxes, are immaterial to the financial statements.

The Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted on August 16, 2022. The Inflation Reduction Act imposes a new 15% corporate alternative minimum tax (CAMT) on “applicable corporations” for taxable years beginning after December 31, 2022. The CAMT is imposed to the extent the alternative minimum tax exceeds a corporation’s regular tax liability. A corporation that pays alternative minimum tax is eligible for a credit against income tax in future years. Sysco does not currently expect that the implementation of the new standard will have a material effect on its financial statements.

On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One expands a country’s authority to tax profits from companies that make sales into their country but do not have a physical location in the country. Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation anticipated by 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries, including the United Kingdom, where the rules will be effective January 1, 2024.

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

The company has been pursuing claims against a variety of vendors from which the company purchased products. To mitigate the risk of incurring significant legal fees on these claims without any ultimate gain, in calendar 2019 and 2020, the company entered into agreements with a third party whereby the company secured a minimum amount of cash proceeds from the third party in exchange for assigning to the third party the rights to a portion of the future litigation proceeds. At the time of receipt of these cash proceeds, the amounts were deferred in “Other long-term liabilities.”

In June 2023, an agreement was reached in which the company assigned all its remaining claims against these vendors to the third party. As a result, Sysco is no longer obligated to pursue litigation against these vendors and therefore previous deferred proceeds were recognized within “Other expense (income), net.” In total, this agreement resulted in $122.0 million being recognized in “Other expense (income), net” in June 2023.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing. A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2028. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of July 1, 2023 totaled approximately $15.0 billion. Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2024	$9,966,259
2025	4,009,588
2026	669,195
2027	348,919
2028	29,834

Sysco has contracts with various third-party service providers to receive information technology services. The services have been committed for periods up to fiscal 2029 and may be extended. As of July 1, 2023, the total remaining cost of the services over that period is expected to be approximately $273.0 million. A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources. Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time. If Sysco were to terminate all of the services in fiscal 2024, the estimated termination fees incurred in fiscal 2024 would be approximately $25.8 million.

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
The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Our Global Support Center expenses generally include all expenses of the corporate office and Sysco’s shared service operations. These also include all U.S. share-based compensation costs.

The following tables set forth certain financial information for Sysco’s business segments.

	Fiscal Year
	2023	2022	2021
Sales:	(In thousands)
U.S. Foodservice Operations	$53,682,894	$48,520,562	$35,724,843
International Foodservice Operations	13,559,610	11,787,449	8,350,638
SYGMA	7,843,111	7,245,824	6,498,601
Other	1,239,060	1,082,311	723,761
Total	$76,324,675	$68,636,146	$51,297,843

	Fiscal Year
	2023	2022	2021
Operating income (loss):	(In thousands)
U.S. Foodservice Operations	$3,586,576	$3,180,705	$2,468,127
International Foodservice Operations	313,449	100,033	(240,416)
SYGMA	56,526	(3,124)	52,620
Other	56,877	17,392	(428)
Total segments	4,013,428	3,295,006	2,279,903
Global Support Center	(974,879)	(948,506)	(832,715)
Total operating income	3,038,549	2,346,500	1,447,188
Interest expense	526,752	623,643	880,137
Other expense (income), net	226,442	(23,916)	(17,677)
Earnings before income taxes	$2,285,355	$1,746,773	$584,728

	Fiscal Year
	2023	2022	2021
Depreciation and amortization:	(In thousands)
U.S. Foodservice Operations	$436,824	$406,880	$366,808
International Foodservice Operations	218,244	240,030	238,457
SYGMA	31,617	31,276	32,774
Other	8,554	9,293	9,961
Total segments	695,239	687,479	648,000
Global Support Center	80,365	85,402	89,916
Total	$775,604	$772,881	$737,916

	Fiscal Year
	2023	2022	2021
Capital Expenditures:	(In thousands)
U.S. Foodservice Operations	$389,046	$262,071	$163,303
International Foodservice Operations	192,579	155,493	152,017
SYGMA	30,976	35,186	33,185
Other	23,465	4,487	16,924
Total segments	636,066	457,237	365,429
Global Support Center	157,259	175,565	105,247
Total	$793,325	$632,802	$470,676

	Fiscal Year
	2023	2022	2021
Assets:	(In thousands)
U.S. Foodservice Operations	$11,398,284	$9,540,902	$7,632,481
International Foodservice Operations	7,432,533	6,595,897	6,784,006
SYGMA	839,711	835,316	760,388
Other	644,319	554,894	455,236
Total segments	20,314,847	17,527,009	15,632,111
Global Support Center	2,506,298	4,558,679	5,781,428
Total	$22,821,145	$22,085,688	$21,413,539

Information concerning geographic areas is as follows:

	Fiscal Year
	2023	2022	2021
Sales:	(In thousands)
United States	$62,403,563	$56,511,006	$42,610,406
Canada	5,827,806	5,093,961	3,906,722
United Kingdom	3,340,281	2,859,063	1,706,851
France	1,591,125	1,412,716	1,097,868
Other	3,161,900	2,759,400	1,975,996
Total	$76,324,675	$68,636,146	$51,297,843
Plant and equipment at cost, less accumulated depreciation:
United States	$3,720,729	$3,346,356	$3,148,279
Canada	334,728	337,295	355,864
France	300,258	304,115	323,461
United Kingdom	298,244	248,990	275,385
Other	261,090	219,664	223,074
Total	$4,915,049	$4,456,420	$4,326,063
Operating lease right-of-use assets, net:
United States	$338,078	$316,933	$197,617
United Kingdom	197,134	192,802	229,853
France	64,818	78,215	137,069
Sweden	36,701	38,213	47,428
Canada	28,500	39,034	37,228
Other	66,535	58,100	59,968
Total	$731,766	$723,297	$709,163

The sales mix for the principal product categories by segment is disclosed in Note 3, “Revenue.”

22.  QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the fiscal year ended July 1, 2023 is set forth below.

	Fiscal 2023 Quarter Ended
	October 1	December 31 (1)	April 1	July 1 (2)	Fiscal Year
	(In thousands except for per share data)
Sales	$19,126,830	$18,593,953	$18,875,676	$19,728,216	$76,324,675
Cost of sales	15,637,975	15,244,337	15,444,316	16,043,050	62,369,678
Gross profit	3,488,855	3,349,616	3,431,360	3,685,166	13,954,997
Operating expenses	2,754,522	2,708,974	2,737,183	2,715,769	10,916,448
Operating income	734,333	640,642	694,177	969,397	3,038,549
Interest expense	124,150	132,042	134,931	135,629	526,752
Other expense (income), net	15,281	330,124	5,209	(124,172)	226,442
Earnings before income taxes	594,902	178,476	554,037	957,940	2,285,355
Income tax expense	129,334	37,260	124,433	224,204	515,231
Net earnings	$465,568	$141,216	$429,604	$733,736	$1,770,124
Per share:
Basic net earnings (3)	$0.92	$0.28	$0.85	$1.45	$3.49
Diluted net earnings (3)	0.91	0.28	0.84	1.44	3.47
Dividends declared	0.49	0.49	0.49	0.50	1.97

(1)	Sysco’s second quarter of fiscal 2023 included a charge for $315.4 million in other expense related to pension settlement charges. See Note 14, “Company-Sponsored Employee Benefit Plans.”
(2)	Sysco’s fourth quarter of fiscal 2023 included $122.0 million in other income related to a legacy litigation financing agreement. See Note 20, “Commitments and Contingencies.”
(3)
Quarterly basic and diluted earnings per share amounts may not add up to the full fiscal year total presented due to rounding. Basic and diluted earnings per share are calculated by dividing net earnings by basic and diluted shares outstanding, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 1, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended July 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Insider Trading Arrangements and Policies

The table below shows the outstanding plans or other arrangements (each, a (Plan)) providing for the purchase and/or sale of Sysco securities by Sysco’s directors and Section 16 officers, including those Plans adopted or terminated during the quarter ended July 1, 2023:

Name	Title	Action	Date	Trading Arrangement		Number of Securities Converted	Expiration Date (4)
				Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Kevin Hourican	President and Chief Executive Officer	Adopt	May 4, 2023	x		75,019 shares to be sold	Mar. 1, 2024
Greg Bertrand	Executive Vice President, US Foodservice Operations	Adopt	Feb. 15, 2023	x		92,145 shares to be sold (3)	Dec. 31, 2024
Neil Russell	Senior Vice President, Corporate Affairs and Chief Administrative Officer	Adopt	Feb. 14, 2023	x		1,056 shares to be sold 1,000 shares to be acquired and held upon the exercise of vested stock options	Dec. 29, 2023
Scott Stone	Vice President, Financial Reporting and Interim Chief Accounting Officer	Adopt	Feb. 6, 2023	x		21,884 shares to be sold	Mar. 7, 2024

(1)	Intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).
(2)	Non-Rule Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
(3)	The shares reported for Mr. Bertrand include 3,444 shares directly held by Mr. Bertrand’s children and covered under three separate trading plans with identical adoption and expiration dates.
(4)	Each Plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the Plan have been executed; or (iii) such date the Plan is otherwise terminated according to its terms.

Item 9C.  Disclosure Reporting Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2023 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2023 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2023 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2023 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in our proxy statement for the 2023 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated June 21, 2023, incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 23, 2023 (File No. 1-6544).

4.1	—
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

4.5	—	Fortieth Supplemental Indenture dated as of December 13, 2021 among Sysco Corporation, the guarantors named therein and Trustee.

4.6	—	Forty-First Supplemental Indenture dated as of December 14, 2021 among Sysco Corporation, the guarantors named therein and Trustee.

4.7	—
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
Form of Amended and Restated Commercial Paper Dealer Agreement, dated as of September 2, 2022, by and between Sysco Corporation, as Issuer, and the applicable Dealer party thereto, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.8	—
Amended and Restated Issuing and Paying Agent Agreement, dated as of September 2, 2022, by and between U.S. Bank Trust Company, National Association, as Issuing and Paying Agent, and Sysco Corporation, as Issuer, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

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

10.39†	—	Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Annex II to the Sysco Corporation Proxy Statement filed October 5, 2018 (File No. 1-6544).

10.40†	—
Sysco Corporation Annual Incentive Program (AIP) For Corporate AIP Bonus-Eligible Positions (Fiscal Year 2023) adopted effective July 29, 2022, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.41†	—
Form of Stock Option Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended June 29, 2019 filed on August 26, 2019(File No. 1-6544).

10.42†	—
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
Form of Stock Option Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.45†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan , incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.46†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.47†	—
Performance Share Unit Grant Agreement – Retention Award for Greg Bertrand dated August 19, 2021, pursuant to the Sysco 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.48†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2021) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 26, 2020 filed on November 4, 2020 (File No. 1-6544).

10.49†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.50†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.51†	—	Form of Sysco Protective Covenants Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.52†	—
Form of Restricted Stock Award Agreement for Directors (2022) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 31, 2022 filed on February 1, 2023 (File No. 1-6544).

10.53†	—
Form of Restricted Stock Award Agreement for Directors (2022) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan), incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended December 31, 2022 filed on February 1, 2023 (File No. 1-6544).

10.54†	—
Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.55†	—	Sysco Corporation Non-Employee Directors Stock Election Policy, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 30, 2019 filed on May 7, 2019 (File No. 1-6544).

10.56†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.57†	—
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
Description of Compensation Arrangements with Non-Employee Directors, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended December 31, 2022 filed on February 1, 2023 (File No. 1-6544).

10.62†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to the Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.63†	—	Form of Severance Letter Agreement for Executive Vice Presidents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.64†	—
Form of Severance Letter Agreement for Senior Vice Presidents, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 31, 2022 filed on February 1, 2023 (File No. 1-6544).

10.65†	—
Letter Agreement, dated as of January 10, 2020, by and between Kevin P. Hourican and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 16, 2020 (File No. 1-6544).

10.66†	—
Letter Agreement, dated as of February 28, 2020, by and between Cathy Marie Robinson and Sysco Corporation, incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended September 26, 2020 filed on November 4, 2020 (File No. 1-6544).

10.67†	—
Letter Agreement, dated as of November 12, 2020, by and between Aaron E. Alt and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2020 filed on February 3, 2021 (File No. 1-6544).

10.68†	—
Letter Agreement, dated as of November 23, 2020, by and between Thomas R. Peck, Jr. and Sysco Corporation, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.69†	—
Letter Agreement, dated as of February 28, 2023, by and between Kenny Cheung and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended April 1, 2023 filed on May 2, 2023 (File No. 1-6544).

10.70†	—
Letter Agreement, dated as of March 25, 2023, by and between Neil Russell and Sysco Corporation, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended April 1, 2023 filed on May 2, 2023 (File No. 1-6544).

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of August 2023.

SYSCO CORPORATION
By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ KEVIN P. HOURICAN	President and Chief Executive Officer
Kevin P. Hourican	(principal executive officer)

/s/ KENNY K. CHEUNG	Executive Vice President and Chief Financial Officer
Kenny K. Cheung	(principal financial officer)

/s/ SCOTT B. STONE	Vice President of Financial Reporting and Interim Chief Accounting Officer
Scott B. Stone	(principal accounting officer)

DIRECTORS:

/s/ DANIEL J. BRUTTO	/s/ KEVIN P. HOURICAN
Daniel J. Brutto	Kevin P. Hourican

/s/ ALI DIBADJ	/s/ HANS-JOACHIM KOERBER
Ali Dibadj	Hans-Joachim Koerber

/s/ LARRY C. GLASSCOCK	/s/ ALISON KENNEY PAUL
Larry C. Glasscock	Alison Kenney Paul

/s/ JILL M. GOLDER	/s/ EDWARD D. SHIRLEY
Jill M. Golder	Edward D. Shirley

/s/ BRADLEY M. HALVERSON	/s/ SHEILA G. TALTON
Bradley M. Halverson	Sheila G. Talton

/s/ JOHN M. HINSHAW
John M. Hinshaw