Form 10-Q
period 2023-09-30
SYSCO CORP
filed 2023-11-01
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

504,371,970 shares of common stock were outstanding as of October 13, 2023.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Sep. 30, 2023	Jul. 1, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$569,104	$745,201
Accounts receivable, less allowances of $61,475 and $45,599	5,338,699	5,091,970
Inventories	4,648,610	4,480,812
Prepaid expenses and other current assets	333,486	284,566
Income tax receivable	5,815	5,815
Total current assets	10,895,714	10,608,364
Plant and equipment at cost, less accumulated depreciation	5,021,424	4,915,049
Other long-term assets
Goodwill	4,719,385	4,645,754
Intangibles, less amortization	874,902	859,530
Deferred income taxes	421,037	420,450
Operating lease right-of-use assets, net	773,980	731,766
Other assets	566,309	640,232
Total other long-term assets	7,355,613	7,297,732
Total assets	$23,272,751	$22,821,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,796,398	$6,025,757
Accrued expenses	2,176,934	2,251,181
Accrued income taxes	182,185	101,894
Current operating lease liabilities	109,669	99,051
Current maturities of long-term debt	188,978	62,550
Total current liabilities	8,454,164	8,540,433
Long-term liabilities
Long-term debt	10,703,873	10,347,997
Deferred income taxes	300,034	302,904
Long-term operating lease liabilities	695,717	656,269
Other long-term liabilities	958,614	931,708
Total long-term liabilities	12,658,238	12,238,878
Noncontrolling interest	34,550	33,212
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,838,986	1,814,681
Retained earnings	11,560,924	11,310,664
Accumulated other comprehensive loss	(1,326,800)	(1,252,590)
Treasury stock at cost, 260,971,761 and 260,062,834 shares	(10,712,486)	(10,629,308)
Total shareholders’ equity	2,125,799	2,008,622
Total liabilities and shareholders’ equity	$23,272,751	$22,821,145
Note: The July 1, 2023 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended
	Sep. 30, 2023	Oct. 1, 2022
Sales	$19,620,454	$19,126,830
Cost of sales	15,972,682	15,637,975
Gross profit	3,647,772	3,488,855
Operating expenses	2,844,190	2,752,054
Operating income	803,582	736,801
Interest expense	134,334	124,150
Other expense (income), net (1)	6,640	17,749
Earnings before income taxes	662,608	594,902
Income taxes	159,216	129,334
Net earnings	$503,392	$465,568

Net earnings:
Basic earnings per share	$1.00	$0.92
Diluted earnings per share	0.99	0.91

Average shares outstanding	505,126,492	507,578,576
Diluted shares outstanding	507,069,435	510,383,149

(1)	Gains and losses related to the disposition of fixed assets have been recognized within operating expenses. Prior year amounts have been reclassified to conform to this presentation.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 30, 2023	Oct. 1, 2022
Net earnings	$503,392	$465,568
Other comprehensive income (loss):
Foreign currency translation adjustment	(108,194)	(232,182)
Items presented net of tax:
Amortization of cash flow hedges	2,170	2,155
Change in net investment hedges	—	23,509
Change in cash flow hedges	27,148	(26,390)
Changes in excluded components of fair value hedge	(20)	—
Amortization of prior service cost	146	74
Amortization of actuarial loss	4,982	6,891
Net actuarial gain arising in current year	503	—
Change in marketable securities	(945)	(3,328)
Total other comprehensive loss	(74,210)	(229,271)
Comprehensive income	$429,182	$236,297

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 1, 2023	765,174,900	$765,175	$1,814,681	$11,310,664	$(1,252,590)	260,062,834	$(10,629,308)	$2,008,622
Net earnings				503,392				503,392
Foreign currency translation adjustment					(108,194)			(108,194)
Amortization of cash flow hedges, net of tax					2,170			2,170
Change in cash flow hedges, net of tax					27,148			27,148
Changes in excluded components of fair value hedge, net of tax					(20)			(20)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					5,128			5,128
Net actuarial gain arising in current year, net of tax					503			503
Change in marketable securities, net of tax					(945)			(945)
Dividends declared ($0.50 per common share)				(253,132)				(253,132)
Treasury stock purchases						1,382,947	(99,974)	(99,974)
Share-based compensation awards			24,305			(474,020)	16,796	41,101
Balance as of September 30, 2023	765,174,900	$765,175	$1,838,986	$11,560,924	$(1,326,800)	260,971,761	$(10,712,486)	$2,125,799

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 2, 2022	765,174,900	$765,175	$1,766,305	$10,539,722	$(1,482,054)	256,531,543	$(10,206,888)	$1,382,260
Net earnings				465,568				465,568
Foreign currency translation adjustment					(232,182)			(232,182)
Amortization of cash flow hedges, net of tax					2,155			2,155
Change in cash flow hedges, net of tax					(26,390)			(26,390)
Change in net investment hedges, net of tax					23,509			23,509
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					6,965			6,965
Change in marketable securities, net of tax					(3,328)			(3,328)
Dividends declared ($0.49 per common share)				(248,154)				(248,154)
Treasury stock purchases						3,099,268	(267,727)	(267,727)
Share-based compensation awards			(11,896)			(1,215,822)	24,561	12,665
Balance as of October 1, 2022	765,174,900	$765,175	$1,754,409	$10,757,136	$(1,711,325)	258,414,989	$(10,450,054)	$1,115,341

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 30, 2023	Oct. 1, 2022
Cash flows from operating activities:
Net earnings	$503,392	$465,568
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	24,234	27,224
Depreciation and amortization	206,007	188,924
Operating lease asset amortization	28,801	27,542
Amortization of debt issuance and other debt-related costs	4,554	5,435
Deferred income taxes	(22,201)	(31,226)
Provision for losses on receivables	17,659	3,865
Other non-cash items	(2,084)	5,011
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(284,826)	(576,585)
Increase in inventories	(184,674)	(283,252)
Increase in prepaid expenses and other current assets	(39,402)	(28,372)
(Decrease) increase in accounts payable	(187,574)	288,517
Decrease in accrued expenses	(40,173)	(10,893)
Decrease in operating lease liabilities	(26,668)	(33,319)
Increase in accrued income taxes	80,292	109,280
Decrease in other assets	20,193	17,627
Decrease in other long-term liabilities	(10,378)	(16,740)
Net cash provided by operating activities	87,152	158,606
Cash flows from investing activities:
Additions to plant and equipment	(171,364)	(167,260)
Proceeds from sales of plant and equipment	11,012	22,448
Acquisition of businesses, net of cash acquired	(219,264)	(32,651)
Purchase of marketable securities	(308)	(3,296)
Proceeds from sales of marketable securities	—	2,650
Other investing activities	—	3,274
Net cash used for investing activities	(379,924)	(174,835)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	300,000	97,000
Other debt borrowings including senior notes	126,816	59,063
Other debt repayments including senior notes	(19,587)	(18,104)
Debt issuance costs	(492)	—
Proceeds from stock option exercises	17,399	24,561
Stock repurchases	(99,974)	(267,727)
Dividends paid	(252,880)	(249,294)
Other financing activities	(5,006)	(45,851)
Net cash provided by (used for) financing activities	66,276	(400,352)
Effect of exchange rates on cash, cash equivalents and restricted cash	(11,427)	(11,369)
Net decrease in cash, cash equivalents and restricted cash	(237,923)	(427,950)
Cash, cash equivalents and restricted cash at beginning of period	966,032	931,376
Cash, cash equivalents and restricted cash at end of period	$728,109	$503,426
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$94,065	$84,010
Income taxes, net of refunds	103,277	47,985

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2023. Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

Supplemental Cash Flow Information

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Sep. 30, 2023	Oct. 1, 2022
	(In thousands)
Cash and cash equivalents	$569,104	$437,670
Restricted cash (1)	159,005	65,756
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$728,109	$503,426

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth the company’s non-cash investing and financing activities:

	Sep. 30, 2023	Oct. 1, 2022
	(In thousands)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$82,543	$—
Assets obtained in exchange for finance lease obligations	26,817	13,835

2. NEW ACCOUNTING STANDARDS

Liabilities – Supplier Financing Programs

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs, Subtopic 405-50, that requires entities to disclose in the annual financial statements the key terms of the supplier finance program they use in connection with the purchase of goods and services, along with information about their obligations under such programs, including a roll forward of those obligations. Additionally, the guidance requires disclosure of the outstanding amount of the obligations as of the end of each interim period. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.

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

Sysco completed its assessment of the disclosures required under ASU 2022-04 and adopted the standard, with the exception of the roll forward requirement, in the first quarter of fiscal 2024 on a retrospective basis. The company has agreements with third parties to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations from the company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to participating financial institutions. Obligations of the company that have been confirmed as valid require payment by Sysco upon the due date of the obligation.

The company’s outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Sep. 30, 2023	Jul. 1, 2023	Oct. 1, 2022	Jul. 2, 2022
	(In thousands)
Financed payment obligations	$98,248	$99,606	$101,083	$90,267

3. REVENUE

The company recognizes revenues when its performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.1 billion and $4.7 billion as of September 30, 2023 and July 1, 2023, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of September 30, 2023, Sysco’s contract assets were not significant. Sysco has no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Sep. 30, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$2,684,668	$831,543	$232,985	$—	$3,749,196
Fresh and frozen meats	2,569,190	519,741	480,589	—	3,569,520
Frozen fruits, vegetables, bakery and other	2,027,934	673,548	305,299	—	3,006,781
Dairy products	1,453,960	414,171	141,431	—	2,009,562
Poultry	1,361,695	291,322	273,708	—	1,926,725
Fresh produce	1,361,357	274,718	70,318	—	1,706,393
Paper and disposables	993,837	141,163	186,543	16,282	1,337,825
Seafood	577,635	125,025	43,515	—	746,175
Beverage products	362,665	170,553	146,222	23,866	703,306
Other (1)	330,858	241,426	25,404	267,283	864,971
Total Sales	$13,723,799	$3,683,210	$1,906,014	$307,431	$19,620,454

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Oct. 1, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$2,577,255	$691,374	$236,168	$2,068	$3,506,865
Fresh and frozen meats	2,465,450	453,364	463,440	—	3,382,254
Frozen fruits, vegetables, bakery and other	1,843,464	580,032	309,197	149	2,732,842
Poultry	1,574,251	292,849	277,464	—	2,144,564
Dairy products	1,525,483	366,847	164,648	—	2,056,978
Fresh produce	1,337,919	254,737	65,244	—	1,657,900
Paper and disposables	1,022,904	144,068	209,358	15,056	1,391,386
Seafood	638,405	121,201	40,124	—	799,730
Beverage products	315,619	136,475	138,169	24,657	614,920
Other (1)	301,732	242,788	29,645	265,226	839,391
Total Sales	$13,602,482	$3,283,735	$1,933,457	$307,156	$19,126,830

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

4.  ACQUISITIONS

During the first 13 weeks of fiscal 2024, the company paid cash of $219.3 million for the acquisition of BIX Produce Company.

Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of September 30, 2023, aggregate contingent consideration outstanding was $57.2 million, of which $55.6 million was recorded as earnout liabilities. Earnout liabilities are all measured using unobservable inputs that are considered a Level 3 fair value measurement.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of September 30, 2023 and July 1, 2023:

	Assets Measured at Fair Value as of Sep. 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$215,714	$10,027	$—	$225,741
Other assets (1)	159,005	—	—	159,005
Total assets at fair value	$374,719	$10,027	$—	$384,746

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 1, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$308,952	$10,021	$—	$318,973
Other assets (1)	220,831	—	—	220,831
Total assets at fair value	$529,783	$10,021	$—	$539,804

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $9.8 billion as of September 30, 2023 and $9.8 billion as of July 1, 2023, while the carrying value was $10.9 billion as of September 30, 2023 and $10.4 billion as of July 1, 2023.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 13 weeks of fiscal 2024.

The following table presents the company’s available-for-sale marketable securities as of September 30, 2023 and July 1, 2023:

	Sep. 30, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$99,567	$—	$(7,211)	$92,356	$22,838	$69,518
Government bonds	29,703	—	(2,579)	27,124	—	27,124
Total marketable securities	$129,270	$—	$(9,790)	$119,480	$22,838	$96,642

	Jul. 1, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$99,501	$96	$(6,777)	$92,820	$12,767	$80,053
Government bonds	29,777	—	(1,913)	27,864	—	27,864
Total marketable securities	$129,278	$96	$(8,690)	$120,684	$12,767	$107,917

As of September 30, 2023, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Sep. 30, 2023
(In thousands)
Due in one year or less	$22,838
Due after one year through five years	58,455
Due after five years through ten years	38,187
Total	$119,480

There were no significant realized gains or losses in marketable securities in the first 13 weeks of fiscal 2024.

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

Additionally, Sysco has cross-currency swaps designated as fair value hedges for the purpose of hedging foreign currency risk associated with changes in spot rates on foreign denominated intercompany loans. Sysco has elected to exclude the changes in fair value of the forward points from the assessments of hedge effectiveness. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of the excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded as a component of accumulated other comprehensive income and recognized into earnings over the life of the hedged instrument. Except for the excluded components, changes in the fair value of the derivative instrument designated as a fair value hedge are offset against changes in fair value of the hedged assets or liabilities through earnings.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of the company’s hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of September 30, 2023 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of foreign currency risk
Various (October 2023)	Swedish Krona	73
Various (October 2023 to April 2024)	British Pound Sterling	23
May 2024	Mexican Peso	439
April 2025	Canadian Dollar	180

Hedging of fuel risk
Various (October 2023 to December 2025)	Gallons	62

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of September 30, 2023 and July 1, 2023 are as follows:

		Derivative Fair Value
	Balance Sheet location	Sep. 30, 2023	Jul. 1, 2023
		(In thousands)
Fair Value Hedges:
Cross currency swaps	Other current liabilities	$785	$1,262
Cross currency swaps	Other long-term liabilities	2,237	—

Cash Flow Hedges:
Fuel swaps	Other current assets	9,509	102
Foreign currency forwards	Other current assets	178	624
Fuel swaps	Other assets	2,290	40
Fuel swaps	Other current liabilities	725	17,932
Foreign currency forwards	Other current liabilities	225	404
Fuel swaps	Other long-term liabilities	1	5,637

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	Sep. 30, 2023	Oct. 1, 2022
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$6,640	$124,150
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$—	$2,376
Derivatives designated as hedging instruments	—	(4,759)
Cross currency swaps:
Hedged items	$2,996	$—
Derivatives designated as hedging instruments	(2,996)	—

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended
	Sep. 30, 2023	Oct. 1, 2022
	(In thousands)
Interest expense	$—	$(1,939)
Decrease in fair value of debt	—	(4,315)
Foreign currency gain (loss)	(2,996)	—
Hedged items	$2,996	$2,376

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended September 30, 2023 and October 1, 2022, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 30, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$34,499	Operating expense	$2,334
Foreign currency contracts	(284)	Cost of sales / Other income	—
Total	$34,215		$2,334

Derivatives in net investment hedging relationships:
Foreign denominated debt	$—	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(26)	Other expense (income)	$—

	13-Week Period Ended Oct. 1, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(36,295)	Operating expense	$12,985
Foreign currency contracts	286	Cost of sales / Other income	—
Total	$(36,009)		$12,985

Derivatives in net investment hedging relationships:
Foreign denominated debt	$31,346	N/A	$—

8. DEBT

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. As of September 30, 2023, there were $116.5 million in borrowings outstanding under this facility.

Sysco has a U.S commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of September 30, 2023, there were $300.0 million in commercial paper issuances outstanding under this program.

The total carrying value of our debt was $10.9 billion as of September 30, 2023 and $10.4 billion as of July 1, 2023. The increase in the carrying value of our debt from the prior year was due to new financing leases in support of equipment and borrowings under our long-term revolving credit facility and commercial paper program.

On October 17, 2023, Sysco entered into a new commercial paper dealer agreement with Barclays Bank of Ireland for a commercial paper program with borrowings not to exceed €250 million.

Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 30, 2023	Oct. 1, 2022
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$503,392	$465,568
Denominator:
Weighted-average basic shares outstanding	505,126,492	507,578,576
Dilutive effect of share-based awards	1,942,943	2,804,573
Weighted-average diluted shares outstanding	507,069,435	510,383,149
Basic earnings per share	$1.00	$0.92
Diluted earnings per share	$0.99	$0.91

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 5,988,000 and 1,393,000 for the first quarter of fiscal 2024 and fiscal 2023, respectively.

10.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $429.2 million and $236.3 million for the first quarter of fiscal 2024 and fiscal 2023, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 30, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain, arising in the current year	Other expense, net	$672	$169	$503
Total other comprehensive income before reclassification adjustments		672	169	503
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	195	49	146
Amortization of actuarial loss, net	Other expense, net	6,641	1,659	4,982
Total reclassification adjustments		6,836	1,708	5,128
Foreign currency translation:
Foreign currency translation adjustment	N/A	(108,194)	—	(108,194)
Marketable securities:
Change in marketable securities (1)	N/A	(1,196)	(251)	(945)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense, net	(26)	(6)	(20)
Change in cash flow hedges	Operating expenses (2)	34,215	7,067	27,148
Total other comprehensive income (loss) before reclassification adjustments		34,189	7,061	27,128
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,893	723	2,170
Total other comprehensive income (loss)		$(64,800)	$9,410	$(74,210)

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2024.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Oct. 1, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$99	$25	$74
Amortization of actuarial loss, net	Other expense, net	9,186	2,295	6,891
Total reclassification adjustments		9,285	2,320	6,965
Foreign currency translation:
Foreign currency translation adjustment	N/A	(232,182)	—	(232,182)
Marketable securities:
Change in marketable securities (1)	N/A	(4,212)	(884)	(3,328)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(36,009)	(9,619)	(26,390)
Change in net investment hedges	N/A	31,346	7,837	23,509
Total other comprehensive income before reclassification adjustments		(4,663)	(1,782)	(2,881)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,874	719	2,155
Total other comprehensive income (loss)		$(228,898)	$373	$(229,271)

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2023.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 30, 2023
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 1, 2023	$(839,541)	$(374,290)	$(31,966)	$(6,793)	$(1,252,590)
Net actuarial loss arising in the current year	503	—	—	—	503
Equity adjustment from foreign currency translation	—	(108,194)	—	—	(108,194)
Amortization of cash flow hedges	—	—	2,170	—	2,170
Change in excluded component of fair value hedge	—	—	(20)	—	(20)
Change in cash flow hedge	—	—	27,148	—	27,148
Amortization of unrecognized prior service cost	146	—	—	—	146
Amortization of unrecognized net actuarial losses	4,982	—	—	—	4,982
Change in marketable securities	—	—	—	(945)	(945)
Balance as of Sep. 30, 2023	$(833,910)	$(482,484)	$(2,668)	$(7,738)	$(1,326,800)

	13-Week Period Ended Oct. 1, 2022
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities	Total
	(In thousands)
Balance as of Jul. 2, 2022	$(1,011,335)	$(501,517)	$35,770	$(4,972)	$(1,482,054)
Equity adjustment from foreign currency translation	—	(232,182)	—	—	(232,182)
Amortization of cash flow hedges	—	—	2,155	—	2,155
Change in net investment hedges	—	—	23,509	—	23,509
Change in cash flow hedge	—	—	(26,390)	—	(26,390)
Amortization of unrecognized prior service cost	74	—	—	—	74
Amortization of unrecognized net actuarial losses	6,891	—	—	—	6,891
Change in marketable securities	—	—	—	(3,328)	(3,328)
Balance as of Oct. 1, 2022	$(1,004,370)	$(733,699)	$35,044	$(8,300)	$(1,711,325)

11.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 13 weeks of fiscal 2024, options to purchase 770,442 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 13 weeks of fiscal 2024 was $19.33.

In the first 13 weeks of fiscal 2024, employees were granted 495,045 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 13 weeks of fiscal 2024 was $75.10. The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 13 weeks of fiscal 2024, employees were granted 339,386 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 13 weeks of fiscal 2024 was $72.28.

Employee Stock Purchase Plan

Plan participants purchased 360,130 shares of common stock under the ESPP during the first 13 weeks of fiscal 2024. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $9.91 during the first 13 weeks of fiscal 2024. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $24.2 million and $27.2 million for the first 13 weeks of fiscal 2024 and fiscal 2023, respectively.

As of September 30, 2023, there was $165.3 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.07 years.

12.  INCOME TAXES

Effective Tax Rate

For the first quarter of fiscal 2024, the company’s effective tax rate of 24.03% is higher than the company’s statutory tax rate as a result of state income taxes, and partially offset by a foreign income tax benefit. For the first quarter of fiscal 2023, the company’s effective tax rate of 21.74% was higher than the company’s statutory tax rate as a result of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

Uncertain Tax Positions

As of September 30, 2023, the gross amount of unrecognized tax benefit and related accrued interest was $32.4 million and $8.7 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

During the third quarter of fiscal 2023, Sysco received a Statutory Notice of Deficiency from the Internal Revenue Service, mainly related to foreign tax credits generated in fiscal 2018 from repatriated earnings primarily from our Canadian operations. In the fourth quarter of fiscal 2023, the company filed suit in the U.S. Tax Court challenging the validity of certain tax regulations related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act of 2017 (TCJA). The lawsuit seeks to have the court invalidate these regulations, which would affirm the company’s position regarding its foreign tax credits. Sysco has previously recorded a benefit of $131.0 million attributable to its interpretation of the TCJA and the Internal Revenue Code. If the company is ultimately unsuccessful in defending its position, it may be required to reverse all, or some portion, of the benefit previously recorded.

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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended
	Sep. 30, 2023	Oct. 1, 2022
Sales:	(In thousands)
U.S. Foodservice Operations	$13,723,799	$13,602,482
International Foodservice Operations	3,683,210	3,283,735
SYGMA	1,906,014	1,933,457
Other	307,431	307,156
Total	$19,620,454	$19,126,830

	13-Week Period Ended
	Sep. 30, 2023	Oct. 1, 2022
Operating income (loss):	(In thousands)
U.S. Foodservice Operations	$940,971	$905,712
International Foodservice Operations	93,483	86,980
SYGMA	12,767	5,696
Other	11,823	11,538
Total segments	1,059,044	1,009,926
Global Support Center	(255,462)	(273,125)
Total operating income	803,582	736,801
Interest expense	134,334	124,150
Other expense, net	6,640	17,749
Earnings before income taxes	$662,608	$594,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of July 1, 2023, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2023 (our fiscal 2023 Form 10-K), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

Highlights

Our improved results for the first quarter of fiscal 2024 demonstrate the favorable impact of our Recipe for Growth Strategy on our business, as we experienced earnings growth in excess of sales growth, compared to the first quarter of fiscal 2023. The increase in earnings was the result of volume growth, effective margin management and productivity improvements. Our gross profit growth this quarter outpaced operating expense, due to effective management of product cost deflation in the U.S., improvements in supply chain productivity and cost-out actions. See below for a comparison of our fiscal 2024 results to our fiscal 2023 results, both including and excluding Certain Items (as defined below).

Comparisons of results from the first quarter of fiscal 2024 to the first quarter of fiscal 2023 are presented below:

•Sales:
◦increased 2.6%, or $493.6 million, to $19.6 billion;
•Operating income:
◦increased 9.1%, or $66.8 million, to $803.6 million;
◦adjusted operating income increased 10.6%, or $81.6 million, to $854.3 million;
•Net earnings:
◦increased 8.1%, or $37.8 million, to $503.4 million;
◦adjusted net earnings increased 9.9%, or $49.0 million, to $541.6 million;
•Basic earnings per share:
◦increased 8.7%, or $0.08, to $1.00 per share;
•Diluted earnings per share:
◦increased 8.8%, or $0.08, to $0.99 per share;
◦adjusted diluted earnings per share increased 10.3%, or $0.10, to $1.07;
•EBITDA:
◦increased 10.5%, or $95.0 million, to $1.0 billion; and
◦adjusted EBITDA increased 11.7%, or $107.5 million, to $1.0 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance pertaining to COVID-related personal protection equipment inventory and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances.

The fiscal 2024 and fiscal 2023 items discussed above are collectively referred to as “Certain Items.” The results of our operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our results on a constant currency basis.

Trends

Economic and Industry Trends

Sysco continues to outperform the foodservice market due to the success of the Recipe for Growth strategy. The food-away-from-home sector is a healthy long-term market. Sysco is diversified and well positioned as a market leader in food service. The foodservice market is expected to grow at a slower rate in fiscal 2024 as compared to fiscal 2023, due to current macroeconomic conditions.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. The most significant factor affecting performance in the first quarter of fiscal 2024 was volume growth, as we experienced a 1.6% improvement in U.S. Foodservice case volume and a 0.1% decrease in local case volume within our U.S. segment in each case as compared to the first quarter of fiscal 2023. This volume reflects our broadline and specialty businesses, except for our specialty meats business, which measures its volume in pounds.

We experienced inflation at a rate of 1.7% in the first quarter of fiscal 2024, at the total enterprise level, primarily driven by inflation in the frozen and canned and dry categories. We continue to be successful in managing our inflation, resulting in an increase in gross profit dollars. Gross margin increased 35 basis points in the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, primarily driven by higher volumes, the effective management of inflation, and our strategic sourcing efforts. We expect total enterprise level inflation to continue to be slightly positive in fiscal 2024.

Operating Expense Trends

Total operating expenses increased 3.3% during the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, driven by increased volumes. We continued to improve our supply chain efficiency, while investing in associate retention and best-in-class training, primarily for transportation and warehouse colleagues. These efficiency efforts are expected to continue to improve in fiscal 2024. We believe the advancements we are making in our physical capabilities, and the investments we are making in improved training, will provide higher service levels to our customers and strengthen Sysco’s ability to profitably win market share.

Interest Expense Trends

Interest expense for fiscal 2024 is expected to increase by approximately $50 million, as compared to fiscal 2023, due to higher debt associated with our planned acquisition of Edward Don & Company.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy, where we plan to reinforce our existing businesses, while cultivating new channels, new segments and new capabilities.

In the first quarter of fiscal 2024, we acquired BIX Produce Company, a leading produce specialty distributor based in Minnesota. This acquisition is expected to provide a strategic opportunity for specialty produce operations to expand its geographic footprint in an area of the country where it does not currently have operations. This company’s results are included within U.S. Foodservice Operations and were not material to our results for the first quarter of fiscal 2024.

In the second quarter of fiscal 2024, we announced our planned acquisition of Edward Don & Company, one of the largest kitchen equipment and supplies distributors, based out of Chicago. Edward Don & Company has a robust supply chain that is expected to enable cost effective distribution of restaurant equipment and supplies. This acquisition will further demonstrate our Recipe for Growth strategy of focusing on building strategic specialty platforms that help us better support restaurant and hospitality customers.

The results of these acquisitions are not expected to be material to the consolidated results of the company for fiscal 2024.

Strategy

Our purpose is “Connecting the World to Share Food and Care for One Another.” Purpose driven companies are believed to perform better, and we believe our purpose will assist us to grow substantially faster than the foodservice distribution industry and deliver profitable growth through our Recipe for Growth transformation. This growth transformation is supported by strategic pillars that we believe will allow us to better serve our customers, including our digital, products and solutions, supply chain, customer teams, and future horizons strategies.

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

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 30, 2023	Oct. 1, 2022
Sales	100.0%	100.0%
Cost of sales	81.4	81.8
Gross profit	18.6	18.2
Operating expenses	14.5	14.4
Operating income	4.1	3.8
Interest expense	0.7	0.6
Other expense (income), net	—	0.1
Earnings before income taxes	3.4	3.1
Income taxes	0.8	0.7
Net earnings	2.6%	2.4%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sep. 30, 2023
Sales	2.6%
Cost of sales	2.1
Gross profit	4.6
Operating expenses	3.3
Operating income	9.1
Interest expense	8.2
Other expense (income), net (1)	(62.6)
Earnings before income taxes	11.4
Income taxes	23.1
Net earnings	8.1%
Basic earnings per share	8.7%
Diluted earnings per share	8.8
Average shares outstanding	(0.5)
Diluted shares outstanding	(0.6)

(1)	Other expense (income), net was expense of $6.6 million and $17.7 million in the first quarter of fiscal 2024 and fiscal 2023, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Sep. 30, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$13,723,799	$3,683,210	$1,906,014	$307,431	$—	$19,620,454
Sales increase (decrease)	0.9%	12.2%	(1.4)%	0.1%		2.6%
Percentage of total	69.9%	18.8%	9.7%	1.6%		100.0%

Operating income (loss)	$940,971	$93,483	$12,767	$11,823	$(255,462)	$803,582
Operating income (loss) increase (decrease)	3.9%	7.5%	NM	2.5%	(6.5)%	9.1%
Percentage of total segments	88.9%	8.8%	1.2%	1.1%		100.0%
Operating income as a percentage of sales	6.9%	2.5%	0.7%	3.8%		4.1%

	13-Week Period Ended Oct. 1, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$13,602,482	$3,283,735	$1,933,457	$307,156	$—	$19,126,830
Percentage of total	71.1%	17.2%	10.1%	1.6%		100.0%

Operating income (loss)	$905,712	$86,980	$5,696	$11,538	$(273,125)	$736,801
Percentage of total segments	89.7%	8.6%	0.6%	1.1%		100.0%
Operating income as a percentage of sales	6.7%	2.6%	0.3%	3.8%		3.9%

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 30, 2023	13-Week Period Ended Oct. 1, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$13,723,799	$13,602,482	$121,317	0.9%
Gross profit	2,684,775	2,612,343	72,432	2.8
Operating expenses	1,743,804	1,706,631	37,173	2.2
Operating income	$940,971	$905,712	$35,259	3.9%

Gross profit	$2,684,775	$2,612,343	$72,432	2.8%
Adjusted operating expenses (Non-GAAP)	1,731,201	1,696,686	34,515	2.0
Adjusted operating income (Non-GAAP)	$953,574	$915,657	$37,917	4.1%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	1.6%	$206.5
Deflation	(0.4)	(49.1)
Other (2)	(0.3)	(36.1)
Total change in sales	0.9%	$121.3

(1)	Case volumes increased 1.6% compared to the first quarter of fiscal 2023. This volume increase resulted in a 1.6% increase in the dollar value of sales compared to the first quarter of fiscal 2023.
(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from these specialty meats operations is included within “Other.”

The sales growth in our U.S. Foodservice Operations was fueled by market share gains. Case volumes from our U.S. Foodservice Operations increased 1.6% in the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023. This included a 0.1% decrease in local customer case volume in the first quarter of fiscal 2024.

Operating Income

The increase in operating income for the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, was driven by gross profit dollar growth, partially offset by an increase in operating expenses.

Gross profit dollar growth in the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, was driven primarily by higher volumes, improvements in supply chain productivity and our strategic sourcing efforts. The estimated change in product costs, an internal measure of inflation or deflation, decreased in the first quarter of fiscal 2024. Gross margin, which is gross profit as a percentage of sales, was 19.6% in the first quarter of fiscal 2024 for our U.S. Foodservice Operations, which was an increase of 36 basis points compared to gross margin of 19.2% in the first quarter of fiscal 2023.

The increase in operating expenses for the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, was primarily driven by increased volumes.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 30, 2023	13-Week Period Ended Oct. 1, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$3,683,210	$3,283,735	$399,475	12.2%
Gross profit	732,039	649,265	82,774	12.7
Operating expenses	638,556	562,285	76,271	13.6
Operating income	$93,483	$86,980	$6,503	7.5%

Gross profit	$732,039	$649,265	$82,774	12.7%
Adjusted operating expenses (Non-GAAP)	615,856	542,364	73,492	13.6
Adjusted operating income (Non-GAAP)	$116,183	$106,901	$9,282	8.7%

Sales on a constant currency basis (Non-GAAP)	$3,577,707	$3,283,735	$293,972	9.0%
Gross profit on a constant currency basis (Non-GAAP)	705,328	649,265	56,063	8.6
Adjusted operating expenses on a constant currency basis (Non-GAAP)	590,439	542,364	48,075	8.9
Adjusted operating income on a constant currency basis (Non-GAAP)	$114,889	$106,901	$7,988	7.5%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	7.6%	$248.8
Foreign currency	3.2	105.5
Other (1)	1.4	45.2
Total change in sales	12.2%	$399.5

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the first quarter of fiscal 2024 were higher, as compared to the first quarter of fiscal 2023, due to inflation, a positive impact of foreign currency translation, and an improvement in volume primarily attributable to our Recipe for Growth initiatives.

Operating Income

The increase in operating income for the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, was due to the continuing increase in sales volumes, along with specific efforts to optimize our gross profit while addressing our increased operating expenses.

The increase in gross profit dollars in the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, was attributable to the increase in sales volume and the management of inflation, along with specific efforts to optimize our gross profit dollars.

The increase in operating expenses for the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, was primarily due to increased volume.

Results of SYGMA and Other Segment

For SYGMA, sales were 1.4% lower in the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, primarily due to the planned exit of business that did not meet our disciplined profit thresholds. Operating income increased by $7.1 million in the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, due to decreases in operating expenses.

For the operations that are grouped within Other, operating income increased $0.3 million in the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023. The operations in this group mainly consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the first quarter of fiscal 2024 decreased $10.0 million, or 3.8%, as compared to the first quarter of fiscal 2023, primarily due to decreases in insurance expenses and fuel hedging program costs, offset by increases in costs associated with business technology transformation initiatives, payroll-related costs, and depreciation expenses.

Included in Global Support Center expenses are Certain Items that totaled $15.4 million in the first quarter of fiscal 2024, as compared to $6.1 million in the first quarter of fiscal 2023. Certain Items impacting the first quarter of fiscal 2024 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the first quarter of fiscal 2023 were primarily expenses associated with our business technology transformation initiatives.

Interest Expense

Interest expense increased $10.2 million for the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023. The increase was primarily due to increased interest rates on borrowings and an increase in commercial paper borrowing activity.

Other income and expense

Other expense, net decreased $11.1 million for the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, due to an increase in interest income earned and a decrease in pension and postretirement non-service costs.

Net Earnings

Net earnings increased 8.1% in the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, primarily due to the items noted above for operating income and other expense, as well as items impacting our income taxes that are discussed in Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 9.9% in the first quarter of fiscal 2024, primarily due to an increase in sales volume.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2024 were $1.00, an 8.7% increase from the comparable prior year amount of $0.92 per share. Diluted earnings per share in the first quarter of fiscal 2024 were $0.99, an 8.8% increase from the comparable prior year period amount of $0.91 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first quarter of fiscal 2024 were $1.07, a 10.3% increase from the comparable prior year amount of $0.97 per share.

Non-GAAP Reconciliations

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance pertaining to COVID-related personal protection equipment inventory and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances.

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

Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove these Certain Items and presenting its results on a constant currency basis provides an important perspective with respect to our underlying business trends and results. It provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

Sysco has a history of growth through acquisitions and excludes from its non-GAAP financial measures the impact of acquisition-related intangible amortization, acquisition costs and due-diligence costs for those acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal year 2024 and fiscal year 2023.

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

	13-Week Period Ended Sep. 30, 2023	13-Week Period Ended Oct. 1, 2022	Change in Dollars	%/bps Change
Sales (GAAP)	$19,620,454	$19,126,830	$493,624	2.6%
Impact of currency fluctuations (1)	(104,066)	—	(104,066)	(0.6)
Comparable sales using a constant currency basis (Non-GAAP)	$19,516,388	$19,126,830	$389,558	2.0%

Cost of sales (GAAP)	$15,972,682	$15,637,975	$334,707	2.1%
Impact of inventory valuation adjustment (2)	—	2,571	(2,571)	NM
Cost of sales adjusted for Certain Items (Non-GAAP)	$15,972,682	$15,640,546	$332,136	2.1%

Gross profit (GAAP)	$3,647,772	$3,488,855	$158,917	4.6%
Impact of inventory valuation adjustment (2)	—	(2,571)	2,571	NM
Gross profit adjusted for Certain Items (Non-GAAP)	3,647,772	3,486,284	161,488	4.6
Impact of currency fluctuations (1)	(26,184)	—	(26,184)	(0.7)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,621,588	$3,486,284	$135,304	3.9%

Gross margin (GAAP)	18.59%	18.24%		35 bps
Impact of inventory valuation adjustment (2)	—	(0.01)		1 bps
Gross margin adjusted for Certain Items (Non-GAAP)	18.59	18.23		36 bps
Impact of currency fluctuations (1)	(0.03)	—		-3 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.56%	18.23%		33 bps

Operating expenses (GAAP)	$2,844,190	$2,752,054	$92,136	3.3%
Impact of restructuring and transformational project costs (3)	(19,675)	(11,645)	(8,030)	(69.0)
Impact of acquisition-related costs (4)	(31,038)	(29,454)	(1,584)	(5.4)
Impact of bad debt reserve adjustments (5)	—	2,592	(2,592)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	2,793,477	2,713,547	79,930	2.9
Impact of currency fluctuations (1)	(25,838)	—	(25,838)	(0.9)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,767,639	$2,713,547	$54,092	2.0%

Operating expense as a percentage of sales (GAAP)	14.50%	14.39%		11 bps
Impact of certain item adjustments	(0.26)	(0.20)		-6 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.24%	14.19%		5 bps

Operating income (GAAP)	$803,582	$736,801	$66,781	9.1%
Impact of inventory valuation adjustment (2)	—	(2,571)	2,571	NM
Impact of restructuring and transformational project costs (3)	19,675	11,645	8,030	69.0
Impact of acquisition-related costs (4)	31,038	29,454	1,584	5.4
Impact of bad debt reserve adjustments (5)	—	(2,592)	2,592	NM
Operating income adjusted for Certain Items (Non-GAAP)	854,295	772,737	81,558	10.6
Impact of currency fluctuations (1)	(346)	—	(346)	(0.1)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$853,949	$772,737	$81,212	10.5%

Operating margin (GAAP)	4.10%	3.85%		25 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.35%	4.04%		31 bps

	13-Week Period Ended Sep. 30, 2023	13-Week Period Ended Oct. 1, 2022	Change in Dollars	%/bps Change
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.38%	4.04%		34 bps

Net earnings (GAAP)	$503,392	$465,568	$37,824	8.1%
Impact of inventory valuation adjustment (2)	—	(2,571)	2,571	NM
Impact of restructuring and transformational project costs (3)	19,675	11,645	8,030	69.0
Impact of acquisition-related costs (4)	31,038	29,454	1,584	5.4
Impact of bad debt reserve adjustments (5)	—	(2,592)	2,592	NM
Tax impact of inventory valuation adjustment (6)	—	637	(637)	NM
Tax impact of restructuring and transformational project costs (6)	(4,847)	(2,884)	(1,963)	(68.1)
Tax impact of acquisition-related costs (6)	(7,646)	(7,295)	(351)	(4.8)
Tax impact of bad debt reserves adjustments (6)	—	642	(642)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$541,612	$492,604	$49,008	9.9%

Diluted earnings per share (GAAP)	$0.99	$0.91	$0.08	8.8%
Impact of inventory valuation adjustment (2)	—	(0.01)	0.01	NM
Impact of restructuring and transformational project costs (3)	0.04	0.02	0.02	100.0
Impact of acquisition-related costs (4)	0.06	0.06	—	—
Impact of bad debt reserve adjustments (5)	—	(0.01)	0.01	NM
Tax impact of restructuring and transformational project costs (6)	(0.01)	(0.01)	—	—
Tax impact of acquisition-related costs (6)	(0.02)	(0.01)	(0.01)	(100.0)
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	$1.07	$0.97	$0.10	10.3%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory.
(3)
Fiscal 2024 includes $6 million related to restructuring and severance charges and $14 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2023 includes $4 million related to restructuring and severance charges and $8 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(4)
Fiscal 2024 includes $28 million of intangible amortization expense and $3 million in acquisition and due diligence costs. Fiscal 2023 includes $26 million of intangible amortization expense and $4 million in acquisition and due diligence costs.

(5)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(6)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(7)	Individual components of diluted earnings per share may not equal the total presented when added due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM represents that the percentage change is not meaningful.

	13-Week Period Ended Sep. 30, 2023	13-Week Period Ended Oct. 1, 2022	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,743,804	$1,706,631	$37,173	2.2%
Impact of restructuring and transformational project costs	(55)	48	(103)	NM
Impact of acquisition-related costs (1)	(12,548)	(12,585)	37	0.3
Impact of bad debt reserve adjustments (2)	—	2,592	(2,592)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,731,201	$1,696,686	$34,515	2.0%

Operating income (GAAP)	$940,971	$905,712	$35,259	3.9%
Impact of restructuring and transformational project costs	55	(48)	103	NM
Impact of acquisition-related costs (1)	12,548	12,585	(37)	(0.3)
Impact of bad debt reserve adjustments (2)	—	(2,592)	2,592	NM
Operating income adjusted for Certain Items (Non-GAAP)	$953,574	$915,657	$37,917	4.1%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,683,210	$3,283,735	$399,475	12.2%
Impact of currency fluctuations (3)	(105,503)	—	(105,503)	(3.2)
Comparable sales using a constant currency basis (Non-GAAP)	$3,577,707	$3,283,735	$293,972	9.0%

Gross profit (GAAP)	$732,039	$649,265	$82,774	12.7%
Impact of currency fluctuations (3)	(26,711)	—	(26,711)	(4.1)
Comparable gross profit using a constant currency basis (Non-GAAP)	$705,328	$649,265	$56,063	8.6%

Gross margin (GAAP)	19.88%	19.77%		11 bps
Impact of currency fluctuations (3)	(0.17)	—		-17 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.71%	19.77%		-6 bps

Operating expenses (GAAP)	$638,556	$562,285	$76,271	13.6%
Impact of restructuring and transformational project costs (4)	(5,803)	(3,907)	(1,896)	(48.5)
Impact of acquisition-related costs (5)	(16,897)	(16,014)	(883)	(5.5)
Operating expenses adjusted for Certain Items (Non-GAAP)	615,856	542,364	73,492	13.6
Impact of currency fluctuations (3)	(25,417)	—	(25,417)	(4.7)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$590,439	$542,364	$48,075	8.9%

Operating income (GAAP)	$93,483	$86,980	$6,503	7.5%
Impact of restructuring and transformational project costs (4)	5,803	3,907	1,896	48.5
Impact of acquisition-related costs (5)	16,897	16,014	883	5.5
Operating income adjusted for Certain Items (Non-GAAP)	116,183	106,901	9,282	8.7
Impact of currency fluctuations (3)	(1,294)	—	(1,294)	(1.2)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$114,889	$106,901	$7,988	7.5%

SYGMA
Operating expenses (GAAP)	$140,043	$148,197	$(8,154)	(5.5)%
Operating income (GAAP)	12,767	5,696	7,071	NM

OTHER
Operating expenses (GAAP)	$66,152	$69,300	$(3,148)	(4.5)%
Operating income (GAAP)	11,823	11,538	285	2.5

	13-Week Period Ended Sep. 30, 2023	13-Week Period Ended Oct. 1, 2022	Change in Dollars	%/bps Change
GLOBAL SUPPORT CENTER
Gross profit (loss) (GAAP)	$173	$(7,484)	$7,657	NM
Impact of inventory valuation adjustment (6)	—	(2,571)	2,571	NM
Gross profit (loss) adjusted for Certain Items (Non-GAAP)	$173	$(10,055)	$10,228	NM

Operating expenses (GAAP)	$255,635	$265,641	$(10,006)	(3.8)%
Impact of restructuring and transformational project costs (7)	(13,817)	(7,786)	(6,031)	(77.5)
Impact of acquisition-related costs (8)	(1,593)	(855)	(738)	(86.3)
Operating expenses adjusted for Certain Items (Non-GAAP)	$240,225	$257,000	$(16,775)	(6.5)%

Operating loss (GAAP)	$(255,462)	$(273,125)	$17,663	6.5%
Impact of inventory valuation adjustment (6)	—	(2,571)	2,571	NM
Impact of restructuring and transformational project costs (7)	13,817	7,786	6,031	77.5
Impact of acquisition-related costs (8)	1,593	855	738	86.3
Operating loss adjusted for Certain Items (Non-GAAP)	$(240,052)	$(267,055)	$27,003	10.1%

(1)	Fiscal 2024 and fiscal 2023 include intangible amortization expense and acquisition costs.
(2)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
NM represents that the percentage change is not meaningful.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA should not be used as a substitute for the most comparable GAAP measure in assessing Sysco’s overall financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2023 Form 10-K for discussions regarding this non-GAAP performance metric. Set forth below is a reconciliation of actual net earnings to EBITDA and to adjusted EBITDA results for the periods presented (dollars in thousands):

	13-Week Period Ended Sep. 30, 2023	13-Week Period Ended Oct. 1, 2022	Change in Dollars	% Change
Net earnings (GAAP)	$503,392	$465,568	$37,824	8.1%
Interest (GAAP)	134,334	124,150	10,184	8.2
Income taxes (GAAP)	159,216	129,334	29,882	23.1
Depreciation and amortization (GAAP)	206,007	188,924	17,083	9.0
EBITDA (Non-GAAP)	$1,002,949	$907,976	$94,973	10.5%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$—	$(2,571)	$2,571	NM
Impact of restructuring and transformational project costs (2)	18,833	10,509	8,324	79.2
Impact of acquisition-related costs (3)	2,629	3,546	(917)	(25.9)
Impact of bad debt reserve adjustments (4)	—	(2,592)	2,592	NM
EBITDA adjusted for Certain Items (Non-GAAP) (5)	$1,024,411	$916,868	$107,543	11.7%

(1)	Fiscal 2023 represents an adjustment to a product return allowance, related to COVID-related personal protection equipment inventory.
(2)
Fiscal 2024 and fiscal 2023 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.

(3)	Fiscal 2024 and fiscal 2023 include acquisition and due diligence costs.
(4)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $12 million and $3 million or non-cash stock compensation expense of $24 million and $27 million in fiscal 2024 and fiscal 2023, respectively.

NM represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

We produced negative free cash flow, impacted by higher capital expenditures, timing and historical seasonality, and investments towards our Recipe for Growth strategy. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 13 weeks of fiscal 2024 to the first 13 weeks of fiscal 2023 are provided.

	13-Week Period Ended Sep. 30, 2023	13-Week Period Ended Oct. 1, 2022
Source of cash (use of cash)	(In thousands)
Net cash provided by operating activities (GAAP)	$87,152	$158,606
Additions to plant and equipment	(171,364)	(167,260)
Proceeds from sales of plant and equipment	11,012	22,448
Free Cash Flow (Non-GAAP) (1)	$(73,200)	$13,794

Acquisition of businesses, net of cash acquired	$(219,264)	$(32,651)
Debt borrowings (repayments), net	407,229	137,959
Stock repurchases	(99,974)	(267,727)
Dividends paid	(252,880)	(249,294)

(1)
Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2023 Form 10-K for discussions regarding this non-GAAP performance metric.

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. As of September 30, 2023, we had $569.1 million in cash and cash equivalents, approximately 92% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow and, due to our strong financial position, we believe that we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. Remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper program and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $87.2 million in cash flows from operations in the first 13 weeks of fiscal 2024, compared to cash flows from operations of $158.6 million in the first 13 weeks of fiscal 2023. In the first 13 weeks of fiscal 2024, these amounts included year-over-year unfavorable comparisons on working capital of $85.8 million due to an unfavorable comparison on accounts payable, partially offset by a favorable comparison on accounts receivable and inventory. Accrued expenses also had an unfavorable comparison, primarily from accrued payroll in the first 13 weeks of fiscal 2024 in comparison to the first 13 weeks of fiscal 2023. Income taxes negatively impacted cash flows from operations, as estimated payments made in the first 13 weeks of fiscal 2024 increased compared to the first 13 weeks of fiscal 2023.

Investing Activities

Our capital expenditures in the first 13 weeks of fiscal 2024 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 13 weeks of fiscal 2024 were $4.1 million higher than in the first 13 weeks of fiscal 2023, as we made investments to advance our Recipe for Growth strategy.

During the first 13 weeks of fiscal 2024, we paid $219.3 million, net of cash acquired, for acquisitions compared to $32.7 million in acquisitions made in the first 13 weeks of fiscal 2023.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $17.4 million in the first 13 weeks of fiscal 2024, as compared to $24.6 million in the first 13 weeks of fiscal 2023. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased 1,382,947 shares for $100.0 million during the first 13 weeks of fiscal 2024, and intend to repurchase $750.0 million in fiscal 2024. As of September 30, 2023, we had a remaining authorization of approximately $3.9 billion. We repurchased 319,375 additional shares for $20.4 million under our authorization through October 13, 2023.

Dividends paid in the first 13 weeks of fiscal 2024 were $252.9 million, or $0.50 per share, as compared to $249.3 million, or $0.49 per share, in the first 13 weeks of fiscal 2023. In August 2023, we declared our regular quarterly dividend for the first quarter of fiscal 2024 of $0.50 per share, which was paid in October 2023.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of September 30, 2023 are disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, at that time entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of September 30, 2023, Sysco had a total of $9.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2023 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Sep. 30, 2023	Jul. 1, 2023
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$272,246	$321,476
Current assets	5,723,242	5,149,509
Total current assets	$5,995,488	$5,470,985
Notes receivable from non-obligor subsidiaries	$109,020	$108,380
Other noncurrent assets	4,356,920	4,254,145
Total noncurrent assets	$4,465,940	$4,362,525

LIABILITIES
Payables due to non-obligor subsidiaries	$139,794	$71,175
Other current liabilities	2,210,744	2,305,435
Total current liabilities	$2,350,538	$2,376,610
Notes payable to non-obligor subsidiaries	$239,892	$240,874
Long-term debt	10,148,155	9,793,541
Other noncurrent liabilities	1,213,561	1,121,884
Total noncurrent liabilities	$11,601,608	$11,156,299

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	13-Week Period Ended Sep. 30, 2023
(In thousands)
Sales	$12,311,637
Gross profit	2,262,288
Operating income	663,645
Interest expense from non-obligor subsidiaries	2,698
Net earnings	387,862

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to goodwill and intangible assets, income taxes, company-sponsored pension plans and inventory valuation, which are described in Item 7 of our fiscal 2023 Form 10-K.

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

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this Form 10-Q and those discussed in Item 1A of our fiscal 2023 Form 10-K:

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
•the impact and effects of public health crises, pandemics and epidemics, such as the outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations;
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
•the risk that future labor disruptions or disputes could disrupt the integration of Brakes France and Davigel into Sysco France and our operations in France and the European Union generally;
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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our fiscal 2023 Form 10-K and in Item 1A of Part II of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our fiscal 2023 Form 10-K. There have been no significant changes to our market risks since July 1, 2023.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of our risk factors, see the section entitled “Risk Factors” in our 2023 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the first quarter of fiscal 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
July 2 - July 29	292,233	$74.37	292,233	—
Month #2
July 30 - August 26	593,685	73.18	593,685	—
Month #3
August 27 - September 30	497,029	69.96	497,029	—
Totals	1,382,947	$72.28	1,382,947	—

(1)	The total number of shares purchased includes no shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 or Month #3.
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

We repurchased 1,382,947 shares for $100.0 million during fiscal 2024. As of September 30, 2023, we had a remaining authorization of approximately $3.9 billion. We purchased 319,375 additional shares under our authorization through October 13, 2023.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Insider Trading Arrangements and Policies

The table below shows the outstanding plans or other arrangements (each, a (Plan)) providing for the purchase and/or sale of Sysco securities by Sysco’s directors and Section 16 officers, including those Plans adopted or terminated during the quarter ended September 30, 2023:

Name	Title	Action	Date	Trading Arrangement		Number of Securities Converted	Expiration Date (4)
				Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Kevin Hourican	President and Chief Executive Officer	Adopt	May 4, 2023	X		75,019 shares to be sold	March 1, 2024
Greg Bertrand	Executive Vice President, US Foodservice Operations	Adopt	February 15, 2023	X		92,145 shares to be sold (3)	December 31, 2024
Neil Russell	Senior Vice President, Corporate Affairs and Chief Administrative Officer	Adopt	February 14, 2023	X		1,056 shares to be sold 1,000 shares to be acquired and held upon the exercise of vested stock options	December 29, 2023
Scott Stone	Vice President, Financial Reporting and former Interim Chief Accounting Officer	Adopt	February 6, 2023	X		21,884 shares to be sold	March 7, 2024

(1)	Intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).
(2)	Non-Rule Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
(3)	The shares reported for Mr. Bertrand include 3,444 shares directly held by Mr. Bertrand’s children and covered under three separate trading plans with identical adoption and expiration dates.
(4)	Each Plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the Plan have been executed; or (iii) such date the Plan is otherwise terminated according to its terms.

Item 6.  Exhibits

The exhibits listed on the Exhibit Index below are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—
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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated June 21, 2023, incorporated by reference to Exhibit 3.1 to the Form 10-K filed on June 23, 2023 (File No. 1-6544).

10.1†#	—	Sysco Corporation Annual Incentive Program (AIP) for Fiscal Year 2024 adopted effective July 31, 2023.

10.2†#	—	Form of Stock Option Grant Agreement (Fiscal Year 2024) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.3†#	—	Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2024) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.4†#	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2024) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.5†#	—	Form of Protective Covenants Agreement for Executive Vice Presidents and Senior Vice Presidents.

10.6†	—
Summary of Named Executive Officer Compensation, incorporated by reference to the section entitled “Executive Compensation” in the Sysco Corporation Proxy Statement filed on October 5, 2023 (File No. 1-6544).

10.7†#	—	Letter Agreement, dated as of September 29, 2023, by and between Jennifer L. Johnson and Sysco Corporation.

10.8†#	—	Letter Agreement, dated as of October 2, 2023, by and between Judith S. Sansone and Sysco Corporation.

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended July 2, 2022 filed on August 26, 2022 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: October 31, 2023	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: October 31, 2023	By:	/s/ KENNY K. CHEUNG
Kenny K. Cheung
Executive Vice President and
Chief Financial Officer

Date: October 31, 2023	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President and
Chief Accounting Officer