Form 10-Q
period 2023-12-30
SYSCO CORP
filed 2024-01-31
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
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

497,829,748 shares of common stock were outstanding as of January 12, 2024.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Dec. 30, 2023	Jul. 1, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$962,165	$745,201
Accounts receivable, less allowances of $79,179 and $45,599	5,291,552	5,091,970
Inventories	4,722,499	4,480,812
Prepaid expenses and other current assets	327,569	284,566
Income tax receivable	5,815	5,815
Total current assets	11,309,600	10,608,364
Plant and equipment at cost, less accumulated depreciation	5,157,150	4,915,049
Other long-term assets
Goodwill	5,255,010	4,645,754
Intangibles, less amortization	1,174,151	859,530
Deferred income taxes	444,180	420,450
Operating lease right-of-use assets, net	824,390	731,766
Other assets	576,120	640,232
Total other long-term assets	8,273,851	7,297,732
Total assets	$24,740,601	$22,821,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,737,726	$6,025,757
Accrued expenses	2,266,062	2,251,181
Accrued income taxes	46,772	101,894
Current operating lease liabilities	119,397	99,051
Current maturities of long-term debt	84,513	62,550
Total current liabilities	8,254,470	8,540,433
Long-term liabilities
Long-term debt	12,028,122	10,347,997
Deferred income taxes	303,878	302,904
Long-term operating lease liabilities	737,354	656,269
Other long-term liabilities	979,376	931,708
Total long-term liabilities	14,048,730	12,238,878
Noncontrolling interest	33,367	33,212
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,877,201	1,814,681
Retained earnings	11,724,251	11,310,664
Accumulated other comprehensive loss	(1,189,753)	(1,252,590)
Treasury stock at cost, 261,472,819 and 260,062,834 shares	(10,772,840)	(10,629,308)
Total shareholders’ equity	2,404,034	2,008,622
Total liabilities and shareholders’ equity	$24,740,601	$22,821,145
Note: The July 1, 2023 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022
Sales	$19,287,942	$18,593,953	$38,908,396	$37,720,783
Cost of sales	15,774,309	15,244,337	31,746,991	30,882,312
Gross profit	3,513,633	3,349,616	7,161,405	6,838,471
Operating expenses	2,813,590	2,708,793	5,657,780	5,460,847
Operating income	700,043	640,823	1,503,625	1,377,624
Interest expense	149,680	132,042	284,014	256,192
Other expense (income), net (1) (2)	5,245	330,305	11,885	348,054
Earnings before income taxes	545,118	178,476	1,207,726	773,378
Income taxes	129,876	37,260	289,092	166,594
Net earnings	$415,242	$141,216	$918,634	$606,784

Net earnings:
Basic earnings per share	$0.82	$0.28	$1.82	$1.20
Diluted earnings per share	0.82	0.28	1.81	1.19

Average shares outstanding	504,312,633	507,609,696	504,719,562	507,594,137
Diluted shares outstanding	505,929,342	510,145,794	506,499,390	510,264,473

(1)	Gains and losses related to the disposition of fixed assets have been recognized within operating expenses. Prior year amounts have been reclassified to conform to this presentation.
(2)	Sysco’s second quarter of fiscal 2023 included a charge of $315.4 million in other expense related to pension settlement charges. See Note 9, “Company-Sponsored Employee Benefit Plans.”

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022
Net earnings	$415,242	$141,216	$918,634	$606,784
Other comprehensive income (loss):
Foreign currency translation adjustment	163,084	241,814	54,890	9,632
Items presented net of tax:
Amortization of cash flow hedges	2,170	2,170	4,340	4,325
Change in net investment hedges	(16,741)	(33,749)	(16,741)	(10,240)
Change in cash flow hedges	(20,225)	203	6,923	(26,187)
Changes in excluded components of fair value hedge	158	—	138	—
Amortization of prior service cost	146	74	292	148
Amortization of actuarial loss	5,011	5,628	9,993	12,519
Pension settlement charge	—	236,591	—	236,591
Net actuarial (loss) gain arising in current year	—	(67,388)	503	(67,388)
Change in marketable securities	3,444	1,194	2,499	(2,134)
Total other comprehensive income	137,047	386,537	62,837	157,266
Comprehensive income	$552,289	$527,753	$981,471	$764,050

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 30, 2023	765,174,900	$765,175	$1,838,986	$11,560,924	$(1,326,800)	260,971,761	$(10,712,486)	$2,125,799
Net earnings				415,242				415,242
Foreign currency translation adjustment					163,084			163,084
Amortization of cash flow hedges, net of tax					2,170			2,170
Change in cash flow hedges, net of tax					(20,225)			(20,225)
Changes in excluded components of fair value hedge, net of tax					158			158
Change in net investment hedges, net of tax					(16,741)			(16,741)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					5,157			5,157
Change in marketable securities, net of tax					3,444			3,444
Dividends declared ($0.50 per common share)				(251,915)				(251,915)
Treasury stock purchases						1,479,720	(99,973)	(99,973)
Share-based compensation awards			38,215			(978,662)	39,619	77,834
Balance as of December 30, 2023	765,174,900	$765,175	$1,877,201	$11,724,251	$(1,189,753)	261,472,819	$(10,772,840)	$2,404,034

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of October 1, 2022	765,174,900	$765,175	$1,754,409	$10,757,136	$(1,711,325)	258,414,989	$(10,450,054)	$1,115,341
Net earnings				141,216				141,216
Foreign currency translation adjustment					241,814			241,814
Amortization of cash flow hedges, net of tax					2,170			2,170
Change in cash flow hedges, net of tax					203			203
Change in net investment hedges, net of tax					(33,749)			(33,749)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					5,702			5,702
Pension settlement charge, net of tax					236,591			236,591
Net actuarial loss arising in current year, net of tax					(67,388)			(67,388)
Change in marketable securities, net of tax					1,194			1,194
Dividends declared ($0.49 per common share)				(249,014)				(249,014)
Increase in ownership interest in subsidiaries			(2,077)					(2,077)
Share-based compensation awards			21,809			(568,017)	22,777	44,586
Balance as of December 31, 2022	765,174,900	$765,175	$1,774,141	$10,649,338	$(1,324,788)	257,846,972	$(10,427,277)	$1,436,589

See Notes to Consolidated Financial Statements

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 1, 2023	765,174,900	$765,175	$1,814,681	$11,310,664	$(1,252,590)	260,062,834	$(10,629,308)	$2,008,622
Net earnings				918,634				918,634
Foreign currency translation adjustment					54,890			54,890
Amortization of cash flow hedges, net of tax					4,340			4,340
Change in cash flow hedges, net of tax					6,923			6,923
Change in net investment hedges, net of tax					(16,741)			(16,741)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					10,285			10,285
Net actuarial gain arising in current year, net of tax					503			503
Change in marketable securities, net of tax					2,499			2,499
Changes in excluded components of fair value hedge, net of tax					138			138
Dividends declared ($1.00 per common share)				(505,047)				(505,047)
Treasury stock purchases						2,862,667	(199,947)	(199,947)
Share-based compensation awards			62,520			(1,452,682)	56,415	118,935
Balance as of December 30, 2023	765,174,900	$765,175	$1,877,201	$11,724,251	$(1,189,753)	261,472,819	$(10,772,840)	$2,404,034

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 2, 2022	765,174,900	$765,175	$1,766,305	$10,539,722	$(1,482,054)	256,531,543	$(10,206,888)	$1,382,260
Net earnings				606,784				606,784
Foreign currency translation adjustment					9,632			9,632
Amortization of cash flow hedges, net of tax					4,325			4,325
Change in cash flow hedges, net of tax					(26,187)			(26,187)
Change in net investment hedges, net of tax					(10,240)			(10,240)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					12,667			12,667
Pension settlement charge, net of tax					236,591			236,591
Net actuarial loss arising in current year, net of tax					(67,388)			(67,388)
Change in marketable securities, net of tax					(2,134)			(2,134)
Dividends declared ($0.98 per common share)				(497,168)				(497,168)
Treasury stock purchases						3,099,268	(267,727)	(267,727)
Increase in ownership interest in subsidiaries			(2,077)					(2,077)
Share-based compensation awards			9,913			(1,783,839)	47,338	57,251
Balance as of December 31, 2022	765,174,900	$765,175	$1,774,141	$10,649,338	$(1,324,788)	257,846,972	$(10,427,277)	$1,436,589

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	26-Week Period Ended
	Dec. 30, 2023	Dec. 31, 2022
Cash flows from operating activities:
Net earnings	$918,634	$606,784
Adjustments to reconcile net earnings to cash provided by operating activities:
Pension settlement charge	—	315,354
Share-based compensation expense	52,821	52,679
Depreciation and amortization	425,465	378,949
Operating lease asset amortization	59,127	55,884
Amortization of debt issuance and other debt-related costs	9,117	10,315
Deferred income taxes	(28,689)	(123,187)
Provision for losses on receivables	29,784	9,732
Other non-cash items	(3,782)	11,525
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(25,431)	(87,190)
Increase in inventories	(98,047)	(222,650)
Decrease (increase) in prepaid expenses and other current assets	3,362	(8,915)
Decrease in accounts payable	(404,411)	(390,124)
Increase (decrease) in accrued expenses	17,033	(62,779)
Decrease in operating lease liabilities	(64,112)	(57,234)
(Decrease) increase in accrued income taxes	(55,123)	3,108
Decrease in other assets	21,942	22,156
Decrease in other long-term liabilities	(1,793)	(10,941)
Net cash provided by operating activities	855,897	503,466
Cash flows from investing activities:
Additions to plant and equipment	(346,797)	(309,664)
Proceeds from sales of plant and equipment	18,347	25,493
Acquisition of businesses, net of cash acquired	(1,174,608)	(37,699)
Purchase of marketable securities	(1,878)	(14,019)
Proceeds from sales of marketable securities	—	11,641
Other investing activities	—	4,840
Net cash used for investing activities	(1,504,936)	(319,408)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	500,000	155,000
Other debt borrowings including senior notes	1,132,475	140,024
Other debt repayments including senior notes	(187,720)	(57,270)
Debt issuance costs	(13,035)	—
Proceeds from stock option exercises	57,347	47,339
Stock repurchases	(199,947)	(267,727)
Dividends paid	(505,588)	(498,323)
Other financing activities	(5,775)	(46,517)
Net cash provided by (used for) financing activities	777,757	(527,474)
Effect of exchange rates on cash, cash equivalents and restricted cash	905	(2,314)
Net increase (decrease) in cash, cash equivalents and restricted cash	129,623	(345,730)
Cash, cash equivalents and restricted cash at beginning of period	966,033	931,376
Cash, cash equivalents and restricted cash at end of period	$1,095,656	$585,646
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$266,002	$244,530
Income taxes, net of refunds	371,855	289,413

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without an audit. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income, changes in consolidated shareholders’ equity and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in shareholders’ equity for all periods presented have been made.

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

Supplemental Cash Flow Information

The following table sets forth our reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Dec. 30, 2023	Dec. 31, 2022
	(In thousands)
Cash and cash equivalents	$962,165	$500,340
Restricted cash (1)	133,491	85,306
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,095,656	$585,646

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth our non-cash investing and financing activities:

	Dec. 30, 2023	Dec. 31, 2022
	(In thousands)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$158,454	$52,360
Assets obtained in exchange for finance lease obligations	52,367	81,799

2. NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Guidance

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

The company’s outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Dec. 30, 2023	Jul. 1, 2023	Dec. 31, 2022	Jul. 2, 2022
	(In thousands)
Financed payment obligations	$83,528	$99,606	$81,018	$90,267

Recent Accounting Guidance Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, which is fiscal 2025 for Sysco, and interim periods for our fiscal years beginning after December 15, 2024, which is the first quarter of fiscal 2026 for Sysco, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-07 on our disclosures.

Income Taxes

In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which is fiscal 2026 for Sysco, on a prospective basis. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-09 on our disclosures.

3. REVENUE

We recognize revenues when our performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.0 billion and $4.7 billion as of December 30, 2023 and July 1, 2023, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of December 30, 2023, our contract assets were not significant. We have no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Dec. 30, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$2,601,298	$801,170	$228,632	$—	$3,631,100
Fresh and frozen meats	2,574,453	503,387	504,102	—	3,581,942
Frozen fruits, vegetables, bakery and other	1,996,667	682,027	315,778	—	2,994,472
Dairy products	1,448,604	388,401	141,137	—	1,978,142
Poultry	1,340,095	285,312	261,300	—	1,886,707
Fresh produce	1,308,581	265,417	65,891	—	1,639,889
Paper and disposables	971,489	129,881	188,075	14,099	1,303,544
Seafood	507,958	110,121	44,056	—	662,135
Beverage products	335,748	164,368	139,137	21,330	660,583
Other (1)	409,550	266,374	25,607	247,897	949,428
Total Sales	$13,494,443	$3,596,458	$1,913,715	$283,326	$19,287,942

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	13-Week Period Ended Dec. 31, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$2,502,665	$700,622	$236,726	$—	$3,440,013
Fresh and frozen meats	2,390,929	445,018	452,370	—	3,288,317
Frozen fruits, vegetables, bakery and other	1,851,344	596,100	338,379	—	2,785,823
Dairy products	1,498,039	358,639	160,753	—	2,017,431
Poultry	1,329,071	285,343	265,269	—	1,879,683
Fresh produce	1,385,083	257,641	66,099	—	1,708,823
Paper and disposables	976,231	134,507	210,691	13,484	1,334,913
Seafood	547,760	109,290	37,810	—	694,860
Beverage products	303,789	133,515	136,668	21,318	595,290
Other (1)	292,143	261,736	28,771	266,150	848,800
Total Sales	$13,077,054	$3,282,411	$1,933,536	$300,952	$18,593,953

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	26-Week Period Ended Dec. 30, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$5,285,985	$1,632,713	$461,617	$—	$7,380,315
Fresh and frozen meats	5,143,634	1,023,128	984,691	—	7,151,453
Frozen fruits, vegetables, bakery and other	4,024,601	1,355,575	621,077	—	6,001,253
Dairy products	2,902,553	802,572	282,568	—	3,987,693
Poultry	2,701,790	576,635	535,008	—	3,813,433
Fresh produce	2,669,938	540,135	136,209	—	3,346,282
Paper and disposables	1,965,326	304,206	374,618	30,380	2,674,530
Seafood	1,085,593	235,145	87,572	—	1,408,310
Beverage products	698,413	334,921	285,359	45,196	1,363,889
Other (1)	740,409	474,638	51,010	515,181	1,781,238
Total Sales	$27,218,242	$7,279,668	$3,819,729	$590,757	$38,908,396

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

	26-Week Period Ended Dec. 31, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$5,079,917	$1,391,996	$472,894	$1,931	$6,946,738
Fresh and frozen meats	4,856,379	898,382	915,810	—	6,670,571
Frozen fruits, vegetables, bakery and other	3,694,811	1,176,132	647,576	149	5,518,668
Dairy products	3,023,521	725,486	325,401	—	4,074,408
Poultry	2,903,321	578,193	542,733	—	4,024,247
Fresh produce	2,723,003	512,378	131,343	—	3,366,724
Paper and disposables	1,999,135	278,574	420,049	28,541	2,726,299
Seafood	1,186,165	230,491	77,934	—	1,494,590
Beverage products	619,407	269,991	274,835	45,974	1,210,207
Other (1)	593,877	504,523	58,418	531,513	1,688,331
Total Sales	$26,679,536	$6,566,146	$3,866,993	$608,108	$37,720,783

(1)	Other sales relate to non-food products, including textiles and amenities for our hotel supply business, equipment, and other janitorial products, medical supplies and smallwares.

4.  ACQUISITIONS

During the first 26 weeks of fiscal 2024, we paid cash of $1.2 billion for several acquisitions.

Edward Don & Company

On November 27, 2023, Sysco consummated its acquisition of Edward Don & Company (Edward Don or the acquiree) through a merger between Edward Don and a wholly owned subsidiary of Sysco Corporation, in which Sysco acquired 100% of the members’ equity of the acquiree for cash consideration of $969.4 million. Edward Don is a leading distributor of foodservice equipment, supplies and disposables and has a robust supply chain that is expected to enable cost effective distribution of restaurant equipment and supplies across the Sysco network. The acquisition allows Sysco to add strategic capabilities and diversified offerings to complement its existing business and create a specialty equipment and supplies platform that will provide better selection and service to customers.

The assets, liabilities and operating results of Edward Don are reflected in our consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the company’s preliminary estimated fair value of the assets acquired and liabilities assumed, and the excess was assigned to goodwill and intangibles. Goodwill of $447.6 million is assigned to the U.S. Foodservice Operations reportable segment and represents synergies and disposable, supply and foodservice equipment capabilities and offerings expected to benefit Sysco’s existing business.

In certain circumstances, purchase price allocations may be based upon preliminary estimates and assumptions. Accordingly, allocations are subject to revision until Sysco receives final information and completes its analysis during the measurement period. This includes finalizing the valuation of acquired tangible and intangible assets and related tax attributes.

5.  FAIR VALUE MEASUREMENTS

Sysco’s policy is to invest in only high-quality investments. The fair values of our cash deposits and money market funds included in cash equivalents are valued using inputs that are considered a Level 1 measurement. Other cash equivalents, such as time deposits and highly liquid instruments with original maturities of three months or less, are valued using inputs that are considered a Level 2 measurement. The fair value of our marketable securities is measured using inputs that are considered a Level 2 measurement, as they rely on quoted prices in markets that are not actively traded or observable inputs over the full term of the asset. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 6, “Marketable Securities.” The fair value of our derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair values of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 7, “Derivative Financial Instruments.”

The following tables present the company’s assets measured at fair value on a recurring basis as of December 30, 2023 and July 1, 2023:

	Assets Measured at Fair Value as of Dec. 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$573,597	$3	$—	$573,600
Other assets (1)	133,491	—	—	133,491
Total assets at fair value	$707,088	$3	$—	$707,091

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 1, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$308,952	$10,021	$—	$318,973
Other assets (1)	220,831	—	—	220,831
Total assets at fair value	$529,783	$10,021	$—	$539,804

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of our total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $11.9 billion as of December 30, 2023 and $9.8 billion as of July 1, 2023, while the carrying value was $12.1 billion as of December 30, 2023 and $10.4 billion as of July 1, 2023.

6. MARKETABLE SECURITIES

Sysco invests a portion of the assets held by its wholly owned captive insurance subsidiary in a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale. We include fixed income securities maturing in less than 12 months within prepaid expenses and other current assets. Fixed income securities maturing in more than 12 months are included within other assets in the accompanying consolidated balance sheets. We record the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period.

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 26 weeks of fiscal 2024.

The following table presents our available-for-sale marketable securities as of December 30, 2023 and July 1, 2023:

	Dec. 30, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$100,865	$523	$(4,585)	$96,803	$23,032	$73,771
Government bonds	29,628	—	(1,368)	28,260	—	28,260
Total marketable securities	$130,493	$523	$(5,953)	$125,063	$23,032	$102,031

	Jul. 1, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$99,501	$96	$(6,777)	$92,820	$12,767	$80,053
Government bonds	29,777	—	(1,913)	27,864	—	27,864
Total marketable securities	$129,278	$96	$(8,690)	$120,684	$12,767	$107,917

As of December 30, 2023, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Dec. 30, 2023
(In thousands)
Due in one year or less	$23,032
Due after one year through five years	62,334
Due after five years	39,697
Total	$125,063

There were no significant realized gains or losses in marketable securities in the first 26 weeks of fiscal 2024.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. In the second quarter of fiscal 2024, we entered into forward swap agreements to trade the fixed interest rate on $500 million of 6.00% senior notes with variable rates, starting in November 2024. The interest rate swap agreements are designated as fair value hedges and valued based on an income approach using observable market inputs including Secured Overnight Financing Rate (SOFR) yield curves. The company has incorporated credit valuation adjustments to appropriately reflect the risk of default in the fair value measurements. Changes in the fair value of the hedge and the carrying value of the hedged item attributable to changes in the benchmark interest rates being hedged are recognized in interest expense.

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

Sysco has cross-currency swaps designated as fair value hedges for the purpose of hedging foreign currency risk associated with changes in spot rates on foreign denominated intercompany loans. Sysco has elected to exclude the changes in fair value of the forward points from the assessments of hedge effectiveness. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of the excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded as a component of accumulated other comprehensive income (loss) and recognized into earnings over the life of the hedged instrument. Except for the excluded components, changes in the fair value of the hedge are offset against changes in the fair value of the hedged assets or liabilities through earnings.

In the second quarter of fiscal 2024, Sysco entered into a cross-currency swap to hedge the foreign currency exposure of our net investment in certain foreign operations. This cross-currency swap is designated as a net investment hedge with gains and losses recognized within accumulated other comprehensive income (loss).

Cross-currency swaps are valued based on an income approach using observable market inputs including foreign currency rates and interest rates in both countries subject to the swap.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel fuel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of December 30, 2023 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500

Hedging of foreign currency risk
Various (January 2024)	Swedish Krona	101
Various (January 2024 to April 2024)	British Pound Sterling	17
May 2024	Mexican Peso	439
April 2025	Canadian Dollar	180
January 2029	Euro	470

Hedging of fuel risk
Various (January 2024 to March 2026)	Gallons	57

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 30, 2023 and July 1, 2023 are as follows:

		Derivative Fair Value
	Balance Sheet location	Dec. 30, 2023	Jul. 1, 2023
		(In thousands)
Fair Value Hedges:
Cross currency swaps	Other assets	$1,198	$—
Interest rate swaps	Other assets	24,557	—
Cross currency swaps	Other current liabilities	1,497	1,262

Cash Flow Hedges:
Fuel swaps	Other current assets	$168	$102
Foreign currency forwards	Other current assets	74	624
Fuel swaps	Other assets	136	40
Fuel swaps	Other current liabilities	10,372	17,932
Foreign currency forwards	Other current liabilities	642	404
Fuel swaps	Other long-term liabilities	2,794	5,637

Net Investment Hedges:
Cross currency swaps	Other current assets	$3,377	$—
Cross currency swaps	Other long-term liabilities	25,738	—

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$154,925	$132,042	$295,899	$256,192
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(30,298)	$(2,685)	$(30,298)	$(309)
Derivatives designated as hedging instruments	22,066	742	22,066	(5,501)
Cross currency swaps:
Hedged items	$(2,711)	$—	$285	$—
Derivatives designated as hedging instruments	2,711	—	(285)	—

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022
	(In thousands)
Interest expense	$(3,250)	$(1,940)	$(3,250)	$(3,879)
Decrease in fair value of debt	27,048	745	27,048	(3,570)
Foreign currency gain (loss)	(2,711)	—	285	—
Hedged items	$(33,009)	$(2,685)	$(30,013)	$(309)

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended December 30, 2023 and December 31, 2022, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 30, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(24,524)	Operating expense	$669
Foreign currency contracts	(507)	Cost of sales / Other income	—
Total	$(25,031)		$669

Derivatives in net investment hedging relationships:
Cross currency contracts	$(22,361)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$210	Other expense (income)	$—

	13-Week Period Ended Dec. 31, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$1,140	Operating expense	$12,377
Foreign currency contracts	49	Cost of sales / Other income	—
Total	$1,189		$12,377

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(44,999)	N/A	$—

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 26-week periods ended December 30, 2023 and December 31, 2022, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 30, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$9,975	Operating expense	$3,003
Foreign currency contracts	(791)	Cost of sales / Other income	—
Total	$9,184		$3,003

Derivatives in net investment hedging relationships:
Cross currency contracts	$(22,361)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$184	Other expense (income)	$—

	26-Week Period Ended Dec. 31, 2022
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(35,155)	Operating expense	$25,362
Foreign currency contracts	335	Cost of sales / Other income	—
Total	$(34,820)		$25,362

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(13,653)	N/A	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of December 30, 2023 are as follows:

	Dec. 30, 2023
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(518,622)	$(27,048)

The carrying amount of hedged liabilities in the consolidated balance sheet as of July 1, 2023 is zero.

8. DEBT

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. As of December 30, 2023, there were no borrowings outstanding under this facility.

We have a U.S commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of December 30, 2023, there were $500.0 million in commercial paper issuances outstanding under this program.

On November 17, 2023, Sysco issued senior notes (the Notes) totaling $1.0 billion. Details of the Notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
January 17, 2029 (the 2029 Notes)	$500	5.75%	99.784%
January 17, 2034 (the 2034 Notes)	500	6.00	99.037

The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness. Interest on the Notes will be paid semi-annually in arrears on July 17 and January 17, beginning July 17, 2024. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the 2029 Notes before the date that is one month prior to the maturity date, or (ii) the 2034 Notes before the date that is three months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed that would be due if such senior notes matured on the applicable date described above. If Sysco elects to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Notes redeemed to the redemption date.

The total carrying value of our debt was $12.1 billion as of December 30, 2023 and $10.4 billion as of July 1, 2023. The increase in the carrying value of our debt from the prior year was due to the issuance of senior notes, new borrowings under our commercial paper program and new financing leases in support of equipment.

On October 17, 2023, we entered into a new commercial paper dealer agreement in Europe for a commercial paper program with borrowings not to exceed €250 million. As of December 30, 2023, there were no commercial paper issuances outstanding under this program.

Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q.

9. COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

Sysco has company-sponsored defined benefit and defined contribution retirement plans for its employees. We also provide certain health care benefits to eligible retirees and their dependents.

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

As a result of the transaction, we recognized a one-time, non-cash pre-tax pension settlement charge of $315.4 million in the second quarter of fiscal 2023 primarily related to the accelerated recognition of actuarial losses included within accumulated other comprehensive loss in the statement of changes in consolidated shareholders’ equity. The transaction also required us to remeasure the benefit obligations and plan assets of the U.S. Retirement Plan. The remeasurement reflected the use of an updated discount rate and an expected rate of return on plan assets as of October 31, 2022, applying the practical expedient to remeasure plan assets and obligations as of the nearest calendar month-end date.

Components of Net Benefit Costs

The components of net company-sponsored benefit cost for the U.S. Retirement Plan are as follows:

	13-Week Period	26-Week Period
	Ended (1)	Ended (1)
	Dec. 31, 2022	Dec. 31, 2022
	(In thousands)	(In thousands)
Service cost	$2,034	$4,357
Interest cost	38,103	80,604
Expected return on plan assets	(36,957)	(76,977)
Amortization of prior service cost	98	197
Amortization of actuarial loss	7,661	16,609
Settlement loss recognized	315,354	315,354
Net pension costs	$326,293	$340,144

(1)	Net pension costs were not material for the second quarter and first 26 weeks of fiscal 2024.

The components of net company-sponsored benefit costs other than the service cost component are reported in other expense (income), net within the consolidated results of operations.

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$415,242	$141,216	$918,634	$606,784
Denominator:
Weighted-average basic shares outstanding	504,312,633	507,609,696	504,719,562	507,594,137
Dilutive effect of share-based awards	1,616,709	2,536,098	1,779,828	2,670,336
Weighted-average diluted shares outstanding	505,929,342	510,145,794	506,499,390	510,264,473
Basic earnings per share	$0.82	$0.28	$1.82	$1.20
Diluted earnings per share	$0.82	$0.28	$1.81	$1.19

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 6,451,000 and 1,848,000 for the second quarter of fiscal 2024 and 2023, respectively, and approximately 6,219,000 and 1,620,000 for the first 26 weeks of fiscal 2024 and 2023, respectively.

Accelerated Share Repurchase Program

On December 15, 2023, we entered into a Master Confirmation and Supplemental Confirmation (collectively, the ASR Agreement) with Goldman, Sachs & Co. (Goldman) relating to an accelerated share repurchase program (the ASR Program). Pursuant to the terms of the ASR Agreement, effective January 3, 2024, we agreed to repurchase $500 million of our common stock from Goldman under the share repurchase program authorized by our Board of Directors in May 2021.

In connection with the ASR Program, we paid $500 million to Goldman on January 11, 2024, in exchange for 6,026,110 shares of Sysco’s outstanding common stock, which represents a substantial majority of the shares owed to Sysco by Goldman; however, the number of shares ultimately delivered to us by Goldman is subject to adjustment based on the volume-weighted average share price of Sysco’s common stock during the term of the ASR Agreement, less an agreed discount. We expect all purchases under the ASR Program to be completed by the end of March 2024, although the exact date of completion will depend on whether or when Goldman exercises an acceleration option that it has under the ASR Agreement. At settlement, we may be entitled to receive additional shares of common stock from Goldman or, under certain circumstances, may be required to issue additional shares or make a payment to Goldman at our option. In the third quarter of fiscal 2024, the shares received will be recognized in treasury stock and reduce the number of weighted average shares outstanding. The incremental consideration to be received or issued upon settlement of the ASR Program was evaluated as an unsettled forward contract indexed to our common stock and will be classified within stockholders’ equity in the third quarter of fiscal 2024, if the ASR Program has not concluded by the end of the third quarter of fiscal 2024.

The ASR Agreement contains the principal terms and provisions governing the ASR Program, including, but not limited to, the mechanism used to determine the number of shares that will be delivered, the required timing of delivery of the shares, the specific circumstances under which Goldman may delay any date of valuation or settlement under the ASR Program (such as upon the occurrence of certain market disruptions), the specific circumstances under which Goldman is permitted to make adjustments to the terms of the ASR Program or to terminate the ASR Program (such as upon the announcement of certain fundamental transactions affecting Sysco), and various acknowledgments, representations and warranties made by Sysco and Goldman to one another.

11.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $552.3 million and $527.8 million for the second quarter of fiscal 2024 and fiscal 2023, respectively. Comprehensive income was $981.5 million and $764.1 million for the first 26 weeks of fiscal 2024 and fiscal 2023, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 30, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	$195	$49	$146
Amortization of actuarial loss, net	Other expense, net	6,676	1,665	5,011
Total reclassification adjustments		6,871	1,714	5,157
Foreign currency translation:
Foreign currency translation adjustment	N/A	163,084	—	163,084
Marketable securities:
Change in marketable securities (1)	N/A	4,359	915	3,444
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense, net	210	52	158
Change in cash flow hedges	Operating expenses (2)	(25,031)	(4,806)	(20,225)
Change in net investment hedges	N/A	(22,361)	(5,620)	(16,741)
Total other comprehensive (loss) before reclassification adjustments		(47,182)	(10,374)	(36,808)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,893	723	2,170
Total other comprehensive income (loss)		$130,025	$(7,022)	$137,047

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2024.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		13-Week Period Ended Dec. 31, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain, arising in the current year	Other expense, net	$(89,851)	$(22,463)	$(67,388)
Settlements	Other expense, net	315,455	78,864	236,591
Total other comprehensive income before reclassification adjustments		225,604	56,401	169,203
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	99	25	74
Amortization of actuarial loss, net	Other expense, net	7,500	1,872	5,628
Total reclassification adjustments		7,599	1,897	5,702
Foreign currency translation:
Foreign currency translation adjustment	N/A	241,814	—	241,814
Marketable securities:
Change in marketable securities (1)	N/A	1,511	317	1,194
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	1,189	986	203
Change in net investment hedges	N/A	(44,999)	(11,250)	(33,749)
Total other comprehensive (loss) before reclassification adjustments		(43,810)	(10,264)	(33,546)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,893	723	2,170
Total other comprehensive income		$435,611	$49,074	$386,537

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2023.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Dec. 30, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense, net	$672	$169	$503
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	390	98	292
Amortization of actuarial loss, net	Other expense, net	13,317	3,324	9,993
Total reclassification adjustments		13,707	3,422	10,285
Foreign currency translation:
Foreign currency translation adjustment	N/A	54,890	—	54,890
Marketable securities:
Change in marketable securities (1)	N/A	3,163	664	2,499
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense, net	184	46	138
Change in cash flow hedges	Operating expenses (2)	9,184	2,261	6,923
Change in net investment hedges	N/A	(22,361)	(5,620)	(16,741)
Total other comprehensive (loss) before reclassification adjustments		(12,993)	(3,313)	(9,680)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,786	1,446	4,340
Total other comprehensive income		$65,225	$2,388	$62,837

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2024.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

		26-Week Period Ended Dec. 31, 2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense, net	$(89,851)	$(22,463)	$(67,388)
Settlements	Other expense, net	315,455	78,864	236,591
Total other comprehensive income before reclassification adjustments		225,604	56,401	169,203
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	198	50	148
Amortization of actuarial loss, net	Other expense, net	16,686	4,167	12,519
Total reclassification adjustments		16,884	4,217	12,667
Foreign currency translation:
Foreign currency translation adjustment	N/A	9,632	—	9,632
Marketable securities:
Change in marketable securities (1)	N/A	(2,701)	(567)	(2,134)
Hedging instruments:
Other comprehensive (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (2)	(34,820)	(8,633)	(26,187)
Change in net investment hedges	N/A	(13,653)	(3,413)	(10,240)
Total other comprehensive (loss) before reclassification adjustments		(48,473)	(12,046)	(36,427)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,767	1,442	4,325
Total other comprehensive income		$206,713	$49,447	$157,266

(1)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2023.

(2)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Dec. 30, 2023
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 1, 2023	$(839,541)	$(374,290)	$(31,966)	$(6,793)	$(1,252,590)
Net actuarial loss arising in the current year	503	—	—	—	503
Equity adjustment from foreign currency translation	—	54,890	—	—	54,890
Amortization of cash flow hedges	—	—	4,340	—	4,340
Change in net investment hedges			(16,741)		(16,741)
Change in excluded component of fair value hedge	—	—	138	—	138
Change in cash flow hedge	—	—	6,923	—	6,923
Amortization of unrecognized prior service cost	292	—	—	—	292
Amortization of unrecognized net actuarial losses	9,993	—	—	—	9,993
Change in marketable securities	—	—	—	2,499	2,499
Balance as of Dec. 30, 2023	$(828,753)	$(319,400)	$(37,306)	$(4,294)	$(1,189,753)

	26-Week Period Ended Dec. 31, 2022
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Hedging, net of tax	Marketable Securities	Total
	(In thousands)
Balance as of Jul. 2, 2022	$(1,011,335)	$(501,517)	$35,770	$(4,972)	$(1,482,054)
Net actuarial loss arising in the current year	(67,388)	—	—	—	(67,388)
Settlements	236,591	—	—	—	236,591
Equity adjustment from foreign currency translation	—	9,632	—	—	9,632
Amortization of cash flow hedges	—	—	4,325	—	4,325
Change in net investment hedges	—	—	(10,240)	—	(10,240)
Change in cash flow hedges	—	—	(26,187)	—	(26,187)
Amortization of unrecognized prior service cost	148	—	—	—	148
Amortization of unrecognized net actuarial losses	12,519	—	—	—	12,519
Change in marketable securities	—	—	—	(2,134)	(2,134)
Balance as of Dec. 31, 2022	$(829,465)	$(491,885)	$3,668	$(7,106)	$(1,324,788)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 26 weeks of fiscal 2024, options to purchase 808,279 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2024 was $19.27.

In the first 26 weeks of fiscal 2024, employees were granted 521,082 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 26 weeks of fiscal 2024 was $73.58. The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 26 weeks of fiscal 2024, employees were granted 366,883 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 26 weeks of fiscal 2024 was $71.93.

Employee Stock Purchase Plan

Plan participants purchased 594,056 shares of common stock under the ESPP during the first 26 weeks of fiscal 2024. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $10.33 during the first 26 weeks of fiscal 2024. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $52.8 million and $52.7 million for the first 26 weeks of fiscal 2024 and fiscal 2023, respectively.

As of December 30, 2023, there was $143.6 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.95 years.

13.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the second quarter and first 26 weeks of fiscal 2024 were 23.83% and 23.94%, respectively. These rates are higher than the company’s 21.00% statutory tax rate primarily because of state income taxes. The rates are partially offset by a foreign income tax benefit and the equity-based compensation excess tax benefits.

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

Uncertain Tax Positions

As of December 30, 2023, the gross amount of unrecognized tax benefit and related accrued interest was $32.4 million and $9.7 million, respectively. It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

During the third quarter of fiscal 2023, Sysco received a Statutory Notice of Deficiency from the Internal Revenue Service, mainly related to foreign tax credits generated in fiscal 2018 from repatriated earnings primarily from our Canadian operations. In the fourth quarter of fiscal 2023, the company filed suit in the U.S. Tax Court challenging the validity of certain tax regulations related to the one-time transition tax on unrepatriated foreign earnings, which were enacted as part of the Tax Cuts and Jobs Act of 2017 (TCJA). The lawsuit seeks to have the court invalidate these regulations, which would affirm the company’s position regarding its foreign tax credits. Sysco has previously recorded a benefit of $131.0 million attributable to its interpretation of the TCJA and the Internal Revenue Code. If we are ultimately unsuccessful in defending our position, we may be required to reverse all, or some portion, of the benefit previously recorded.

Other

On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One expands a country’s authority to tax profits from companies that make sales into their country but do not have a physical location in the country. Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation anticipated by 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislation adoption and/or guidance by individual countries, with the rules being effective for tax years beginning on or after January 1, 2024. For Sysco, Pillar Two will be effective in fiscal 2025.

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

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, Edward Don, acquired in the second quarter of fiscal 2024, which distributes restaurant equipment and supplies, our Asian specialty distribution company and a number of other small specialty businesses that are not material to our operations;
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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$13,494,443	$13,077,054	$27,218,242	$26,679,536
International Foodservice Operations	3,596,458	3,282,411	7,279,668	6,566,146
SYGMA	1,913,715	1,933,536	3,819,729	3,866,993
Other	283,326	300,952	590,757	608,108
Total	$19,287,942	$18,593,953	$38,908,396	$37,720,783

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022
Operating income (loss):	(In thousands)		(In thousands)
U.S. Foodservice Operations	$839,036	$780,968	$1,780,007	$1,686,679
International Foodservice Operations	82,930	57,413	176,413	144,393
SYGMA	16,346	6,847	29,113	12,544
Other	8,387	9,870	20,210	21,408
Total segments	946,699	855,098	2,005,743	1,865,024
Global Support Center	(246,656)	(214,275)	(502,118)	(487,400)
Total operating income	700,043	640,823	1,503,625	1,377,624
Interest expense	149,680	132,042	284,014	256,192
Other expense, net	5,245	330,305	11,885	348,054
Earnings before income taxes	$545,118	$178,476	$1,207,726	$773,378

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

Highlights

Our improved second quarter of fiscal 2024 results were attributable to sales growth that surpassed second quarter of fiscal 2023 levels by 3.7%. The increase in sales was driven by a combination of positive case volume growth and product cost inflation. Our gross profit growth this quarter outpaced operating expense due to effective management of product cost fluctuations, strategic sourcing, progress achieved in improving the performance of our supply chain, and delivery of our cost-out measures. See below for a comparison of our fiscal 2024 results to our fiscal 2023 results, both including and excluding Certain Items (as defined below).

Comparisons of results from the second quarter of fiscal 2024 to the second quarter of fiscal 2023 are presented below:

•Sales:
◦increased 3.7%, or $694.0 million, to $19.3 billion;
•Operating income:
◦increased 9.2%, or $59.2 million, to $700.0 million;
◦adjusted operating income increased 9.2%, or $62.6 million, to $744.9 million;
•Net earnings:
◦increased 194.0%, or $274.0 million, to $415.2 million;
◦adjusted net earnings increased 10.1%, or $41.1 million, to $449.0 million;
•Basic earnings per share:
◦increased 192.9%, or $0.54, to $0.82 per share;
•Diluted earnings per share:
◦increased 192.9%, or $0.54, to $0.82 per share;
◦adjusted diluted earnings per share increased 11.3%, or $0.09, to $0.89;
•EBITDA:
◦increased 82.7%, or $413.7 million, to $914.3 million; and
◦adjusted EBITDA increased 11.6%, or $96.2 million, to $927.5 million.

Comparisons of results from the first 26 weeks of fiscal 2024 to the first 26 weeks of fiscal 2023 are presented below:

•Sales:
◦increased 3.1%, or $1.2 billion, to $38.9 billion;
•Operating income:
◦increased 9.1%, or $126.0 million, to $1.5 billion;
◦adjusted operating income increased 9.9%, or $144.2 million, to $1.6 billion;
•Net earnings:
◦increased 51.4%, or $311.9 million, to $918.6 million;
◦adjusted net earnings increased 10.0%, or $90.1 million, to $1.0 billion;
•Basic earnings per share:
◦increased 51.7%, or $0.62, to $1.82 per share;
•Diluted earnings per share:
◦increased 52.1%, or $0.62, to $1.81 per share;
◦adjusted diluted earnings per share increased 11.4%, or $0.20, to $1.96;
•EBITDA:
◦increased 36.1%, or $508.7 million, to $1.9 billion; and
◦adjusted EBITDA increased 11.7%, or $203.7 million, to $2.0 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance pertaining to COVID-related personal protection equipment inventory, a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances.

The fiscal 2024 and fiscal 2023 items discussed above are collectively referred to as “Certain Items.” The results of our operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our results on a constant currency basis.

Trends

Economic and Industry Trends

Sysco continues to outperform the foodservice market. The food-away-from-home sector is a healthy, long-term growth market. Sysco is diversified and well positioned as a market leader in food service. We expect slightly positive rates of industry volume growth for fiscal 2024.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. The most significant factor affecting performance in the second quarter and first 26 weeks of fiscal 2024 was volume growth. We experienced a 3.4% and 2.5% improvement in U.S. Foodservice case volume in the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023. Local case volume within our U.S. Foodservice segment increased 2.9% and 1.3% in the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023. This volume reflects our broadline and specialty businesses, except for our specialty meats and equipment businesses which are measured in different units.

We experienced inflation at a rate of 1.1% in the second quarter of fiscal 2024, at the total enterprise level, primarily driven by inflation in the meat and frozen categories. We continued to be successful in managing our inflation, resulting in an increase in gross profit dollars. Gross margin increased 21 and 28 basis points in the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023. This was primarily driven by higher volumes, the effective management of product cost fluctuations and progress from our strategic sourcing efforts. We expect total enterprise level inflation to be slightly positive in fiscal 2024.

Operating Expense Trends

Total operating expenses increased 3.9% and 3.6% during the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023, driven by increased volumes. We continued to improve the performance of our supply chain, while investing in colleague retention and training. These efficiency efforts are expected to continue to improve in fiscal 2024. We believe the advancements we are making in our physical capabilities, and the investments we are making in improved training, will provide higher service levels to our customers and strengthen Sysco’s ability to profitably increase market share.

Interest Expense Trends

Interest expense for fiscal 2024 is expected to increase by approximately $70 million, as compared to fiscal 2023, primarily due to higher debt associated with our acquisition of Edward Don.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy, where we plan to reinforce our existing businesses, while cultivating new channels, new segments and new capabilities.

In the first quarter of fiscal 2024, we acquired BIX Produce Company, a leading produce specialty distributor based in Minnesota. This acquisition is expected to provide a strategic opportunity for specialty produce operations to expand its geographic footprint in an area of the country where it does not currently have operations. This company’s results are included within U.S. Foodservice Operations and were not material to our results for the second quarter and first 26 weeks of fiscal 2024.

In the second quarter of fiscal 2024, we acquired Edward Don, one of the largest kitchen equipment and supplies distributors, based out of Chicago. Edward Don has a robust supply chain that is expected to enable cost effective distribution of restaurant equipment and supplies. This acquisition further demonstrates our Recipe for Growth strategy of focusing on building strategic specialty platforms that help us better support restaurant and hospitality customers. This company’s results are included within the U.S. Foodservice Operations segment and were not material to our results for the second quarter and first 26 weeks of fiscal 2024.

Strategy

Our purpose is “Connecting the World to Share Food and Care for One Another.” Purpose driven companies are believed to perform better. We believe our purpose will assist us to grow substantially faster than the foodservice distribution industry and deliver profitable growth through our Recipe for Growth transformation. This growth transformation is supported by strategic pillars that we believe will allow us to better serve our customers, including our digital, products and solutions, supply chain, customer teams, and future horizons strategies.

Our various business transformation initiatives remain on track, including promoting our specialty programs for produce, protein and Italian products and our customer growth initiatives. Our strategic initiative to enable omni-channel inventory fulfillment is operating in our first test region, and we have made progress in expanding to deliveries six days a week. From these actions as a part of our Recipe for Growth, the benefits of our developing capabilities are apparent in the new customers we are winning and in the progress we are making toward increasing market share. We expect that, as our Recipe for Growth matures, the impact on our top-line growth will deliver profitable and consistent growth.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.8	82.0	81.6	81.9
Gross profit	18.2	18.0	18.4	18.1
Operating expenses	14.6	14.6	14.5	14.5
Operating income	3.6	3.4	3.9	3.6
Interest expense	0.8	0.7	0.8	0.7
Other expense (income), net	—	1.7	—	0.8
Earnings before income taxes	2.8	1.0	3.1	2.1
Income taxes	0.6	0.2	0.7	0.5
Net earnings	2.2%	0.8%	2.4%	1.6%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
	Dec. 30, 2023	Dec. 30, 2023
Sales	3.7%	3.1%
Cost of sales	3.5	2.8
Gross profit	4.9	4.7
Operating expenses	3.9	3.6
Operating income	9.2	9.1
Interest expense	13.4	10.9
Other expense (income), net (1) (2)	(98.4)	(96.6)
Earnings before income taxes	205.4	56.2
Income taxes	248.6	73.5
Net earnings	194.0%	51.4%
Basic earnings per share	192.9%	51.7%
Diluted earnings per share	192.9	52.1
Average shares outstanding	(0.6)	(0.6)
Diluted shares outstanding	(0.8)	(0.7)

(1)	Other expense (income), net was expense of $5.2 million and $330.3 million in the second quarter of fiscal 2024 and fiscal 2023, respectively.
(2)	Other expense (income), net was expense of $11.9 million and $348.1 million in the first 26 weeks of fiscal 2024 and fiscal 2023, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Dec. 30, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$13,494,443	$3,596,458	$1,913,715	$283,326	$—	$19,287,942
Sales increase (decrease)	3.2%	9.6%	(1.0)%	(5.9)%		3.7%
Percentage of total	70.0%	18.6%	9.9%	1.5%		100.0%

Operating income (loss)	$839,036	$82,930	$16,346	$8,387	$(246,656)	$700,043
Operating income (loss) increase (decrease)	7.4%	44.4%	NM	(15.0)%	15.1%	9.2%
Percentage of total segments	88.6%	8.8%	1.7%	0.9%		100.0%
Operating income as a percentage of sales	6.2%	2.3%	0.9%	3.0%		3.6%

	13-Week Period Ended Dec. 31, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$13,077,054	$3,282,411	$1,933,536	$300,952	$—	$18,593,953
Percentage of total	70.3%	17.7%	10.4%	1.6%		100.0%

Operating income (loss)	$780,968	$57,413	$6,847	$9,870	$(214,275)	$640,823
Percentage of total segments	91.3%	6.7%	0.8%	1.2%		100.0%
Operating income as a percentage of sales	6.0%	1.7%	0.4%	3.3%		3.4%

	26-Week Period Ended Dec. 30, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$27,218,242	$7,279,668	$3,819,729	$590,757	$—	$38,908,396
Sales increase (decrease)	2.0%	10.9%	(1.2)%	(2.9)%		3.1%
Percentage of total	70.0%	18.7%	9.8%	1.5%		100.0%

Operating income (loss)	$1,780,007	$176,413	$29,113	$20,210	$(502,118)	$1,503,625
Operating income (loss) increase (decrease)	5.5%	22.2%	NM	(5.6)%	3.0%	9.1%
Percentage of total segments	88.7%	8.8%	1.5%	1.0%		100.0%
Operating income as a percentage of sales	6.5%	2.4%	0.8%	3.4%		3.9%

	26-Week Period Ended Dec. 31, 2022
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$26,679,536	$6,566,146	$3,866,993	$608,108	$—	$37,720,783
Percentage of total	70.7%	17.4%	10.3%	1.6%		100.0%

Operating income (loss)	$1,686,679	$144,393	$12,544	$21,408	$(487,400)	$1,377,624
Percentage of total segments	90.4%	7.8%	0.7%	1.1%		100.0%
Operating income as a percentage of sales	6.3%	2.2%	0.3%	3.5%		3.7%

Based on information in Note 15, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, in the second quarter and first 26 weeks of fiscal 2024, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 88.6% and 88.7% of Sysco’s overall sales and 97.4% and 97.5% of total segment operating income, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 30, 2023	13-Week Period Ended Dec. 31, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$13,494,443	$13,077,054	$417,389	3.2%
Gross profit	2,577,694	2,493,089	84,605	3.4
Operating expenses	1,738,658	1,712,121	26,537	1.5
Operating income	$839,036	$780,968	$58,068	7.4%

Gross profit	$2,577,694	$2,493,089	$84,605	3.4%
Adjusted operating expenses (Non-GAAP)	1,726,568	1,702,173	24,395	1.4
Adjusted operating income (Non-GAAP)	$851,126	$790,916	$60,210	7.6%

	26-Week Period Ended Dec. 30, 2023	26-Week Period Ended Dec. 31, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$27,218,242	$26,679,536	$538,706	2.0%
Gross profit	5,262,469	5,105,432	157,037	3.1
Operating expenses	3,482,462	3,418,753	63,709	1.9
Operating income	$1,780,007	$1,686,679	$93,328	5.5%

Gross profit	$5,262,469	$5,105,432	$157,037	3.1%
Adjusted operating expenses (Non-GAAP)	3,457,770	3,398,859	58,911	1.7
Adjusted operating income (Non-GAAP)	$1,804,699	$1,706,573	$98,126	5.7%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume (1)	4.2%	$541.4	2.7%	$728.9
Deflation	(0.7)	(94.2)	(0.5)	(139.3)
Other (2)	(0.3)	(29.8)	(0.2)	(50.9)
Total change in sales	3.2%	$417.4	2.0%	$538.7

(1)
Case volumes increased 3.4% and 2.5% compared to the second quarter and first 26 weeks of fiscal 2023, respectively. This volume increase resulted in a 4.2% and 2.7% increase in the dollar value of sales compared to the second quarter and first 26 weeks of fiscal 2023, respectively.

(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds, and Edward Don. Any impact in volumes from these operations are included within “Other.”

The sales growth in our U.S. Foodservice Operations was fueled by volume growth. Case volumes from our U.S. Foodservice Operations increased 3.4% and 2.5% in the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023. This included a 2.9% increase in local customer case volume in the second quarter of fiscal 2024 and a 1.3% increase in the first 26 weeks of fiscal 2024.

Operating Income

The increase in operating income for the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023, was driven by gross profit dollar growth and case volume growth, partially offset by an increase in operating expenses.

Gross profit dollar growth in the second quarter and first 26 weeks of fiscal 2024, as compared to the second quarter and first 26 weeks of fiscal 2023, was driven primarily by case volume growth, improvements in supply chain productivity and our strategic sourcing efforts. The estimated change in product costs, an internal measure of inflation or deflation, decreased in the second quarter and first 26 weeks of fiscal 2024. Gross margin, which is gross profit as a percentage of sales, was 19.1% and 19.3% in the second quarter and first 26 weeks of fiscal 2024, respectively, for our U.S. Foodservice Operations, which was an increase of 4 basis points compared to gross margin of 19.1% in the second quarter of fiscal 2023, and an increase of 19 basis points compared to gross margin of 19.1% in the first 26 weeks of fiscal 2023.

The increase in operating expenses for the second quarter and first 26 weeks of fiscal 2024, as compared to the second quarter and first 26 weeks of fiscal 2023, was primarily driven by increased volumes.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 30, 2023	13-Week Period Ended Dec. 31, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$3,596,458	$3,282,411	$314,047	9.6%
Gross profit	708,100	624,460	83,640	13.4
Operating expenses	625,170	567,047	58,123	10.3
Operating income	$82,930	$57,413	$25,517	44.4%

Gross profit	$708,100	$624,460	$83,640	13.4%
Adjusted operating expenses (Non-GAAP)	605,720	545,789	59,931	11.0
Adjusted operating income (Non-GAAP)	$102,380	$78,671	$23,709	30.1%

Sales on a constant currency basis (Non-GAAP)	$3,491,860	$3,282,411	$209,449	6.4%
Gross profit on a constant currency basis (Non-GAAP)	683,974	624,460	59,514	9.5
Adjusted operating expenses on a constant currency basis (Non-GAAP)	583,393	545,789	37,604	6.9
Adjusted operating income on a constant currency basis (Non-GAAP)	$100,581	$78,671	$21,910	27.9%

	26-Week Period Ended Dec. 30, 2023	26-Week Period Ended Dec. 31, 2022	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$7,279,668	$6,566,146	$713,522	10.9%
Gross profit	1,440,139	1,273,725	166,414	13.1
Operating expenses	1,263,726	1,129,332	134,394	11.9
Operating income	$176,413	$144,393	$32,020	22.2%

Gross profit	$1,440,139	$1,273,725	$166,414	13.1%
Adjusted operating expenses (Non-GAAP)	1,221,576	1,088,153	133,423	12.3
Adjusted operating income (Non-GAAP)	$218,563	$185,572	$32,991	17.8%

Sales on a constant currency basis (Non-GAAP)	$7,069,567	$6,566,146	$503,421	7.7%
Gross profit on a constant currency basis (Non-GAAP)	1,389,302	1,273,725	115,577	9.1
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,173,833	1,088,153	85,680	7.9
Adjusted operating income on a constant currency basis (Non-GAAP)	$215,469	$185,572	$29,897	16.1%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	3.7%	$122.4	5.6%	$370.6
Foreign currency	3.2	104.6	3.2	210.1
Other (1)	2.7	87.0	2.1	132.8
Total change in sales	9.6%	$314.0	10.9%	$713.5

(1)
The impact of volumes as a component of sales growth from international operations are included within “Other.” Volume in our foreign operations includes volume metrics that differ from country to country and cannot be aggregated on a consistent, comparable basis.

Sales for the second quarter and first 26 weeks of fiscal 2024 were higher, as compared to the second quarter and first 26 weeks of fiscal 2023, due to inflation, a positive impact of foreign currency translation, and an improvement in volume primarily attributable to our Recipe for Growth initiatives.

Operating Income

The increase in operating income for the second quarter and first 26 weeks of fiscal 2024, as compared to the second quarter and first 26 weeks of fiscal 2023, was due to the continuing increase in sales volumes, along with specific efforts to optimize our gross profit, including the ability to effectively manage product cost fluctuations, incremental progress from our strategic sourcing efforts and local case volume growth.

The increase in gross profit dollars in the second quarter and first 26 weeks of fiscal 2024, as compared to the second quarter and first 26 weeks of fiscal 2023, was attributable to the increase in sales volume and the management of inflation, along with specific efforts to optimize our gross profit dollars.

The increase in operating expenses for the second quarter and first 26 weeks of fiscal 2024, as compared to the second quarter and first 26 weeks of fiscal 2023, was primarily due to increased volumes, colleague-related costs and the impact of foreign currency translation.

Results of SYGMA and Other Segment

For SYGMA, sales were 1.0% and 1.2% lower in the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023, primarily driven by the planned exit of customers that did not meet our disciplined profit thresholds. Operating income increased by $9.5 million and $16.6 million in the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023, due to decreases in operating expenses driven by the planned exit of customers.

For the operations that are grouped within Other, operating income decreased $1.5 million and $1.2 million in the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023. The operations of this group mainly consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the second quarter of fiscal 2024 increased $34.4 million, or 15.7%, as compared to the second quarter of fiscal 2023, primarily due to increases in self-insurance reserves and colleague-related costs. These expenses in the first 26 weeks of fiscal 2024 increased $24.4 million, or 5.0%, as compared to the first 26 weeks of fiscal 2023, primarily due to increases in self-insurance reserves, colleague-related costs, and depreciation expense, partially offset by decreases in fuel hedging program expenses.

Included in Global Support Center expenses are Certain Items that totaled $13.3 million and $28.7 million in the second quarter and first 26 weeks of fiscal 2024, as compared to $10.2 million and $16.3 million in the second quarter and first 26 weeks of fiscal 2023, respectively. Certain Items impacting the second quarter and first 26 weeks of fiscal 2024 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the second quarter and the first 26 weeks of fiscal 2023 were primarily expenses associated with our business technology transformation initiatives.

Interest Expense

Interest expense increased $17.6 million and $27.8 million for the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023. The increase was primarily due to new issuances of senior notes, an increase in commercial paper borrowing activity and increased interest rates on borrowings.

Other income and expense

Other expense, net decreased $325.1 million and $336.2 million for the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023, primarily due to a one-time pension settlement charge that was incurred in the second quarter and first 26 weeks of fiscal 2023 and an increase in interest income earned in the second quarter and first 26 weeks of fiscal 2024.

Net Earnings

Net earnings increased 194.0% and 51.4% in the second quarter and first 26 weeks of fiscal 2024, respectively, as compared to the second quarter and first 26 weeks of fiscal 2023, primarily due to the items noted above for operating income and other expense, as well as items impacting our income taxes that are discussed in Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 10.1% and 10.0% in the second quarter and first 26 weeks of fiscal 2024, respectively, primarily due to an increase in sales volume.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2024 were $0.82, a 192.9% increase from the comparable prior year amount of $0.28 per share. Diluted earnings per share in the second quarter of fiscal 2024 were $0.82, a 192.9% increase from the comparable prior year period amount of $0.28 per share. Adjusted diluted earnings per share, excluding Certain Items, in the second quarter of fiscal 2024 were $0.89, an 11.3% increase from the comparable prior year amount of $0.80 per share.

Basic earnings per share in the first 26 weeks of fiscal 2024 were $1.82, a 51.7% increase from the comparable prior year amount of $1.20 per share. Diluted earnings per share in the first 26 weeks of fiscal 2024 were $1.81, a 52.1% increase from the comparable prior year amount of $1.19 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 26 weeks of fiscal 2024 were $1.96, an 11.4% increase from the comparable prior year amount of $1.76 per share.

Non-GAAP Reconciliations

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Our results for fiscal 2023 were also impacted by adjustments to a product return allowance pertaining to COVID-related personal protection equipment inventory, a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer and the reduction of bad debt expense previously recognized in fiscal 2020 due to the impact of the COVID-19 pandemic on the collectability of our pre-pandemic trade receivable balances.

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

	13-Week Period Ended Dec. 30, 2023	13-Week Period Ended Dec. 31, 2022	Change in Dollars	%/bps Change
Sales (GAAP)	$19,287,942	$18,593,953	$693,989	3.7%
Impact of currency fluctuations (1)	(104,758)	—	(104,758)	(0.5)
Comparable sales using a constant currency basis (Non-GAAP)	$19,183,184	$18,593,953	$589,231	3.2%

Cost of sales (GAAP)	$15,774,309	$15,244,337	$529,972	3.5%

Gross profit (GAAP)	$3,513,633	$3,349,616	$164,017	4.9%
Impact of currency fluctuations (1)	(24,183)	—	(24,183)	(0.7)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,489,450	$3,349,616	$139,834	4.2%

Gross margin (GAAP)	18.22%	18.01%		21 bps
Impact of currency fluctuations (1)	(0.03)	—		-3 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.19%	18.01%		18 bps

Operating expenses (GAAP)	$2,813,590	$2,708,793	$104,797	3.9%
Impact of restructuring and transformational project costs (2)	(13,500)	(14,388)	888	6.2
Impact of acquisition-related costs (3)	(31,341)	(28,960)	(2,381)	(8.2)
Impact of bad debt reserve adjustments (4)	—	1,923	(1,923)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	2,768,749	2,667,368	101,381	3.8
Impact of currency fluctuations (1)	(23,102)	—	(23,102)	(0.9)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,745,647	$2,667,368	$78,279	2.9%

Operating expense as a percentage of sales (GAAP)	14.59%	14.57%		2 bps
Impact of certain item adjustments	(0.24)	(0.22)		-2 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.35%	14.35%		0 bps

Operating income (GAAP)	$700,043	$640,823	$59,220	9.2%
Impact of restructuring and transformational project costs (2)	13,500	14,388	(888)	(6.2)
Impact of acquisition-related costs (3)	31,341	28,960	2,381	8.2
Impact of bad debt reserve adjustments (4)	—	(1,923)	1,923	NM
Operating income adjusted for Certain Items (Non-GAAP)	744,884	682,248	62,636	9.2
Impact of currency fluctuations (1)	(1,081)	—	(1,081)	(0.2)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$743,803	$682,248	$61,555	9.0%

Operating margin (GAAP)	3.63%	3.45%		18 bps
Operating margin adjusted for Certain Items (Non-GAAP)	3.86%	3.67%		19 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.88%	3.67%		21 bps

Other expense (GAAP)	$5,245	$330,305	$(325,060)	(98.4)%
Impact of other non-routine gains and losses (5)	—	(314,878)	314,878	NM
Other expense adjusted for Certain Items (Non-GAAP)	$5,245	$15,427	$(10,182)	(66.0)%

	13-Week Period Ended Dec. 30, 2023	13-Week Period Ended Dec. 31, 2022	Change in Dollars	%/bps Change
Net earnings (GAAP)	$415,242	$141,216	$274,026	NM
Impact of restructuring and transformational project costs (2)	13,500	14,388	(888)	(6.2)
Impact of acquisition-related costs (3)	31,341	28,960	2,381	8.2
Impact of bad debt reserve adjustments (4)	—	(1,923)	1,923	NM
Impact of other non-routine gains and losses (5)	—	314,878	(314,878)	NM
Tax impact of restructuring and transformational project costs (6)	(3,335)	(3,618)	283	7.8
Tax impact of acquisition-related costs (6)	(7,744)	(7,283)	(461)	(6.3)
Tax impact of bad debt reserves adjustments (6)	—	484	(484)	NM
Tax impact of other non-routine gains and losses (6)	—	(79,185)	79,185	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$449,004	$407,917	$41,087	10.1%

Diluted earnings per share (GAAP)	$0.82	$0.28	$0.54	NM
Impact of restructuring and transformational project costs (2)	0.03	0.03	—	—
Impact of acquisition-related costs (3)	0.06	0.06	—	—
Impact of other non-routine gains and losses (5)	—	0.62	(0.62)	NM
Tax impact of restructuring and transformational project costs (6)	(0.01)	(0.01)	—	—
Tax impact of acquisition-related costs (6)	(0.02)	(0.01)	(0.01)	(100.0)
Tax impact of other non-routine gains and losses (6)	—	(0.16)	0.16	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (7)	$0.89	$0.80	$0.09	11.3%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2024 includes $2 million related to restructuring and severance charges and $11 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2023 includes $5 million related to restructuring and severance charges and $9 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(3)
Fiscal 2024 includes $29 million of intangible amortization expense and $2 million in acquisition and due diligence costs. Fiscal 2023 includes $26 million of intangible amortization expense and $3 million in acquisition and due diligence costs.

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

(7)	Individual components of diluted earnings per share may not equal the total presented when added due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM	Represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 30, 2023	26-Week Period Ended Dec. 31, 2022	Change in Dollars	%/bps Change
Sales (GAAP)	$38,908,396	$37,720,783	$1,187,613	3.1%
Impact of currency fluctuations (1)	(208,824)	—	(208,824)	(0.5)
Comparable sales using a constant currency basis (Non-GAAP)	$38,699,572	$37,720,783	$978,789	2.6%

Cost of sales (GAAP)	$31,746,991	$30,882,312	$864,679	2.8%
Impact of inventory valuation adjustment (2)	—	2,571	(2,571)	—
Cost of sales adjusted for Certain Items (Non-GAAP)	$31,746,991	$30,884,883	$862,108	2.8%

Gross profit (GAAP)	$7,161,405	$6,838,471	$322,934	4.7%
Impact of inventory valuation adjustment (2)	—	(2,571)	2,571	0.1
Gross profit adjusted for Certain Items (Non-GAAP)	7,161,405	6,835,900	325,505	4.8
Impact of currency fluctuations (1)	(50,367)	—	(50,367)	(0.8)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$7,111,038	$6,835,900	$275,138	4.0%

Gross margin (GAAP)	18.41%	18.13%		28 bps
Impact of inventory valuation adjustment (2)	—	(0.01)		1 bps
Gross margin adjusted for Certain Items (Non-GAAP)	18.41	18.12		29 bps
Impact of currency fluctuations (1)	(0.04)	—		-4 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.37%	18.12%		25 bps

Operating expenses (GAAP)	$5,657,780	$5,460,847	$196,933	3.6%
Impact of restructuring and transformational project costs (3)	(33,175)	(26,034)	(7,141)	(27.4)
Impact of acquisition-related costs (4)	(62,379)	(58,415)	(3,964)	(6.8)
Impact of bad debt reserve adjustments (5)	—	4,515	(4,515)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	5,562,226	5,380,913	181,313	3.4
Impact of currency fluctuations (1)	(48,940)	—	(48,940)	(0.9)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$5,513,286	$5,380,913	$132,373	2.5%

Operating expense as a percentage of sales (GAAP)	14.54%	14.48%		6 bps
Impact of certain item adjustments	(0.24)	(0.21)		-3 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.30%	14.27%		3 bps

Operating income (GAAP)	$1,503,625	$1,377,624	$126,001	9.1%
Impact of inventory valuation adjustment (2)	—	(2,571)	2,571	NM
Impact of restructuring and transformational project costs (3)	33,175	26,034	7,141	27.4
Impact of acquisition-related costs (4)	62,379	58,415	3,964	6.8
Impact of bad debt reserve adjustments (5)	—	(4,515)	4,515	NM
Operating income adjusted for Certain Items (Non-GAAP)	1,599,179	1,454,987	144,192	9.9
Impact of currency fluctuations (1)	(1,427)	—	(1,427)	(0.1)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,597,752	$1,454,987	$142,765	9.8%

	26-Week Period Ended Dec. 30, 2023	26-Week Period Ended Dec. 31, 2022	Change in Dollars	%/bps Change

Other expense (GAAP)	$11,885	$348,054	$(336,169)	(96.6)%
Impact of other non-routine gains and losses (6)	—	(314,878)	314,878	NM
Other expense adjusted for Certain Items (Non-GAAP)	$11,885	$33,176	$(21,291)	(64.2)%

Net earnings (GAAP)	$918,634	$606,784	$311,850	51.4%
Impact of inventory valuation adjustment (2)	—	(2,571)	2,571	NM
Impact of restructuring and transformational project costs (3)	33,175	26,034	7,141	27.4
Impact of acquisition-related costs (4)	62,379	58,415	3,964	6.8
Impact of bad debt reserve adjustments (5)	—	(4,515)	4,515	NM
Impact of other non-routine gains and losses (6)	—	314,878	(314,878)	NM
Tax impact of inventory valuation adjustment (7)	—	646	(646)	NM
Tax impact of restructuring and transformational project costs (7)	(8,184)	(6,538)	(1,646)	(25.2)
Tax impact of acquisition-related costs (7)	(15,388)	(14,670)	(718)	(4.9)
Tax impact of bad debt reserves adjustments (7)	—	1,134	(1,134)	NM
Tax impact of other non-routine gains and losses (7)	—	(79,075)	79,075	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$990,616	$900,522	$90,094	10.0%

Diluted earnings per share (GAAP)	$1.81	$1.19	$0.62	52.1%
Impact of inventory valuation adjustment (2)	—	(0.01)	0.01	NM
Impact of restructuring and transformational project costs (3)	0.07	0.05	0.02	40.0
Impact of acquisition-related costs (4)	0.12	0.11	0.01	9.1
Impact of bad debt reserve adjustments (5)	—	(0.01)	0.01	NM
Impact of other non-routine gains and losses (6)	—	0.62	(0.62)	NM
Tax impact of restructuring and transformational project costs (7)	(0.02)	(0.01)	(0.01)	(100.0)
Tax impact of acquisition-related costs (7)	(0.03)	(0.03)	—	—
Tax impact of other non-routine gains and losses (7)	—	(0.15)	0.15	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (8)	$1.96	$1.76	$0.20	11.4%

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory.
(3)
Fiscal 2024 includes $8 million related to restructuring and severance charges and $25 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2023 includes $10 million related to restructuring and severance charges and $16 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(4)
Fiscal 2024 includes $57 million of intangible amortization expense and $5 million in acquisition and due diligence costs. Fiscal 2023 includes $52 million of intangible amortization expense and $6 million in acquisition and due diligence costs.

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

NM	Represents that the percentage change is not meaningful.

	13-Week Period Ended Dec. 30, 2023	13-Week Period Ended Dec. 31, 2022	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,738,658	$1,712,121	$26,537	1.5%
Impact of restructuring and transformational project costs	(65)	(92)	27	29.3
Impact of acquisition-related costs (1)	(12,025)	(11,514)	(511)	(4.4)
Impact of bad debt reserve adjustments (2)	—	1,658	(1,658)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,726,568	$1,702,173	$24,395	1.4%

Operating income (GAAP)	$839,036	$780,968	$58,068	7.4%
Impact of restructuring and transformational project costs	65	92	(27)	(29.3)
Impact of acquisition-related costs (1)	12,025	11,514	511	4.4
Impact of bad debt reserve adjustments (2)	—	(1,658)	1,658	NM
Operating income adjusted for Certain Items (Non-GAAP)	$851,126	$790,916	$60,210	7.6%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,596,458	$3,282,411	$314,047	9.6%
Impact of currency fluctuations (3)	(104,598)	—	(104,598)	(3.2)
Comparable sales using a constant currency basis (Non-GAAP)	$3,491,860	$3,282,411	$209,449	6.4%

Gross profit (GAAP)	$708,100	$624,460	$83,640	13.4%
Impact of currency fluctuations (3)	(24,126)	—	(24,126)	(3.9)
Comparable gross profit using a constant currency basis (Non-GAAP)	$683,974	$624,460	$59,514	9.5%

Gross margin (GAAP)	19.69%	19.02%		67 bps
Impact of currency fluctuations (3)	(0.10)	—		-10 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.59%	19.02%		57 bps

Operating expenses (GAAP)	$625,170	$567,047	$58,123	10.3%
Impact of restructuring and transformational project costs (4)	(2,603)	(5,588)	2,985	53.4
Impact of acquisition-related costs (5)	(16,847)	(15,935)	(912)	(5.7)
Impact of bad debt reserve adjustments (2)	—	265	(265)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	605,720	545,789	59,931	11.0
Impact of currency fluctuations (3)	(22,327)	—	(22,327)	(4.1)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$583,393	$545,789	$37,604	6.9%

Operating income (GAAP)	$82,930	$57,413	$25,517	44.4%
Impact of restructuring and transformational project costs (4)	2,603	5,588	(2,985)	(53.4)
Impact of acquisition-related costs (5)	16,847	15,935	912	5.7
Impact of bad debt reserve adjustments (2)	—	(265)	265	NM
Operating income adjusted for Certain Items (Non-GAAP)	102,380	78,671	23,709	30.1
Impact of currency fluctuations (3)	(1,799)	—	(1,799)	(2.2)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$100,581	$78,671	$21,910	27.9%

SYGMA
Operating expenses (GAAP)	$132,161	$143,614	$(11,453)	(8.0)%
Operating income (GAAP)	16,346	6,847	9,499	NM

OTHER
Operating expenses (GAAP)	$64,620	$67,441	$(2,821)	(4.2)%
Operating income (GAAP)	8,387	9,870	(1,483)	(15.0)

	13-Week Period Ended Dec. 30, 2023	13-Week Period Ended Dec. 31, 2022	Change in Dollars	%/bps Change

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$6,325	$4,295	$2,030	47.3%

Operating expenses (GAAP)	$252,981	$218,570	$34,411	15.7%
Impact of restructuring and transformational project costs (6)	(10,832)	(8,708)	(2,124)	(24.4)
Impact of acquisition-related costs (7)	(2,469)	(1,511)	(958)	(63.4)
Operating expenses adjusted for Certain Items (Non-GAAP)	$239,680	$208,351	$31,329	15.0%

Operating loss (GAAP)	$(246,656)	$(214,275)	$(32,381)	(15.1)%
Impact of restructuring and transformational project costs (6)	10,832	8,708	2,124	24.4
Impact of acquisition-related costs (7)	2,469	1,511	958	63.4
Operating loss adjusted for Certain Items (Non-GAAP)	$(233,355)	$(204,056)	$(29,299)	(14.4)%

(1)	Fiscal 2024 and fiscal 2023 include intangible amortization expense and acquisition costs.
(2)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 30, 2023	26-Week Period Ended Dec. 31, 2022	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$3,482,462	$3,418,753	$63,709	1.9%
Impact of restructuring and transformational project costs	(120)	(44)	(76)	NM
Impact of acquisition-related costs (1)	(24,572)	(24,100)	(472)	(2.0)
Impact of bad debt reserve adjustments (2)	—	4,250	(4,250)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$3,457,770	$3,398,859	$58,911	1.7%

Operating income (GAAP)	$1,780,007	$1,686,679	$93,328	5.5%
Impact of restructuring and transformational project costs	120	44	76	NM
Impact of acquisition-related costs (1)	24,572	24,100	472	2.0
Impact of bad debt reserve adjustments (2)	—	(4,250)	4,250	NM
Operating income adjusted for Certain Items (Non-GAAP)	$1,804,699	$1,706,573	$98,126	5.7%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$7,279,668	$6,566,146	$713,522	10.9%
Impact of currency fluctuations (3)	(210,101)	—	(210,101)	(3.2)
Comparable sales using a constant currency basis (Non-GAAP)	$7,069,567	$6,566,146	$503,421	7.7%

Gross profit (GAAP)	$1,440,139	$1,273,725	$166,414	13.1%
Impact of currency fluctuations (3)	(50,837)	—	(50,837)	(4.0)
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,389,302	$1,273,725	$115,577	9.1%

Gross margin (GAAP)	19.78%	19.40%		38 bps
Impact of currency fluctuations (3)	(0.13)	—		-13 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.65%	19.40%		25 bps

Operating expenses (GAAP)	$1,263,726	$1,129,332	$134,394	11.9%
Impact of restructuring and transformational project costs (4)	(8,406)	(9,495)	1,089	11.5
Impact of acquisition-related costs (5)	(33,744)	(31,949)	(1,795)	(5.6)
Impact of bad debt reserve adjustments (2)	—	265	(265)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	1,221,576	1,088,153	133,423	12.3
Impact of currency fluctuations (3)	(47,743)	—	(47,743)	(4.4)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,173,833	$1,088,153	$85,680	7.9%

Operating income (GAAP)	$176,413	$144,393	$32,020	22.2%
Impact of restructuring and transformational project costs (4)	8,406	9,495	(1,089)	(11.5)
Impact of acquisition-related costs (5)	33,744	31,949	1,795	5.6
Impact of bad debt reserve adjustments (2)	—	(265)	265	NM
Operating income adjusted for Certain Items (Non-GAAP)	218,563	185,572	32,991	17.8
Impact of currency fluctuations (3)	(3,094)	—	(3,094)	(1.7)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$215,469	$185,572	$29,897	16.1%

	26-Week Period Ended Dec. 30, 2023	26-Week Period Ended Dec. 31, 2022	Change in Dollars	%/bps Change
SYGMA
Sales (GAAP)	$3,819,729	$3,866,993	$(47,264)	(1.2)%
Gross profit (GAAP)	301,317	304,354	(3,037)	(1.0)
Gross margin (GAAP)	7.89%	7.87%		2 bps

Operating expenses (GAAP)	$272,204	$291,810	$(19,606)	(6.7)%
Operating income (GAAP)	29,113	12,544	16,569	NM

OTHER
Operating expenses (GAAP)	$130,772	$136,741	$(5,969)	(4.4)%
Operating income (GAAP)	20,210	21,408	(1,198)	(5.6)

GLOBAL SUPPORT CENTER
Gross profit (loss) (GAAP)	$6,498	$(3,189)	$9,687	NM
Impact of inventory valuation adjustment (6)	—	(2,571)	2,571	NM
Comparable gross profit (loss) adjusted for Certain Items (Non-GAAP)	$6,498	$(5,760)	$12,258	NM

Operating expenses (GAAP)	$508,616	$484,211	$24,405	5.0%
Impact of restructuring and transformational project costs (7)	(24,649)	(16,495)	(8,154)	(49.4)
Impact of acquisition-related costs (8)	(4,063)	(2,365)	(1,698)	(71.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	$479,904	$465,351	$14,553	3.1%

Operating loss (GAAP)	$(502,118)	$(487,400)	$(14,718)	(3.0)%
Impact of inventory valuation adjustment (6)	—	(2,571)	2,571	NM
Impact of restructuring and transformational project costs (7)	24,649	16,495	8,154	49.4
Impact of acquisition-related costs (8)	4,063	2,365	1,698	71.8
Operating loss adjusted for Certain Items (Non-GAAP)	$(473,406)	$(471,111)	$(2,295)	(0.5)%

(1)	Fiscal 2024 and fiscal 2023 include intangible amortization expense and acquisition costs.
(2)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and severance costs, primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

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

	13-Week Period Ended Dec. 30, 2023	13-Week Period Ended Dec. 31, 2022	Change in Dollars	% Change
Net earnings (GAAP)	$415,242	$141,216	$274,026	NM
Interest (GAAP)	149,680	132,042	17,638	13.4
Income taxes (GAAP)	129,876	37,260	92,616	NM
Depreciation and amortization (GAAP)	219,458	190,025	29,433	15.5
EBITDA (Non-GAAP)	$914,256	$500,543	$413,713	82.7%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	10,910	14,793	(3,883)	(26.2)
Impact of acquisition-related costs (2)	2,332	3,049	(717)	(23.5)
Impact of bad debt reserve adjustments (3)	—	(1,923)	1,923	NM
Impact of other non-routine gains and losses (4)	—	314,878	(314,878)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (5)	$927,498	$831,340	$96,158	11.6%
Other expense (income), net, as adjusted (Non-GAAP) (6)	5,245	15,427	(10,182)	(66.0)
Depreciation and amortization, as adjusted (Non-GAAP) (7)	(187,859)	(164,519)	(23,340)	(14.2)
Operating income adjusted for Certain Items (Non-GAAP)	$744,884	$682,248	$62,636	9.2%

(1)
Fiscal 2024 and fiscal 2023 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2024 and fiscal 2023 include acquisition and due diligence costs.
(3)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)
Fiscal 2023 primarily represents a pension settlement charge of $315 million that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer.

(5)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $9 million and $5 million or non-cash stock compensation expense of $29 million and $24 million in fiscal 2024 and fiscal 2023, respectively.

(6)	Fiscal 2024 represents $5 million in GAAP other expense (income), net. Fiscal 2023 represents $330 million in GAAP other expense (income), net less $315 million due to the certain items impact of a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer.
(7)	Fiscal 2024 includes $219 million in GAAP depreciation and amortization expense, less $32 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2023 includes $190 million in GAAP depreciation and amortization expense, less $26 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.
NM	Represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 30, 2023	26-Week Period Ended Dec. 31, 2022	Change in Dollars	% Change
Net earnings (GAAP)	$918,634	$606,784	$311,850	51.4%
Interest (GAAP)	284,014	256,192	27,822	10.9
Income taxes (GAAP)	289,092	166,594	122,498	73.5
Depreciation and amortization (GAAP)	425,465	378,949	46,516	12.3
EBITDA (Non-GAAP)	$1,917,205	$1,408,519	$508,686	36.1%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$—	$(2,571)	$2,571	NM
Impact of restructuring and transformational project costs (2)	29,743	25,302	4,441	17.6
Impact of acquisition-related costs (3)	4,961	6,595	(1,634)	(24.8)
Impact of bad debt reserve adjustments (4)	—	(4,515)	4,515	NM
Impact of other non-routine gains and losses (5)	—	314,878	(314,878)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (6)	$1,951,909	$1,748,208	$203,701	11.7%
Other expense (income), net, as adjusted (Non-GAAP) (7)	11,885	33,176	(21,291)	(64.2)
Depreciation and amortization, as adjusted (Non-GAAP) (8)	(364,615)	(326,397)	(38,218)	(11.7)
Operating income adjusted for Certain Items (Non-GAAP)	$1,599,179	$1,454,987	$144,192	9.9%

(1)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory.
(2)
Fiscal 2024 and 2023 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of changes to our business technology strategy and exclude charges related to accelerated depreciation.

(3)	Fiscal 2024 and 2023 include acquisition and due diligence costs.
(4)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)
Fiscal 2023 primarily represents a pension settlement charge of $315 million that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer.

(6)	In arriving at adjusted EBITDA, Sysco does not exclude interest income of $20 million and $8 million or non-cash stock compensation expense of $53 million and $52 million for fiscal 2024 and fiscal 2023, respectively.
(7)	Fiscal 2024 represents $12 million in GAAP other expense (income), net. Fiscal 2023 represents $348 million in GAAP other expense (income), net less $315 million due to the certain items impact of a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer.
(8)	Fiscal 2024 includes $425 million in GAAP depreciation and amortization expense, less $61 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2023 includes $379 million in GAAP depreciation and amortization expense, less $53 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.
NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

We produced positive free cash flow, impacted by higher capital expenditures, timing and historical seasonality, and investments toward our Recipe for Growth strategy. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 26 weeks of fiscal 2024 to the first 26 weeks of fiscal 2023 are provided.

	26-Week Period Ended Dec. 30, 2023	26-Week Period Ended Dec. 31, 2022
Source of cash (use of cash)	(In thousands)
Net cash provided by operating activities (GAAP)	$855,897	$503,466
Additions to plant and equipment	(346,797)	(309,664)
Proceeds from sales of plant and equipment	18,347	25,493
Free Cash Flow (Non-GAAP) (1)	$527,447	$219,295

Acquisition of businesses, net of cash acquired	$(1,174,608)	$(37,699)
Debt borrowings (repayments), net	1,444,755	237,754
Stock repurchases	(199,947)	(267,727)
Dividends paid	(505,588)	(498,323)

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

We are increasing our share repurchase expectations from the prior guidance of $750.0 million to $1.25 billion for fiscal 2024. Including both share repurchases and dividends, Sysco is expected to return $2.25 billion to its shareholders in fiscal 2024.

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. As of December 30, 2023, we had $962.2 million in cash and cash equivalents, approximately 57% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow. Due to our strong financial position, we believe we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. The remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper programs and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $855.9 million in cash flows from operations in the first 26 weeks of fiscal 2024, compared to cash flows from operations of $503.5 million in the first 26 weeks of fiscal 2023. In the first 26 weeks of fiscal 2024, these amounts included year-over-year favorable comparisons on working capital of $172.1 million due to a favorable comparison on inventory and accounts receivable, partially offset by an unfavorable comparison on accounts payable. Accrued expenses also had a favorable comparison, primarily from accrued payroll in the first 26 weeks of fiscal 2024 in comparison to the first 26 weeks of fiscal 2023. Income taxes negatively impacted cash flows from operations, as estimated payments made in the first 26 weeks of fiscal 2024 increased compared to the first 26 weeks of fiscal 2023.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2024 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 26 weeks of fiscal 2024 were $37.1 million higher than in the first 26 weeks of fiscal 2023, as we made investments to advance our Recipe for Growth strategy.

During the first 26 weeks of fiscal 2024, we paid $1.2 billion, net of cash acquired, for acquisitions compared to $37.7 million in acquisitions made in the first 26 weeks of fiscal 2023. These payments increased in the first 26 weeks of fiscal 2024 compared to the first 26 weeks of fiscal 2023 primarily due to the acquisition of Edward Don.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $57.3 million in the first 26 weeks of fiscal 2024, as compared to $47.3 million in the first 26 weeks of fiscal 2023. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased 2,862,667 shares for $199.9 million during the first 26 weeks of fiscal 2024, and intend to repurchase $1.25 billion in fiscal 2024. As of December 30, 2023, we had a remaining authorization of approximately $3.8 billion. We repurchased 6,026,110 additional shares for $500.0 million under our authorization through January 12, 2024.

Dividends paid in the first 26 weeks of fiscal 2024 were $505.6 million, or $1.00 per share, as compared to $498.3 million, or $0.98 per share, in the first 26 weeks of fiscal 2023. In November 2023, we declared our regular quarterly dividend for the second quarter of fiscal 2024 of $0.50 per share, which was paid in January 2024.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of December 30, 2023 are disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of December 30, 2023, Sysco had a total of $10.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2023 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Dec. 30, 2023	Jul. 1, 2023
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$190,948	$321,476
Current assets	5,761,746	5,149,509
Total current assets	$5,952,694	$5,470,985
Notes receivable from non-obligor subsidiaries	$94,103	$108,380
Other noncurrent assets	4,442,629	4,254,145
Total noncurrent assets	$4,536,732	$4,362,525

LIABILITIES
Payables due to non-obligor subsidiaries	$200,696	$71,175
Other current liabilities	2,019,075	2,305,435
Total current liabilities	$2,219,771	$2,376,610
Notes payable to non-obligor subsidiaries	$239,035	$240,874
Long-term debt	11,452,539	9,793,541
Other noncurrent liabilities	1,187,496	1,121,884
Total noncurrent liabilities	$12,879,070	$11,156,299

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	26-Week Period Ended Dec. 30, 2023
(In thousands)
Sales	$24,197,326
Gross profit	4,380,114
Operating income	1,235,310
Interest expense from non-obligor subsidiaries	11,781
Net earnings	699,757

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
•the implications of the COVID-19 pandemic and any expectations we may have with respect thereto, including our ability to withstand and recover from the crisis;
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

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We made the following share repurchases during the second quarter of fiscal 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
October 1 - October 28	569,405	$64.48	569,405	—
Month #2
October 29 - November 25	574,847	67.62	574,847	—
Month #3
November 26 - December 30	338,707	72.61	338,707	—
Totals	1,482,959	$67.56	1,482,959	—

(1)	The total number of shares purchased includes 0, 1,637 and 1,602 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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

We repurchased 2,862,667 shares for $199.9 million during fiscal 2024. As of December 30, 2023, we had a remaining authorization of approximately $3.8 billion. We purchased 6,026,110 additional shares under our authorization through January 12, 2024.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Insider Trading Arrangements and Policies

The table below shows the plans or other arrangements (each, a (Plan)) adopted or terminated during the quarter ended December 30, 2023 providing for the purchase and/or sale of Sysco securities by Sysco’s directors and Section 16 officers:

Name	Title	Action	Date	Trading Arrangement		Number of Securities Covered	Expiration Date (3)
				Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Kevin Hourican	President and Chief Executive Officer	Adopt	December 13, 2023	X		75,019 shares to be sold	December 31, 2024
Neil Russell	Senior Vice President, Corporate Affairs and Chief Administrative Officer	Adopt	December 7, 2023	X		5,129 shares to be sold	December 31, 2024
Chris Jasper	Senior Vice President and President, U.S. Broadline and Foodservice Operations	Adopt	December 13, 2023	X		4,000 shares to be sold	December 31, 2024

(1)	Intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).
(2)	Non-Rule Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
(3)	Each Plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the Plan have been executed; or (iii) such date the Plan is otherwise terminated according to its terms.

Item 6.  Exhibits

The exhibits listed on the Exhibit Index below are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—
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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated June 21, 2023, incorporated by reference to Exhibit 3.1 to the Form 10-K filed on June 23, 2023 (File No. 1-6544).

4.1	—
Forty-Fourth Supplemental Indenture, dated as of November 17, 2023, among Sysco Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, to the 5.750% Senior Notes due 2029 (including the Form of 5.750% Senior Note), incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 17, 2023 (File No. 1-6544).

4.2	—
Forty-Fifth Supplemental Indenture, dated as of November 17, 2023, among Sysco Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6.000% Senior Notes due 2034 (including the Form of 6.000% Senior Note), incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 17, 2023 (File No. 1-6544).

10.1†#	—	Form of Restricted Stock Award Agreement for Directors (2023) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.2†#	—
Form of Restricted Stock Award Agreement for Directors (2023) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan).

10.3†#	—	Description of Compensation Arrangements with Non-Employee Directors.

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended July 1, 2023 filed on August 25, 2023 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: January 30, 2024	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: January 30, 2024	By:	/s/ KENNY K. CHEUNG
Kenny K. Cheung
Executive Vice President and
Chief Financial Officer

Date: January 30, 2024	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President and
Chief Accounting Officer