Form 10-Q
period 2024-03-30
SYSCO CORP
filed 2024-05-01
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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

497,982,485 shares of common stock were outstanding as of April 12, 2024.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Mar. 30, 2024	Jul. 1, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$598,322	$745,201
Accounts receivable, less allowances of $85,590 and $45,599	5,556,703	5,091,970
Inventories	4,733,966	4,480,812
Prepaid expenses and other current assets	310,069	284,566
Income tax receivable	5,815	5,815
Total current assets	11,204,875	10,608,364
Plant and equipment at cost, less accumulated depreciation	5,290,437	4,915,049
Other long-term assets
Goodwill	5,220,989	4,645,754
Intangibles, less amortization	1,136,869	859,530
Deferred income taxes	442,256	420,450
Operating lease right-of-use assets, net	882,211	731,766
Other assets	534,703	640,232
Total other long-term assets	8,217,028	7,297,732
Total assets	$24,712,340	$22,821,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,869,479	$6,025,757
Accrued expenses	2,246,595	2,251,181
Accrued income taxes	33,988	101,894
Current operating lease liabilities	122,984	99,051
Current maturities of long-term debt	93,225	62,550
Total current liabilities	8,366,271	8,540,433
Long-term liabilities
Long-term debt	12,113,205	10,347,997
Deferred income taxes	312,927	302,904
Long-term operating lease liabilities	791,007	656,269
Other long-term liabilities	995,420	931,708
Total long-term liabilities	14,212,559	12,238,878
Noncontrolling interest	32,557	33,212
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,846,743	1,814,681
Retained earnings	11,898,772	11,310,664
Accumulated other comprehensive loss	(1,231,221)	(1,252,590)
Treasury stock at cost, 266,250,088 and 260,062,834 shares	(11,178,516)	(10,629,308)
Total shareholders’ equity	2,100,953	2,008,622
Total liabilities and shareholders’ equity	$24,712,340	$22,821,145
Note: The July 1, 2023 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
Sales	$19,379,500	$18,875,676	$58,287,896	$56,596,459
Cost of sales	15,770,444	15,444,316	47,517,435	46,326,628
Gross profit	3,609,056	3,431,360	10,770,461	10,269,831
Operating expenses	2,887,010	2,735,633	8,544,790	8,196,480
Operating income	722,046	695,727	2,225,671	2,073,351
Interest expense	157,853	134,931	441,867	391,123
Other expense (income), net (1) (2)	10,380	6,759	22,265	354,813
Earnings before income taxes	553,813	554,037	1,761,539	1,327,415
Income taxes	129,125	124,433	418,217	291,027
Net earnings	$424,688	$429,604	$1,343,322	$1,036,388

Net earnings:
Basic earnings per share	$0.85	$0.85	$2.67	$2.04
Diluted earnings per share	0.85	0.84	2.66	2.03

Average shares outstanding	499,642,505	507,716,975	503,027,209	507,635,083
Diluted shares outstanding	501,921,446	509,842,400	504,973,406	510,123,782

(1)	Gains and losses related to the disposition of fixed assets have been recognized within operating expenses. Prior year amounts have been reclassified to conform to this presentation.
(2)	Sysco’s second quarter of fiscal 2023 included a charge of $315.4 million in other expense related to pension settlement charges. See Note 9, “Company-Sponsored Employee Benefit Plans.”

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
Net earnings	$424,688	$429,604	$1,343,322	$1,036,388
Other comprehensive income (loss):
Foreign currency translation adjustment	(67,825)	62,771	(12,935)	72,403
Items presented net of tax:
Amortization of cash flow hedges	2,170	2,170	6,510	6,495
Change in net investment hedges	6,769	(5,401)	(9,972)	(15,641)
Change in cash flow hedges	12,540	(22,455)	19,463	(48,642)
Changes in excluded components of fair value hedge	234	—	372	—
Amortization of prior service cost	146	74	438	222
Amortization of actuarial loss	5,034	5,605	15,027	18,124
Pension settlement charge	—	—	—	236,591
Net actuarial (loss) gain arising in current year	—	—	503	(67,388)
Change in marketable securities	(536)	1,139	1,963	(995)
Total other comprehensive income (loss)	(41,468)	43,903	21,369	201,169
Comprehensive income	$383,220	$473,507	$1,364,691	$1,237,557

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 30, 2023	765,174,900	$765,175	$1,877,201	$11,724,251	$(1,189,753)	261,472,819	$(10,772,840)	$2,404,034
Net earnings				424,688				424,688
Other comprehensive income					(41,468)			(41,468)
Dividends declared ($0.50 per common share)				(250,167)				(250,167)
Treasury stock purchases			(51,537)			6,026,110	(448,463)	(500,000)
Share-based compensation awards			21,079			(1,248,841)	42,787	63,866
Balance as of March 30, 2024	765,174,900	$765,175	$1,846,743	$11,898,772	$(1,231,221)	266,250,088	$(11,178,516)	$2,100,953

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 31, 2022	765,174,900	$765,175	$1,774,141	$10,649,338	$(1,324,788)	257,846,972	$(10,427,277)	$1,436,589
Net earnings				429,604				429,604
Other comprehensive income					43,903			43,903
Dividends declared ($0.49 per common share)				(249,033)				(249,033)
Treasury stock purchases						1,530,029	(116,023)	(116,023)
Share-based compensation awards			10,934			(615,986)	19,328	30,262
Balance as of April 1, 2023	765,174,900	$765,175	$1,785,075	$10,829,909	$(1,280,885)	258,761,015	$(10,523,972)	$1,575,302

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 1, 2023	765,174,900	$765,175	$1,814,681	$11,310,664	$(1,252,590)	260,062,834	$(10,629,308)	$2,008,622
Net earnings				1,343,322				1,343,322
Other comprehensive income					21,369			21,369
Dividends declared ($1.50 per common share)				(755,214)				(755,214)
Treasury stock purchases			(51,537)			8,888,777	(648,410)	(699,947)
Share-based compensation awards			83,599			(2,701,523)	99,202	182,801
Balance as of March 30, 2024	765,174,900	$765,175	$1,846,743	$11,898,772	$(1,231,221)	266,250,088	$(11,178,516)	$2,100,953

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 2, 2022	765,174,900	$765,175	$1,766,305	$10,539,722	$(1,482,054)	256,531,543	$(10,206,888)	$1,382,260
Net earnings				1,036,388				1,036,388
Other comprehensive income					201,169			201,169
Dividends declared ($1.47 per common share)				(746,201)				(746,201)
Treasury stock purchases						4,629,297	(383,750)	(383,750)
Increase in ownership interest in subsidiaries			(2,077)					(2,077)
Share-based compensation awards			20,847			(2,399,825)	66,666	87,513
Balance as of April 1, 2023	765,174,900	$765,175	$1,785,075	$10,829,909	$(1,280,885)	258,761,015	$(10,523,972)	$1,575,302

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	39-Week Period Ended
	Mar. 30, 2024	Apr. 1, 2023
Cash flows from operating activities:
Net earnings	$1,343,322	$1,036,388
Adjustments to reconcile net earnings to cash provided by operating activities:
Pension settlement charge	—	315,354
Share-based compensation expense	76,688	73,765
Depreciation and amortization	646,848	574,945
Operating lease asset amortization	91,694	83,959
Amortization of debt issuance and other debt-related costs	13,695	15,019
Deferred income taxes	(25,465)	(163,044)
Provision for losses on receivables	43,409	21,899
Other non-cash items	(2,488)	2,787
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(325,108)	(405,372)
Increase in inventories	(125,859)	(172,117)
Decrease (increase) in prepaid expenses and other current assets	23,267	(6,242)
(Decrease) increase in accounts payable	(281,506)	88,995
Increase (decrease) in accrued expenses	29,019	(55,162)
Decrease in operating lease liabilities	(102,969)	(100,847)
(Decrease) increase in accrued income taxes	(67,906)	119,784
Decrease in other assets	25,621	23,843
Increase (decrease) in other long-term liabilities	10,931	(28,172)
Net cash provided by operating activities	1,373,193	1,425,782
Cash flows from investing activities:
Additions to plant and equipment	(530,161)	(474,456)
Proceeds from sales of plant and equipment	20,708	28,313
Acquisition of businesses, net of cash acquired	(1,181,188)	(37,384)
Purchase of marketable securities	(11,422)	(15,078)
Proceeds from sales of marketable securities	—	11,641
Other investing activities	1,414	5,610
Net cash used for investing activities	(1,700,649)	(481,354)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	524,593	—
Other debt borrowings including senior notes	1,261,208	174,262
Other debt repayments including senior notes	(338,721)	(81,345)
Debt issuance costs	(13,035)	—
Proceeds from stock option exercises	103,496	67,115
Stock repurchases	(699,947)	(377,800)
Dividends paid	(758,128)	(747,378)
Other financing activities	(19,206)	(57,906)
Net cash provided by (used for) financing activities	60,260	(1,023,052)
Effect of exchange rates on cash, cash equivalents and restricted cash	(6,206)	1,713
Net decrease in cash, cash equivalents and restricted cash	(273,402)	(76,911)
Cash, cash equivalents and restricted cash at beginning of period	966,033	931,376
Cash, cash equivalents and restricted cash at end of period	$692,631	$854,465
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$376,465	$343,402
Income taxes, net of refunds	510,458	306,174

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

Supplemental Cash Flow Information

The following table sets forth our reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Mar. 30, 2024	Apr. 1, 2023
	(In thousands)
Cash and cash equivalents	$598,322	$757,867
Restricted cash (1)	94,309	96,598
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$692,631	$854,465

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth our non-cash investing and financing activities:

	Mar. 30, 2024	Apr. 1, 2023
	(In thousands)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$288,045	$111,771
Assets obtained in exchange for finance lease obligations	87,729	99,776

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

The company’s outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Mar. 30, 2024	Jul. 1, 2023	Apr. 1, 2023	Jul. 2, 2022
	(In thousands)
Financed payment obligations	$115,663	$99,606	$109,242	$90,267

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

3. REVENUE

We recognize revenues when our performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.3 billion and $4.7 billion as of March 30, 2024 and July 1, 2023, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and, therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of March 30, 2024, our contract assets were not significant. We have no significant commissions paid that are directly attributable to obtaining a particular contract.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Mar. 30, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$2,684,427	$784,599	$224,712	$—	$3,693,738
Fresh and frozen meats	2,460,731	482,271	509,315	—	3,452,317
Frozen fruits, vegetables, bakery and other	2,007,661	664,670	310,882	—	2,983,213
Dairy products	1,416,484	391,873	136,045	—	1,944,402
Poultry	1,323,166	259,138	249,457	—	1,831,761
Fresh produce	1,361,708	268,089	69,199	—	1,698,996
Paper and disposables	1,010,715	126,117	182,608	13,261	1,332,701
Seafood	544,394	97,227	52,161	—	693,782
Beverage products	351,387	165,421	143,101	20,497	680,406
Equipment and smallwares (1)	282,685	43,420	6,252	120,640	452,997
Other (2)	263,750	210,407	20,190	120,840	615,187
Total Sales	$13,707,108	$3,493,232	$1,903,922	$275,238	$19,379,500

(1)	Due to the acquisition of Edward Don & Company (Edward Don), a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category. See Note 4, “Acquisitions,” for details on this acquisition.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	13-Week Period Ended Apr. 1, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$2,649,632	$743,056	$244,695	$—	$3,637,383
Fresh and frozen meats	2,378,124	474,824	461,897	—	3,314,845
Frozen fruits, vegetables, bakery and other	1,949,160	548,719	336,495	—	2,834,374
Dairy products	1,513,084	404,943	162,065	—	2,080,092
Poultry	1,266,096	288,185	272,727	—	1,827,008
Fresh produce	1,288,241	255,615	66,458	—	1,610,314
Paper and disposables	988,448	131,784	205,353	14,561	1,340,146
Seafood	587,726	111,779	51,077	—	750,582
Beverage products	328,221	145,013	144,703	21,957	639,894
Equipment and smallwares (1)	77,619	45,624	6,010	130,248	259,501
Other (2)	231,168	194,579	20,578	135,212	581,537
Total Sales	$13,257,519	$3,344,121	$1,972,058	$301,978	$18,875,676

(1)	Due to the acquisition of Edward Don & Company (Edward Don), a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category. See Note 4, “Acquisitions,” for details on this acquisition.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	39-Week Period Ended Mar. 30, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$7,970,414	$2,417,313	$686,329	$—	$11,074,056
Fresh and frozen meats	7,604,366	1,505,399	1,494,006	—	10,603,771
Frozen fruits, vegetables, bakery and other	6,032,262	2,020,245	931,960	—	8,984,467
Dairy products	4,319,037	1,194,445	418,614	—	5,932,096
Poultry	4,024,956	835,773	784,465	—	5,645,194
Fresh produce	4,031,644	808,224	205,408	—	5,045,276
Paper and disposables	2,976,040	447,637	557,225	43,642	4,024,544
Seafood	1,629,987	332,372	139,733	—	2,102,092
Beverage products	1,049,800	500,343	428,460	65,693	2,044,296
Equipment and smallwares (1)	530,031	143,895	17,919	360,593	1,052,438
Other (2)	756,813	567,254	59,532	396,067	1,779,666
Total Sales	$40,925,350	$10,772,900	$5,723,651	$865,995	$58,287,896

(1)	Due to the acquisition of Edward Don & Company (Edward Don), a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category. See Note 4, “Acquisitions,” for details on this acquisition.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	39-Week Period Ended Apr. 1, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In thousands)
Principal Product Categories
Canned and dry products	$7,729,545	$2,135,052	$717,588	$2,002	$10,584,187
Fresh and frozen meats	7,234,503	1,373,206	1,377,707	—	9,985,416
Frozen fruits, vegetables, bakery and other	5,643,893	1,724,851	984,070	149	8,352,963
Dairy products	4,536,602	1,130,429	487,466	—	6,154,497
Poultry	4,169,417	866,378	815,461	—	5,851,256
Fresh produce	4,011,326	767,993	197,801	—	4,977,120
Paper and disposables	2,987,583	410,358	625,402	43,102	4,066,445
Seafood	1,773,891	342,270	129,010	—	2,245,171
Beverage products	947,633	415,004	419,541	67,929	1,850,107
Equipment and smallwares (1)	219,670	151,575	17,669	379,813	768,727
Other (2)	682,992	593,151	67,336	417,091	1,760,570
Total Sales	$39,937,055	$9,910,267	$5,839,051	$910,086	$56,596,459

(1)	Due to the acquisition of Edward Don & Company (Edward Don), a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category. See Note 4, “Acquisitions,” for details on this acquisition.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

4.  ACQUISITIONS

During the first 39 weeks of fiscal 2024, we paid cash of $1.2 billion for several acquisitions.

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

The assets, liabilities and operating results of Edward Don are reflected in our consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the company’s preliminary estimated fair value of the assets acquired and liabilities assumed, and the excess was assigned to goodwill and intangibles. Goodwill of $445.1 million is attributed to the U.S. Foodservice Operations reportable segment and represents synergies and disposable, supply and foodservice equipment capabilities and offerings expected to benefit Sysco’s existing business.

In certain circumstances, purchase price allocations may be based upon preliminary estimates and assumptions. Accordingly, allocations are subject to revision until Sysco receives final information and completes its analysis during the measurement period. This includes finalizing the valuation of acquired tangible and intangible assets and related tax attributes.

5.  FAIR VALUE MEASUREMENTS

Sysco’s policy is to invest only in high-quality investments. The fair values of our cash deposits and money market funds included in cash equivalents are valued using inputs that are considered a Level 1 measurement. Other cash equivalents, such as time deposits and highly liquid instruments with original maturities of three months or less, are valued using inputs that are considered a Level 2 measurement. The fair value of our marketable securities is measured using inputs that are considered a Level 2 measurement, as they rely on quoted prices in markets that are not actively traded or observable inputs over the full term of the asset. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 6, “Marketable Securities.” The fair value of our derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair values of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 7, “Derivative Financial Instruments.”

The following tables present our assets measured at fair value on a recurring basis as of March 30, 2024 and July 1, 2023:

	Assets Measured at Fair Value as of Mar. 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$199,955	$3	$—	$199,958
Other assets (1)	94,309	—	—	94,309
Total assets at fair value	$294,264	$3	$—	$294,267

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jul. 1, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents
Cash and cash equivalents	$308,952	$10,021	$—	$318,973
Other assets (1)	220,831	—	—	220,831
Total assets at fair value	$529,783	$10,021	$—	$539,804

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of our total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt, and is considered a Level 2 measurement. The fair value of total debt was approximately $11.8 billion as of March 30, 2024 and $9.8 billion as of July 1, 2023, while the carrying value was $12.2 billion as of March 30, 2024 and $10.4 billion as of July 1, 2023.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 39 weeks of fiscal 2024.

The following table presents our available-for-sale marketable securities as of March 30, 2024 and July 1, 2023:

	Mar. 30, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$102,030	$315	$(4,447)	$97,898	$23,676	$74,222
Government bonds	29,553	—	(1,742)	27,811	—	27,811
Total marketable securities	$131,583	$315	$(6,189)	$125,709	$23,676	$102,033

	Jul. 1, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In thousands)
Fixed income securities:
Corporate bonds	$99,501	$96	$(6,777)	$92,820	$12,767	$80,053
Government bonds	29,777	—	(1,913)	27,864	—	27,864
Total marketable securities	$129,278	$96	$(8,690)	$120,684	$12,767	$107,917

As of March 30, 2024, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Mar. 30, 2024
(In thousands)
Due in one year or less	$23,676
Due after one year through five years	63,987
Due after five years	38,046
Total	$125,709

There were no significant realized gains or losses in marketable securities in the first 39 weeks of fiscal 2024.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, we do not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

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

In the second quarter of fiscal 2024, we entered into a cross-currency swap to hedge the foreign currency exposure of our net investment in certain foreign operations. This cross-currency swap is designated as a net investment hedge with gains and losses recognized within accumulated other comprehensive income (loss).

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

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of March 30, 2024 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500

Hedging of foreign currency risk
Various (April 2024 to August 2024)	Swedish Krona	405
Various (April 2024 to October 2024)	British Pound Sterling	28
May 2024	Mexican Peso	439
April 2025	Canadian Dollar	180
January 2029	Euro	470

Hedging of fuel risk
Various (April 2024 to March 2026)	Gallons	53

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of March 30, 2024 and July 1, 2023 are as follows:

		Derivative Fair Value
	Balance Sheet location	Mar. 30, 2024	Jul. 1, 2023
		(In thousands)
Fair Value Hedges:
Interest rate swaps	Other assets	$12,115	$—
Interest rate swaps	Other current liabilities	543	—
Cross currency swaps	Other current liabilities	1,986	1,262
Cross currency swaps	Other long-term liabilities	2,134	—

Cash Flow Hedges:
Fuel swaps	Other current assets	$1,914	$102
Foreign currency forwards	Other current assets	953	624
Fuel swaps	Other assets	870	40
Fuel swaps	Other current liabilities	1,898	17,932
Foreign currency forwards	Other current liabilities	121	404
Fuel swaps	Other long-term liabilities	383	5,637

Net Investment Hedges:
Cross currency swaps	Other current assets	$5,238	$—
Cross currency swaps	Other long-term liabilities	18,557	—

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
	(In thousands)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$168,233	$134,931	$464,132	$391,123
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$7,760	$(4,888)	$(22,538)	$(5,197)
Derivatives designated as hedging instruments	(10,711)	(394)	11,355	(5,008)
Cross currency swaps:
Hedged items	$3,070	$—	$3,355	$—
Derivatives designated as hedging instruments	(3,070)	—	(3,355)	—

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
	(In thousands)
Interest expense	$(7,500)	$(1,940)	$(10,750)	$(5,819)
Increase (decrease) in fair value of debt	(15,260)	2,948	11,788	(622)
Foreign currency gain	3,070	—	3,355	—
Hedged items	$10,830	$(4,888)	$(19,183)	$(5,197)

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended March 30, 2024 and April 1, 2023, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 30, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$13,980	Operating expense	$(423)
Foreign currency contracts	1,192	Cost of sales / Other income	—
Total	$15,172		$(423)

Derivatives in net investment hedging relationships:
Cross currency contracts	$9,042	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$313	Other expense (income)	$—

	13-Week Period Ended Apr. 1, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(27,031)	Operating expense	$(969)
Foreign currency contracts	(878)	Cost of sales / Other income	—
Total	$(27,909)		$(969)

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(7,201)	N/A	$—

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 39-week periods ended March 30, 2024 and April 1, 2023, presented on a pretax basis, are as follows:

	39-Week Period Ended Mar. 30, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$23,955	Operating expense	$2,580
Foreign currency contracts	401	Cost of sales / Other income	—
Total	$24,356		$2,580

Derivatives in net investment hedging relationships:
Cross currency contracts	$(13,319)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$497	Other expense (income)	$—

	39-Week Period Ended Apr. 1, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In thousands)		(In thousands)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(62,186)	Operating expense	$24,393
Foreign currency contracts	(543)	Cost of sales / Other income	—
Total	$(62,729)		$24,393

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(20,854)	N/A	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of March 30, 2024 are as follows:

	Mar. 30, 2024
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In thousands)
Balance sheet location:
Long-term debt	$(503,431)	$(11,788)

The carrying amount of hedged liabilities in the consolidated balance sheet as of July 1, 2023 is zero.

8. DEBT

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. As of March 30, 2024, there were no borrowings outstanding under this facility.

We have a U.S commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of March 30, 2024, there were $400.0 million in commercial paper issuances outstanding under this program.

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

The total carrying value of our debt was $12.2 billion as of March 30, 2024 and $10.4 billion as of July 1, 2023. The increase in the carrying value of our debt from the prior year was due to new debt associated with our acquisition of Edward Don and share repurchases.

On October 17, 2023, we entered into a new commercial paper dealer agreement in Europe for a commercial paper program with borrowings not to exceed €250 million. As of March 30, 2024, there were €115 million (the equivalent of $124.2 million) in commercial paper issuances outstanding under this program.

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

Components of Net Benefit Costs

The components of net company-sponsored benefit cost for the U.S. Retirement Plan are as follows:

	13-Week Period	39-Week Period
	Ended (1)	Ended (1)
	Apr. 1, 2023	Apr. 1, 2023
	(In thousands)	(In thousands)
Service cost	$1,890	$6,247
Interest cost	35,904	116,508
Expected return on plan assets	(35,425)	(112,402)
Amortization of prior service cost	98	295
Amortization of actuarial loss	7,018	23,627
Settlement loss recognized	—	315,354
Net pension costs	$9,485	$349,629

(1)	Net pension costs were not material for the third quarter and first 39 weeks of fiscal 2024.

The components of net company-sponsored benefit costs other than the service cost component are reported in other expense (income), net within the consolidated results of operations.

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$424,688	$429,604	$1,343,322	$1,036,388
Denominator:
Weighted-average basic shares outstanding	499,642,505	507,716,975	503,027,209	507,635,083
Dilutive effect of share-based awards	2,278,941	2,125,425	1,946,197	2,488,699
Weighted-average diluted shares outstanding	501,921,446	509,842,400	504,973,406	510,123,782
Basic earnings per share	$0.85	$0.85	$2.67	$2.04
Diluted earnings per share	$0.85	$0.84	$2.66	$2.03

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,938,000 and 2,264,000 for the third quarter of fiscal 2024 and 2023, respectively, and approximately 4,792,000 and 1,835,000 for the first 39 weeks of fiscal 2024 and 2023, respectively.

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

In connection with the ASR Program, we paid $500 million to Goldman on January 11, 2024. We received an initial tranche of 6,026,110 shares of Sysco’s outstanding common stock. The ASR Program was completed on March 28, 2024 and 323,109 incremental shares were due to Sysco, representing 6,349,219 shares underlying the agreement at an average price of $78.75. The incremental number of shares due upon settlement were determined based on the volume-weighted average share price of Sysco’s common stock during the term of the ASR Agreement, less an agreed discount. In the third quarter of fiscal 2024, the initial shares received were recognized in treasury stock and reduced the number of weighted average shares outstanding. The incremental shares due to Sysco upon settlement of the ASR Program was evaluated as an unsettled forward contract indexed to our common stock and is classified within stockholders’ equity as of March 30, 2024. Subsequent to March 30, 2024, the incremental shares were settled to Sysco’s account and will be recognized in treasury stock and reduce the number of weighted average shares outstanding in the fourth quarter of fiscal 2024.

11.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, changes in marketable securities, amounts related to certain hedging arrangements and amounts related to pension and other postretirement plans. Comprehensive income was $383.2 million and $473.5 million for the third quarter of fiscal 2024 and fiscal 2023, respectively. Comprehensive income was $1.4 billion and $1.2 billion for the first 39 weeks of fiscal 2024 and fiscal 2023, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 30, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(67,825)	$—	$(67,825)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense, net	313	79	234
Change in cash flow hedges	Operating expenses (1)	15,172	2,632	12,540
Change in net investment hedges	N/A	9,042	2,273	6,769
Total other comprehensive (loss) before reclassification adjustments		24,527	4,984	19,543
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,893	723	2,170
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	195	49	146
Amortization of actuarial loss, net	Other expense, net	6,705	1,671	5,034
Total reclassification adjustments		6,900	1,720	5,180
Marketable securities:
Change in marketable securities (2)	N/A	(443)	93	(536)
Total other comprehensive income (loss)		$(33,948)	$7,520	$(41,468)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the third quarter of fiscal 2024.

		13-Week Period Ended Apr. 1, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$62,771	$—	$62,771
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(27,909)	(5,454)	(22,455)
Change in net investment hedges	N/A	(7,201)	(1,800)	(5,401)
Total other comprehensive (loss) before reclassification adjustments		(35,110)	(7,254)	(27,856)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,893	723	2,170
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	99	25	74
Amortization of actuarial loss, net	Other expense, net	7,472	1,867	5,605
Total reclassification adjustments		7,571	1,892	5,679
Marketable securities:
Change in marketable securities (2)	N/A	1,441	302	1,139
Total other comprehensive income		$39,566	$(4,337)	$43,903

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the third quarter of fiscal 2023.

		39-Week Period Ended Mar. 30, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(12,935)	$—	$(12,935)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense, net	497	125	372
Change in cash flow hedges	Operating expenses (1)	24,356	4,893	19,463
Change in net investment hedges	N/A	(13,319)	(3,347)	(9,972)
Total other comprehensive (loss) before reclassification adjustments		11,534	1,671	9,863
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,679	2,169	6,510
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain, arising in the current year		672	169	503
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	585	147	438
Amortization of actuarial loss, net	Other expense, net	20,022	4,995	15,027
Total reclassification adjustments		20,607	5,142	15,465
Marketable securities:
Change in marketable securities (2)	N/A	2,720	757	1,963
Total other comprehensive income		$31,277	$9,908	$21,369

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 39 weeks of fiscal 2024.

		39-Week Period Ended Apr. 1, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$72,403	$—	$72,403
Hedging instruments:
Other comprehensive (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(62,729)	(14,087)	(48,642)
Change in net investment hedges	N/A	(20,854)	(5,213)	(15,641)
Total other comprehensive (loss) before reclassification adjustments		(83,583)	(19,300)	(64,283)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,660	2,165	6,495
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year		(89,851)	(22,463)	(67,388)
Settlements	Other expense, net	315,455	78,864	236,591
Total other comprehensive income before reclassification adjustments		225,604	56,401	169,203
Reclassification adjustments:
Amortization of prior service cost	Other expense, net	297	75	222
Amortization of actuarial loss, net	Other expense, net	24,158	6,034	18,124
Total reclassification adjustments		24,455	6,109	18,346
Marketable securities:
Change in marketable securities (2)	N/A	(1,260)	(265)	(995)
Total other comprehensive income		$246,279	$45,110	$201,169

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 39 weeks of fiscal 2023.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Mar. 30, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Dec. 30, 2023	$(319,400)	$(37,306)	$(828,753)	$(4,294)	$(1,189,753)
Equity adjustment from foreign currency translation	(67,825)	—	—	—	(67,825)
Amortization of cash flow hedges	—	2,170	—	—	2,170
Change in net investment hedges	—	6,769	—	—	6,769
Change in cash flow hedges	—	12,540	—	—	12,540
Change in excluded component of fair value hedge	—	234	—	—	234
Amortization of unrecognized prior service cost	—	—	146	—	146
Amortization of unrecognized net actuarial losses	—	—	5,034	—	5,034
Change in marketable securities	—	—	—	(536)	(536)
Balance as of Mar. 30, 2024	$(387,225)	$(15,593)	$(823,573)	$(4,830)	$(1,231,221)

	13-Week Period Ended Apr. 1, 2023
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Dec. 31, 2022	$(491,885)	$3,668	$(829,465)	$(7,106)	$(1,324,788)
Equity adjustment from foreign currency translation	62,771	—	—	—	62,771
Amortization of cash flow hedges	—	2,170	—	—	2,170
Change in net investment hedges	—	(5,401)	—	—	(5,401)
Change in cash flow hedges	—	(22,455)	—	—	(22,455)
Amortization of unrecognized prior service cost	—	—	74	—	74
Amortization of unrecognized net actuarial losses	—	—	5,605	—	5,605
Change in marketable securities	—	—	—	1,139	1,139
Balance as of Apr. 1, 2023	$(429,114)	$(22,018)	$(823,786)	$(5,967)	$(1,280,885)

	39-Week Period Ended Mar. 30, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 1, 2023	$(374,290)	$(31,966)	$(839,541)	$(6,793)	$(1,252,590)
Equity adjustment from foreign currency translation	(12,935)	—	—	—	(12,935)
Amortization of cash flow hedges	—	6,510	—	—	6,510
Change in net investment hedges	—	(9,972)	—	—	(9,972)
Change in cash flow hedges	—	19,463	—	—	19,463
Change in excluded component of fair value hedge	—	372	—	—	372
Amortization of unrecognized prior service cost	—	—	438	—	438
Amortization of unrecognized net actuarial losses	—	—	15,027	—	15,027
Net actuarial loss arising in the current year	—	—	503	—	503
Change in marketable securities	—	—	—	1,963	1,963
Balance as of Mar. 30, 2024	$(387,225)	$(15,593)	$(823,573)	$(4,830)	$(1,231,221)

	39-Week Period Ended Apr. 1, 2023
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In thousands)
Balance as of Jul. 2, 2022	$(501,517)	$35,770	$(1,011,335)	$(4,972)	$(1,482,054)
Equity adjustment from foreign currency translation	72,403	—	—	—	72,403
Amortization of cash flow hedges	—	6,495	—	—	6,495
Change in net investment hedges	—	(15,641)	—	—	(15,641)
Change in cash flow hedges	—	(48,642)	—	—	(48,642)
Amortization of unrecognized prior service cost	—	—	222	—	222
Amortization of unrecognized net actuarial losses	—	—	18,124	—	18,124
Settlements	—	—	236,591	—	236,591
Net actuarial loss arising in the current year	—	—	(67,388)	—	(67,388)
Change in marketable securities	—	—	—	(995)	(995)
Balance as of Apr. 1, 2023	$(429,114)	$(22,018)	$(823,786)	$(5,967)	$(1,280,885)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 39 weeks of fiscal 2024, options to purchase 808,279 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2024 was $19.27.

In the first 39 weeks of fiscal 2024, employees were granted 524,164 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 39 weeks of fiscal 2024 was $74.91. The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 39 weeks of fiscal 2024, employees were granted 1,135,537 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2024 was $74.50.

Employee Stock Purchase Plan

Plan participants purchased 837,169 shares of common stock under the ESPP during the first 39 weeks of fiscal 2024. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $10.86 during the first 39 weeks of fiscal 2024. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $76.7 million and $73.8 million for the first 39 weeks of fiscal 2024 and fiscal 2023, respectively.

As of March 30, 2024, there was a total of $164.8 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.03 years.

13.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the third quarter and first 39 weeks of fiscal 2024 were 23.32% and 23.74%, respectively. These rates are higher than the company’s 21.00% statutory tax rate primarily because of state income taxes. The rates are partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

The effective tax rates for the third quarter and first 39 weeks of fiscal 2023 were 22.46% and 21.92%, respectively. The third quarter rate was higher than the company’s statutory tax rate as a result of state income taxes, and partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits. The first 39 weeks of fiscal 2023 were favorably impacted by the benefit of the pension buyout and excess tax benefits of equity-based compensation.

Uncertain Tax Positions

As of March 30, 2024, the gross amount of unrecognized tax benefit and related accrued interest was $32.4 million and $10.6 million, respectively. It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects income earned and taxed in the various U.S. federal and state, as well as foreign jurisdictions. Tax law changes, increases or decreases in permanent book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco and Sons, Inc., Edward Don, acquired in the second quarter of fiscal 2024, which distributes restaurant equipment and supplies, our Asian specialty distribution company and a number of other small specialty businesses that are not material to our operations;
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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
Sales:	(In thousands)		(In thousands)
U.S. Foodservice Operations	$13,707,108	$13,257,519	$40,925,350	$39,937,055
International Foodservice Operations	3,493,232	3,344,121	10,772,900	9,910,267
SYGMA	1,903,922	1,972,058	5,723,651	5,839,051
Other	275,238	301,978	865,995	910,086
Total	$19,379,500	$18,875,676	$58,287,896	$56,596,459

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
Operating income (loss):	(In thousands)		(In thousands)
U.S. Foodservice Operations	$852,444	$857,023	$2,632,451	$2,543,704
International Foodservice Operations	83,898	48,236	260,311	192,629
SYGMA	16,805	25,618	45,918	38,161
Other	6,371	11,836	26,581	33,244
Total segments	959,518	942,713	2,965,261	2,807,738
Global Support Center	(237,472)	(246,986)	(739,590)	(734,387)
Total operating income	722,046	695,727	2,225,671	2,073,351
Interest expense	157,853	134,931	441,867	391,123
Other expense, net	10,380	6,759	22,265	354,813
Earnings before income taxes	$553,813	$554,037	$1,761,539	$1,327,415

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

Highlights

Our third quarter of fiscal 2024 results were driven by sales growth that surpassed third quarter of fiscal 2023 levels by 2.7%. The increase in sales was driven by inflation at the enterprise level and sales from recent acquisitions. Our gross profit growth this quarter outpaced adjusted operating expense growth due to effective management of product cost fluctuations through margin management, incremental progress from our strategic sourcing efforts, disciplined and rational pricing, and delivery of our cost-out measures. See below for a comparison of our fiscal 2024 results to our fiscal 2023 results, both including and excluding Certain Items (as defined below).

Comparisons of results from the third quarter of fiscal 2024 to the third quarter of fiscal 2023 are presented below:

•Sales:
◦increased 2.7%, or $503.8 million, to $19.4 billion;
•Operating income:
◦increased 3.8%, or $26.3 million, to $722.0 million;
◦adjusted operating income increased 8.4%, or $62.2 million, to $799.3 million;
•Net earnings:
◦decreased 1.1%, or $4.9 million, to $424.7 million;
◦adjusted net earnings increased 5.0%, or $22.9 million, to $483.4 million;
•Basic earnings per share:
◦unchanged, at $0.85 per share;
•Diluted earnings per share:
◦increased 1.2%, or $0.01, to $0.85 per share;
◦adjusted diluted earnings per share increased 6.7%, or $0.06, to $0.96;
•EBITDA:
◦increased 5.4%, or $48.1 million, to $933.0 million; and
◦adjusted EBITDA increased 8.5%, or $76.9 million, to $976.6 million.

Comparisons of results from the first 39 weeks of fiscal 2024 to the first 39 weeks of fiscal 2023 are presented below:

•Sales:
◦increased 3.0%, or $1.7 billion, to $58.3 billion;
•Operating income:
◦increased 7.3%, or $152.3 million, to $2.2 billion;
◦adjusted operating income increased 9.4%, or $206.4 million, to $2.4 billion;
•Net earnings:
◦increased 29.6%, or $306.9 million, to $1.3 billion;
◦adjusted net earnings increased 8.3%, or $113.0 million, to $1.5 billion;
•Basic earnings per share:
◦increased 30.9%, or $0.63, to $2.67 per share;
•Diluted earnings per share:
◦increased 31.0%, or $0.63, to $2.66 per share;
◦adjusted diluted earnings per share increased 9.4%, or $0.25, to $2.92;
•EBITDA:
◦increased 24.3%, or $556.8 million, to $2.9 billion; and
◦adjusted EBITDA increased 10.6%, or $280.6 million, to $2.9 billion.

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

Trends

Economic and Industry Trends

Sysco continues to outperform the foodservice market and successfully grew its market share in the third quarter of fiscal 2024. The food-away-from-home sector is a healthy, long-term growth market. Sysco is diversified and well positioned as a market leader in food service. Softer industry trends during the quarter were impacted by unfavorable weather in January across the U.S and restaurant traffic that was lower in the most recent quarter as compared to fiscal 2023.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. We experienced a 2.9% and 3.0% improvement in U.S. Foodservice case volume in the third quarter and first 39 weeks of fiscal 2024, respectively, as compared to the third quarter and first 39 weeks of fiscal 2023. Local case volume within our U.S. Foodservice Operations segment increased 0.4% and 1.3% in the third quarter and first 39 weeks of fiscal 2024, respectively, as compared to the third quarter and first 39 weeks of fiscal 2023. Our volume growth for the third quarter was primarily from acquisitions. Our volume reflects our broadline and specialty businesses, except for our specialty meats business, which measures its volume in pounds.

We experienced inflation at a rate of 1.9% in the third quarter of fiscal 2024, at the total enterprise level, primarily driven by inflation in the meat and frozen categories. We continued to be successful in managing our inflation, resulting in an increase in gross profit dollars. Gross margin increased 44 and 33 basis points in the third quarter and first 39 weeks of fiscal 2024, respectively, as compared to the third quarter and first 39 weeks of fiscal 2023. This was primarily driven by effective management of product cost fluctuations, progress from our strategic sourcing efforts, disciplined and rational pricing, and improved penetration from Sysco Brand products within our local customer base.

Operating Expense Trends

Total operating expenses increased 5.5% and 4.2% during the third quarter and first 39 weeks of fiscal 2024, respectively, as compared to the third quarter and first 39 weeks of fiscal 2023, primarily due to volumes and recent costs associated with severances, transformation projects, and acquisitions. We have been successful in managing expenses through supply chain improvements, continued improvements with retention and productivity, successful labor planning, and delivery of our cost-out measures.

Interest Expense Trends

Interest expense for fiscal 2024 is expected to increase by approximately $70 million, as compared to fiscal 2023, primarily due to higher debt associated with our acquisition of Edward Don and share repurchases.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy, where we plan to reinforce our existing businesses, while cultivating new growth opportunities.

In the first quarter of fiscal 2024, we acquired BIX Produce Company, a leading produce specialty distributor based in Minnesota. This acquisition is expected to provide a strategic opportunity for specialty produce operations to expand its geographic footprint in an area of the country where it does not currently have operations. This company’s results are included within the U.S. Foodservice Operations.

In the second quarter of fiscal 2024, we acquired Edward Don, one of the largest kitchen equipment and supplies distributors, based out of Chicago. Edward Don has a robust supply chain that is expected to enable cost effective distribution of restaurant equipment and supplies. This acquisition further demonstrates our Recipe for Growth strategy of focusing on building strategic specialty platforms that help us better support restaurant and hospitality customers. This company’s results are included within the U.S. Foodservice Operations segment.

In the third quarter of fiscal 2024, we acquired Ready Chef, a fresh produce distributor in Ireland. This company’s results are included within the International Foodservice Operations segment.

The results of our acquired companies in fiscal 2024 were not material to our results for the third quarter and first 39 weeks of fiscal 2024.

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

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4	81.8	81.5	81.9
Gross profit	18.6	18.2	18.5	18.1
Operating expenses	14.9	14.5	14.7	14.4
Operating income	3.7	3.7	3.8	3.7
Interest expense	0.7	0.8	0.8	0.7
Other expense (income), net	0.1	—	—	0.7
Earnings before income taxes	2.9	2.9	3.0	2.3
Income taxes	0.7	0.6	0.7	0.5
Net earnings	2.2%	2.3%	2.3%	1.8%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
	Mar. 30, 2024	Mar. 30, 2024
Sales	2.7%	3.0%
Cost of sales	2.1	2.6
Gross profit	5.2	4.9
Operating expenses	5.5	4.2
Operating income	3.8	7.3
Interest expense	17.0	13.0
Other expense (income), net (1) (2)	53.6	(93.7)
Earnings before income taxes	—	32.7
Income taxes	3.8	43.7
Net earnings	(1.1)%	29.6%
Basic earnings per share	—%	30.9%
Diluted earnings per share	1.2	31.0
Average shares outstanding	(1.6)	(0.9)
Diluted shares outstanding	(1.6)	(1.0)

(1)	Other expense (income), net was expense of $10.4 million and $6.8 million in the third quarter of fiscal 2024 and fiscal 2023, respectively.
(2)	Other expense (income), net was expense of $22.3 million and $354.8 million in the first 39 weeks of fiscal 2024 and fiscal 2023, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Mar. 30, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$13,707,108	$3,493,232	$1,903,922	$275,238	$—	$19,379,500
Sales increase (decrease)	3.4%	4.5%	(3.5)%	(8.9)%		2.7%
Percentage of total	70.7%	18.0%	9.8%	1.5%		100.0%

Operating income (loss)	$852,444	$83,898	$16,805	$6,371	$(237,472)	$722,046
Operating income (loss) increase (decrease)	(0.5)%	73.9%	(34.4)%	(46.2)%	(3.9)%	3.8%
Percentage of total segments	88.8%	8.7%	1.8%	0.7%		100.0%
Operating income as a percentage of sales	6.2%	2.4%	0.9%	2.3%		3.7%

	13-Week Period Ended Apr. 1, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$13,257,519	$3,344,121	$1,972,058	$301,978	$—	$18,875,676
Percentage of total	70.2%	17.7%	10.4%	1.7%		100.0%

Operating income (loss)	$857,023	$48,236	$25,618	$11,836	$(246,986)	$695,727
Percentage of total segments	90.9%	5.1%	2.7%	1.3%		100.0%
Operating income as a percentage of sales	6.5%	1.4%	1.3%	3.9%		3.7%

	39-Week Period Ended Mar. 30, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$40,925,350	$10,772,900	$5,723,651	$865,995	$—	$58,287,896
Sales increase (decrease)	2.5%	8.7%	(2.0)%	(4.8)%		3.0%
Percentage of total	70.2%	18.5%	9.8%	1.5%		100.0%

Operating income (loss)	$2,632,451	$260,311	$45,918	$26,581	$(739,590)	$2,225,671
Operating income (loss) increase (decrease)	3.5%	35.1%	20.3%	(20.0)%	0.7%	7.3%
Percentage of total segments	88.8%	8.8%	1.5%	0.9%		100.0%
Operating income as a percentage of sales	6.4%	2.4%	0.8%	3.1%		3.8%

	39-Week Period Ended Apr. 1, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In thousands)
Sales	$39,937,055	$9,910,267	$5,839,051	$910,086	$—	$56,596,459
Percentage of total	70.6%	17.5%	10.3%	1.6%		100.0%

Operating income (loss)	$2,543,704	$192,629	$38,161	$33,244	$(734,387)	$2,073,351
Percentage of total segments	90.6%	6.9%	1.3%	1.2%		100.0%
Operating income as a percentage of sales	6.4%	1.9%	0.6%	3.7%		3.7%

Based on information in Note 15, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 88.7% of Sysco’s overall sales in both the third quarter and first 39 weeks of fiscal 2024. U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 97.5% and 97.6% of total segment operating income, in the third quarter and first 39 weeks of fiscal 2024, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 30, 2024	13-Week Period Ended Apr. 1, 2023	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$13,707,108	$13,257,519	$449,589	3.4%
Gross profit	2,652,847	2,545,859	106,988	4.2
Operating expenses	1,800,403	1,688,836	111,567	6.6
Operating income	$852,444	$857,023	$(4,579)	(0.5)%

Gross profit	$2,652,847	$2,545,859	$106,988	4.2%
Adjusted operating expenses (Non-GAAP)	1,778,055	1,677,133	100,922	6.0
Adjusted operating income (Non-GAAP)	$874,792	$868,726	$6,066	0.7%

	39-Week Period Ended Mar. 30, 2024	39-Week Period Ended Apr. 1, 2023	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$40,925,350	$39,937,055	$988,295	2.5%
Gross profit	7,915,316	7,651,291	264,025	3.5
Operating expenses	5,282,865	5,107,587	175,278	3.4
Operating income	$2,632,451	$2,543,704	$88,747	3.5%

Gross profit	$7,915,316	$7,651,291	$264,025	3.5%
Adjusted operating expenses (Non-GAAP)	5,235,824	5,075,991	159,833	3.1
Adjusted operating income (Non-GAAP)	$2,679,492	$2,575,300	$104,192	4.0%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume (1)	2.6%	$337.4	2.7%	$1,045.4
Inflation	1.3	171.8	0.1	33.5
Other (2)	(0.5)	(59.6)	(0.3)	(90.6)
Total change in sales	3.4%	$449.6	2.5%	$988.3

(1)
Case volumes increased 2.9% and 3.0% compared to the third quarter and first 39 weeks of fiscal 2023, respectively. This volume increase resulted in a 2.6% and 2.7% increase in the dollar value of sales compared to the third quarter and first 39 weeks of fiscal 2023, respectively. Our volume reporting includes case volumes attributable to Edward Don.

(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from these operations are included within “Other.”

The sales growth in our U.S. Foodservice Operations was fueled by inflation and by volume growth, inclusive of benefits from acquisitions. Case volumes from our U.S. Foodservice Operations increased 2.9% and 3.0% in the third quarter and first 39 weeks of fiscal 2024, respectively, as compared to the third quarter and first 39 weeks of fiscal 2023. This included a 0.4% increase in local customer case volume in the third quarter of fiscal 2024 and a 1.3% increase in the first 39 weeks of fiscal 2024. Our volume growth for the third quarter was primarily from acquisitions.

Operating Income

The decrease in operating income for the third quarter fiscal 2024 as compared to the third quarter of fiscal 2023 was driven by an increase in operating expenses, partially offset by gross profit dollar growth and case volume growth, inclusive of benefits from acquisitions. On an adjusted basis, the increase in operating income for the third quarter fiscal 2024 as compared to the third quarter of fiscal 2023 was driven by gross profit dollar growth and case volume growth as a result of acquisitions. The increase in operating income in the first 39 weeks of fiscal 2024 as compared to the first 39 weeks of fiscal 2023 was driven by gross profit dollar growth and case volume growth as a result of acquisitions, partially offset by an increase in operating expenses.

Gross profit dollar growth in the third quarter and first 39 weeks of fiscal 2024, as compared to the third quarter and first 39 weeks of fiscal 2023, was driven primarily by case volume growth as a result of acquisitions, effective management of product cost fluctuations, and progress from our strategic sourcing efforts. The estimated change in product costs, an internal measure of inflation or deflation, increased in the third quarter and first 39 weeks of fiscal 2024. Gross margin, which is gross profit as a percentage of sales, was 19.4% and 19.3% in the third quarter and first 39 weeks of fiscal 2024, respectively, for our U.S. Foodservice Operations, which was an increase of 15 basis points compared to gross margin of 19.2% in the third quarter of fiscal 2023, and an increase of 18 basis points compared to gross margin of 19.2% in the first 39 weeks of fiscal 2023.

The increase in operating expenses for the third quarter and first 39 weeks of fiscal 2024, as compared to the third quarter and first 39 weeks of fiscal 2023, was primarily driven by increased volumes and recent costs associated with severances, transformation projects, and acquisitions.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 30, 2024	13-Week Period Ended Apr. 1, 2023	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$3,493,232	$3,344,121	$149,111	4.5%
Gross profit	719,681	642,778	76,903	12.0
Operating expenses	635,783	594,542	41,241	6.9
Operating income	$83,898	$48,236	$35,662	73.9%

Gross profit	$719,681	$642,778	$76,903	12.0%
Adjusted operating expenses (Non-GAAP)	610,322	575,845	34,477	6.0
Adjusted operating income (Non-GAAP)	$109,359	$66,933	$42,426	63.4%

Sales on a constant currency basis (Non-GAAP)	$3,423,711	$3,344,121	$79,590	2.4%
Gross profit on a constant currency basis (Non-GAAP)	704,044	642,778	61,266	9.5
Adjusted operating expenses on a constant currency basis (Non-GAAP)	596,681	575,845	20,836	3.6
Adjusted operating income on a constant currency basis (Non-GAAP)	$107,363	$66,933	$40,430	60.4%

	39-Week Period Ended Mar. 30, 2024	39-Week Period Ended Apr. 1, 2023	Change in Dollars	% Change
	(Dollars in thousands)
Sales	$10,772,900	$9,910,267	$862,633	8.7%
Gross profit	2,159,820	1,916,503	243,317	12.7
Operating expenses	1,899,509	1,723,874	175,635	10.2
Operating income	$260,311	$192,629	$67,682	35.1%

Gross profit	$2,159,820	$1,916,503	$243,317	12.7%
Adjusted operating expenses (Non-GAAP)	1,831,898	1,663,998	167,900	10.1
Adjusted operating income (Non-GAAP)	$327,922	$252,505	$75,417	29.9%

Sales on a constant currency basis (Non-GAAP)	$10,493,278	$9,910,267	$583,011	5.9%
Gross profit on a constant currency basis (Non-GAAP)	2,093,345	1,916,503	176,842	9.2
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,770,514	1,663,998	106,516	6.4
Adjusted operating income on a constant currency basis (Non-GAAP)	$322,831	$252,505	$70,326	27.9%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	2.0%	$67.4	4.4%	$438.2
Foreign currency	2.1	69.5	2.8	279.6
Other (1)	0.4	12.2	1.5	144.8
Total change in sales	4.5%	$149.1	8.7%	$862.6

(1)	The impact of volumes as a component of sales growth from international operations are included within “Other.”

Sales for the third quarter and first 39 weeks of fiscal 2024 were higher, as compared to the third quarter and first 39 weeks of fiscal 2023, due to inflation, a positive impact of foreign currency translation, and an improvement in volume primarily attributable to our Recipe for Growth initiatives.

Operating Income

The increase in operating income for the third quarter and first 39 weeks of fiscal 2024, as compared to the third quarter and first 39 weeks of fiscal 2023, was due to an increase in sales, which is mainly attributable to inflation and the impact of changes in foreign exchange rates, along with specific efforts to optimize our gross profit. This includes the ability to effectively manage product cost fluctuations, progress from our strategic sourcing efforts, and local case volume growth.

The increase in gross profit dollars in the third quarter and first 39 weeks of fiscal 2024, as compared to the third quarter and first 39 weeks of fiscal 2023, was attributable to the effective management of inflation and progress from our strategic sourcing efforts.

The increase in operating expenses for the third quarter and first 39 weeks of fiscal 2024, as compared to the third quarter and first 39 weeks of fiscal 2023, was primarily due to increases in colleague-related costs and the impact of foreign currency translation.

Results of SYGMA and Other Segment

For SYGMA, sales were 3.5% and 2.0% lower in the third quarter and first 39 weeks of fiscal 2024, respectively, as compared to the third quarter and first 39 weeks of fiscal 2023, primarily driven by negative traffic trends across the industry and the planned exit of customers that did not meet our disciplined profit thresholds. Operating income decreased by $8.8 million in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. Operating income increased by $7.8 million in the first 39 weeks of fiscal 2024 as compared to the first 39 weeks of fiscal 2023, due to decreases in operating expenses driven by the planned exit of customers.

For the operations that are grouped within Other, operating income decreased $5.5 million and $6.7 million in the third quarter and first 39 weeks of fiscal 2024, respectively, as compared to the third quarter and first 39 weeks of fiscal 2023. The operations of this group mainly consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the third quarter of fiscal 2024 increased $5.6 million, or 2.3%, as compared to the third quarter of fiscal 2023, primarily due to increases in self-insurance reserves, partially offset by decreases in colleague-related costs, professional fees, and fuel hedging program expenses. These expenses in the first 39 weeks of fiscal 2024 increased $30.0 million, or 4.1%, as compared to the first 39 weeks of fiscal 2023, primarily due to increases in self-insurance reserves, depreciation expense, and colleague-related costs, partially offset by decreases in fuel hedging program expenses and professional fees.

Included in Global Support Center expenses are Certain Items that totaled $29.4 million and $58.1 million in the third quarter and first 39 weeks of fiscal 2024, as compared to $10.9 million and $27.2 million in the third quarter and first 39 weeks of fiscal 2023, respectively. Certain Items impacting the third quarter and first 39 weeks of fiscal 2024 were primarily expenses associated with severances, our business technology transformation initiatives, and expenses associated with acquisitions. Certain Items impacting the third quarter and the first 39 weeks of fiscal 2023 were primarily expenses associated with our business technology transformation initiatives.

Interest Expense

Interest expense increased $22.9 million and $50.7 million for the third quarter and first 39 weeks of fiscal 2024, respectively, as compared to the third quarter and first 39 weeks of fiscal 2023. The increase was primarily due to new issuances of senior notes, an increase in commercial paper borrowing activity and increased interest rates on borrowings. This higher debt is primarily associated with our acquisition of Edward Don and share repurchases.

Other income and expense

Other expense, net decreased $332.5 million in the first 39 weeks of fiscal 2024 as compared to the first 39 weeks of fiscal 2023, primarily due to a one-time pension settlement charge that was incurred in the first 39 weeks of fiscal 2023 and an increase in interest income earned in the first 39 weeks of fiscal 2024.

Net Earnings

Net earnings decreased 1.1% and increased 29.6% in the third quarter and first 39 weeks of fiscal 2024, respectively, as compared to the third quarter and first 39 weeks of fiscal 2023, primarily due to the items noted above for operating income and other expense, as well as items impacting our income taxes that are discussed in Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 5.0% and 8.3% in the third quarter and first 39 weeks of fiscal 2024, respectively, primarily due to an increase in sales volume as a result of acquisitions.

Earnings Per Share

Basic earnings per share in the third quarter of fiscal 2024 were $0.85, which is unchanged from the comparable prior year amount of $0.85 per share. Diluted earnings per share in the third quarter of fiscal 2024 were $0.85, a 1.2% increase from the comparable prior year period amount of $0.84 per share. Adjusted diluted earnings per share, excluding Certain Items, in the third quarter of fiscal 2024 were $0.96, a 6.7% increase from the comparable prior year amount of $0.90 per share.

Basic earnings per share in the first 39 weeks of fiscal 2024 were $2.67, a 30.9% increase from the comparable prior year amount of $2.04 per share. Diluted earnings per share in the first 39 weeks of fiscal 2024 were $2.66, a 31.0% increase from the comparable prior year amount of $2.03 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 39 weeks of fiscal 2024 were $2.92, a 9.4% increase from the comparable prior year amount of $2.67 per share.

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

Sysco has a history of growth through acquisitions and excludes from its non-GAAP financial measures the impact of acquisition-related intangible amortization, acquisition costs and due diligence costs for those acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal year 2024 and fiscal year 2023.

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

	13-Week Period Ended Mar. 30, 2024	13-Week Period Ended Apr. 1, 2023	Change in Dollars	%/bps Change
Sales (GAAP)	$19,379,500	$18,875,676	$503,824	2.7%
Impact of currency fluctuations (1)	(69,576)	—	(69,576)	(0.4)
Comparable sales using a constant currency basis (Non-GAAP)	$19,309,924	$18,875,676	$434,248	2.3%

Cost of sales (GAAP)	$15,770,444	$15,444,316	$326,128	2.1%

Gross profit (GAAP)	$3,609,056	$3,431,360	$177,696	5.2%
Impact of currency fluctuations (1)	(15,662)	—	(15,662)	(0.5)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,593,394	$3,431,360	$162,034	4.7%

Gross margin (GAAP)	18.62%	18.18%		44 bps
Impact of currency fluctuations (1)	(0.01)	—		-1 bp
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.61%	18.18%		43 bps

Operating expenses (GAAP)	$2,887,010	$2,735,633	$151,377	5.5%
Impact of restructuring and transformational project costs (2)	(28,472)	(12,255)	(16,217)	NM
Impact of acquisition-related costs (3)	(48,734)	(29,004)	(19,730)	(68.0)
Impact of bad debt reserve adjustments (4)	—	(90)	90	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	2,809,804	2,694,284	115,520	4.3
Impact of currency fluctuations (1)	(14,433)	—	(14,433)	(0.5)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,795,371	$2,694,284	$101,087	3.8%

Operating expense as a percentage of sales (GAAP)	14.90%	14.49%		41 bps
Impact of certain item adjustments	(0.40)	(0.22)		-18 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.50%	14.27%		23 bps

Operating income (GAAP)	$722,046	$695,727	$26,319	3.8%
Impact of restructuring and transformational project costs (2)	28,472	12,255	16,217	NM
Impact of acquisition-related costs (3)	48,734	29,004	19,730	68.0
Impact of bad debt reserve adjustments (4)	—	90	(90)	NM
Operating income adjusted for Certain Items (Non-GAAP)	799,252	737,076	62,176	8.4
Impact of currency fluctuations (1)	(1,229)	—	(1,229)	(0.1)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$798,023	$737,076	$60,947	8.3%

Operating margin (GAAP)	3.73%	3.69%		4 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.12%	3.90%		22 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.13%	3.90%		23 bps

Other expense (GAAP)	$10,380	$6,759	$3,621	53.6%
Impact of other non-routine gains and losses	—	(448)	448	NM
Other expense adjusted for Certain Items (Non-GAAP)	$10,380	$6,311	$4,069	64.5%

Net earnings (GAAP)	$424,688	$429,604	$(4,916)	(1.1)%

	13-Week Period Ended Mar. 30, 2024	13-Week Period Ended Apr. 1, 2023	Change in Dollars	%/bps Change
Impact of restructuring and transformational project costs (2)	28,472	12,255	16,217	NM
Impact of acquisition-related costs (3)	48,734	29,004	19,730	68.0
Impact of bad debt reserve adjustments (4)	—	90	(90)	NM
Impact of other non-routine gains and losses	—	448	(448)	NM
Tax impact of restructuring and transformational project costs (5)	(6,826)	(3,190)	(3,636)	NM
Tax impact of acquisition-related costs (5)	(11,684)	(7,550)	(4,134)	(54.8)
Tax impact of bad debt reserves adjustments (5)	—	(23)	23	NM
Tax impact of other non-routine gains and losses (5)	—	(117)	117	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$483,384	$460,521	$22,863	5.0%

Diluted earnings per share (GAAP)	$0.85	$0.84	$0.01	1.2%
Impact of restructuring and transformational project costs (2)	0.06	0.02	0.04	NM
Impact of acquisition-related costs (3)	0.10	0.06	0.04	66.7
Tax impact of restructuring and transformational project costs (5)	(0.01)	(0.01)	—	—
Tax impact of acquisition-related costs (5)	(0.02)	(0.01)	(0.01)	(100.0)
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (6)	$0.96	$0.90	$0.06	6.7%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2024 includes $13 million related to restructuring and severance charges and $15 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2023 includes $2 million related to restructuring and severance charges and $10 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(3)
Fiscal 2024 includes $32 million of intangible amortization expense and $17 million in acquisition and due diligence costs. Fiscal 2023 includes $27 million of intangible amortization expense and $2 million in acquisition and due diligence costs.

(4)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(5)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(6)	Individual components of diluted earnings per share may not equal the total presented when added due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM	Represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 30, 2024	39-Week Period Ended Apr. 1, 2023	Change in Dollars	%/bps Change
Sales (GAAP)	$58,287,896	$56,596,459	$1,691,437	3.0%
Impact of currency fluctuations (1)	(278,400)	—	(278,400)	(0.5)
Comparable sales using a constant currency basis (Non-GAAP)	$58,009,496	$56,596,459	$1,413,037	2.5%

Cost of sales (GAAP)	$47,517,435	$46,326,628	$1,190,807	2.6%
Impact of inventory valuation adjustment (2)	—	2,571	(2,571)	—
Cost of sales adjusted for Certain Items (Non-GAAP)	$47,517,435	$46,329,199	$1,188,236	2.6%

Gross profit (GAAP)	$10,770,461	$10,269,831	$500,630	4.9%
Impact of inventory valuation adjustment (2)	—	(2,571)	2,571	—
Gross profit adjusted for Certain Items (Non-GAAP)	10,770,461	10,267,260	503,201	4.9
Impact of currency fluctuations (1)	(66,029)	—	(66,029)	(0.6)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$10,704,432	$10,267,260	$437,172	4.3%

Gross margin (GAAP)	18.48%	18.15%		33 bps
Impact of inventory valuation adjustment (2)	—	(0.01)		1 bp
Gross margin adjusted for Certain Items (Non-GAAP)	18.48	18.14		34 bps
Impact of currency fluctuations (1)	(0.03)	—		-3 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.45%	18.14%		31 bps

Operating expenses (GAAP)	$8,544,790	$8,196,480	$348,310	4.2%
Impact of restructuring and transformational project costs (3)	(59,567)	(38,288)	(21,279)	(55.6)
Impact of acquisition-related costs (4)	(113,193)	(87,419)	(25,774)	(29.5)
Impact of bad debt reserve adjustments (5)	—	4,425	(4,425)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	8,372,030	8,075,198	296,832	3.7
Impact of currency fluctuations (1)	(63,371)	—	(63,371)	(0.8)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$8,308,659	$8,075,198	$233,461	2.9%

Operating expense as a percentage of sales (GAAP)	14.66%	14.48%		18 bps
Impact of certain item adjustments	(0.30)	(0.21)		-9 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.36%	14.27%		9 bps

Operating income (GAAP)	$2,225,671	$2,073,351	$152,320	7.3%
Impact of inventory valuation adjustment (2)	—	(2,571)	2,571	NM
Impact of restructuring and transformational project costs (3)	59,567	38,288	21,279	55.6
Impact of acquisition-related costs (4)	113,193	87,419	25,774	29.5
Impact of bad debt reserve adjustments (5)	—	(4,425)	4,425	NM
Operating income adjusted for Certain Items (Non-GAAP)	2,398,431	2,192,062	206,369	9.4
Impact of currency fluctuations (1)	(2,658)	—	(2,658)	(0.1)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,395,773	$2,192,062	$203,711	9.3%

	39-Week Period Ended Mar. 30, 2024	39-Week Period Ended Apr. 1, 2023	Change in Dollars	%/bps Change

Other expense (GAAP)	$22,265	$354,813	$(332,548)	(93.7)%
Impact of other non-routine gains and losses (6)	—	(315,326)	315,326	NM
Other expense adjusted for Certain Items (Non-GAAP)	$22,265	$39,487	$(17,222)	(43.6)%

Net earnings (GAAP)	$1,343,322	$1,036,388	$306,934	29.6%
Impact of inventory valuation adjustment (2)	—	(2,571)	2,571	NM
Impact of restructuring and transformational project costs (3)	59,567	38,288	21,279	55.6
Impact of acquisition-related costs (4)	113,193	87,419	25,774	29.5
Impact of bad debt reserve adjustments (5)	—	(4,425)	4,425	NM
Impact of other non-routine gains and losses (6)	—	315,326	(315,326)	NM
Tax impact of inventory valuation adjustment (7)	—	648	(648)	NM
Tax impact of restructuring and transformational project costs (7)	(14,510)	(9,649)	(4,861)	(50.4)
Tax impact of acquisition-related costs (7)	(27,572)	(22,031)	(5,541)	(25.2)
Tax impact of bad debt reserves adjustments (7)	—	1,115	(1,115)	NM
Tax impact of other non-routine gains and losses (7)	—	(79,466)	79,466	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$1,474,000	$1,361,042	$112,958	8.3%

Diluted earnings per share (GAAP)	$2.66	$2.03	$0.63	31.0%
Impact of inventory valuation adjustment (2)	—	(0.01)	0.01	NM
Impact of restructuring and transformational project costs (3)	0.12	0.08	0.04	50.0
Impact of acquisition-related costs (4)	0.22	0.17	0.05	29.4
Impact of bad debt reserve adjustments (5)	—	(0.01)	0.01	NM
Impact of other non-routine gains and losses (6)	—	0.62	(0.62)	NM
Tax impact of restructuring and transformational project costs (7)	(0.03)	(0.02)	(0.01)	(50.0)
Tax impact of acquisition-related costs (7)	(0.05)	(0.04)	(0.01)	(25.0)
Tax impact of other non-routine gains and losses (7)	—	(0.16)	0.16	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (8)	$2.92	$2.67	$0.25	9.4%

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory.
(3)	Fiscal 2024 includes $22 million related to restructuring and severance charges and $38 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2023 includes $12 million related to restructuring and severance charges and $26 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(4)
Fiscal 2024 includes $91 million of intangible amortization expense and $22 million in acquisition and due diligence costs. Fiscal 2023 includes $78 million of intangible amortization expense and $9 million in acquisition and due diligence costs.

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

NM	Represents that the percentage change is not meaningful.

	13-Week Period Ended Mar. 30, 2024	13-Week Period Ended Apr. 1, 2023	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,800,403	$1,688,836	$111,567	6.6%
Impact of restructuring and transformational project costs (1)	(6,134)	(159)	(5,975)	NM
Impact of acquisition-related costs (2)	(16,214)	(11,463)	(4,751)	(41.4)
Impact of bad debt reserve adjustments (3)	—	(81)	81	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,778,055	$1,677,133	$100,922	6.0%

Operating income (GAAP)	$852,444	$857,023	$(4,579)	(0.5)%
Impact of restructuring and transformational project costs (1)	6,134	159	5,975	NM
Impact of acquisition-related costs (2)	16,214	11,463	4,751	41.4
Impact of bad debt reserve adjustments (3)	—	81	(81)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$874,792	$868,726	$6,066	0.7%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,493,232	$3,344,121	$149,111	4.5%
Impact of currency fluctuations (4)	(69,521)	—	(69,521)	(2.1)
Comparable sales using a constant currency basis (Non-GAAP)	$3,423,711	$3,344,121	$79,590	2.4%

Gross profit (GAAP)	$719,681	$642,778	$76,903	12.0%
Impact of currency fluctuations (4)	(15,637)	—	(15,637)	(2.5)
Comparable gross profit using a constant currency basis (Non-GAAP)	$704,044	$642,778	$61,266	9.5%

Gross margin (GAAP)	20.60%	19.22%		138 bps
Impact of currency fluctuations (4)	(0.04)	—		-4 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.56%	19.22%		134 bps

Operating expenses (GAAP)	$635,783	$594,542	$41,241	6.9%
Impact of restructuring and transformational project costs (5)	(6,775)	(2,103)	(4,672)	NM
Impact of acquisition-related costs (6)	(18,686)	(16,585)	(2,101)	(12.7)
Impact of bad debt reserve adjustments (3)	—	(9)	9	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	610,322	575,845	34,477	6.0
Impact of currency fluctuations (4)	(13,641)	—	(13,641)	(2.4)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$596,681	$575,845	$20,836	3.6%

Operating income (GAAP)	$83,898	$48,236	$35,662	73.9%
Impact of restructuring and transformational project costs (5)	6,775	2,103	4,672	NM
Impact of acquisition-related costs (6)	18,686	16,585	2,101	12.7
Impact of bad debt reserve adjustments (3)	—	9	(9)	NM
Operating income adjusted for Certain Items (Non-GAAP)	109,359	66,933	42,426	63.4
Impact of currency fluctuations (4)	(1,996)	—	(1,996)	(3.0)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$107,363	$66,933	$40,430	60.4%

SYGMA
Operating expenses (GAAP)	$136,453	$140,486	$(4,033)	(2.9)%
Operating income (GAAP)	16,805	25,618	(8,813)	(34.4)

OTHER
Operating expenses (GAAP)	$64,659	$67,615	$(2,956)	(4.4)%
Operating income (GAAP)	6,371	11,836	(5,465)	(46.2)

	13-Week Period Ended Mar. 30, 2024	13-Week Period Ended Apr. 1, 2023	Change in Dollars	%/bps Change

GLOBAL SUPPORT CENTER
Gross profit (loss) (GAAP)	$12,240	$(2,832)	$15,072	NM

Operating expenses (GAAP)	$249,712	$244,154	$5,558	2.3%
Impact of restructuring and transformational project costs (7)	(15,563)	(9,993)	(5,570)	(55.7)
Impact of acquisition-related costs (8)	(13,834)	(956)	(12,878)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$220,315	$233,205	$(12,890)	(5.5)%

Operating loss (GAAP)	$(237,472)	$(246,986)	$9,514	3.9%
Impact of restructuring and transformational project costs (7)	15,563	9,993	5,570	55.7
Impact of acquisition-related costs (8)	13,834	956	12,878	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(208,075)	$(236,037)	$27,962	11.8%

(1)	Primarily represents severance and transformation initiative costs.
(2)	Fiscal 2024 and fiscal 2023 include intangible amortization expense and acquisition costs.
(3)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(5)	Includes restructuring costs primarily in Europe.
(6)	Represents intangible amortization expense.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 30, 2024	39-Week Period Ended Apr. 1, 2023	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$5,282,865	$5,107,587	$175,278	3.4%
Impact of restructuring and transformational project costs (1)	(6,361)	(203)	(6,158)	NM
Impact of acquisition-related costs (2)	(40,680)	(35,563)	(5,117)	(14.4)
Impact of bad debt reserve adjustments (3)	—	4,170	(4,170)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$5,235,824	$5,075,991	$159,833	3.1%

Operating income (GAAP)	$2,632,451	$2,543,704	$88,747	3.5%
Impact of restructuring and transformational project costs (1)	6,361	203	6,158	NM
Impact of acquisition-related costs (2)	40,680	35,563	5,117	14.4
Impact of bad debt reserve adjustments (3)	—	(4,170)	4,170	NM
Operating income adjusted for Certain Items (Non-GAAP)	$2,679,492	$2,575,300	$104,192	4.0%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$10,772,900	$9,910,267	$862,633	8.7%
Impact of currency fluctuations (4)	(279,622)	—	(279,622)	(2.8)
Comparable sales using a constant currency basis (Non-GAAP)	$10,493,278	$9,910,267	$583,011	5.9%

Gross profit (GAAP)	$2,159,820	$1,916,503	$243,317	12.7%
Impact of currency fluctuations (4)	(66,475)	—	(66,475)	(3.5)
Comparable gross profit using a constant currency basis (Non-GAAP)	$2,093,345	$1,916,503	$176,842	9.2%

Gross margin (GAAP)	20.05%	19.34%		71 bps
Impact of currency fluctuations (4)	(0.10)	—		-10 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	19.95%	19.34%		61 bps

Operating expenses (GAAP)	$1,899,509	$1,723,874	$175,635	10.2%
Impact of restructuring and transformational project costs (5)	(15,181)	(11,597)	(3,584)	(30.9)
Impact of acquisition-related costs (6)	(52,430)	(48,534)	(3,896)	(8.0)
Impact of bad debt reserve adjustments (3)	—	255	(255)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	1,831,898	1,663,998	167,900	10.1
Impact of currency fluctuations (4)	(61,384)	—	(61,384)	(3.7)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,770,514	$1,663,998	$106,516	6.4%

Operating income (GAAP)	$260,311	$192,629	$67,682	35.1%
Impact of restructuring and transformational project costs (5)	15,181	11,597	3,584	30.9
Impact of acquisition-related costs (6)	52,430	48,534	3,896	8.0
Impact of bad debt reserve adjustments (3)	—	(255)	255	NM
Operating income adjusted for Certain Items (Non-GAAP)	327,922	252,505	75,417	29.9
Impact of currency fluctuations (4)	(5,091)	—	(5,091)	(2.0)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$322,831	$252,505	$70,326	27.9%

	39-Week Period Ended Mar. 30, 2024	39-Week Period Ended Apr. 1, 2023	Change in Dollars	%/bps Change
SYGMA
Sales (GAAP)	$5,723,651	$5,839,051	$(115,400)	(2.0)%
Gross profit (GAAP)	454,575	470,458	(15,883)	(3.4)
Gross margin (GAAP)	7.94%	8.06%		-12 bps

Operating expenses (GAAP)	$408,657	$432,297	$(23,640)	(5.5)%
Operating income (GAAP)	45,918	38,161	7,757	20.3%

OTHER
Operating expenses (GAAP)	$195,431	$204,356	$(8,925)	(4.4)%
Operating income (GAAP)	26,581	33,244	(6,663)	(20.0)%

GLOBAL SUPPORT CENTER
Gross profit (loss) (GAAP)	$18,738	$(6,021)	$24,759	NM
Impact of inventory valuation adjustment (7)	—	(2,571)	2,571	NM
Comparable gross profit (loss) adjusted for Certain Items (Non-GAAP)	$18,738	$(8,592)	$27,330	NM

Operating expenses (GAAP)	$758,328	$728,366	$29,962	4.1%
Impact of restructuring and transformational project costs (8)	(38,025)	(26,488)	(11,537)	(43.6)
Impact of acquisition-related costs (9)	(20,083)	(3,322)	(16,761)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$700,220	$698,556	$1,664	0.2%

Operating loss (GAAP)	$(739,590)	$(734,387)	$(5,203)	(0.7)%
Impact of inventory valuation adjustment (7)	—	(2,571)	2,571	NM
Impact of restructuring and transformational project costs (8)	38,025	26,488	11,537	43.6
Impact of acquisition-related costs (9)	20,083	3,322	16,761	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(681,482)	$(707,148)	$25,666	3.6%

(1)	Primarily represents severance and transformation costs.
(2)	Includes intangible amortization expense and acquisition costs.
(3)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(5)	Includes restructuring and severance costs, primarily in Europe.
(6)	Represents intangible amortization expense.
(7)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory.
(8)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(9)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

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

	13-Week Period Ended Mar. 30, 2024	13-Week Period Ended Apr. 1, 2023	Change in Dollars	% Change
Net earnings (GAAP)	$424,688	$429,604	$(4,916)	(1.1)%
Interest (GAAP)	157,853	134,931	22,922	17.0
Income taxes (GAAP)	129,125	124,433	4,692	3.8
Depreciation and amortization (GAAP)	221,383	195,996	25,387	13.0
EBITDA (Non-GAAP)	$933,049	$884,964	$48,085	5.4%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	$26,538	$11,890	$14,648	NM
Impact of acquisition-related costs (2)	17,008	2,349	14,659	NM
Impact of bad debt reserve adjustments (3)	—	90	(90)	NM
Impact of other non-routine gains and losses	—	448	(448)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (4)	$976,595	$899,741	$76,854	8.5%
Other expense (income), net, as adjusted (Non-GAAP) (5)	10,380	6,311	4,069	64.5
Depreciation and amortization, as adjusted (Non-GAAP) (6)	(187,723)	(168,976)	(18,747)	(11.1)
Operating income adjusted for Certain Items (Non-GAAP)	$799,252	$737,076	$62,176	8.4%

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
(4)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $7 million and $7 million or non-cash stock compensation expense of $24 million and $21 million in fiscal 2024 and fiscal 2023, respectively.

(5)	Fiscal 2024 and Fiscal 2023 primarily represent $10 million and $7 million, respectively, in GAAP other expense (income), net.
(6)	Fiscal 2024 includes $221 million in GAAP depreciation and amortization expense, less $34 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2023 includes $196 million in GAAP depreciation and amortization expense, less $27 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.
NM	Represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 30, 2024	39-Week Period Ended Apr. 1, 2023	Change in Dollars	% Change
Net earnings (GAAP)	$1,343,322	$1,036,388	$306,934	29.6%
Interest (GAAP)	441,867	391,123	50,744	13.0
Income taxes (GAAP)	418,217	291,027	127,190	43.7
Depreciation and amortization (GAAP)	646,848	574,945	71,903	12.5
EBITDA (Non-GAAP)	$2,850,254	$2,293,483	$556,771	24.3%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$—	$(2,571)	$2,571	NM
Impact of restructuring and transformational project costs (2)	56,387	37,192	19,195	51.6
Impact of acquisition-related costs (3)	21,862	8,944	12,918	NM
Impact of bad debt reserve adjustments (4)	—	(4,425)	4,425	NM
Impact of other non-routine gains and losses (5)	—	315,326	(315,326)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (6)	$2,928,503	$2,647,949	$280,554	10.6%
Other expense (income), net, as adjusted (Non-GAAP) (7)	22,265	39,487	(17,222)	(43.6)
Depreciation and amortization, as adjusted (Non-GAAP) (8)	(552,337)	(495,374)	(56,963)	(11.5)
Operating income adjusted for Certain Items (Non-GAAP)	$2,398,431	$2,192,062	$206,369	9.4%

(1)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory.
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

(6)	In arriving at adjusted EBITDA, Sysco does not exclude interest income of $28 million and $15 million or non-cash stock compensation expense of $77 million and $73 million for fiscal 2024 and fiscal 2023, respectively.
(7)	Fiscal 2024 represents $22 million in GAAP other expense (income), net. Fiscal 2023 represents $355 million in GAAP other expense (income), net less $315 million due to the certain items impact of a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer.
(8)	Fiscal 2024 includes $647 million in GAAP depreciation and amortization expense, less $95 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2023 includes $575 million in GAAP depreciation and amortization expense, less $80 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.
NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

We produced positive free cash flow, impacted by higher capital expenditures, timing and historical seasonality, and investments toward our Recipe for Growth strategy. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 39 weeks of fiscal 2024 to the first 39 weeks of fiscal 2023 are provided.

	39-Week Period Ended Mar. 30, 2024	39-Week Period Ended Apr. 1, 2023
Source of cash (use of cash)	(In thousands)
Net cash provided by operating activities (GAAP)	$1,373,193	$1,425,782
Additions to plant and equipment	(530,161)	(474,456)
Proceeds from sales of plant and equipment	20,708	28,313
Free Cash Flow (Non-GAAP) (1)	$863,740	$979,639

Acquisition of businesses, net of cash acquired	$(1,181,188)	$(37,384)
Debt borrowings (repayments), net	1,447,080	92,917
Stock repurchases	(699,947)	(377,800)
Dividends paid	(758,128)	(747,378)

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

In the second quarter of fiscal 2024, we increased our share repurchase expectations for fiscal 2024 from the prior guidance of $750.0 million to $1.25 billion. Including both share repurchases and dividends, Sysco is expected to return $2.25 billion to its shareholders in fiscal 2024.

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. As of March 30, 2024, we had $598.3 million in cash and cash equivalents, approximately 83% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow. Due to our strong financial position, we believe we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. The remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper programs and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $1.37 billion in cash flows from operations in the first 39 weeks of fiscal 2024, compared to cash flows from operations of $1.43 billion in the first 39 weeks of fiscal 2023. In the first 39 weeks of fiscal 2024, these amounts included year-over-year unfavorable comparisons on working capital of $244.0 million due to an unfavorable comparison on accounts payable, partially offset by favorable comparisons on accounts receivable and inventory. Accrued expenses also had a favorable comparison, primarily from accrued payroll in the first 39 weeks of fiscal 2024 in comparison to the first 39 weeks of fiscal 2023. Income taxes negatively impacted cash flows from operations, as estimated payments made in the first 39 weeks of fiscal 2024 increased compared to the first 39 weeks of fiscal 2023.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2024 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 39 weeks of fiscal 2024 were $55.7 million higher than in the first 39 weeks of fiscal 2023, as we made investments to advance our Recipe for Growth strategy.

During the first 39 weeks of fiscal 2024, we paid $1.2 billion, net of cash acquired, for acquisitions compared to $37.4 million in acquisitions made in the first 39 weeks of fiscal 2023. These payments increased in the first 39 weeks of fiscal 2024 compared to the first 39 weeks of fiscal 2023 primarily due to the acquisition of Edward Don.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $103.5 million in the first 39 weeks of fiscal 2024, as compared to $67.1 million in the first 39 weeks of fiscal 2023. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased 8,888,777 shares for $699.9 million during the first 39 weeks of fiscal 2024, and intend to repurchase $1.25 billion in fiscal 2024. As of March 30, 2024, we had a remaining authorization of approximately $3.3 billion. We repurchased 1,092,409 additional shares for $85.0 million under our authorization and received 323,109 incremental shares from the ASR Program through April 12, 2024.

Dividends paid in the first 39 weeks of fiscal 2024 were $758.1 million, or $1.50 per share, as compared to $747.4 million, or $1.47 per share, in the first 39 weeks of fiscal 2023. In February 2024, we declared our regular quarterly dividend for the third quarter of fiscal 2024 of $0.50 per share, which was paid in April. In April 2024, we declared our regular quarterly dividend for the fourth quarter of fiscal 2024 of $0.51 per share, representing an increase of $0.01 per share. This dividend will be payable in July 2024.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of March 30, 2024 are disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of March 30, 2024, Sysco had a total of $10.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2023 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Mar. 30, 2024	Jul. 1, 2023
	(In thousands)
ASSETS
Receivables due from non-obligor subsidiaries	$146,269	$321,476
Current assets	5,664,978	5,149,509
Total current assets	$5,811,247	$5,470,985
Notes receivable from non-obligor subsidiaries	$80,073	$108,380
Other noncurrent assets	4,526,246	4,254,145
Total noncurrent assets	$4,606,319	$4,362,525

LIABILITIES
Payables due to non-obligor subsidiaries	$242,319	$71,175
Other current liabilities	2,043,444	2,305,435
Total current liabilities	$2,285,763	$2,376,610
Notes payable to non-obligor subsidiaries	$239,035	$240,874
Long-term debt	11,407,210	9,793,541
Other noncurrent liabilities	1,193,639	1,121,884
Total noncurrent liabilities	$12,839,884	$11,156,299

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	39-Week Period Ended Mar. 30, 2024
(In thousands)
Sales	$36,103,081
Gross profit	6,524,702
Operating income	1,819,978
Interest expense from non-obligor subsidiaries	37,270
Net earnings	1,020,853

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
•the impact and effects of public health crises, pandemics and epidemics and the adverse impact thereof on our business, financial condition and results of operations;
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

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental proceedings in which a governmental authority is a party to and when such proceedings involve potential monetary sanctions that Sysco’s management reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this Item, Sysco has chosen a reporting threshold for such proceedings of $1 million. Applying this threshold, there are no material environmental matters to disclose for this reporting period.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We made the following share repurchases during the third quarter of fiscal 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 31 - January 27 (3)	6,026,110	$—	6,026,110	—
Month #2
January 28 - February 24	148	80.82	148	—
Month #3
February 25 - March 30	2,554	81.14	2,554	—
Totals	6,028,812		6,028,812	—

(1)	The total number of shares purchased includes 0, 148 and 2,554 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
(2)
See the discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Equity Transactions” for additional information regarding Sysco’s share repurchase program.

(3)	In connection with an accelerated share repurchase program (the ASR Program) with a large financial institution, we provided a payment of $500.0 million on January 11, 2024 and received an initial tranche of 6,026,110 shares of the company’s outstanding common stock. Subsequent to March 30, 2024, the ASR Program was settled and resulted in 323,109 incremental shares being delivered to us. This resulted in a total of 6,349,219 shares repurchased under the ASR Program at an average price of $78.75 per share. See Note 10, “Earnings Per Share,” for details of the ASR Program.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, in which the program will remain available until fully utilized.

We repurchased 8,888,777 shares for $699.9 million during fiscal 2024. As of March 30, 2024, we had a remaining authorization of approximately $3.3 billion. We repurchased 1,092,409 additional shares under our authorization through April 12, 2024.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 30, 2024, no director or officer of Sysco adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each term as defined in Item 408(a) of Regulation S-K).

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

Sysco Corporation
(Registrant)

Date: April 30, 2024	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
President and Chief Executive Officer

Date: April 30, 2024	By:	/s/ KENNY K. CHEUNG
Kenny K. Cheung
Executive Vice President and
Chief Financial Officer

Date: April 30, 2024	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President and
Chief Accounting Officer