Form 10-K
period 2024-06-29
SYSCO CORP
filed 2024-08-28
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2024
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

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $36,774,674,879 as of January 1, 2024 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 30, 2023, as reported by The Wall Street Journal (Southwest Edition)). As of August 16, 2024, the registrant had issued and outstanding an aggregate of 491,520,584 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2024 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or the “company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest global distributor of food and related products primarily to the foodservice or food-away-from-home industry. Our purpose is “Connecting the World to Share Food and Care for One Another.” We provided products and related services to approximately 730,000 customer locations, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers during fiscal 2024.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115 million to our all-time high of $78.8 billion in annual sales in fiscal 2024, both through internal expansion of existing operations and acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended June 29, 2024 for fiscal 2024, a 52-week year ended July 1, 2023 for fiscal 2023 and a 52-week year ended July 2, 2022 for fiscal 2022. We will have a 52-week year ending June 28, 2025 for fiscal 2025.

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

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, Inc., Edward Don & Company (Edward Don), acquired in the second quarter of fiscal 2024, which distributes restaurant equipment and supplies, our Asian specialty distribution company and a number of other small specialty businesses that are not material to the operations of Sysco;
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
•restaurant and kitchen equipment and supplies; and
•cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2024	2023	2022
Canned and dry products	19%	19%	17%
Fresh and frozen meats	18	18	19
Frozen fruits, vegetables, bakery and other	15	15	14
Dairy products	10	11	10
Poultry	10	10	11
Fresh produce	9	9	8
Paper and disposables	7	7	7
Seafood	4	4	5
Beverage products	4	3	3
Equipment and smallwares (1)	2	1	1
Other (2)	2	3	5
Totals	100%	100%	100%

(1)	Due to the acquisition of Edward Don, a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category. See Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8 for details on this acquisition.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

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

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended June 29, 2024.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2024	2023	2022
Restaurants	62%	62%	63%
Education, government	7	8	8
Healthcare	7	7	8
Travel and leisure	6	8	7
Other (1)	18	15	14
Totals	100%	100%	100%

(1)
Other includes cafeterias that are not stand-alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports, as well as retail food sales and logistics services. None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

We estimate that sales to our customers in the food service management (FSM) sector, which include large customers that service cafeterias in institutions such as universities, hospitals, and sporting venues, accounted for 8% of sales in fiscal 2024, as compared to 7% of sales in fiscal 2023. These sales are reflected within the respective customer types listed in the table above, depending on the type of customer the FSM operator serves.

Sources of Supply

We purchase from thousands of suppliers, both domestic and international, none of which individually accounted for more than 10% of our purchases for fiscal 2024. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. We also provide specialty and seasonal products from small to mid-sized producers to meet a growing demand for locally sourced products. Our locally sourced products, including produce, meats, cheese and other products, help differentiate our customers’ offerings, satisfy demand for new products, and support local communities. Merchandise is generally purchased through both centrally developed programs, domestically and internationally, and direct programs established by our various operating sites.

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

Global Support Center

Our Global Support Center (GSC) provides numerous centralized services to our operating sites and performs support activities for employees, suppliers and customers. GSC team members possess experience and expertise in, among other areas, customer and vendor contract administration, accounting and finance, treasury, legal, information technology, payroll and employee benefits, risk management and insurance, sales and marketing, merchandising, inbound logistics, human resources, strategy and tax compliance services. The GSC also makes available supply chain expertise in warehousing and distribution strategic services, which provide assistance in operational best practices, including space utilization, energy conservation, fleet management and workflow.

Capital Improvements

During fiscal 2024, 2023 and 2022, $832 million, $793 million and $633 million, respectively, were invested in facilities, technology, equipment, delivery fleet and other capital asset enhancements. From time to time, we dispose of assets in the normal course of business, and we consider proceeds from these asset sales to be an offset to capital expenditures. During fiscal 2024, 2023 and 2022, capital expenditures, net of proceeds from sales of assets, were $753 million, $751 million and $609 million, respectively. Capital expenditures, net of proceeds from sales of assets, as a percentage of sales during fiscal 2024, 2023 and 2022 were 1.0%, 1.0% and 0.9%, respectively. During the three years ended June 29, 2024, capital expenditures were financed primarily by internally generated funds along with bank and other borrowings. We expect our capital expenditures, net of proceeds from sales of assets, to continue to approximate 1% of sales in fiscal 2025, and we expect to finance these capital expenditures from cash flows from operations and bank and other borrowings.

Human Capital Resources

We believe engaged and empowered colleagues are key to business success. Attracting, developing and retaining the best talent globally drives the company’s long-term value. Our diverse colleagues and inclusive culture create an environment where colleagues can develop their skills and contribute to our success. As of June 29, 2024, we employed approximately 76,000 employees, including 51,000 U.S. employees and 25,000 employees outside the U.S., as compared to approximately 72,000 employees as of July 1, 2023. Also, approximately 99% of our U.S.-based colleagues are classified as full-time, defined as employees who work 30 or more hours per week. Approximately 15% of our employees were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 9% of our union U.S. employees and 21% of our union international employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2025.

Talent Acquisition and Talent Management — Maintaining a pipeline of talent is critical to our ongoing success and is essential to our succession planning efforts and to growing leaders throughout the organization. Our leadership is responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by cultivating a high-impact learning culture for our colleagues through a variety of enterprise development programs and learning resources, including goal setting and career development processes. We commit to investing in our employees through on-the-job training and coaching. Additionally, through our Sysco Speaks program, we conduct annual, confidential engagement surveys of our global workforce that are administered and analyzed by an independent third party.

Total Rewards — We are committed to equal pay for equal work, regardless of gender, race, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors, such as an employee’s role and experience, job location and individual performance. We also regularly review our compensation practices to promote fair and equitable pay. In fiscal 2024, our hourly colleagues received an average hourly wage of approximately $24, and 100% of colleagues in our U.S. distribution facilities received pay above state minimum wage thresholds. Also, some of our full-time colleagues receive paid vacation and sick time benefits, short-term and long-term incentives, retirement plans, training and development, access to career opportunities, paid pregnancy and adoption leave benefits, short-term and long-term disability benefits, health and welfare benefits, and recognition, as well as other programs like employee discounts.

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

As of June 29, 2024, our U.S. employee population possessed the gender, ethnic and racial attributes identified below:

United States Employee Population (1)	Male	Female	White	Hispanic or Latino	Black or African American	Asian	American Indian or Alaskan Native	Native Hawaiian or Other Pacific Islander	Two or more races	Not Available
Individual Contributors	81%	19%	40%	27%	23%	5%	1%	1%	2%	1%
Management	73	27	62	16	12	5	1	1	2	1
Senior Management	73	27	76	8	6	6	—	—	2	2
Officers	75	25	64	7	12	2	2	—	2	11
Total Sysco	80	20	43	25	22	5	1	1	2	1

(1)	Information is based on self-reported identification.

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

We estimate that we serve about 17% of an approximately $360 billion annual foodservice market in the U.S., as estimated by Technomic, Inc., for calendar year 2023. Technomic projects the market size to increase to approximately $370 billion by the end of calendar 2024. We also serve certain international geographies that vary in size and amount of market share. We believe, based upon industry trade data, our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2024. While comprehensive industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trade areas. We believe our competitive advantages include our sales consultants; our diversified product base, which includes quality-assured Sysco brand products; our service reliability; the ancillary services we provide to our customers, such as business reviews and menu analysis; and our multi-regional presence in North America and Europe. These advantages combined with a large geographical footprint of multi-temperature warehouses, mitigate some of the impact of regional economic declines that may occur over time.

Government Regulation

Our company is required to comply, and it is our policy to comply, with all applicable laws and regulations in the numerous countries throughout the world in which we do business.

In the U.S., as a marketer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA). The FDA regulates food safety and quality through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point (HACCP) requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods; prescribes the format and content of information required to appear on food product labels; regulates food contact packaging and materials; and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat

Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of meat and poultry products and establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

The Food Safety Modernization Act (FSMA) has significantly expanded our food safety requirements, including certain mandatory safety prevention practices. The FDA has finalized numerous regulations implementing FSMA, recognizing that ensuring the safety of the food supply is a shared responsibility among many different points in the global supply chain. The FSMA rules are designed to identify specific actions that must be taken at each of these points to prevent contamination. We have established and continue to maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated, as required by FDA regulations implementing FSMA. FSMA further imposes requirements for food products imported into the U.S. All food intended for introduction into U.S. interstate commerce must be safe, sanitary, and labeled according to U.S. requirements. Importers can import food into the U.S. as long as the facilities that produce, store, or otherwise handle the products are registered with the FDA, and prior notice of incoming shipments is provided to the FDA. Imported food products are subject to FDA inspection at U.S. ports of entry and the FDA may detain shipments of products if the shipments are found to be non-compliant with U.S. requirements. FSMA also provides the FDA with expanded enforcement authority, including mandatory recall authority over all articles of food (other than infant formula) that are manufactured, processed, packed, or held at a food facility that is required to register with the FDA.

As a marketer and distributor of various non-food products, such as food containers and utensils, kitchen equipment, and cleaning supplies, we are also subject to various laws and regulations relating to the safety, storage, transportation, sale, advertising and labeling of those non-food products, including requirements to provide information about the hazards of certain chemicals present in some of the products we distribute and regulations restricting the sale of products made with certain materials or chemicals.

We and our products are also subject to state and local regulation through such measures as the licensing of our facilities; enforcement by state and local health agencies of state and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products we distribute. We are also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace. The Fair Labor Standards Act, which establishes minimum wages and overtime standards, among other requirements, laws that prohibit discrimination in employment based on non-merit categories, including Title VII of the Civil Rights Act and the Americans with Disabilities Act, and other laws relating to accessibility. Our workers’ compensation programs are subject to regulation by the jurisdictions in which we operate.

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

We are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers. We are also subject to regulations by the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate our trucking operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours of service. Such matters as weight and dimension of equipment also fall under federal and state regulations. We are subject to regulations of the Federal Aviation Administration covering items transported by air. In addition, we are subject to the federal False Claims Act, and similar state statutes, which prohibit knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the government and the knowing and improper retention of overpayments.

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

As of June 29, 2024, we operated 340 distribution facilities throughout North America and Europe.

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

The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of certain third parties on which we rely, to identify, recruit, develop and retain diverse, qualified and talented individuals. As a result, a shortage of qualified labor could adversely affect our business, decrease our ability to effectively serve our customers, and achieve our strategic objectives. We periodically experience shortages of qualified labor in certain geographies, particularly in the area of warehouse workers and drivers. Such shortages may result in increased costs from certain temporary wage actions, such as hiring, referral, and retention bonus programs. See the discussion under “Human Capital Resources” in Item 1, “Business” for additional information regarding our talent acquisition and talent management efforts in the context of these labor shortages. Unsuccessful recruiting and retention efforts as a result of such shortages for a prolonged period of time could have a material adverse effect on our financial condition and results of operations.

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

Global health developments and economic uncertainty resulting from global public health crises may adversely affect our business, financial condition and results of operations.

Public health crises, pandemics and epidemics could adversely affect our business, financial condition and results of operations. For example, the coronavirus (COVID-19) pandemic adversely impacted our business, results of operations and financial condition directly and disrupted the operations of our business partners, suppliers and customers. While our operations have generally stabilized since the peak of the COVID-19 pandemic, we cannot predict with certainty the extent to which our operations may be impacted in the future by any similar effects of a more severe variant of COVID-19 or other public health crises, pandemics, or epidemics on us or on our business partners, suppliers and customers. Fear of these or similar events may further alter consumer confidence, behavior and spending patterns, and could adversely affect the economies and financial markets of many countries (or globally), resulting in an economic downturn that could affect customers’ demand for our products.

In response to the outbreak of COVID-19 and its development into a pandemic, governmental authorities in many countries in which we, our customers and our suppliers were present and operated, imposed mandatory closures, sought voluntary closures and imposed restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions required or strongly urged various venues where foodservice products were served, including restaurants, schools, hotels and cruise liners, to reduce or discontinue operations, which adversely affected demand in the foodservice industry, including demand for our products and services. The future outbreak of a public health crisis, pandemic, or epidemic could cause some governmental authorities to reintroduce similar restrictions in the future, which could adversely affect demand in the foodservice industry.

Any future outbreak of a public health crisis, pandemic, or epidemic that adversely affects our business, results of operations and financial condition, could also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K and subsequent filings with the SEC, such as those risks relating to our level of indebtedness, and may have an adverse effect on the price of our common stock.

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

In addition, military conflicts, such as the invasion of Ukraine by Russia and the Israel-Hamas War, or other geopolitical events, can negatively impact global demand. In response to such conflicts, various governments can and have recently imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties, which actions can have a negative impact on our operations. Although our business has not been materially impacted to date by the ongoing invasion of Ukraine by Russia or the Israel-Hamas War, it is impossible to predict the extent to which our operations, or those of our suppliers and customers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are difficult to predict, but could be substantial. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets. Any or all of these factors could disrupt our business directly and could disrupt the business of our customers, which could have an adverse effect on our business and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Competition and the impact of GPOs may reduce our margins and make it difficult for us to maintain our market share, growth rate and profitability.

The foodservice distribution industry is fragmented and highly competitive, with local, regional and multi-regional distributors and specialty competitors. Local and regional companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies and ability to meet customer distribution requirements. These suppliers may also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Furthermore, barriers to entry by new competitors, or geographic or product line expansion by existing competitors, are low. Additionally, increased competition from non-traditional sources (such as club stores and commercial wholesale outlets with lower cost structures), online direct food wholesalers, cash and carry operations, and competitors that are utilizing technology, including artificial intelligence and machine learning technologies, have served to further increase pressure on the industry’s profit margins. Continued margin pressure within the industry may have a material adverse effect on our results of operations.

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

We obtain substantially all of our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the foodservice products and supplies that we need due to conditions outside of their control. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include shortages of qualified labor for our suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, transportation interruptions (such as shortages of ocean cargo containers), unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest, terrorist attacks or international hostilities (such as the invasion of Ukraine by Russia and the Israel-Hamas War) and natural disasters, epidemics, pandemics or other human or animal disease outbreaks or other catastrophic events (including, but not limited to, foodborne illnesses). Many of these conditions outside of our control could also impair our ability to provide our products and services to our customers or increase the cost of doing so. We cannot predict with certainty the extent that our operations may continue to be impacted by any similar effects of public health crises, pandemics, or epidemics on us or on our business partners, suppliers and customers. Customer demand is currently outpacing available supply in certain categories. Certain suppliers are struggling to meet demand for our orders and may also be affected by higher costs to source or produce and transport products, which impairs our ability to deliver products and services to our customers. Prolonged future supply shortages could have an adverse effect on our financial condition and results of operations.

Further, increased frequency, severity, or duration of extreme weather conditions or other natural or man-made disasters, which may be from climate change, could also impair production capabilities, disrupt our supply chain or adversely affect demand for our products. At any time, input costs could increase for a prolonged period for a large portion of the products that we sell. Additionally, we procure products from suppliers outside of the U.S., and we are subject to the risks associated with political or financial instability, military conflict, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, including health and safety restrictions related to epidemics and pandemics, any or all of which could delay our receipt of products or increase our input costs.

In addition, as a foodservice distributor, it is necessary for us to maintain an inventory of products. Declines in product pricing levels between the time we purchase a product from our suppliers and the time we sell the product to our customers could reduce our margin on that inventory, adversely affecting our results of operations.

Climate change, or the legal, regulatory or market measures being implemented to address climate change, may have an adverse impact on our business, results of operations and financial condition.

The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (GHG) emissions, energy usage and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse impact on our business, results of operations and financial condition. Such adverse impacts may be incurred directly through damage to our own property or equipment or indirectly if such impacts adversely affect our suppliers. In addition, from time to time we establish and publicly announce goals and commitments related to corporate social responsibility matters, including those related to reducing our impact on the environment. Our current sustainability goals include to reduce our Scope 1 & 2 emissions by 27.5% by 2030 and strongly encourage suppliers representing 67% of Scope 3 emissions (focusing on purchased goods and services and upstream transportation suppliers) to set science-based targets by 2026. Our ability to meet these and other related goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions, including electric and other alternative fuel vehicles as well as alternative energy sources, which may not be developed or be available to us in the timeframe needed to achieve these goals. In addition, we may determine that it is in our best interests to revise our current goals based on economic or regulatory factors, business strategy or other factors. If we change or do not meet our publicly stated goals, then we may experience a negative reaction from the media, stockholders, activists and other interested stakeholders, and any perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. While we remain committed to being responsive to climate change and reducing our carbon footprint, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, methodologies for reporting climate-related information may change and previously reported information may be adjusted to reflect new reporting protocols or regulations, improvements in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting climate-related information across our operations are evolving along with multiple disparate standards for identifying, measuring and reporting sustainability metrics, including disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or our ability to achieve such goals in the future.

Adverse publicity about us or lack of confidence in our products could negatively impact our reputation and reduce earnings.

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business. Our brand names, trademarks, logos and reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Anything that damages our reputation or public confidence in our products, whether or not justified, could tarnish our reputation and diminish the value of our brand, which could adversely affect our results of operations, and require additional resources to rebuild our reputation and restore the value of our brand. The increased use of social media may increase the likelihood and magnitude of negative publicity across media channels, regardless of its accuracy or the reputability of its source, including as a result of fictitious media content (such as content produced by generative artificial intelligence or bad actors). In addition, it may be difficult to address such negative publicity across media channels.

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

Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in terms of consumer spending, seek new and different, as well as more ethnic, menu options and menu innovation. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs and/or supply shortages associated with our efforts to accommodate those changes as our suppliers adapt to new eating preferences. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. We may not be able to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits.

Expanding into new markets and complementary lines of business presents unique challenges and may not be successful, and failure to successfully expand may adversely affect the implementation of our business strategy.

An element of our strategy includes further expansion of operations into new markets and the establishment of new procurement organizations. Our ability to successfully operate in these new markets may be adversely affected by political, economic and social conditions beyond our control, public health crises, epidemics and pandemics, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations, of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in such expansion also include, among others, the costs and difficulties of identifying and gaining access to local suppliers, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, maintaining product quality and greater difficulty in enforcing intellectual property rights.

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

•On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One expands a country’s authority to tax profits from companies that make sales into their country but do not have a physical location in the country. Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. For Sysco, Pillar Two will be effective at the beginning of fiscal 2025.

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

We are subject to various federal, state, provincial, regional and local laws, rules and regulations, including the Foreign Corrupt Practices Act and other anti-bribery laws, anti-money laundering laws, import restrictions, responsible sourcing, and sanctions programs, in the countries in which we operate with respect to many aspects of our business, such as food safety and sanitation, ethical business practices, transportation, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety. Due to the services we provide in connection with governmentally funded entitlement programs, we are also subject to additional laws and regulations. For a detailed discussion of the laws and regulations to which our business is subject, please refer to “Business – Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.

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

In the course of our operations, we: operate, maintain and fuel fleet vehicles; store fuel on-site in above and underground storage tanks; operate refrigeration systems; and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur substantial investigation, remediation or other costs related to environmental conditions at our currently or formerly owned or operated properties.

For example, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products, which are subject to laws regulating such systems and storage tanks (including the investigation and remediation of soil and groundwater contamination associated with the use of underground storage tanks). Certain of these laws and regulations in the EU may impose liability for costs of investigation or remediation of contamination (which could be material), regardless of fault or the legality of the original disposal, even if such contamination was present prior to the commencement of our operations at the site and was not caused by our activities. In addition, many of our facilities have propane and battery-powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-

out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs.

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

These technology systems and the operation thereof are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. In the normal course of business, we and our third-party providers experience cybersecurity threats and incidents of varying degrees from time-to-time, including ransomware and phishing attacks, as well as distributed denial of service attacks and the theft of data. Cyber threats are constantly evolving, are becoming more sophisticated and frequent, including through the introduction of viruses and malware (such as ransomware) and the use of artificial intelligence by the threat actors, and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. For example, as disclosed in our Quarterly Report on Form 10-Q for our third quarter of fiscal 2023, in March 2023, Sysco became aware of a cybersecurity event perpetrated by a threat actor believed to have begun in January 2023. Immediately upon detection, Sysco initiated an investigation, with the assistance of cybersecurity and forensics professionals, determining that the threat actor had extracted certain company data, including data relating to operation of the business, customers, employees and personal data. This data extraction did not impact Sysco’s operational systems and related business functions, and its service to customers continued uninterrupted. Sysco also notified federal law enforcement and provided other required notifications. To date, cybersecurity incidents have not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that there will not be a material adverse effect in the future, especially if, for example, the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities relating to an incident.

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

Many of our employees, contractors and other corporate partners now work remotely, increasing reliance on information technology systems that are outside our direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches. In addition, cyber criminals are increasing their attacks on individual employees with business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems.

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

Our efforts to prevent security breaches and cybersecurity incidents, and to implement effective disaster recovery plans, may not be entirely effective to insulate us from technology disruption or protect us from adverse effects on our results of operations. Additionally, information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. For example, we may incorporate emerging artificial intelligence solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Our failure to implement timely and/or successfully new technologies, including artificial intelligence, may adversely affect our competitiveness and, consequently, our results of operations.

Our growing use of artificial intelligence systems in our operations poses inherent risks and could adversely affect our results of operations.

We have and are continuing to incorporate artificial intelligence, including machine learning, in certain of our operations, such as sales, support and supply chain operations, and may in the future incorporate artificial intelligence into more of our operations, with the intent to enhance their operation and effectiveness. For example, we have incorporated artificial intelligence and/or generative artificial intelligence to manage inventory, optimize warehouse logistics, route customer deliveries more efficiently and enable more analytics for our sales consultants. Flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss, or erroneous decision-making, impacting our operations, financial condition and reputation. Legal challenges may arise, including cybersecurity incidents, non-compliance with data protection regulations, and lack of transparency. The legal and regulatory landscape and industry standards surrounding artificial intelligence technologies is rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use artificial intelligence technologies. Furthermore, the deployment of artificial intelligence systems could expose us to increased cybersecurity threats, such as data breaches and unauthorized access leading to financial losses, legal liabilities, and reputational damage. We also face competitive risks if we fail to adopt artificial intelligence or other machine-learning technologies in a timely manner.

Our failure to comply with data privacy regulations could adversely affect our business.

Data privacy laws and the regulatory activity associated therewith, continue to evolve across most jurisdictions in which we operate. Given the complexity of these laws, uncertainty regarding their interpretation, application, and enforcement and the often-onerous requirements they place on businesses regarding the collection, storage, handling, use, disclosure, transfer, and security of personal data, it is important for us to understand their impact and respond accordingly. Failure to comply with data privacy laws can result in substantial fines or penalties, legal liability and / or reputational damage and litigation.

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

Furthermore, since 2020, numerous other U.S. states have enacted, or are considering more stringent privacy laws, which may impose varying standards and requirements on our data collection, use and processing activities. Continued state by state introduction of privacy laws can be expected to lead to significantly greater complexity in our compliance requirements globally, which could result in complaints from data subjects and/or action from regulators and potential litigation claims. If we do not provide sufficient resources to ensure we are able to respond, adapt and implement the necessary requirements to respond, or we do not respond sufficiently to the various forthcoming changes, which could include federal data privacy requirements in the US, while continuing to maintain our compliance with global data privacy laws, this could adversely impact our reputation and we could face exposure to fines levied by regulators and class action and similar litigation risks, which could have a significant financial impact on our business.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8, as of June 29, 2024, we had approximately $12.0 billion of total indebtedness, which primarily includes our outstanding senior notes. Additionally, we have the ability to borrow under our revolving credit facility, which supports our U.S. commercial paper program.

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

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. In fiscal 2024, our total contributions to these plans were approximately $63 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including collective bargaining negotiations, actions taken by trustees who manage the plans, government regulations, changes in the funded status of these plans and the potential payment of a withdrawal liability if we, for any reason, cease to have an ongoing obligation to contribute to a given plan. Based upon the information available to us from the administrators of these plans, none of these plans have assets sufficient to fully pay their liabilities, and therefore all such plans have unfunded vested benefits. Increases in the unfunded liabilities of these plans may result in increased future contribution obligations imposed on us and on other participating employers. Under federal law, significant underfunding experienced by a given plan generally results in increased contribution obligations in the form of surcharges and supplemental contribution obligations. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from a given plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. We could also be treated as partially withdrawing from participation in one of these plans if the number of our employees participating in a given plan is reduced to a certain percentage over a certain period of time, or if we cease to have an obligation to contribute under one or more, but fewer than all, of the collective bargaining agreements that require us to make contributions to a particular plan. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. We estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $141 million as of August 16, 2024. This estimate is based on the information available from plan administrators, which had valuation dates between February 1, 2020 and October 31, 2023. As the valuation dates for all of the plans were between February 1, 2020 and October 31, 2023, the company’s estimate reflects the condition of the financial markets as of this date range. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate. A significant increase in funding requirements could adversely affect our financial condition, results of operations and cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines, which could adversely affect our financial condition, results of operations and cash flows.

We had a pension obligation of $2.6 billion, as compared to assets totaling $2.5 billion, as of June 29, 2024, both of which have sensitivity to financial market factors that could impact our funding requirements. See Note 14, “Company-Sponsored Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Item 8 for a discussion of the funded status of the U.S. Retirement Plan. At the end of fiscal 2012, we decided to freeze future benefit accruals under our company-sponsored qualified pension plan (the U.S. Retirement Plan) as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees. Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.

The amount of our annual contribution to the U.S. Retirement Plan is dependent upon, among other things, the returns on the U.S. Retirement Plan’s assets and discount rates used to calculate the plan’s liability. We have set an investment strategy that closely aligns the duration of the U.S. Retirement Plan’s assets with the duration of its liabilities. As a result, our U.S. Retirement Plan holds a greater amount of investments in fixed income securities, but also holds equity securities. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase. The projected liability of the U.S. Retirement Plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our minimum funding requirements.

Failure to successfully renegotiate union contracts could result in work stoppages, which could have a material adverse effect on our business, financial condition and results of operations.

As of June 29, 2024, we had approximately 76,000 employees, approximately 15% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 16% of our union employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2025. Failure to effectively renegotiate these contracts could result in work stoppages. We believe our operating sites have good relationships with their unions, but a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

We use technology in substantially all aspects of our business operations, and our ability to serve customers effectively depends on the reliability of our technology systems. Greater use of technology and digitization in operations has delivered benefits to our business, while also exposing us and others in our industry to new vulnerabilities in corporate and operational systems. Additionally, our business operations leverage third-party vendors and systems, which makes us susceptible to various cyber threats.

The scale, scope, and complexity of our business raises a multitude of interdependent risks, which can vary over time. A primary responsibility of our leadership team, subject to oversight by our Board of Directors and specifically, our Board’s Technology Committee, is to design and implement processes to identify, prioritize, assess, monitor and manage enterprise-level risks associated with cybersecurity threats. We have a dedicated cybersecurity team that collaborates with compliance, privacy, legal, and other teams across the global organization to assess the cybersecurity risk landscape.

Our cybersecurity oversight function, which is led by our Chief Information Security Officer (CISO) and also includes our Chief Information Officer (CIO), Chief Executive Officer, Chief Financial Officer and General Counsel, directly oversees the cybersecurity and risk management process, which incorporates input from personnel from different functions, levels, and operating regions to support a high level of visibility and accountability throughout the company and to incorporate multiple vantage points on risks and potential mitigations. The cybersecurity oversight function meets at least quarterly to discuss key risks and to discuss mitigation strategies. The results of our cybersecurity team process are communicated to the leadership team and its risk & reputation committee (the RRC) at least quarterly.

The Technology Committee of the Board of Directors oversees cybersecurity risks and receives cybersecurity reports from our CISO and regularly conducts in-depth cybersecurity discussions. Our CIO and CISO have extensive experience in the areas of cybersecurity and risk management. Our CISO has more than 20 years of experience in Information Technology, including cybersecurity leadership roles. Our CIO, who oversees the cybersecurity team and reports directly to our Chief Executive Officer, has over 20 years of experience in information technology strategy, services, operations, risk and cybersecurity for large global enterprises.

Cybersecurity risks are included in the risk universe that the RRC evaluates, with input from information security subject matter experts at the company, to assess top risks to the enterprise. The RRC process provides input into our strategic planning process, such as development of action plans to address and mitigate identified risks. Integrating cybersecurity risk into the overall RRC process in this manner assists the company in identifying, assessing, and managing material cybersecurity risks.

Our cybersecurity program is designed to be aligned with applicable industry standards and is assessed regularly by internal and external cybersecurity experts. The multifaceted nature of our cybersecurity measures includes aspects of prevention, detection, and response capabilities, employee training programs, threat intelligence monitoring, and the implementation of an array of technologies. We have established processes to oversee and identify cybersecurity risks associated with the use of third-party service providers, which includes (i) the completion of due diligence before engaging with any third party, (ii) controls for response to mitigate any significant risks, and (iii) assessments and reviews during the course of the relationship. Additionally, we have ongoing partnerships with government and commercial cybersecurity experts to understand emerging cybersecurity threats.

We seek to detect and investigate suspected attacks against our network, products, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools; however, we still remain potentially vulnerable to known or unknown threats. Our cyber incident response plan includes an escalation process if a cybersecurity incident meets specific rating criteria to trigger action designed to minimize potential disruptions and protect the integrity of our operations. The cyber incident response plan has been reviewed by external experts and is reviewed internally annually. We also conduct periodic cybersecurity tabletop exercises where we perform walkthroughs of cyber incident scenarios with senior management to test and enhance preparedness.

During the year ended June 29, 2024, the company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably anticipated to materially affect the company, including its business strategy, results of operations, or financial condition. Nevertheless, the company recognizes cybersecurity threats are ongoing and evolving and has seen an increase in cyberattack volume, frequency and sophistication. We are committed to supporting the governance and oversight of cybersecurity risks and to implementing mechanisms, controls, technologies, and processes designed to help the company assess, identify, and manage these risks. For more information on the company's cybersecurity risks, refer to Item 1A, “Risk Factors.”

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each country and the aggregate square footage devoted to cold and dry storage as of June 29, 2024.

Location	Number of Facilities	Square Feet (in thousands)	Segment Served (1)
Bahamas	1	192	I
Belgium	1	200	I
Canada	28	4,250	I, O
Costa Rica	1	188	I
France	42	3,015	I
Ireland and Northern Ireland	8	833	I
Mexico	6	288	I
Panama	1	44	I
Sweden	6	934	I
United Kingdom	42	2,435	I
United States and its territories (2)	204	44,226	U, I, S, O
Totals	340	56,605

(1)	Segments served include U.S. Foodservice (U), International Foodservice (I), SYGMA (S), and Other (O).
(2)	California, Florida, Texas, and Illinois account for 27, 18, 15, and 12 respectively, of the facilities located in the U.S.

We own approximately 40,100,000 square feet of our distribution facilities (or 70.8% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2025 to fiscal 2050, exclusive of renewal options.

Within our Latin American operations, we operate 17 cash and carry facilities and five warehouse and storage facilities in Costa Rica and six cash and carry facilities and one warehouse and storage facility in Panama.

We own our approximately 634,000 square foot headquarters office complex in Houston, Texas.

We are currently constructing expansions or build-outs for various distribution facilities in the United States and Europe. The various operating sites undergoing significant construction, in the aggregate, contributed approximately 6% of fiscal 2024 sales.

As of June 29, 2024, our fleet of approximately 18,000 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 90% of these vehicles and lease the remainder.

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

PART II – FINANCIAL INFORMATION

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for Sysco’s common stock (SYY) is the New York Stock Exchange. The number of record owners of Sysco’s common stock as of August 16, 2024 was 6,992.

We currently expect that comparable quarterly cash dividends will continue to be paid in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

We made the following share repurchases during the fourth quarter of fiscal 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
March 31 - April 27	1,983,915	$77.12	1,983,915	—
Month #2
April 28 - May 25	2,251,129	75.52	2,251,129	—
Month #3
May 26 - June 29	3,005,111	72.50	3,005,111	—
Totals	7,240,155	$74.70	7,240,155	—

(1)	The total number of shares repurchased includes no shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3.
(2)
See the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Equity Transactions” for additional information regarding Sysco’s share repurchase program.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5 billion of the company’s common stock, which will remain available until fully utilized.

We repurchased 16,128,932 shares for $1.2 billion during fiscal 2024. As of June 29, 2024, we had a remaining authorization of approximately $2.8 billion. We purchased 862,718 additional shares under our authorization through August 16, 2024.

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

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2019, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
225
200
175
150
125
100
75
50
Index Value
6/29/2019
6/27/2020
7/3/2021
7/2/2022
7/1/2023
6/29/2024
Period Ending
Sysco Corporation
S&P 500
S&P 500 Food/Staple Retail Index

	6/29/2019	6/27/2020	7/3/2021	7/2/2022	7/1/2023	6/29/2024
Sysco Corporation	$100	$76	$115	$133	$116	$115
S&P 500	100	104	153	137	162	202
S&P 500 Food/Staple Retail Index	100	106	137	144	156	202

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Sysco’s financial condition, results of operations and liquidity and capital resources for the fiscal years ended June 29, 2024 and July 1, 2023 should be read as a supplement to our Consolidated Financial Statements and the accompanying notes contained in Item 8 of this report, and in conjunction with the “Forward-looking Statements” section set forth in Part II and the “Risk Factors” section set forth in Item 1A of Part I. All discussion of changes in our results of operations from fiscal 2023 to fiscal 2022 has been omitted from this Form 10-K, but may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 1, 2023, filed with the Securities and Exchange Commission on August 25, 2023.

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

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, Inc., Edward Don, acquired in the second quarter of fiscal 2024, which distributes restaurant equipment and supplies, our Asian specialty distribution company and a number of other small specialty businesses that are not material to the operations of Sysco;
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

We estimate that we serve about 17% of an approximately $360 billion annual foodservice market in the U.S. based on industry data obtained from Technomic, Inc. (Technomic) as of the end of calendar year 2023. Technomic projects the market size to increase to approximately $370 billion by the end of calendar year 2024. From time to time, Technomic may revise the methodology used to calculate the size of the foodservice market and, as a result, our percentage can change not only from our sales results, but also from such revisions. We also serve certain international geographies that vary in size and amount of market share.

According to industry sources, the foodservice, or food-away-from-home, market represents approximately 56% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar year 2023.

Highlights

Our fiscal 2024 results were driven by sales growth that surpassed fiscal 2023 levels by 3.3%. Sales growth was driven by both volume growth, partially from acquisitions, and inflation. We also made continued gains in overall market share in fiscal 2024. We demonstrated continued positive operating leverage, with gross profit growing faster than operating expenses, and operating income growing faster than sales. See below for a comparison of our fiscal 2024 results to our fiscal 2023 results, both including and excluding Certain Items (as defined below).

    Below is a comparison of results from fiscal 2024 to fiscal 2023:
•Sales:
◦increased 3.3%, or $2.5 billion, to $78.8 billion;
•Operating income:
◦increased 5.4%, or $163 million, to $3.2 billion;
◦adjusted operating income increased 8.4%, or $271 million, to $3.5 billion;
•Net earnings:
◦increased 10.5%, or $185 million, to $2.0 billion;
◦adjusted net earnings increased 6.0%, or $123 million, to $2.2 billion;
•Basic earnings per share:
◦increased 11.7%, or $0.41, to $3.90 from the comparable prior year amount of $3.49 per share;
•Diluted earnings per share:
◦increased 12.1%, or $0.42, to $3.89 from the comparable prior year amount of $3.47 per share;
◦adjusted diluted earnings per share were $4.31 in fiscal 2024, a $0.30 increase from the comparable prior year amount of $4.01 per share;
•EBITDA:
◦increased 12.7%, or $457 million, to $4.0 billion; and
◦adjusted EBITDA increased 9.0%, or $346 million, to $4.2 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Our results for fiscal 2023 were also impacted by a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer, adjustments to our bad debt reserve specific to aged receivables existing prior to the COVID-19 pandemic, adjustments to a product return allowance related to COVID-related personal protection equipment inventory and a gain on a litigation financing agreement.

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

Management believes that adjusting its operating expenses, operating income, other (income) expense, net earnings and diluted earnings per share to remove these Certain Items, provides an important perspective with respect to our underlying business trends and results. Additionally, it provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations, (2) facilitates comparisons on a year-over-year basis and (3) removes those items that are difficult to predict and are often unanticipated and that, as a result, are difficult to include in analysts’ financial models and our investors’ expectations with any degree of specificity.

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
•Adjusted EBITDA (non-GAAP);
•Case volume growth for U.S. Foodservice and International Foodservice operations;
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

Key Financial Definitions

•Sales – Sales are equal to gross sales subtracted by, (1) sales returns and (2) sales incentives that we offer to certain customers, such as upfront monies and discounts. Our sales are driven by changes in case volumes and product inflation that is reflected in the pricing of our products and mix of products sold.
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

Case Volume Growth for U.S. Foodservice and International Foodservice Operations

Case volume represents the volume of products sold to customers during a period of time and improvements in this metric are a primary driver of Sysco’s top line performance. We define a case as the lowest level of packaged products that are sold from our warehouses, with one case potentially containing several pieces of a product packaged in bulk. Case size does not generally vary by location or from period to period due to the design of our warehouses but can vary within our international operations. Case volume growth is calculated by dividing the change in the volume of cases sold year-over-year by the volume of cases sold in the prior year. Sysco management considers case volume growth within its U.S. Foodservice and International Foodservice operations to be a measure that provides useful information to management and investors in evaluating sales performance and as an indicator of gross margin performance. Management monitors case volume growth by customer type, with bifurcation between local customers and national customers, as this provides a measure of gross profit performance due to the pricing strategies attached to each customer type. Local customers are primarily street customers, such as independent restaurants that do not have long-term contracts, or locally managed customers, such as local chain restaurants, while national customers are the multi-unit customers requiring national coverage from a customer-centric view and are managed centrally from our Global Support Center, specific to U.S. Foodservice. Sysco management seeks to drive higher case volume growth to local customers, which allows more favorable pricing terms for these operations and generates higher gross margins as a result. National customers benefit from purchasing power as they are able to negotiate pricing agreements across multiple businesses reducing our gross profit potential, but reducing our overall cost per case, as national customers have bigger drop sizes. While overall case volume growth reflects a key component of sales growth, local customer case growth provides additional context around gross profit performance.

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

Trends

Economic and Industry Trends

During fiscal 2024, Sysco continued to outperform the foodservice market and successfully grew its market share, despite the foodservice market experiencing negative year-over-year foot traffic to restaurants. We expect negative foot traffic trends to continue into the first quarter of fiscal 2025, with modest industry traffic improvements in the second half of fiscal 2025. We believe the food-away-from-home sector is a healthy long-term market, and Sysco is diversified and well positioned as a market leader in food service.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors including price, volume, inflation, customer mix and product mix. The most significant factor affecting performance in fiscal 2024 was volume growth, as we experienced a 3.1% improvement in U.S. Foodservice case volume and a 1.1% improvement in local case volume within our U.S. segment in each instance as compared to fiscal 2023. U.S. Foodservice case volume increased 3.5% and local case volume within our U.S. segment increased 0.7% in the fourth quarter of fiscal 2024, as compared to the fourth quarter of fiscal 2023. This volume reflects our broadline and specialty businesses, except for our specialty meats business, which measures its volume in pounds. Edward Don positively impacted our U.S. Foodservice volumes by 2.7% and local case volumes within our U.S. segment by 1.6% in the fourth quarter of fiscal 2024. Within our International Foodservice segment, we experienced a 5.3% improvement in local case volume compared to fiscal 2023. This growth enabled us to gain market share during fiscal 2024, as we grew more than 1.75 times the market, which exceeded our target of 1.5 times.

Product cost inflation has also been a driver of our sales and gross profit performance. We experienced inflation at a rate of 1.6% and 1.5% in the fourth quarter and for fiscal 2024, respectively, at the total enterprise level, primarily driven by inflation in the poultry and meat categories. We have been successful in managing inflation, resulting in an increase in gross profit dollars. Gross margin decreased one basis point in the fourth quarter and increased 25 basis points for fiscal 2024, as compared to the corresponding prior year periods, primarily driven by higher volumes, the effective management of inflation and progress from our strategic sourcing efforts in our U.S. and International segments.

We expect to grow our revenue and earnings in fiscal 2025. We expect the rate of inflation for fiscal 2025 to be approximately 2%, which is consistent with recent trends experienced in fiscal 2024. Volume growth is expected to be in the low single-digits for fiscal 2025. In total, we expect these factors to result in net sales growth across the enterprise of 4% to 5%.

Operating Expense Trends

Total operating expenses increased 4.5% during fiscal 2024, as compared to fiscal 2023, driven by increased volumes and cost inflation. We continued to experience supply chain productivity improvements and successfully managed operating expenses at our Global Support Center, which experienced an expense decrease of 7% in the fourth quarter of fiscal 2024, as compared to the fourth quarter of fiscal 2023. We expect to have continued improvement in our operating leverage in fiscal 2025, based on a continuation of the productivity improvements from fiscal 2024 across our supply chain, including sustained retention improvements, and lower Global Support Center expenses. We believe the advancements we are making in our physical capabilities, and the investments we are making in improved training, will result in continued supply chain productivity improvements and in lowered costs to serve our customers.

Income Tax Trends

Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state as well as foreign jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Our effective tax rate for fiscal 2024 was 23.8% and is expected to increase to approximately 25% in fiscal 2025 due to an increase in the global minimum tax rate, geographic mix, and increases in state tax rates.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy. We plan to grow our existing businesses, while cultivating new channels, new business lines and new capabilities.

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

In the second quarter of fiscal 2024, we acquired Edward Don, one of the largest kitchen equipment and supplies distributors, based in Chicago, Illinois. Edward Don has a robust supply chain that is expected to enable cost effective distribution of restaurant equipment and supplies. This acquisition further demonstrates our Recipe for Growth strategy of focusing on building strategic specialty platforms that help us better support restaurant and hospitality customers. This company’s results are included within the U.S. Foodservice Operations segment.

In the third quarter of fiscal 2024, we acquired Ready Chef, a fresh produce distributor in Ireland. This company’s results are included within the International Foodservice Operations segment.

In the fourth quarter of fiscal 2024, we acquired Jacmar Foodservice Distribution, a premier foodservice distribution provider based in California. This company’s results are included within the U.S. Foodservice Operations segment.

The results of our acquired companies in fiscal 2024 were not material to our results.

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

•Products and Solutions – We are providing customer-focused marketing and merchandising solutions that inspire increased sales of our broad assortment of fair priced products and services. We continue to improve our merchandising strategies globally to secure the best possible cost for our customers.

•Supply Chain – We are efficiently and consistently serving customers with the products they need, when and how they need them, through a flexible delivery framework. We are developing a more nimble, accessible and productive supply chain that is better positioned to support our customers.

•Customer Teams – Our greatest strength is our people - people who are passionate about food and food service. Our diverse team delivers expertise and differentiated services designed to help our customers grow their businesses. We will continue to invest in the sales organization through incremental sales colleagues and intend to improve the effectiveness by leveraging data to increase the yield of the sales process.

•Future Horizons – We are committed to responsible growth. We will cultivate new channels, new segments, and new capabilities, organically and through strategic M&A, while being stewards of our company and our planet for the long term. We will fund our journey through cost-out and efficiency improvements.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2024	2023
Sales	100.0%	100.0%
Cost of sales	81.5	81.7
Gross profit	18.5	18.3
Operating expenses	14.5	14.3
Operating income	4.0	4.0
Interest expense	0.7	0.7
Other (income) expense, net	—	0.3
Earnings before income taxes	3.3	3.0
Income taxes	0.8	0.7
Net earnings	2.5%	2.3%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

2024
Sales	3.3%
Cost of sales	3.0
Gross profit	4.7
Operating expenses	4.5
Operating income	5.4
Interest expense	15.2
Other (income) expense, net (1)	(86.8)
Earnings before income taxes	12.3
Income taxes	18.4
Net earnings	10.5%
Basic earnings per share	11.7%
Diluted earnings per share	12.1
Average shares outstanding	(1.2)
Diluted shares outstanding	(1.3)

(1)	Other (income) expense, net was expense of $30 million in fiscal 2024 and expense of $227 million in fiscal 2023.

Segment Results

The following represents our results by reportable segments:

	Year Ended Jun. 29, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$55,339	$14,561	$7,768	$1,176	$—	$78,844
Sales increase (decrease)	3.1%	7.4%	(1.0)%	(5.1)%		3.3%
Percentage of total	70.2%	18.5%	9.9%	1.4%		100.0%

Operating income (loss)	$3,673	$375	$72	$40	$(958)	$3,202
Operating income increase (decrease)	2.4%	19.4%	28.6%	(29.8)%		5.4%
Percentage of total segments	88.3%	9.0%	1.7%	1.0%		100.0%
Operating income as a percentage of sales	6.6%	2.6%	0.9%	3.4%		4.1%

	Year Ended Jul. 1, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$53,683	$13,560	$7,843	$1,239	$—	$76,325
Percentage of total	70.3%	17.8%	10.3%	1.6%		100.0%

Operating income (loss)	$3,587	$314	$56	$57	$(975)	$3,039
Percentage of total segments	89.4%	7.8%	1.4%	1.4%		100.0%
Operating income as a percentage of sales	6.7%	2.3%	0.7%	4.6%		4.0%

Our U.S. Foodservice Operations and our International Foodservice Operations segments represent a substantial majority of our total segment results when compared to other reportable segments. In fiscal 2024, U.S. Foodservice Operations and International Foodservice Operations represented approximately 70.2% and 18.5%, respectively, of Sysco’s overall sales, compared to 70.3% and 17.8%, respectively, in fiscal 2023. In fiscal 2024 and fiscal 2023, U.S. Foodservice Operations represented approximately 88.3% and 89.4%, respectively, of the total segment operating income. See Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8 for more information.

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

Results of U.S. Foodservice Operations

In fiscal 2024, the U.S. Foodservice Operations operating results represented approximately 70.2% of Sysco’s overall sales and 88.3% of the aggregated operating income of Sysco’s reporting segments. Several factors contributed to these higher operating results as compared to the other operating segments. We invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and its purchasing power enable this segment to generate its relatively stronger results of operations.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2024	2023	Change in Dollars	% Change
	(Dollars in millions)
Sales	$55,339	$53,683	$1,656	3.1%
Gross profit	10,708	10,359	349	3.4
Operating expenses	7,035	6,772	263	3.9
Operating income	$3,673	$3,587	$86	2.4%

Gross profit	$10,708	$10,359	$349	3.4%
Adjusted operating expenses (Non-GAAP) (1)	6,964	6,730	234	3.5
Adjusted operating income (Non-GAAP) (1)	$3,744	$3,629	$115	3.2%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the prior year in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2024
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	2.8%	$1,491
Inflation	0.5	291
Other (2)	(0.2)	(126)
Total change in sales	3.1%	$1,656

(1)
Case volumes increased 3.1% compared to fiscal 2023. This volume increase resulted in a 2.8% increase in the dollar value of sales compared to fiscal 2023. Beginning in the third quarter of fiscal 2024, our volume reporting includes case volumes attributable to Edward Don.

(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from our specialty meats operations is included within “Other.”

The sales growth in our U.S. Foodservice Operations was driven by higher inflation and volume growth, inclusive of benefits from acquisitions in fiscal 2024. Case volumes from our U.S. Foodservice Operations increased 3.1%, as compared to fiscal 2023. This included a 1.1% increase in local customer case volume as compared to fiscal 2023.

Operating Income

The increase in operating income for fiscal 2024, as compared to fiscal 2023, was driven by gross profit dollar growth and case volume growth as a result of acquisitions, partially offset by an increase in operating expenses.

Gross profit dollar growth was driven primarily by case volume growth as a result of acquisitions, effective management of product cost fluctuations, and progress from our strategic sourcing efforts. The estimated change in product costs, an internal measure of inflation or deflation, increased in fiscal 2024. For fiscal 2024, this change in product costs was primarily driven by inflation in the poultry and meat categories. Sysco brand penetration for U.S. Broadline decreased by 19 basis points to 36.7% for fiscal 2024, as compared to fiscal 2023. Specific to local customers, Sysco brand penetration for U.S. Broadline improved by 11 basis points to 47.0% for fiscal 2024, as compared to fiscal 2023.

Gross margin, which is gross profit as a percentage of sales, was 19.4% in fiscal 2024. This was an increase of 5 basis points compared to gross margin of 19.3% in fiscal 2023 due to the effective management of inflation, along with specific efforts to optimize our gross profit dollars. This included pricing and sourcing improvements.

The increase in operating expenses for fiscal 2024, as compared to fiscal 2023, was primarily driven by increased volumes and recent costs associated with severances, transformation projects, and acquisitions.

Results of International Foodservice Operations

In fiscal 2024, the International Foodservice Operations operating results represented approximately 18.5% of Sysco’s overall sales.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2024	2023	Change in Dollars	% Change
	(Dollars in millions)
Sales	$14,561	$13,560	$1,001	7.4%
Gross profit	2,947	2,641	306	11.6
Operating expenses	2,572	2,327	245	10.5
Operating income	$375	$314	$61	19.4%

Gross profit	$2,947	$2,641	$306	11.6%
Adjusted operating expenses (Non-GAAP) (1)	2,455	2,243	212	9.5
Adjusted operating income (Non-GAAP) (1)	$492	$398	$94	23.6%

Comparable sales using a constant currency basis (Non-GAAP) (1)	$14,305	$13,560	$745	5.5%
Comparable gross profit using a constant currency basis (Non-GAAP) (1)	2,884	2,641	243	9.2
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	2,396	2,243	153	6.8
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	$488	$398	$90	22.6%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2024
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	3.6%	$482
Foreign currency	1.9	255
Other (1)	1.9	264
Total change in sales	7.4%	$1,001

(1)	The impact of volumes as a component of sales growth from international operations are included within “Other.”

Sales in fiscal 2024 were higher due to inflation, a positive impact of foreign currency translation, and an improvement in local case volume.

Operating Income

The $61 million increase in operating income for fiscal 2024, as compared to fiscal 2023, was primarily a result of the continuing increase in sales and specific efforts to optimize our gross profit. This included the ability to effectively manage product cost fluctuations and progress from our strategic sourcing efforts.

The increase in gross profit dollars in fiscal 2024, as compared to fiscal 2023, was attributable to the increase in sales volume, the effective management of inflation, and progress from our strategic sourcing efforts.

The increase in operating expenses for fiscal 2024, as compared to fiscal 2023, was primarily due to increases in sales volume, inflation, and the impact of foreign currency translation.

Results of SYGMA and Other Segment

For SYGMA, sales were 1.0% lower in fiscal 2024, as compared to fiscal 2023. Operating income increased by $16 million in fiscal 2024, as compared to fiscal 2023, due to decreases in operating expenses driven by the planned exit of customers. We expect SYGMA to have both sales and operating income growth in fiscal 2025.

For the operations that are grouped within our Other segment, sales were 5.1% lower in fiscal 2024, as compared to fiscal 2023. Operating income decreased $17 million in fiscal 2024, as compared to fiscal 2023. The operations of this group mainly consist of our hospitality business, Guest Worldwide. We expect our Other segment to have modest operating income growth in fiscal 2025.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses increased $13 million in fiscal 2024, or 1.3% as compared to fiscal 2023, primarily due to increases in self-insurance reserves, depreciation expense, miscellaneous expenses, partially offset by decreases in fuel hedging program expenses, colleague-related costs, and professional fees.

Included in Global Support Center expenses are Certain Items that totaled $81 million in fiscal 2024, as compared to $45 million in fiscal 2023. Certain Items impacting fiscal 2024 were primarily expenses associated with severances, our business technology transformation initiatives, and expenses associated with acquisitions. In fiscal 2023, Certain Items that impacted the year were primarily expenses associated with our business technology transformation initiatives.

Interest Expense

Interest expense increased $80 million for fiscal 2024, as compared to fiscal 2023, primarily due to new issuances of senior notes, an increase in commercial paper borrowing activity and increased interest rates on borrowings. This higher debt is primarily associated with our acquisition of Edward Don and share repurchases. We expect to incur $650 million in interest expense in fiscal 2025. Consistent with fiscal 2024, we expect to operate within our stated target of 2.5 to 2.75 times of net leverage in fiscal 2025.

Other income and expense

Other expense decreased $197 million for fiscal 2024, as compared to fiscal 2023, primarily due to fiscal 2023 consisting of a pension settlement charge, partially offset by a gain on a litigation financing agreement.

Net Earnings

Net earnings increased 10.5% in fiscal 2024, as compared to fiscal 2023, due primarily to the items noted previously for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 19, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8. Adjusted net earnings, excluding Certain Items, increased 6.0% in fiscal 2024, primarily due to an increase in sales volume as a result of acquisitions.

Earnings Per Share

Basic earnings per share in fiscal 2024 were $3.90, an 11.7% increase from the comparable prior year period amount of $3.49 per share. Diluted earnings per share in fiscal 2024 were $3.89, a 12.1% increase from the comparable prior year period amount of $3.47 per share. Adjusted diluted earnings per share, excluding Certain Items (which is a non-GAAP financial measure for which a reconciliation is provided in “Non-GAAP Reconciliations” on the subsequent page), in fiscal 2024 were $4.31, a 7.5% increase from the comparable prior year period amount of $4.01 per share. These results were primarily attributable to the factors discussed previously related to net earnings in fiscal 2024.

Non-GAAP Reconciliations

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Our results for fiscal 2023 were also impacted by a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer, adjustments to our bad debt reserve specific to aged receivables existing prior to the COVID-19 pandemic, adjustments to a product return allowance related to COVID-related personal protection equipment inventory and a gain on a litigation financing agreement.

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

Management believes that adjusting its operating expenses, operating income, other (income) expense, net earnings and diluted earnings per share to remove these Certain Items and presenting its results on a constant currency basis provides an important perspective with respect to our underlying business trends and results. It provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

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

	2024	2023	Change in Dollars	%/bps Change
	(In millions, except for share and per share data)
Sales (GAAP)	$78,844	$76,325	$2,519	3.3%
Impact of currency fluctuations (1)	(253)		(253)	(0.3)
Comparable sales using a constant currency basis (Non-GAAP)	$78,591	$76,325	$2,266	3.0%

Cost of sales (GAAP)	$64,236	$62,370	$1,866	3.0%
Impact of inventory valuation adjustment (2)	—	3	(3)	—
Cost of sales adjusted for Certain Items (Non-GAAP)	$64,236	$62,373	$1,863	3.0%

Gross profit (GAAP)	$14,608	$13,955	$653	4.7%
Impact of inventory valuation adjustment (2)	—	(3)	3	—
Gross profit adjusted for Certain Items (Non-GAAP)	14,608	13,952	656	4.7
Impact of currency fluctuations (1)	(62)		(62)	(0.4)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$14,546	$13,952	$594	4.3%

Gross margin (GAAP)	18.53%	18.28%		25 bps
Impact of inventory valuation adjustment (2)	—	—		0 bps
Gross margin adjusted for Certain Items (Non-GAAP)	18.53	18.28		25 bps
Impact of currency fluctuations (1)	(0.02)			-2 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.51%	18.28%		23 bps

Operating expenses (GAAP)	$11,406	$10,916	$490	4.5%
Impact of restructuring and transformational project costs (3)	(120)	(63)	(57)	(90.5)
Impact of acquisition-related costs (4)	(159)	(116)	(43)	(37.1)
Impact of bad debt reserve adjustments (5)	—	5	(5)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	11,127	10,742	385	3.6
Impact of currency fluctuations (1)	(61)		(61)	(0.6)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$11,066	$10,742	$324	3.0%

Operating expense as a percentage of sales (GAAP)	14.47%	14.30%		17 bps
Impact of certain item adjustments	(0.36)	(0.23)		-13 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.11%	14.07%		4 bps

Operating income (GAAP)	$3,202	$3,039	$163	5.4%
Impact of inventory valuation adjustment (2)	—	(3)	3	NM
Impact of restructuring and transformational project costs (3)	120	63	57	90.5
Impact of acquisition-related costs (4)	159	116	43	37.1
Impact of bad debt reserve adjustments (5)	—	(5)	5	NM
Operating income adjusted for Certain Items (Non-GAAP)	3,481	3,210	271	8.4
Impact of currency fluctuations (1)	(1)		(1)	—
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,480	$3,210	$270	8.4%

Operating margin (GAAP)	4.06%	3.98%		8 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.42%	4.21%		21 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.43%	4.21%		22 bps

Other expense (GAAP)	$30	$227	$(197)	(86.8)%
Impact of other non-routine gains and losses (6)	—	(194)	194	NM
Other expense adjusted for Certain Items (Non-GAAP)	$30	$33	$(3)	(9.1)%

	2024	2023	Change in Dollars	%/bps Change
	(In millions, except for share and per share data)

Net earnings (GAAP)	$1,955	$1,770	$185	10.5%
Impact of inventory valuation adjustment (2)	—	(3)	3	NM
Impact of restructuring and transformational project costs (3)	120	63	57	90.5
Impact of acquisition-related costs (4)	159	116	43	37.1
Impact of bad debt reserve adjustments (5)	—	(5)	5	NM
Impact of other non-routine gains and losses (6)	—	194	(194)	NM
Tax impact of inventory valuation adjustment (7)	—	1	(1)	NM
Tax impact of restructuring and transformational project costs (7)	(29)	(15)	(14)	(93.3)
Tax impact of acquisition-related costs (7)	(38)	(29)	(9)	(31.0)
Tax impact of bad debt reserves adjustments (7)	—	1	(1)	NM
Tax impact of other non-routine gains and losses (7)	—	(49)	49	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$2,167	$2,044	$123	6.0%

Diluted earnings per share (GAAP)	$3.89	$3.47	$0.42	12.1%
Impact of inventory valuation adjustment (2)	—	(0.01)	0.01	NM
Impact of restructuring and transformational project costs (3)	0.24	0.12	0.12	100.0
Impact of acquisition-related costs (4)	0.32	0.23	0.09	39.1
Impact of bad debt reserve adjustments (5)	—	(0.01)	0.01	NM
Impact of other non-routine gains and losses (6)	—	0.38	(0.38)	NM
Tax impact of restructuring and transformational project costs (7)	(0.06)	(0.03)	(0.03)	(100.0)
Tax impact of acquisition-related costs (7)	(0.08)	(0.06)	(0.02)	(33.3)
Tax impact of other non-routine gains and losses (7)	—	(0.10)	0.10	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (8)	$4.31	$4.01	$0.30	7.5%

Diluted shares outstanding	503,096,086	509,719,756

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory.
(3)	Fiscal 2024 includes $56 million related to restructuring and severance charges and $64 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy. Fiscal 2023 includes $20 million related to restructuring and severance charges and $43 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(4)
Fiscal 2024 includes $128 million of intangible amortization expense and $31 million in acquisition and due diligence costs. Fiscal 2023 includes $105 million of intangible amortization expense and $10 million in acquisition and due diligence costs.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented (dollars in millions):

	2024	2023	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Sales (GAAP)	$55,339	$53,683	$1,656	3.1%
Gross profit (GAAP)	10,708	10,359	349	3.4%
Gross margin (GAAP)	19.35%	19.30%		5 bps

Operating expenses (GAAP)	$7,035	$6,772	$263	3.9%
Impact of restructuring and transformational project costs (1)	(10)	(1)	(9)	NM
Impact of acquisition-related costs (2)	(61)	(46)	(15)	(32.6)
Impact of bad debt reserve adjustments (3)	—	5	(5)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$6,964	$6,730	$234	3.5%

Operating income (GAAP)	$3,673	$3,587	$86	2.4%
Impact of restructuring and transformational project costs (1)	10	1	9	NM
Impact of acquisition-related costs (2)	61	46	15	32.6
Impact of bad debt reserve adjustments (3)	—	(5)	5	NM
Operating income adjusted for Certain Items (Non-GAAP)	$3,744	$3,629	$115	3.2%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$14,561	$13,560	$1,001	7.4%
Impact of currency fluctuations (4)	(256)		(256)	(1.9)
Comparable sales using a constant currency basis (Non-GAAP)	$14,305	$13,560	$745	5.5%

Gross profit (GAAP)	$2,947	$2,641	$306	11.6%
Impact of currency fluctuations (4)	(63)		(63)	(2.4)
Comparable gross profit using a constant currency basis (Non-GAAP)	$2,884	$2,641	$243	9.2%

Gross margin (GAAP)	20.24%	19.48%		76 bps
Impact of currency fluctuations (4)	(0.08)			-8 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.16%	19.48%		68 bps

Operating expenses (GAAP)	$2,572	$2,327	$245	10.5%
Impact of restructuring and transformational project costs (5)	(45)	(19)	(26)	NM
Impact of acquisition-related costs (6)	(72)	(65)	(7)	(10.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,455	2,243	212	9.5
Impact of currency fluctuations (4)	(59)		(59)	(2.7)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,396	$2,243	$153	6.8%

Operating income (GAAP)	$375	$314	$61	19.4%
Impact of restructuring and transformational project costs (5)	45	19	26	NM
Impact of acquisition-related costs (6)	72	65	7	10.8
Operating income adjusted for Certain Items (Non-GAAP)	492	398	94	23.6
Impact of currency fluctuations (4)	(4)		(4)	(1.0)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$488	$398	$90	22.6%

SYGMA
Sales (GAAP)	$7,768	$7,843	$(75)	(1.0)%

	2024	2023	Change in Dollars	%/bps Change
Gross profit (GAAP)	617	631	(14)	(2.2)%
Gross margin (GAAP)	7.94%	8.05%		-11 bps

Operating expenses (GAAP)	$545	$575	$(30)	(5.2)%
Operating income (GAAP)	72	56	16	28.6%

OTHER
Sales (GAAP)	$1,176	$1,239	$(63)	(5.1)%
Gross profit (GAAP)	307	326	(19)	(5.8)%
Gross margin (GAAP)	26.11%	26.31%		-20 bps

Operating expenses (GAAP)	$267	$269	$(2)	(0.7)%
Impact of restructuring and transformational project costs (7)	(10)	—	(10)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$257	$269	$(12)	(4.5)%

Operating income (GAAP)	$40	$57	$(17)	(29.8)%
Impact of restructuring and transformational project costs (7)	10	—	10	NM
Operating income adjusted for Certain Items (Non-GAAP)	$50	$57	$(7)	(12.3)%

GLOBAL SUPPORT CENTER
Gross loss (GAAP)	$28	$(2)	$30	NM
Impact of inventory valuation adjustment (8)	—	(3)	3	NM
Gross loss adjusted for Certain Items (Non-GAAP)	$28	$(5)	$33	NM

Operating expenses (GAAP)	$986	$973	$13	1.3%
Impact of restructuring and transformational project costs (9)	(55)	(43)	(12)	(27.9)%
Impact of acquisition-related costs (10)	(26)	(5)	(21)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$905	$925	$(20)	(2.2)%

Operating loss (GAAP)	$(958)	$(975)	$17	1.7%
Impact of inventory valuation adjustment (8)	—	(3)	3	NM
Impact of restructuring and transformational project costs (9)	55	43	12	27.9%
Impact of acquisition-related costs (10)	26	5	21	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(877)	$(930)	$53	5.7%

(1)	Primarily represents severance and transformation costs.
(2)	Primarily represents intangible amortization expense and acquisition costs.
(3)	Fiscal 2023 represents the reduction of bad debt charges previously taken on pre-pandemic trade receivable balances in fiscal 2020.
(4)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(5)	Includes restructuring and transformation costs primarily in Europe.
(6)	Represents intangible amortization expense.
(7)	Primarily represents restructuring costs.
(8)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory.
(9)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(10)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA should not be used as a substitute for the most comparable GAAP measure in assessing Sysco’s overall financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See “Key Performance Indicators” for further discussion regarding this non-GAAP financial measure. Set forth below is a reconciliation of actual net earnings (loss) to EBITDA and to adjusted EBITDA results for the periods presented (dollars in millions):

	2024	2023	Change in Dollars	% Change
Net earnings (GAAP)	$1,955	$1,770	$185	10.5%
Interest (GAAP)	607	527	80	15.2
Income taxes (GAAP)	610	515	95	18.4
Depreciation and amortization (GAAP)	873	776	97	12.5
EBITDA (Non-GAAP)	$4,045	$3,588	$457	12.7%
Certain Item adjustments:
Impact of inventory valuation adjustment (1)	$—	$(3)	$3	NM
Impact of restructuring and transformational project costs (2)	116	61	55	90.2
Impact of acquisition-related costs (3)	31	10	21	NM
Impact of bad debt reserve adjustments (4)	—	(4)	4	NM
Impact of other non-routine gains and losses (5)	—	194	(194)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (6)	$4,192	$3,846	$346	9.0%
Other expense (income), net, as adjusted (Non-GAAP) (7)	30	33	(3)	(9.1)
Depreciation and amortization, as adjusted (Non-GAAP) (8)	(741)	(669)	(72)	(10.8)
Operating income adjusted for Certain Items (Non-GAAP)	$3,481	$3,210	$271	8.4%

(1)	Fiscal 2023 represents an adjustment to a product return allowance related to COVID-related personal protection equipment inventory.
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

(6)	In arriving at adjusted EBITDA, Sysco does not exclude interest income of $38 million and $24 million or non-cash stock compensation expense of $104 million and $95 million for fiscal 2024 and fiscal 2023, respectively.
(7)
Fiscal 2024 represents $30 million in GAAP other expense (income), net. Fiscal 2023 represents $227 million in GAAP other expense (income), net less $315 million due to the certain items impact of a pension settlement charge that resulted from the purchase of a nonparticipating single premium group annuity contract that transferred defined benefit plan obligations to an insurer and $122 million in income from a litigation financing agreement.

(8)
Fiscal 2024 includes $873 million in GAAP depreciation and amortization expense, less $132 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2023 includes $776 million in GAAP depreciation and amortization expense, less $107 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from fiscal 2024 to fiscal 2023:
•Cash flows from operations were $3.0 billion in fiscal 2024, compared to $2.9 billion in fiscal 2023;
•Net capital expenditures totaled $753 million in fiscal 2024, compared to $751 million in fiscal 2023;
•Free cash flow was $2.2 billion in fiscal 2024, compared to $2.1 billion in fiscal 2023 (see “Cash Flows – Free Cash Flow – Non-GAAP Reconciliation” below for an explanation of this non-GAAP financial measure);
•Cash used for acquisition of businesses was $1.2 billion in fiscal 2024, compared to $37 million in fiscal 2023;

•Dividends paid were $1.0 billion in fiscal 2024, compared to $996 million in fiscal 2023;
•Cash paid for treasury stock repurchases was $1.2 billion in fiscal 2024, compared to $500 million in fiscal 2023;
•We issued senior notes totaling $1.0 billion in fiscal 2024. We repaid senior notes in the amount of $549 million in fiscal 2023; and
•The commercial paper amount outstanding as of the end of fiscal 2024 was $200 million. There were no commercial paper amounts outstanding as of the end of fiscal 2023.

As of June 29, 2024, there were no borrowings outstanding under our long-term revolving credit facility and the company had approximately $3.5 billion in cash and available liquidity. As of August 16, 2024, the company had approximately $2.5 billion in cash and available liquidity.

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

As of June 29, 2024, we had $696 million in cash and cash equivalents, approximately 91% of which was held by our international subsidiaries and generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries. When interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive) must maintain a sufficient level of liquidity to fund future reserve payments. As of June 29, 2024, the Captive held $126 million of fixed income marketable securities and $249 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $33 million in marketable securities in fiscal 2024 and received $29 million in proceeds from the sale of marketable securities in the period.

Cash Requirements

Our cash requirements within the next twelve months include accounts payable and accrued liabilities, current maturities of long-term debt, other current liabilities, purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through a combination of cash from operations and access to capital from financial markets.

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

•Purchase and Other Obligations – Purchase obligations include agreements for purchases of product in the normal course of business for which all significant terms have been confirmed, including minimum quantities resulting from our category management process. Such amounts are based on estimates. Purchase obligations also include amounts committed with various third-party service providers to provide information technology services and warehouse management services for periods up to fiscal 2036. See discussion under Note 20, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

•Other Liabilities – These include other long-term liabilities reflected in our consolidated balance sheets as of June 29, 2024, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities which have some inherent uncertainty in the timing of these payments.

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

Cash Flows

Operating Activities

We generated $3.0 billion in cash flows from operations in fiscal 2024, compared to cash flows from operations of $2.9 billion in fiscal 2023. In fiscal 2024, these amounts included year-over-year favorable comparisons on working capital of $21 million due to a favorable comparison on accounts receivable of $161 million, partially offset by an unfavorable comparison on accounts payable and inventory of $92 million and $48 million, respectively. Accrued expenses also had an unfavorable comparison of $34 million, primarily related to accrued payroll and earnout liabilities. Income taxes negatively impacted cash flows from operations by $36 million, as estimated payments made were higher than in fiscal 2023.

Tax relief provided by the IRS related to the effects of severe storms in Texas that began on April 26, 2024 resulted in the deferral of approximately $85 million of fiscal 2024 fourth quarter U.S. federal estimated tax payments to the second quarter of fiscal 2025.

Investing Activities

Fiscal 2024 and Fiscal 2023 capital expenditures included:

•buildings and building improvements;
•fleet replacements;
•investments in technology; and
•warehouse equipment.

The following table sets forth the company’s total plant and equipment additions:

	2024	2023
	(In millions)
Net cash capital expenditures	$753	$751
Plant and equipment acquired through financing programs	402	197
Assets obtained in exchange for finance lease obligations	115	114
Total net plant and equipment additions	$1,270	$1,062

Our capital expenditures in fiscal 2024 were $39 million higher than in fiscal 2023, as we made investments to advance our Recipe for Growth strategy. Consistent with fiscal 2024, we expect our capital expenditures in fiscal 2025 to be approximately 1.0% of sales.

During fiscal 2024, we paid $1.2 billion, net of cash acquired, for acquisitions. During fiscal 2023, we paid $37 million, net of cash acquired, for acquisitions.

Free Cash Flow

Our free cash flow for fiscal 2024 increased by $119 million, to $2.2 billion, as compared to fiscal 2023, principally as a result of an increase in cash flows from operations, partially offset by a year-over-year increase in capital expenditures.

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

	2024	2023	Change in Dollars	% Change
	(In millions)
Net cash provided by operating activities (GAAP)	$2,989	$2,868	$121	4.2%
Additions to plant and equipment	(832)	(793)	(39)	(4.9)
Proceeds from sales of plant and equipment	79	42	37	88.1
Free Cash Flow (Non-GAAP)	$2,236	$2,117	$119	5.6%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $120 million and $79 million in fiscal 2024 and fiscal 2023, respectively. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have traditionally engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock which will remain available until fully utilized. We repurchased 16,128,932 shares for $1.2 billion during fiscal 2024. As of June 29, 2024, we had a remaining authorization of approximately $2.8 billion. We expect to complete approximately $1 billion in share repurchases in fiscal 2025. As of August 16, 2024, we have repurchased 862,718 additional shares for approximately $63 million under this authorization.

We have made dividend payments to our shareholders in each fiscal year since our company’s inception. Dividends paid in fiscal 2024 were $1.0 billion, or $2.00 per share, as compared to $996 million, or $1.96 per share, in fiscal 2023. In April 2024, we declared our regular quarterly dividend for the fourth quarter of fiscal 2024 of $0.51 per share, a $0.01 per share increase from the prior quarter, which was paid in July 2024.

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

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 16, 2024, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. Our outstanding borrowings at June 29, 2024, and repayment activity since the end of fiscal 2024 are disclosed within those notes. Updated amounts at August 16, 2024, include:

•No outstanding borrowings from the long-term revolving credit facility supporting our commercial paper programs;
•$1.0 billion outstanding borrowings under our U.S. commercial paper program; and
•$132 million outstanding borrowings under our commercial paper program in Europe.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 5.49% for fiscal 2024 and 4.10% for fiscal 2023.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. As of August 16, 2024, Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa1 and a ratings outlook of “stable.” Standard & Poor’s has assigned us an unsecured debt credit rating of BBB and a ratings outlook of “stable.” Fitch Ratings Inc. has assigned us an unsecured debt credit rating of BBB and a ratings outlook of “stable.” A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of August 16, 2024, the company had approximately $2.5 billion in cash and available liquidity.

Our long-term revolving credit facility includes aggregate commitments of the lenders thereunder of $3.0 billion with an option to increase such commitments to $4.0 billion. The facility includes a covenant, among others, requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The revolving credit facility expires on April 29, 2027. As of June 29, 2024, Sysco was in compliance with all of its debt covenants and the company expects to remain in compliance through the next twelve months.

Sysco’s U.S. commercial paper dealer agreement includes an issuance allowance for an aggregate amount not to exceed $3.0 billion. Our commercial paper dealer agreement in Europe includes an issuance allowance for an aggregate amount not to exceed €250 million. Any outstanding commercial paper balances are classified within long-term debt, as the programs are supported by the long-term revolving credit facility.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. A list of the current guarantors is included in Exhibit 22 to this Form 10-K. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries, as discussed in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. As of June 29, 2024, Sysco had a total of $10.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Jun. 29, 2024
(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$428
Current assets	5,417
Total current assets	$5,845
Notes receivable from non-obligor subsidiaries	$78
Other noncurrent assets	4,714
Total noncurrent assets	$4,792

LIABILITIES
Payables due to non-obligor subsidiaries	$215
Other current liabilities	2,396
Total current liabilities	$2,611
Notes payable to non-obligor subsidiaries	$250
Long-term debt	11,276
Other noncurrent liabilities	1,334
Total noncurrent liabilities	$12,860

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	2024
(In millions)
Sales	$48,648
Gross profit	8,796
Operating income	2,596
Interest expense from non-obligor subsidiaries	64
Net earnings	1,616

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses in the accompanying financial statements. Significant accounting policies employed by Sysco are presented in the notes to the financial statements.

Critical accounting estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting estimates and this related disclosure. Our most critical accounting estimates pertain to the goodwill and intangible assets, income taxes and company-sponsored pension plans.

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

When using a quantitative test, we arrive at our estimates of fair value using a combination of discounted cash flow and earnings or revenue multiple models. The results from each of these models are then weighted and combined into a single estimate of fair value for each reporting unit. We use a higher weighting for our discounted cash flow valuation compared to the earnings multiple models because the forecasted operating results that serve as a basis for the analysis incorporate management’s outlook and anticipated changes for the businesses consistent with a market participant. The primary assumptions used in these various models include future cash flow estimates of the reporting units which are dependent on internal forecasts and projected growth rates, weighted average cost of capital, working capital and capital expenditure requirements, along with earnings multiples of acquisitions completed by Sysco and those estimated of comparable acquisitions in the industry, including control premiums. When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units.

Certain reporting units have a greater proportion of goodwill recorded to estimated fair value as compared to the U.S. Foodservice Operations, Canada Broadline or SYGMA reporting units. This is primarily due to these businesses having been more recently acquired, and as a result there has been less history of organic growth than in the U.S. Foodservice Operations, Canadian Broadline and SYGMA reporting units. As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn. Goodwill totals $3.1 billion for our U.S. Foodservice Operations, Canada Broadline and SYGMA reporting units, with $2.1 billion remaining for our other reporting units. In our annual fiscal 2024 assessment, we concluded that all reporting units had a fair value that exceeded book value, and no reporting units were at risk of impairment.

We estimated the fair value of these reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. Our fair value conclusions as of June 29, 2024 for the reporting units are sensitive to changes in the assumptions used in the income approach which include forecasted revenues, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. We used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on actual results, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The fair value estimates of two of our more significant reporting units, with total goodwill of $1.4 billion, are more sensitive to changes in significant assumptions, including changes in projected cash flows or weighted average cost of capital.

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

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment in estimating the exposures associated with our various filing positions. We believe that the judgments and estimates discussed herein are reasonable; however, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established, or pay amounts in excess of recorded liabilities, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution. During the third quarter of fiscal 2023, Sysco received a Statutory Notice of Deficiency from the Internal Revenue Service, mainly related to foreign tax credits generated in fiscal 2018 from repatriated earnings primarily from our Canadian operations. On April 18, 2023, during the company’s fourth fiscal quarter, the company filed suit in the U.S. Tax Court challenging the validity of certain tax regulations related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act of 2017 (TCJA). The lawsuit seeks to have the court invalidate these regulations, which would affirm the company’s position regarding its foreign tax credits. Sysco previously recorded a benefit of $131 million attributable to its interpretation of the TCJA and the Internal Revenue Code. If the company is ultimately unsuccessful in defending its position, it may be required to reverse all, or some portion, of the benefit previously recorded.

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

The expected long-term rate of return on plan assets was 5.50% for fiscal 2024. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns reflecting a combination of historical performance analysis, the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets, and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the U.S. Retirement Plan is 5.63% for fiscal 2025. A 25 basis point increase (decrease) in the assumed rate of return in the Plan for fiscal 2025 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2025 by approximately $6 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the Statement of Financial Position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 29, 2024 was a charge, net of tax, of $917 million. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 1, 2023 was a charge, net of tax, of $840 million.

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

•our expectations of an improving market over the course of fiscal 2025;
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
•our expectations regarding our fiscal 2025 sales and our rate of sales growth in fiscal 2025 and the three years of our long-range plan;
•our expectations regarding the impact of inflation on sales, gross margin rates and gross profit dollars;
•our expectations regarding gross margins in fiscal 2025;
•our plans regarding cost savings, including our target for cost savings through fiscal 2025 and the impact of costs savings on the company;
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
•our expectations regarding our effective tax rate in fiscal 2025;
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
•the impact and effects of public health crises, pandemics and epidemics, and the adverse impact thereof on our business, financial condition and results of operations;
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
You should carefully consider these risks, as well as the additional risks described in other documents we file with the Securities and Exchange Commission. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report on Form 10-K and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.

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

At June 29, 2024, there were $200 million in commercial paper issuances outstanding under our U.S. commercial paper program. Total debt as of June 29, 2024 was $12.0 billion, of which approximately 98% was at fixed rates of interest.

At July 1, 2023, there were no commercial paper issuances outstanding under our U.S. commercial paper program. Total debt as of July 1, 2023 was $10.4 billion, of which approximately 100% was at fixed rates of interest.

Details of our outstanding swap agreements as of June 29, 2024 are below:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in millions)
January 17, 2034	$500	6.00%	USD-SOFR Compound USD-SOFR-OIS Compound	Every six months on the last day of each calculation period	Other assets	$6
					Other current liabilities	(1)
Effective November 2024, we will receive or pay amounts on these interest rate swap agreements on a semi-annual basis.

The following tables present our interest rate position as of June 29, 2024. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 29, 2024
	Principal Amount by Expected Maturity
	Average Interest Rate
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(Dollars in millions)
U.S. Dollar Denominated:
Fixed Rate Debt (1)	$—	$750	$1,043	$750	$655	$7,384	$10,582	$9,950
Average Interest Rate	—%	3.75%	3.46%	3.25%	5.93%	4.87%	4.60%
Canadian Dollar Denominated:
Fixed Rate Debt	$365	$—	$—	$—	$—	$—	$365	$362
Average Interest Rate	3.65%	—%	—%	—%	—%	—%	3.65%

(1)	Includes fixed rate debt that will convert to floating rate debt in fiscal year 2025.

	Interest Rate Position as of June 29, 2024
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(Dollars in millions)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$—	$—	$—	$—	$—	$500	$500	$6
Average Variable Rate Paid:
Rate A Plus	—%	—%	—%	—%	—%	1.88%	1.88%
Fixed Rate Received	—%	—%	—%	—%	—%	6.00%	6.00%
Rate A – six-month USD-SOFR Compound and USD-SOFR-OIS Compound

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our largest currency exposures are with Canadian dollars, British pound sterling and Euro currencies. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The exchange rates used to translate our foreign sales into U.S. dollars positively affected sales by 0.3% in fiscal 2024 when compared to fiscal 2023. The exchange rate used to translate our foreign sales into U.S. dollars negatively affected sales by 1.3% in fiscal 2023 when compared to fiscal 2022. The impact on our operating income, net earnings and earnings per share was not material in fiscal 2024 or fiscal 2023. A 10% unfavorable change in the fiscal 2024 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively affected fiscal 2024 sales by 1.6% and would not have materially affected our operating income, net earnings and earnings per share.

Our investments and loans to foreign operations create additional foreign currency exposure and from time to time, we enter into agreements to hedge foreign currency exchange rate risks and mitigate impact to our consolidated results of operations. In fiscal 2024, we entered into a cross-currency swap to hedge a portion of our net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates were recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). Additionally, we periodically enter into agreements to hedge foreign currency risk associated with changes in spot rates on foreign denominated debt instruments, which are designated as fair value hedges. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of the excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded as a component of Accumulated other comprehensive income and recognized into earnings over the life of the hedged instrument.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases, and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver products to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during fiscal 2024, 0.6% of sales in fiscal 2023, and 0.5% of sales in fiscal 2022.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of June 29, 2024, we had diesel fuel swaps with a total notional amount of approximately 61 million gallons through March 2026. These swaps are expected to lock in the price of approximately 80% of our bulk fuel purchases for fiscal 2025, or 70% of our total projected fuel purchase needs for fiscal 2025. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $6 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our U.S. Retirement Plan holds various investments, including public and private equity, fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored retirement plans at the plans’ fiscal year end (December 31, 2023) would not have a material impact on our anticipated future contributions for fiscal 2025; however, such an unfavorable change would increase our pension expense for fiscal 2025 by $23 million and would reduce our shareholders’ equity on our balance sheet as of June 29, 2024 by $250 million.

Item 8.  Financial Statements and Supplementary Data

SYSCO CORPORATION AND SUBSIDIARIES

All schedules are omitted because they are not applicable, or the information is set forth in the consolidated financial statements or notes thereto.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of June 29, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of June 29, 2024, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of June 29, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Sysco Corporation and its Consolidated Subsidiaries’ internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sysco Corporation and its Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 29, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated August 27, 2024, expressed an unqualified opinion thereon.

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
August 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sysco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysco Corporation and its Consolidated Subsidiaries (the Company) as of June 29, 2024 and July 1, 2023, the related consolidated results of operations, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 29, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 2024 and July 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 27, 2024 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At June 29, 2024, the Company’s goodwill was $5.2 billion. As discussed in Note 1 of the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually unless there are indications of impairment at other points throughout the fiscal year.

Auditing management’s impairment tests for goodwill is complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates of two reporting units were more sensitive to changes in significant assumptions including changes in projected cash flows or weighted average cost of capital. These assumptions are sensitive to and affected by expected future market or economic conditions and company-specific qualitative factors.

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

Houston, Texas
August 27, 2024

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Jun. 29, 2024	Jul. 1, 2023
ASSETS
Current assets
Cash and cash equivalents	$696	$745
Accounts receivable, less allowances of $54 and $46	5,324	5,092
Inventories	4,678	4,481
Prepaid expenses and other current assets	323	284
Income tax receivable	22	6
Total current assets	11,043	10,608
Plant and equipment at cost, less accumulated depreciation	5,497	4,915
Other long-term assets
Goodwill	5,153	4,646
Intangibles, less amortization	1,188	860
Deferred income taxes	445	420
Operating lease right-of-use assets, net	923	732
Other assets	668	640
Total other long-term assets	8,377	7,298
Total assets	$24,917	$22,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,290	$6,025
Accrued expenses	2,226	2,251
Accrued income taxes	131	102
Current operating lease liabilities	125	99
Current maturities of long-term debt	469	63
Total current liabilities	9,241	8,540
Long-term liabilities
Long-term debt	11,513	10,348
Deferred income taxes	345	303
Long-term operating lease liabilities	838	656
Other long-term liabilities	1,089	932
Total long-term liabilities	13,785	12,239
Noncontrolling interest	31	33
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765	765
Paid-in capital	1,908	1,815
Retained earnings	12,260	11,311
Accumulated other comprehensive loss	(1,339)	(1,253)
Treasury stock at cost, 273,416,685 and 260,062,834 shares	(11,734)	(10,629)
Total shareholders’ equity	1,860	2,009
Total liabilities and shareholders’ equity	$24,917	$22,821

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In millions, except for share and per share data)

	Year Ended
	Jun. 29, 2024	Jul. 1, 2023	Jul. 2, 2022
	(In millions except for share and per share data)
Sales	$78,844	$76,325	$68,636
Cost of sales	64,236	62,370	56,316
Gross profit	14,608	13,955	12,320
Operating expenses	11,406	10,916	9,974
Operating income	3,202	3,039	2,346
Interest expense	607	527	624
Other expense (income), net (1)	30	227	(25)
Earnings before income taxes	2,565	2,285	1,747
Income taxes	610	515	388
Net earnings	$1,955	$1,770	$1,359

Net earnings:
Basic earnings per share	$3.90	$3.49	$2.66
Diluted earnings per share	3.89	3.47	2.64

Average shares outstanding	501,238,422	507,362,913	510,630,645
Diluted shares outstanding	503,096,086	509,719,756	514,005,827

(1)
Sysco’s second quarter of fiscal 2023 included a charge of $315 million in other expense related to pension settlement charges. See Note 14, “Company-Sponsored Employee Benefit Plans.” Sysco’s fourth quarter of fiscal 2023 included $122 million in other income related to a legacy litigation financing agreement. See Note 20, “Commitments and Contingencies.”

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	Jun. 29, 2024	Jul. 1, 2023	Jul. 2, 2022
	(In millions)
Net earnings	$1,955	$1,770	$1,359
Other comprehensive income (loss):
Foreign currency translation adjustment	(33)	127	(461)
Items presented net of tax:
Amortization of cash flow hedges	7	9	9
Change in net investment hedges	(3)	(21)	54
Change in cash flow hedges	16	(56)	24
Changes in excluded components of fair value hedge	2	—	—
Amortization of actuarial loss	20	24	59
Pension settlement charge	—	237	—
Net actuarial (loss) gain arising in current year	(97)	(89)	(9)
Change in marketable securities	2	(2)	(9)
Total other comprehensive income (loss)	(86)	229	(333)
Comprehensive income	$1,869	$1,999	$1,026

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except for share data)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
	(In millions except for share data)
Balance as of July 3, 2021	765,174,900	$765	$1,620	$10,152	$(1,149)	253,342,595	$(9,835)	$1,553
Net earnings				1,359				1,359
Other comprehensive loss					(333)			(333)
Dividends declared ($1.90 per common share)				(971)				(971)
Treasury stock purchases						6,698,991	(500)	(500)
Share-based compensation awards			146			(3,510,043)	128	274
Balance as of July 2, 2022	765,174,900	$765	$1,766	$10,540	$(1,482)	256,531,543	$(10,207)	$1,382
Net earnings				1,770				1,770
Other comprehensive income					229			229
Dividends declared ($1.97 per common share)				(999)				(999)
Treasury stock purchases						6,231,071	(500)	(500)
Increase in ownership interest in subsidiaries			(2)					(2)
Share-based compensation awards			51			(2,699,780)	78	129
Balance as of July 1, 2023	765,174,900	$765	$1,815	$11,311	$(1,253)	260,062,834	$(10,629)	$2,009
Net earnings				1,955				1,955
Other comprehensive loss					(86)			(86)
Dividends declared ($2.01 per common share)				(1,006)				(1,006)
Treasury stock purchases			(25)			16,452,041	(1,216)	(1,241)
Share-based compensation awards			118			(3,098,190)	111	229
Balance as of June 29, 2024	765,174,900	$765	$1,908	$12,260	$(1,339)	273,416,685	$(11,734)	$1,860

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended
	Jun. 29, 2024	Jul. 1, 2023	Jul. 2, 2022
Cash flows from operating activities:
Net earnings	$1,955	$1,770	$1,359
Adjustments to reconcile net earnings to cash provided by operating activities:
Pension settlement charge	—	315	—
Share-based compensation expense	104	96	122
Depreciation and amortization	873	776	773
Operating lease asset amortization	124	113	108
Amortization of debt issuance and other debt-related costs	19	20	22
Deferred income taxes	27	(16)	(64)
Provision for losses (gains) on receivables	57	36	(15)
Loss on extinguishment of debt	—	—	116
Other non-cash items	(12)	(7)	(13)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(110)	(271)	(971)
Increase in inventories	(70)	(22)	(709)
(Increase) decrease in prepaid expenses and other current assets	(2)	2	5
Increase in accounts payable	104	196	810
(Decrease) increase in accrued expenses	(12)	22	423
Decrease in operating lease liabilities	(144)	(134)	(126)
Increase (decrease) in accrued income taxes	13	92	(10)
Decrease (increase) in other assets	38	6	(1)
Increase (decrease) in other long-term liabilities	25	(126)	(38)
Net cash provided by operating activities	2,989	2,868	1,791
Cash flows from investing activities:
Additions to plant and equipment	(832)	(793)	(633)
Proceeds from sales of plant and equipment	79	42	24
Acquisition of businesses, net of cash acquired	(1,210)	(37)	(1,281)
Purchase of marketable securities	(33)	(16)	(19)
Proceeds from sales of marketable securities	29	12	17
Other investing activities	5	7	14
Net cash used for investing activities	(1,962)	(785)	(1,878)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	200	—	—
Other debt borrowings including senior notes	1,362	249	1,248
Other debt repayments including senior notes	(447)	(830)	(494)
Redemption premiums and repayments for senior notes	—	—	(1,396)
Cash received from termination of interest rate swap agreements	—	—	23
Proceeds from stock option exercises	120	79	128
Stock repurchases	(1,232)	(500)	(500)
Dividends paid	(1,008)	(996)	(959)
Other financing activities	(33)	(58)	(37)
Net cash used for financing activities	(1,038)	(2,056)	(1,987)
Effect of exchange rates on cash, cash equivalents and restricted cash	(10)	8	(32)
Net (decrease) increase in cash, cash equivalents and restricted cash	(21)	35	(2,106)
Cash, cash equivalents and restricted cash at beginning of period	966	931	3,037
Cash, cash equivalents and restricted cash at end of period	$945	$966	$931
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$557	$511	$498
Income taxes, net of refunds	564	444	450
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or the “company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.  SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for approximately 730,000 customers from 340 distribution facilities located throughout North America and Europe.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended June 29, 2024 for fiscal 2024, a 52-week year ended July 1, 2023 for fiscal 2023, and a 52-week year ended July 2, 2022 for fiscal 2022. The company will have a 52-week year ending June 28, 2025 for fiscal 2025.

The accompanying financial statements include the accounts of Sysco and its consolidated subsidiaries. All significant intercompany transactions and account balances have been eliminated.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from the estimates used.

Cash and Cash Equivalents

Cash includes cash equivalents such as cash deposits, time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less, which are recorded at fair value.

Accounts Receivable, Less Allowances

Accounts receivable consist primarily of trade receivables from customers and receivables from suppliers for marketing or incentive programs. Sysco determines the past due status of trade receivables based on contractual terms with each customer and evaluates the collectability of accounts receivable to determine an appropriate allowance for credit losses on trade receivables. To calculate an allowance for credit losses, we estimate uncollectible amounts based on historical loss experience, including those experienced during times of local and regional disasters, current conditions and collection rates, and expectations regarding future losses. Allowances are recorded for all other receivables based on an analysis of historical trends of write-offs and recoveries.

We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $5.5 billion and $4.2 billion for the fiscal years ended June 29, 2024 and July 1, 2023, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $173 million and $86 million at June 29, 2024 and July 1, 2023, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.

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

We capitalize certain computer software and costs incurred in developing and enhancing software for internal use. When these assets become ready for their intended use, these costs are included in computer hardware and software and amortized on a straight-line basis over their estimated useful lives. Capitalized costs related to the acquisition and development of internal use software were $171 million in fiscal 2024, $70 million in fiscal 2023 and $87 million in fiscal 2022.

Long-Lived Assets

For assets held for use, Sysco groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If the evaluation indicates that the carrying value of the asset group may not be recoverable, the potential impairment is measured using fair value. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related asset groups are estimated over the asset group’s useful life on an undiscounted basis.

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

For fiscal 2024, we utilized a qualitative assessment for certain reporting units. For the remaining reporting units, Sysco performed a quantitative test using a combination of the income and market approaches. The evaluation of fair value requires a discounted cash flow analysis using projections, estimates and assumptions as to the future performance of the operations in addition to assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

In the annual fiscal 2024 assessment, all reporting units were concluded to have a fair value that exceeded book value.

Derivative Financial Instruments

All derivatives are recognized as assets or liabilities within the consolidated balance sheets at fair value at their gross values. Gains or losses on derivative financial instruments designated as fair value hedges are recognized immediately in the consolidated results of operations, along with the offsetting gain or loss related to the underlying hedged item.

Gains or losses on derivative financial instruments designated as cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) from inception of the hedges and are reclassified to the consolidated results of operations in conjunction with the recognition of the underlying hedged item.

For net investment hedges, the remeasurement gain or loss is recorded in accumulated other comprehensive income and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.

Investments in Corporate-Owned Life Insurance

Investments in Corporate-Owned Life Insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. Sysco has the ability and intent to hold certain of its COLI policies to maturity; therefore, the company does not record deferred tax balances related to cash surrender value gains or losses for these policies. We invest in COLI policies relating to our executive deferred compensation plan and Supplemental Executive Retirement Plan (SERP). The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $166 million and $160 million at June 29, 2024 and July 1, 2023, respectively.

Treasury Stock

We record treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of AOCI.

Revenue Recognition

Sysco, in accordance with Accounting Standards Codification (ASC) Topic 606, recognizes revenues when the performance obligation is satisfied. This is the point at which control of the promised goods or services are transferred to our customers. Revenues are recorded in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods or services. For the majority of our customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment.

Sales tax collected from customers is not included in revenue, but rather recorded as a liability due to the respective taxing authorities. Shipping and handling costs include costs associated with the selection of products and delivery to customers and are included within operating expenses.

Product Sales Revenues

Sysco generates revenue primarily from the distribution and sale of food and related products to its customers. Substantially all revenue is recognized at the point in time in which the product is delivered to the customer. We grant certain customers sales incentives, such as rebates or discounts, which are accounted for as variable consideration. The variable consideration is based on amounts known at the time the performance obligation is satisfied and, therefore, requires minimal judgment. The disclosure of disaggregated revenues is presented in Note 3, “Revenue.”

Contract Balances

After completion of Sysco’s performance obligations, we have an unconditional right to consideration as outlined in its contracts with customers. We extend credit terms to some of our customers based on our assessment of each customer’s creditworthiness. Customer receivables included in accounts receivable, less allowances in the consolidated balance sheet, were $5.0 billion and $4.7 billion as of June 29, 2024 and July 1, 2023, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of June 29, 2024, Sysco’s contract assets were not significant. We have no significant commissions paid that are directly attributable to obtaining a particular contract.

Vendor Consideration

Sysco recognizes consideration received from vendors in the form of invoice deductions or cash, and are recorded as a reduction to cost of sales when the related product has been sold by us. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, we will recognize the vendor consideration as a reduction of cost of sales when the product is sold.

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $4.3 billion, $4.0 billion and $3.9 billion in fiscal 2024, 2023 and 2022, respectively.

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

Share-Based Compensation

We recognize share-based compensation expense based on the fair value of the awards that are granted. The fair value of performance share unit awards is determined based on the target number of shares of common stock and the company’s stock price on the date of grant and subsequently adjusted based on actual and forecasted performance compared to planned targets. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of subjective assumptions, including the expected stock price volatility. The fair value of restricted stock and restricted stock unit awards are based on the company’s stock price on the date of grant. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award.

During the vesting period, we reduce share-based compensation expense for estimated forfeitures based on an analysis of historical trends reviewed annually. Sysco’s estimate of forfeitures is applied at the grant level. The estimate of forfeitures is adjusted to the amount of actual forfeitures at the end of each vesting period.

Income Taxes

We recognize deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The additional United States (U.S.) federal tax burden as a result of the global intangible low taxed income regime is accounted for as a periodic cost.

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

Basis of Presentation

The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income, changes in consolidated shareholders’ equity and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows in conformity with GAAP for all periods presented have been made.

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

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the consolidated balance sheets:

	Jun. 29, 2024	Jul. 1, 2023	Jul. 2, 2022
	(In millions)
Cash and cash equivalents	$696	$745	$867
Restricted cash (1)	249	221	64
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$945	$966	$931

(1)	Restricted cash primarily represents cash and cash equivalents of the Captive which is restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.
The following table sets forth the company’s non-cash investing and financing activities:

	Jun. 29, 2024	Jul. 1, 2023	Jul. 2, 2022
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$402	$197	$—
Assets obtained in exchange for finance lease obligations	115	114	192

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

The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022 (our first quarter of fiscal 2024), except for the roll forward requirement, which is effective annually for fiscal years beginning after December 15, 2023 (our fiscal year 2025). The guidance requires retrospective application to all periods in which a balance sheet is presented, except for the roll forward requirement, which will be applied prospectively.

Sysco completed its assessment of the disclosures required under ASU 2022-04 and adopted the standard, with the exception of the roll forward requirement, in the first quarter of fiscal 2024 on a retrospective basis. We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations from the company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to participating financial institutions. Obligations of the company that have been confirmed as valid require payment by Sysco upon the due date of the obligation.

Our outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Jun. 29, 2024	Jul. 1, 2023	Jul. 2, 2022
	(In millions)
Financed payment obligations	$102	$100	$90

Recent Accounting Guidance Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 (our fiscal 2025), and interim periods for our fiscal years beginning after December 15, 2024 (our first quarter of fiscal 2026), and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-07 on our disclosures.

Income Taxes

In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (our fiscal 2026), on a prospective basis. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-09 on our disclosures.

3. REVENUE

Disaggregation of Sales

The following tables present our sales disaggregated by reportable segment and sales mix for our principal product categories for the periods presented:

	Year Ended Jun. 29, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$10,677	$3,294	$931	$—	$14,902
Fresh and frozen meats	10,243	2,019	2,033	—	14,295
Frozen fruits, vegetables, bakery and other	8,083	2,718	1,260	—	12,061
Dairy products	5,856	1,610	565	—	8,031
Poultry	5,502	1,115	1,069	—	7,686
Fresh produce	5,451	1,092	282	—	6,825
Paper and disposables	4,035	537	756	58	5,386
Seafood	2,196	442	183	—	2,821
Beverage products	1,436	685	583	88	2,792
Equipment and smallwares (1)	826	197	25	497	1,545
Other (2)	1,034	852	81	533	2,500
Total Sales	$55,339	$14,561	$7,768	$1,176	$78,844

(1)
Due to the acquisition of Edward Don & Company (Edward Don), a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category. See Note 4, “Acquisitions,” for details on this acquisition.

(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	Year Ended Jul. 1, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$10,441	$2,949	$960	$2	$14,352
Fresh and frozen meats	9,773	1,857	1,860	—	13,490
Frozen fruits, vegetables, bakery and other	7,662	2,396	1,307	—	11,365
Dairy products	6,022	1,537	650	—	8,209
Poultry	5,501	1,154	1,097	—	7,752
Fresh produce	5,367	1,042	272	—	6,681
Paper and disposables	3,999	551	833	59	5,442
Seafood	2,380	465	178	—	3,023
Beverage products	1,308	585	573	92	2,558
Equipment and smallwares (1)	304	203	24	526	1,057
Other (2)	926	821	89	560	2,396
Total Sales	$53,683	$13,560	$7,843	$1,239	$76,325

(1)
Due to the acquisition of Edward Don, a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category. See Note 4, “Acquisitions,” for details on this acquisition.

(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	Year Ended Jul. 2, 2022
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$9,641	$1,662	$1,967	$—	$13,270
Canned and dry products	8,811	2,407	734	11	11,963
Frozen fruits, vegetables, bakery and other	6,356	2,139	1,155	—	9,650
Poultry	5,719	995	977	—	7,691
Dairy products	4,920	1,257	583	—	6,760
Fresh produce	4,539	912	261	—	5,712
Paper and disposables	3,731	493	778	84	5,086
Seafood	2,599	459	156	—	3,214
Beverage products	1,073	474	529	83	2,159
Equipment and smallwares (1)	291	268	22	431	1,012
Other (2)	841	721	84	473	2,119
Total Sales	$48,521	$11,787	$7,246	$1,082	$68,636

(1)
Due to the acquisition of Edward Don, a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category. See Note 4, “Acquisitions,” for details on this acquisition.

(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

4.  ACQUISITIONS

During fiscal 2024, we paid cash of $1.2 billion for several acquisitions.

Edward Don & Company

On November 27, 2023, Sysco consummated its acquisition of Edward Don (or the acquiree) through a merger between Edward Don and a wholly owned subsidiary of Sysco Corporation, in which Sysco acquired 100% of the members’ equity of the acquiree for cash consideration of $965 million. Edward Don is a leading distributor of foodservice equipment, supplies and disposables and has a robust supply chain that is expected to enable cost effective distribution of restaurant equipment and supplies across the Sysco network. The acquisition allows Sysco to add strategic capabilities and diversified offerings to complement its existing business and create a specialty equipment and supplies platform that will provide better selection and service to customers.

The assets, liabilities and operating results of Edward Don are reflected in our consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the company’s preliminary estimated fair value of the assets acquired and liabilities assumed, including intangibles, and the excess was assigned to goodwill. Goodwill of $362 million is attributed to the U.S. Foodservice Operations reportable segment and represents synergies and disposable, supply and foodservice equipment capabilities and offerings expected to benefit Sysco’s existing business.

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
•Interest rate swap agreements are valued using a swap valuation model that utilizes an income approach using observable market inputs including Secured Overnight Financing Rate (SOFR) yield curves.
•Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments.
•Cross-currency swaps are valued based on an income approach using observable market inputs including foreign currency rates and interest rates in both countries subject to the swap.
•Fuel swap contracts are valued based on observable market transactions of forward commodity prices.

The fair value of our marketable securities is measured using inputs that are considered a Level 2 measurement, as they rely on quoted prices in markets that are not actively traded or observable inputs over the full term of the asset. The location and the fair value of our marketable securities in the consolidated balance sheet are disclosed in Note 6, “Marketable Securities.” The fair value of our derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 10, “Derivative Financial Instruments.”

The following tables present our assets measured at fair value on a recurring basis as of June 29, 2024 and July 1, 2023:

	Assets and Liabilities Measured at Fair Value as of Jun. 29, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents
Cash and cash equivalents	$269	$—	$—	$269
Other assets (1)	249	—	—	249
Total assets at fair value	$518	$—	$—	$518

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets and Liabilities Measured at Fair Value as of Jul. 1, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents
Cash and cash equivalents	$309	$10	$—	$319
Other assets (1)	221	—	—	221
Total assets at fair value	$530	$10	$—	$540

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a Level 2 measurement. The fair value of total debt was approximately $11.4 billion and $9.8 billion as of June 29, 2024 and July 1, 2023, respectively. The carrying value of total debt was $12.0 billion and $10.4 billion as of June 29, 2024 and July 1, 2023, respectively.

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

Sysco estimates lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position by assessing credit indicators, including credit ratings, for the applicable securities. If the assessment indicates that an expected credit loss exists, the company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the consolidated results of operations. Unrealized gains and losses on marketable securities are recorded in accumulated other comprehensive loss. The following table presents our available-for-sale marketable securities as of June 29, 2024 and July 1, 2023:

	Jun. 29, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$98	$—	$(4)	$94	$24	$70
Government bonds	34	—	(2)	32	—	32
Total marketable securities	$132	$—	$(6)	$126	$24	$102

	Jul. 1, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$99	$—	$(7)	$92	$12	$80
Government bonds	30	—	(2)	28	—	28
Total marketable securities	$129	$—	$(9)	$120	$12	$108

As of June 29, 2024, the balance of available-for-sale securities by contractual maturity is shown in the following table on a fiscal year basis. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Jun. 29, 2024
(In millions)
Due in one year or less	$24
Due after one year through five years	70
Due after five years	32
Total	$126

There were no significant realized gains or losses in marketable securities during fiscal 2024, 2023, and 2022.

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

A summary of the activity in the allowance for credit losses on trade receivables appears below:

	2024	2023	2022
	(In millions)
Balance at beginning of period	$46	$71	$118
Adjustments to costs and expenses	57	36	(15)
Customer accounts written off, net of recoveries	(57)	(62)	(24)
Other adjustments	8	1	(8)
Balance at end of period	$54	$46	$71

8.  PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jun. 29, 2024	Jul. 1, 2023	Estimated Useful Lives
	(In millions)
Plant and equipment at cost:
Land	$490	$493
Buildings and improvements	5,976	5,769	10-30 years
Fleet and equipment	4,788	4,215	3-10 years
Computer hardware and software	1,769	1,587	3-5 years
Total plant and equipment at cost	13,023	12,064
Accumulated depreciation	(7,526)	(7,149)
Total plant and equipment, net	$5,497	$4,915

Depreciation expense, including amortization of capital leases, was $728 million in 2024, $650 million in 2023 and $641 million in 2022.

9.  GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment for the years presented are as follows:

	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Carrying amount as of July 2, 2022	$2,211	$2,110	$33	$188	$4,542
Goodwill acquired during year	39	—	—	—	39
Currency translation/other	(3)	68	—	—	65
Carrying amount as of July 1, 2023	$2,247	$2,178	$33	$188	$4,646
Goodwill acquired during year	510	7	—	—	517
Currency translation/other	(1)	(9)	—	—	(10)
Carrying amount as of June 29, 2024	$2,756	$2,176	$33	$188	$5,153

Amortizable intangible assets acquired during fiscal 2024 were $294 million, with a weighted-average amortization period of 14.3 years. Amortizable intangible assets acquired during fiscal 2024 by category were customer relationships, trademarks, non-compete arrangements, and other intangibles of $273 million, $8 million, $3 million, and $10 million respectively, with a weighted-average amortization period of 14.7 years, 14.8 years, 3 years, and 6 years respectively.

Fully amortized intangible assets have been removed in the period fully amortized in the table below which presents the company’s amortizable intangible assets in total by category as follows:

	Jun. 29, 2024			Jul. 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Customer relationships	$1,502	$(754)	$748	$1,284	$(685)	$599
Non-compete agreements	28	(20)	8	26	(15)	11
Trademarks	151	(32)	119	147	(26)	121
Other	10	(1)	9	—	—	—
Total amortizable intangible assets	$1,691	$(807)	$884	$1,457	$(726)	$731

The table below presents our indefinite-lived intangible assets by category as follows:

	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Trademarks	$303	$127
Licenses	1	1
Total indefinite-lived intangible assets	$304	$128

Amortization expense for 2024, 2023 and 2022 was $142 million, $126 million and $133 million, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 29, 2024 is shown below:

Amount
(In millions)
2025	$139
2026	96
2027	88
2028	84
2029	83

10.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, the company does not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

We manage our debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates.

Hedging of foreign currency risk

Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the Euro, U.S. dollar, Polish zloty and Danish krone. These inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. We enter into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Sysco has cross-currency swaps designated as fair value hedges for the purpose of hedging foreign currency risk associated with changes in spot rates on foreign denominated intercompany loans. We have elected to exclude the changes in fair value of the forward points from the assessments of hedge effectiveness. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of the excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded as a component of accumulated other comprehensive income (loss) and recognized into earnings over the life of the hedged instrument. Except for the excluded components, changes in the fair value of the hedge are offset against changes in the fair value of the hedged assets or liabilities through earnings.

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

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of June 29, 2024 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500

Hedging of foreign currency risk
Various (July 2024 to August 2024)	Swedish Krona	153
Various (July 2024 to October 2024)	British Pound Sterling	15
May 2025	Mexican Peso	439
April 2025	Canadian Dollar	180
January 2029	Euro	470

Hedging of fuel risk
Various (July 2024 to March 2026)	Gallons	61

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of June 29, 2024 and July 1, 2023 are as follows:

		Derivative Fair Value
	Balance Sheet location	Jun. 29, 2024	Jul. 1, 2023
		(In millions)
Fair Value Hedges:
Interest rate swaps	Other assets	$6	$—
Interest rate swaps	Other current liabilities	1	—
Cross currency swaps	Other current assets	2	1
Cross currency swaps	Other current liabilities	3	—

Cash Flow Hedges:
Fuel swaps	Other current assets	$1	$—
Foreign currency forwards	Other current assets	—	1
Fuel swaps	Other current liabilities	2	18
Fuel swaps	Other assets	1	—
Fuel swaps	Other long-term liabilities	—	6

Net Investment Hedges:
Cross currency swaps	Other current assets	$4	$—
Cross currency swaps	Other long-term liabilities	10	—

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$637	$753
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(24)	$(10)
Derivatives designated as hedging instruments	6	(4)
Cross currency swap:
Hedged items	$2	$1
Derivatives designated as hedging instruments	(2)	(1)

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Interest expense	$(18)	$(7)
Increase in fair value of debt	(6)	(2)
Foreign currency gain	2	—
Hedged items	$(22)	$(9)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the fiscal years ended June 29, 2024 and July 1, 2023, presented on a pretax basis, are as follows:

	2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$23	Operating expense	$(1)
Foreign currency contracts	—	Cost of sales / Other income	—
Total	$23		$(1)

Derivatives in net investment hedging relationships:
Cross currency contracts	$(5)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$2	Other expense (income)	$—

	2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(71)	Operating expense	$29
Foreign currency contracts	—	Cost of sales / Other income	—
Total	$(71)		$29

Derivatives in net investment hedging relationships:
Foreign denominated debt	$(28)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$—	Other expense (income)	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2024 are as follows:

	Jun. 29, 2024
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(498)	$(6)

11.  SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. We also maintain a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2024	2023	2022
	(In millions)
Balance at beginning of period	$485	$397	$359
Charged to costs and expenses	726	707	552
Payments	(667)	(619)	(514)
Balance at end of period	$544	$485	$397

The long-term portion of the self-insured liability balance was $364 million and $315 million as of June 29, 2024, and July 1, 2023, respectively.

12.  DEBT AND OTHER FINANCING ARRANGEMENTS

	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
U.S. Commercial paper, interest at 5.45%, maturing in fiscal 2025	$200	$—
Senior notes, interest at 3.65%, maturing in fiscal 2025 (1)	365	377
Senior notes, interest at 3.75%, maturing in fiscal 2026 (1)(2)	749	749
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)(2)	998	997
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)(3)	43	43
Senior notes, interest at 3.25%, maturing in fiscal 2028 (1)(2)	747	746
Debentures, interest at 6.50%, maturing in fiscal 2029 (2)	155	155
Senior notes, interest at 5.75%, maturing in fiscal 2029 (1)(2)	496	—
Senior notes, interest at 2.40%, maturing in fiscal 2030 (1)(2)	497	497
Senior notes, interest at 5.95%, maturing in fiscal 2030 (1)(2)	994	993
Senior notes, interest at 2.45%, maturing in fiscal 2032 (1)(2)	446	446
Senior notes, interest at 6.00%, maturing in fiscal 2034 (1)(2)	498	—
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)(2)	383	383
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)(2)	200	200
Senior notes, interest at 6.60%, maturing in fiscal 2040 (1)(2)	350	350
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)(2)	497	496
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)(2)	495	495
Senior notes, interest at 4.45%, maturing in fiscal 2048 (1)(2)	493	493
Senior notes, interest at 3.30%, maturing in fiscal 2050 (1)(2)	495	495
Senior notes, interest at 6.60%, maturing in fiscal 2050 (1)(2)	1,177	1,177
Senior notes, interest at 3.15%, maturing in fiscal 2052 (1)(2)	788	787
Plant and equipment financing programs, finance leases, notes payable, and other debt, interest averaging 5.13% and maturing at various dates to fiscal 2052 as of June 29, 2024, and 4.49% and maturing at various dates to fiscal 2052 as of July 1, 2023	916	532
Total debt	11,982	10,411
Less current maturities of long-term debt	(469)	(63)
Net long-term debt	$11,513	$10,348

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

As of June 29, 2024, the principal and interest payments required to be made during the next five fiscal years on Sysco’s senior notes and debentures are shown below:

	Principal	Interest (1)
	(In millions)
2025	$365	$512
2026	750	473
2027	1,043	442
2028	750	410
2029	655	398

(1)
Includes payments on floating rate debt based on rates as of June 29, 2024, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates. Fixed rate debt is inclusive of certain debt in which we pay a fixed interest rate on as of June 29, 2024, which will convert to floating rate debt at a later date.

The total carrying value of our debt was $12.0 billion as of June 29, 2024 and $10.4 billion as of July 1, 2023. The increase in the carrying value of our debt from the prior year was due to new issuances of senior notes, new commercial paper issuances and new leases in support of plant and equipment.

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. The facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The facility expires on April 29, 2027. As of June 29, 2024, there were no borrowings outstanding under this facility.

Sysco has a U.S commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of June 29, 2024, there were $200 million in commercial paper issuances outstanding under this program. On October 17, 2023, we entered into a new commercial paper dealer agreement in Europe for a commercial paper program with borrowings not to exceed €250 million. As of June 29, 2024, there were no commercial paper issuances outstanding under this program.

On November 17, 2023, Sysco issued senior notes (the Notes) totaling $1.0 billion to facilitate our acquisition of Edward Don and our share repurchases. Details of the Notes are as follows:

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

As of June 29, 2024 and July 1, 2023, letters of credit outstanding were $271 million and $268 million, respectively.

13.  LEASES

Sysco leases certain of its distribution and warehouse facilities, office facilities, fleet vehicles, and office and warehouse equipment. We determine if an arrangement is a lease at inception and recognize a finance or operating lease liability and right-of-use (ROU) asset in the consolidated balance sheets if a lease exists. Lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. If the borrowing rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

The lease term is defined as the noncancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the company will exercise one of these options. Leases with an initial term of twelve months or less are not recorded in Sysco’s consolidated balance sheets, and we recognize expense for these leases on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or a rate, such as insurance and property taxes, are excluded from the measurement of the lease liability and are recognized as variable lease cost when the obligation for that payment is incurred. For leases in which the lease and non-lease components have been combined, the variable lease expense includes expenses such as common area maintenance, utilities, and repairs and maintenance. Sysco’s leases do not contain significant residual value guarantees and do not impose significant restrictions or covenants.

The following table presents the location of the finance lease ROU assets and lease liabilities in our consolidated balance sheets at June 29, 2024 and July 1, 2023:

	Consolidated Balance Sheet Location	Jun. 29, 2024	Jul. 1, 2023
		(In millions)
Finance lease right-of-use assets	Plant and equipment at cost, less accumulated depreciation	$339	$285
Current finance lease liabilities	Current maturities of long-term debt	54	38
Long-term finance lease liabilities	Long-term debt	307	260

The following table presents lease costs for each of the presented periods ended June 29, 2024 and July 1, 2023:

	Consolidated Results of Operations Location	Jun. 29, 2024	Jul. 1, 2023
		(In millions)
Operating lease cost	Operating expenses	$154	$139
Financing lease cost:
Amortization of right-of-use assets	Operating expenses	60	50
Interest on lease obligations	Interest expense	14	11
Variable lease cost	Operating expenses	111	73
Short-term lease cost	Operating expenses	68	55
Net lease cost		$407	$328

Future minimum lease obligations under existing noncancelable operating and finance lease agreements by fiscal year as of June 29, 2024 are as follows:

	Operating Leases	Finance Leases
	(In millions)
2025	$161	$69
2026	146	59
2027	141	53
2028	111	39
2029	92	30
Thereafter	551	224
Total undiscounted lease obligations	1,202	474
Less imputed interest	(239)	(113)
Present value of lease obligations	$963	$361

We have entered into operating lease agreements that have not yet commenced as of June 29, 2024 with legally binding minimum lease payments of $374 million. The leases are expected to commence during fiscal 2025.

Other information related to lease agreements was as follows:

	Jun. 29, 2024	Jul. 1, 2023
Cash Paid For Amounts Included In Measurement of Liabilities:	(Dollars in millions)
Operating cash flows for operating leases	$144	$134
Operating cash flows for financing leases	14	11
Financing cash flows for financing leases	51	44

Supplemental Non-cash Information on Lease Liabilities:
Assets obtained in exchange for operating lease obligations	$287	$105
Assets obtained in exchange for finance lease obligations	115	114
Operating lease asset adjustments, including renewals and remeasurements	24	13
Operating lease liability adjustments, including renewals and remeasurements	24	17

Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	10.63 years	10.36 years
Financing leases	12.50 years	14.94 years
Weighted-average discount rate:
Operating leases	4.19%	3.31%
Financing leases	4.50%	4.06%

14.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

Sysco has company-sponsored defined benefit and defined contribution retirement plans for its employees. Also, the company provides certain health care benefits to eligible retirees and their dependents.

Defined Contribution Plans

Sysco operates a defined contribution 401(k) Plan as a Safe Harbor Plan, which is a plan that treats all employees’ benefits equally within the plan, under Sections 401(k) and 401(m) of the Internal Revenue Code with respect to non-union employees and those union employees whose unions adopted the Safe Harbor Plan provisions. We will make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, we will make matching contributions of 50% of a participant’s pretax contribution on the first 6% of the participant’s compensation contributed by the participant. Certain employees are also eligible for a transition contribution, and we may also make discretionary contributions. For union employees who are members of unions that did not adopt the Safe Harbor Plan provisions, the plan provides that under certain circumstances we may make matching contributions of up to 50% of the first 6% of a participant’s compensation.

Sysco also has a non-qualified, unfunded Management Savings Plan (MSP) available to key management personnel who are participants in the Management Incentive Plan (MIP). Participants may defer up to 50% of their annual salary and up to 90% of their annual bonus. We will make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, we will make matching contributions of 50% of a participant’s pretax contribution on the first 6% of the participant’s eligible compensation that is deferred. Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions. All company contributions to the MSP are limited by the amounts contributed by the company to the participant’s 401(k) account. The company had deferred compensation obligations of $103 million as of June 29, 2024 and $106 million as of July 1, 2023 under the unfunded MSP and our executive deferred compensation plan, which is frozen to all participants of the plan. More than half of the June 29, 2024 obligations are due to be paid beyond fiscal 2026.

Sysco’s expense related to its defined contribution plans was $200 million in fiscal 2024, $176 million in fiscal 2023, and $146 million in fiscal 2022.

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

We also provide certain health care benefits to eligible retirees and their dependents. These health care benefits represent Sysco’s unfunded other post-retirement medical plans. The plan had benefit obligations of $9 million as of June 29, 2024 and $7 million as of July 1, 2023.

On October 25, 2022, the U.S. Retirement Plan executed an agreement with Massachusetts Mutual Life Insurance Company (the Insurer). Under this agreement, the Plan purchased a nonparticipating single premium group annuity contract using Plan assets that transferred to the Insurer $695 million of the Plan’s defined benefit pension obligations related to certain pension benefits. The contract covers approximately 10,000 Sysco participants and beneficiaries (the Transferred Participants) in the U.S. Retirement Plan. Under the group annuity contract, the Insurer made an unconditional and irrevocable commitment to pay the pension benefits of each Transferred Participant that were due on or after January 1, 2023. The transaction resulted in no changes to the amount of benefits payable to the Transferred Participants.

As a result of the transaction, Sysco recognized a one-time, non-cash pre-tax pension settlement charge of $315 million in the second quarter of fiscal 2023 primarily related to the accelerated recognition of actuarial losses included within accumulated other comprehensive loss in the statement of changes in consolidated shareholders’ equity. The transaction also required the company to remeasure the benefit obligations and plan assets of the U.S. Retirement Plan. The remeasurement reflected the use of an updated discount rate and an expected rate of return on plan assets as of October 31, 2022, applying the practical expedient to remeasure plan assets and obligations as of the nearest calendar month-end date.

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

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represent the funded status of a given plan. The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “U.S. Pension Benefits” in the tables below includes both the U.S. Retirement Plan and the SERP. As Sysco’s fiscal 2024 year end is June 29, 2024, the company utilized a practical expedient permitting us to measure our defined benefit plan assets and obligations as of the month end closest to the fiscal year end and has used June 30, 2024 as the measurement date of the plan assets and obligations disclosed herein.

	U.S. Pension Benefits (1)		International Pension Benefits
	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,979	$3,921	$286	$289
Service cost	8	8	2	2
Interest cost	164	170	14	10
Amendments	—	2	—	—
Curtailments	—	—	(1)	(1)
Actuarial (gain) loss, net	(135)	(300)	8	(11)
Benefit payments	(119)	(127)	(13)	(13)
Settlements	—	(695)	(1)	10
Benefit obligation at end of year	2,897	2,979	295	286
Change in plan assets:
Fair value of plan assets at beginning of year	2,641	3,633	185	242
Actual return on plan assets	(65)	(199)	(35)	(73)
Employer contribution	13	29	22	21
Benefit payments	(87)	(127)	(13)	(13)
Settlements	—	(695)	(1)	8
Fair value of plan assets at end of year	2,502	2,641	158	185
Funded status at end of year	$(395)	$(338)	$(137)	$(101)

(1)	The U.S. Retirement Plan had an underfunded status of $55 million and a funded status of $10 million as of June 29, 2024 and July 1, 2023, respectively.

As of June 29, 2024 and July 1, 2023, the SERP had benefit obligations of $340 million and $348 million, respectively. In order to meet a portion of its obligations under the SERP, Sysco has a rabbi trust that invests in Corporate-Owned Life Insurance policies on the lives of participants and interests in corporate-owned real estate assets. These assets are not included as plan assets or in the funded status amounts in the tables above and below. The life insurance policies on the lives of the participants had carrying values of $91 million as of both June 29, 2024 and July 1, 2023. Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	U.S. Pension Benefits		International Pension Benefits
	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Noncurrent assets (Other assets)	$—	$10	$—	$—
Current accrued benefit liability (Accrued expenses)	(32)	(32)	(2)	(2)
Noncurrent accrued benefit liability (Other long-term liabilities)	(363)	(316)	(135)	(99)
Net amount recognized	$(395)	$(338)	$(137)	$(101)

Accumulated other comprehensive loss as of June 29, 2024 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In millions)
Prior service cost	$2	$1	$3
Actuarial losses	1,160	111	1,271
Total	$1,162	$112	$1,274

Accumulated other comprehensive loss as of July 1, 2023 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In millions)
Prior service cost	$3	$1	$4
Actuarial losses	1,115	57	1,172
Total	$1,118	$58	$1,176

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	U.S. Pension Benefits (1)		International Pension Benefits
	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Accumulated benefit obligation/aggregate benefit obligation	$2,888	$348	$291	$280
Fair value of plan assets at end of year	2,502	—	158	185

(1)	Information under U.S. Pension Benefits as of June 29, 2024 includes both the U.S. Retirement Plan and the SERP. Information under U.S. Pension Benefits as of July 1, 2023 includes the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	2024		2023		2022
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In millions)
Service cost	$8	$2	$8	$2	$13	$3
Interest cost	164	14	171	10	153	8
Expected return on plan assets	(143)	(12)	(148)	(11)	(206)	(10)
Amortization of prior service cost	1	—	—	—	—	—
Amortization of actuarial loss	28	1	33	—	35	—
Curtailment gain	—	(1)	—	(1)	—	(1)
Settlement loss recognized	—	—	315	—	—	—
Net pension costs (benefits)	$58	$4	$379	$—	$(5)	$—

The components of net company-sponsored pension costs other than the service cost component are reported in Other expense (income), net within the consolidated results of operations.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	2024		2023		2022
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In millions)
Amortization of prior service cost	$1	$—	$—	$—	$—	$—
Amortization of actuarial loss	28	1	348	—	35	—
Prior service cost arising in current year	—	—	(3)	—	—	—
Effect of exchange rates on amounts in AOCI	—	(1)	—	(4)	—	(1)
Actuarial gain (loss) arising in current year	(73)	(54)	(46)	(72)	(13)	36
Net pension income (cost)	$(44)	$(54)	$299	$(76)	$22	$35

Amounts included in accumulated other comprehensive loss (income) as of June 29, 2024 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2025 are:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In millions)
Amortization of actuarial losses	$30	$4	$34

Employer Contributions

We made cash contributions to our company-sponsored pension plans of $68 million and $50 million in fiscal years 2024 and 2023, respectively. There were $13 million of voluntary contributions made to the U.S. Retirement Plan in fiscal 2024, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2024. There are no required contributions to the U.S. Retirement Plan to meet ERISA minimum funding requirements in fiscal 2025. The company’s contributions to the SERP plan are made in the amounts needed to fund current year benefit payments. The estimated aggregate fiscal 2025 contribution to fund benefit payments for the SERP plan is $32 million. The estimated fiscal 2025 contributions to fund benefit payments for the international retirement plans are $20 million.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	U.S. Pension Benefits	International Pension Benefits
	(In millions)
2025	$140	$13
2026	153	13
2027	164	14
2028	174	15
2029	183	15
Subsequent five years	1,015	77

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Jun. 29, 2024	Jul. 1, 2023
Discount rate — U.S. Retirement Plan	5.86%	5.62%
Discount rate — SERP	5.89	5.65
Discount rate — U.K. Retirement Plan	5.20	5.20
Rate of compensation increase — U.S. Retirement Plan	3.00	3.00

As benefit accruals under the SERP and U.K. Retirement Plan are frozen, future pay is not projected in the determination of the benefit obligation as of June 29, 2024 or July 1, 2023.

Weighted-average assumptions used to determine net company-sponsored pension costs for each fiscal year were:

	2024	2023	2022
Discount rate — U.S. Retirement Plan (1)	5.62%	6.07%	3.12%
Discount rate — SERP	5.65	4.84	2.91
Discount rate — U.K. Retirement Plan	5.20	3.65	1.90
Expected rate of return — U.S. Retirement Plan (2)	5.50	6.00	4.50
Expected rate of return — U.K. Retirement Plan	6.65	4.65	3.30
Rate of compensation increase — U.S. Retirement Plan	3.00	3.00	2.56

(1)	The discount rate of the U.S. Retirement Plan was 4.91% for the period of July 2022 to October 2022. Due to the settlement that occurred, the rate changed to 6.07% from November 2022 to June 2023.
(2)
The expected long-term rate of return on plan assets of the U.S. Retirement Plan was 4.50% for the period of July 2022 to October 2022. Due to the settlement that occurred, the rate changed to 6.00% from November 2022 to June 2023.

For guidance in determining the discount rate for U.S. defined benefit plans, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. Sysco uses an annualized corporate bond yield curve to estimate the rate at which pension benefits could effectively be settled to estimate a discount rate for the U.K. Retirement Plan. The discount rate assumption is updated annually and revised as deemed appropriate. The discount rates to be used for the calculation of fiscal 2025 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 5.86% and 5.20%, respectively. The discount rate to be used for the calculation of fiscal 2025 net company-sponsored benefit costs for the SERP is 5.89%.

The expected long-term rate of return on plan assets assumption for the retirement plans are net return on assets assumption, representing gross return on assets less asset management expenses. Specific to the U.S. Retirement Plan, administrative expenses are also excluded from the gross return on assets. The expected return for the U.S. Retirement Plan is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The expected return for the U.K. Retirement Plan is derived from a long-term swap yield time horizon adjusted for the expected return based on the plan’s current asset allocation and historical results. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rates of return to be used in the calculation of fiscal 2025 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 5.63% and 6.60%, respectively.

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

The U.S. Retirement Plan’s target and actual investment allocation as of June 29, 2024 is as follows:

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

The day-to-day management of the assets of the U.K. Retirement Plan has been delegated by the plan trustee to a fiduciary manager who decides the composition of the asset portfolio in line with the objectives of the plan’s trustee and within specific investment guidelines agreed upon with the trustee. The primary objective for the U.K. Retirement Plan is to provide sufficient assets to pay benefits as they fall due. The current objective for the U.K. Retirement Plan is to achieve a return on plan assets of 2% in excess of the return on the liability benchmark over a rolling five-year period. The liability benchmark is the portfolio of gilts, which are bonds issued by the British government, that best matches the liability profile of the U.K. Retirement Plan. The investment objective includes a risk statement that targets a level of investment tracking error versus the liability benchmark to be below 10% per year. The actual tracking error targeted may fluctuate over time as the composition of the portfolio changes and the levels of risk in markets change. The U.K. Retirement Plan’s Trustee and its Fiduciary Manager seek to achieve the Plan’s investment objectives by investing in a suitably diversified mix of assets.

The U.K. Retirement Plan’s target investment allocation and actual investment allocation for fiscal 2024 is as follows:

	U.K. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Growth portfolio	50%	51%
Matching portfolio	50	49
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

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of June 29, 2024:

	Assets Measured at Fair Value as of Jun. 29, 2024
	Level 1	Level 2	Level 3	Measured at NAV (6)	Net Payables (7)	Total
	(In millions)
Cash and cash equivalents	$—	$153	$—	$—	$(6)	$147
Growth assets:
U.S. equity (1)	17	—	—	204	—	221
International equity (1)	—	—	—	152	—	152
Hedge fund of funds (2)	—	—	—	167	—	167
Real estate funds (3)	—	—	—	88	—	88
Private equity funds (4)	—	—	—	55	—	55
Liability hedging assets:
Corporate bonds	—	1,140	—	45	—	1,185
U.S. government and agency securities	—	295	—	177	—	472
Other (5)	—	15	—	—	—	15
Total investments at fair value	$17	$1,603	$—	$888	$(6)	$2,502

(1)
Includes direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of June 29, 2024. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.

(2)	There were no unfunded commitments as of June 29, 2024, and there were no redemption restrictions as of June 29, 2024. The investment may be redeemed once per quarter.
(3)
For investments in the funds listed in this category, total unfunded commitment as of June 29, 2024 was $2 million. Less than 1% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2024 to 2026. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.

(4)
Total unfunded commitments in the funds listed in this category as of June 29, 2024 were $13 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2024 to 2031.

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

(7)	Primarily represents the net pending purchases and sales of plan assets. The net of this pending activity results in a net payable balance of $6 million as of June 29, 2024.

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of June 29, 2024:

	Assets Measured at Fair Value as of Jun. 29, 2024
	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
	(In millions)
Investment funds:
Common contractual fund (1)	$—	$—	$—	$158	$158
Total investments at fair value	$—	$—	$—	$158	$158

(1)	There were $4 million of unfunded commitments as of June 29, 2024. As of June 29, 2024 there are no monetary redemption restrictions, however timing restrictions ranged from daily to quarterly.
(2)
Includes certain investments that are measured at fair value using the NAV practical expedient that have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of July 1, 2023:

	Assets Measured at Fair Value as of Jul. 1, 2023
	Level 1	Level 2	Level 3	Measured at NAV (6)	Total
	(In millions)
Cash and cash equivalents	$13	$80	$—	$—	$93
Growth assets:
U.S. equity (1)	17	—	—	214	231
International equity (1)	—	—	—	165	165
Hedge fund of funds (2)	—	—	—	191	191
Real estate funds (3)	—	—	—	105	105
Private equity funds (4)	—	—	—	66	66
Liability hedging assets:
Corporate bonds	—	1,340	—	46	1,386
U.S. government and agency securities	—	200	—	197	397
Other (5)	—	7	—	—	7
Total investments at fair value	$30	$1,627	$—	$984	$2,641

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
(3)
For investments in the funds listed in this category, total unfunded commitment as of July 1, 2023 was $2 million. Less than 1% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2023 to 2026. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.

(4)
Total unfunded commitment as of July 1, 2023 was $15 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2023 to 2031.

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

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of July 1, 2023:

	Assets Measured at Fair Value as of Jul. 1, 2023
	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
	(In millions)
Investment funds:
Common contractual fund (1)	$—	$—	$—	$184	$184
Total investments at fair value	$—	$—	$—	$184	$184

(1)	There were $5 million of unfunded commitments as of July 1, 2023. As of July 1, 2023 there are no monetary redemption restrictions, however timing restrictions ranged from daily to quarterly.
(2)
Includes certain investments that are measured at fair value using the NAV practical expedient that have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

15.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco currently participates in several different multiemployer defined benefit pension plans in the United States (U.S.) based on obligations arising under collective bargaining agreements covering union-represented employees. Expenses related to these plans are recognized at the time we make contributions to the plans. We do not directly manage these multiemployer plans; pursuant to federal law, these plans are managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by employers contributing to the plan. Some of our current employees in the U.S. are participants in such multiemployer plans as of June 29, 2024.

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

Based upon the information available from plan administrators, management believes that all of these multiemployer plans are, to different degrees, underfunded. In addition, pension-related legislation in the U.S. requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, we expect our future contributions to these plans to increase. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. However, under current law, this excise tax is unlikely to apply since multiemployer pension plans experiencing accumulated funding deficiencies are considered “critical” or “critical and declining,” and the excise tax does not apply to pension plans in critical or critical and declining status. Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require us to make withdrawal liability payments to the plan for Sysco’s allocated share of the multiemployer plan’s unfunded vested benefit liabilities.

Plan Contributions

Our contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2024	2023	2022
	(In millions)
Individually significant plans	$47	$41	$35
All other plans	16	12	10
Total contributions	$63	$53	$45

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/23	As of 12/31/22	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	6/30/2024 to 9/28/2028 (1)

(1)
Sysco is party to 24 CBAs that require contributions to the Western Conference of Teamsters Pension Trust. Each agreement covers anywhere from less than 1% to 21% of the total contributions Sysco is required to pay the fund. 1 of the CBAs expired during fiscal year 2024 and is currently being renegotiated.

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

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2024	2023	2022	Year Ending 12/31/22	Year Ending 12/31/21
	(In millions)
Western Conference of Teamsters Pension Plan	$47	$41	$35	No	No

For the plan noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2024	2023	2022
	(In millions, except for share and per share data)
Numerator:
Net earnings	$1,955	$1,770	$1,359
Denominator:
Weighted-average basic shares outstanding	501,238,422	507,362,913	510,630,645
Dilutive effect of share-based awards	1,857,664	2,356,843	3,375,182
Weighted-average diluted shares outstanding	503,096,086	509,719,756	514,005,827
Basic earnings per share	$3.90	$3.49	$2.66
Diluted earnings per share	$3.89	$3.47	$2.64

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,611,724, 2,373,000 and 1,538,000 for fiscal 2024, 2023 and 2022, respectively.

Dividends declared were $1.0 billion, $999 million and $971 million in fiscal 2024, 2023 and 2022, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $251 million, $253 million and $249 million in fiscal 2024, 2023 and 2022, respectively.

Accelerated Share Repurchase Program

In January 2024, we entered into a Master Confirmation and Supplemental Confirmation (collectively, the ASR Agreement) with Goldman, Sachs & Co. (Goldman) relating to an accelerated share repurchase program (the ASR Program). Pursuant to the terms of the ASR Agreement, we agreed to repurchase $500 million of our common stock from Goldman under the share repurchase program authorized by our Board of Directors in May 2021.

In connection with the ASR Program, we paid $500 million to Goldman and received an initial tranche of 6,026,110 shares of Sysco’s outstanding common stock. At settlement, 323,109 incremental shares were provided to Sysco. The incremental number of shares due upon settlement was determined based on the volume-weighted average share price of Sysco’s common stock during the term of the ASR Agreement less an agreed discount. The shares received were recognized in treasury stock and reduced the number of weighted average shares outstanding in fiscal 2024. In total, 6,349,219 shares were repurchased at an average price of $78.75.

17.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $1.9 billion, $2.0 billion and $1.0 billion for fiscal 2024, 2023 and 2022, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(33)	$—	$(33)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense, net	2	—	2
Change in cash flow hedges	Operating expenses (1)	21	5	16
Change in net investment hedges	N/A	(5)	(2)	(3)
Total other comprehensive income (loss) before reclassification adjustments		18	3	15
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11	4	7
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense, net	(130)	(33)	(97)
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense, net	28	8	20
Total reclassification adjustments		28	8	20
Marketable securities:
Change in marketable securities (2)	N/A	3	1	2
Total other comprehensive loss		$(103)	$(17)	$(86)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in fiscal 2024.

		2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$127	$—	$127
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(71)	(16)	(55)
Change in net investment hedges	N/A	(28)	(7)	(21)
Total other comprehensive income (loss) before reclassification adjustments		(99)	(23)	(76)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11	3	8
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense, net	(121)	(32)	(89)
Settlements	Other expense, net	315	78	237
Total other comprehensive income before reclassification adjustments		194	46	148
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense, net	32	8	24
Total reclassification adjustments		32	8	24
Marketable securities:
Change in marketable securities (2)	N/A	(2)	—	(2)
Total other comprehensive income		$263	$34	$229

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in fiscal 2023.

		2022
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(461)	$—	$(461)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	31	7	24
Change in net investment hedges	N/A	72	18	54
Total other comprehensive income before reclassification adjustments		103	25	78
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11	2	9
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain, arising in the current year		(11)	(2)	(9)
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense, net	75	16	59
Total reclassification adjustments		75	16	59
Marketable securities:
Change in marketable securities (2)	N/A	(12)	(3)	(9)
Total other comprehensive loss		$(295)	$38	$(333)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in fiscal 2022.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities	Total
	(In millions)
Balance as of Jul. 3, 2021	$(40)	$(51)	$(1,062)	$4	$(1,149)
Other comprehensive income before reclassification adjustments	(461)	78	(9)	—	(392)
Amounts reclassified from accumulated other comprehensive loss	—	9	59	—	68
Change in marketable securities	—	—	—	(9)	(9)
Balance as of Jul. 2, 2022	(501)	36	(1,012)	(5)	(1,482)
Other comprehensive income before reclassification adjustments	127	(76)	148	—	199
Amounts reclassified from accumulated other comprehensive loss	—	8	24	—	32
Change in marketable securities	—	—	—	(2)	(2)
Balance as of Jul. 1, 2023	(374)	(32)	(840)	(7)	(1,253)
Other comprehensive income before reclassification adjustments	(33)	15	(97)	—	(115)
Amounts reclassified from accumulated other comprehensive loss	—	7	20	—	27
Change in marketable securities	—	—	—	2	2
Balance as of Jun. 29, 2024	$(407)	$(10)	$(917)	$(5)	$(1,339)

18.  SHARE-BASED COMPENSATION

We provide compensation benefits to employees under several share-based payment arrangements including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In November 2018, Sysco’s Omnibus Incentive Plan (2018 Plan) was adopted and reserved up to 51,500,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 51,500,000 authorized shares, the full 51,500,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, we have issued options, restricted stock units and performance share units under the 2018 Plan. Vesting requirements for awards under the 2018 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2018 Plan are and will be no greater than ten years. As of June 29, 2024, there were 38,124,860 remaining shares authorized and available for grant in total under the 2018 Plan, of which the full 38,124,860 shares may be issued as options or stock appreciation rights, or as a combination of up to 10,689,230 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

We have also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 29, 2024. No new options will be issued under any of the prior plans. Future grants to employees will be made through the 2018 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is ten years. Our policy is to utilize treasury stock for issuing shares upon share option exercise or share unit conversion.

Performance Share Units

During fiscal 2024 and 2023, 527,081 and 460,672 performance share units (PSUs), respectively, were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during fiscal 2024 and 2023 was $74.91 and $84.87, respectively. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on actual performance targets achieved as well as the market-based return of Sysco’s common stock relative to that of the S&P 500 index companies.

Stock Options

Our option awards are subject to graded vesting over a requisite service period with compensation cost recognized on a straight-line basis through the requisite service period over the duration of the award.

In addition, certain of our options provide that the options continue to vest as if the optionee continued as an employee or director if the optionee meets certain age and years of service thresholds upon retirement. In these cases, Sysco will recognize compensation cost for such awards over the period from the grant date to the date the employee or director first becomes eligible to retire with the options continuing to vest after retirement.

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

The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2024	2023	2022
Dividend yield	2.6%	2.4%	2.5%
Expected volatility	27.2%	32.6%	30.1%
Risk-free interest rate	4.1%	3.0%	1.0%
Expected Life	6.6 years	6.6 years	6.6 years

The following summary presents information regarding outstanding options as of June 29, 2024 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of July 1, 2023	9,750,183	$65.05
Granted	808,279	73.06
Exercised	1,586,486	55.05
Forfeited	477,689	77.65
Expired	—	—
Outstanding as of June 29, 2024	8,494,287	$66.97	5.19	$63
Expected to vest as of June 29, 2024	1,444,819	77.71	8.42	NM
Exercisable as of June 29, 2024	6,997,052	$64.68	4.50	$63

The total number of employee options granted was 808,279, 954,249 and 1,224,150 in fiscal years 2024, 2023 and 2022, respectively.

During fiscal 2024, 322,325 options were granted to 12 executive officers and 485,954 options were granted to 167 other key employees. During fiscal 2023, 384,212 options were granted to 13 executive officers and 570,037 options were granted to 167 other key employees. During fiscal 2022, 499,554 options were granted to 11 executive officers and 724,596 were granted to 145 other key employees.

The weighted average grant date fair value of options granted in fiscal 2024, 2023 and 2022 was $19.27, $24.46 and $17.39, respectively. The total intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $1 million, $1 million and $5 million, respectively.

Restricted Stock Units

During fiscal 2024, 2023 and 2022, 1,146,158, 917,560 and 758,934 restricted stock units, respectively, were granted to employees, the majority of which will vest ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2024, 2023 and 2022 was $74.52, $75.66 and $80.31, respectively. The total fair value of restricted stock units vested during fiscal 2024, 2023 and 2022 was $52 million, $44 million and $42 million, respectively. The total intrinsic value of restricted stock units vested during fiscal 2024, 2023 and 2022 was $54 million, $47 million and $53 million, respectively.

Non-Employee Director Awards

During fiscal 2024, 2023 and 2022, 29,115, 22,055 and 22,293 restricted equity awards, respectively, were granted to non-employee directors (NEDs), which will vest over a one-year period. NEDs may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2024, 2023 and 2022 was $70.67, $84.10 and $74.93, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2024, 2023 and 2022 was $2 million, $2 million and $2 million, respectively. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

NEDs may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. As a result of such elections, a total of 5,966, 6,974 and 6,002 shares with a weighted-average grant date fair value of $72.22, $78.82 and $78.35 per share were issued in fiscal 2024, 2023 and 2022, respectively, in the form of fully vested common stock or deferred units. Common stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

As of June 29, 2024, there were 117,455 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Equity Instruments Other Than Stock Options

The following summary presents information regarding outstanding non-vested awards as of June 29, 2024 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees, restricted awards granted to non-employee directors and PSUs.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of July 1, 2023	2,453,904	$82.05
Granted	1,727,704	74.58
Vested	(722,080)	73.96
Forfeited	(487,334)	77.24
Non-vested as of June 29, 2024	2,972,194	$80.46

2015 Employee Stock Purchase Plan

The Sysco ESPP permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares that may be sold pursuant to the ESPP may not exceed 79,000,000 shares, of which 1,127,023 remained available as of June 29, 2024.

During fiscal 2024, 1,092,062 shares of Sysco common stock were purchased by the participants, as compared to 1,032,545 shares purchased in fiscal 2023 and 868,439 shares purchased in fiscal 2022. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $10.83, $11.15 and $12.10 per share during fiscal 2024, 2023 and 2022, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost included in operating expenses in the consolidated results of operations was $104 million, $96 million and $122 million for fiscal 2024, 2023 and 2022, respectively. Our expense related to our PSUs decreased, as the performance metrics are trending below target for awards not yet paid. The total income tax benefit for share-based compensation arrangements was $17 million, $16 million and $19 million for fiscal 2024, 2023 and 2022, respectively.

As of June 29, 2024, there was $136 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 1.9 years.

Cash received from option exercises and ESPP participation was $120 million, $79 million and $128 million during fiscal 2024, 2023 and 2022, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4 million, $2 million and $13 million during fiscal 2024, 2023 and 2022, respectively.

19.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2024	2023	2022
	(In millions)
U.S.	$2,260	$1,941	$1,643
Foreign	305	344	104
Total	$2,565	$2,285	$1,747

The income tax provision for each fiscal year consists of the following:

	2024	2023	2022
	(In millions)
U.S. federal income taxes	$447	$388	$354
State and local income taxes	125	79	45
Foreign income taxes	38	48	(11)
Total	$610	$515	$388

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2024	2023	2022
	(In millions)
Current	$584	$531	$452
Deferred	26	(16)	(64)
Total	$610	$515	$388

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2024	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of any applicable federal income tax benefit	3.9	2.6	2.4
Foreign income taxes	(1.0)	(1.1)	(1.9)
Uncertain tax positions	0.1	0.1	0.8
Tax benefit of equity-based compensation	0.1	(0.1)	(0.1)
Other	(0.3)	0.1	—
Effective income tax rate	23.8%	22.6%	22.2%

The effective tax rate of 23.8% for fiscal 2024 was impacted by (1) state income tax expense of $99 million and (2) the mix of earnings from our foreign operations which are taxed at rates different than our domestic tax rate, as well as credits, local permanent differences and other minimum taxes, which resulted in a net increase in the effective tax rate.

The effective tax rate of 22.6% for fiscal 2023 was impacted by (1) state income tax expense of $60 million and (2) earnings from our foreign operations which are taxed at rates different than our domestic tax rate, as well as credits, local permanent differences and other minimum taxes, which resulted in a net increase in the effective tax rate.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Deferred tax assets:
Net operating tax loss carryforwards	$534	$537
Operating lease liabilities	237	171
Interest carryforwards	228	205
Pension	121	101
Receivables	52	51
Inventory	30	27
Deferred compensation	28	26
Share-based compensation	27	24
Other	67	60
Deferred tax assets before valuation allowances	1,324	1,202
Valuation allowances	(278)	(267)
Total deferred tax assets	1,046	935
Deferred tax liabilities:
Goodwill and intangible assets	374	364
Excess tax depreciation and basis differences of assets	285	238
Operating lease assets	231	172
Foreign currency remeasurement losses and currency hedge	20	16
Other	36	28
Total deferred tax liabilities	946	818
Total net deferred tax assets	$100	$117

Our deferred tax asset for net operating loss carryforwards as of June 29, 2024 and July 1, 2023 consisted of state and foreign net operating tax loss carryforwards. The state net operating loss carryforwards outstanding as of June 29, 2024 expire in fiscal years 2025 through 2044, with some losses having unlimited carryforward periods. The foreign net operating loss carryforward periods vary by jurisdiction, from 5 years to unlimited.

We assess the recoverability of our deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the company’s analysis, it was concluded that, as of June 29, 2024, a valuation allowance of $278 million should be established against the portion of the deferred tax asset attributable to capital losses, certain state interest, and foreign and U.S. state losses. We will continue to monitor facts and circumstances in the reassessment of the likelihood that net operating loss carryforwards will be realized.

Uncertain Tax Positions

Our uncertain tax position balance was $32 million in both fiscal 2024 and fiscal 2023. The gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $12 million as of June 29, 2024 and $8 million as of July 1, 2023. The expense recorded for interest and penalties related to unrecognized tax benefits was not material in any year presented. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

During fiscal 2023, Sysco received a Statutory Notice of Deficiency from the Internal Revenue Service, mainly related to foreign tax credits generated in fiscal 2018 from repatriated earnings primarily from our Canadian operations. In the fourth quarter of fiscal 2023, we filed suit in the U.S. Tax Court challenging the validity of certain tax regulations related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act of 2017 (TCJA). The lawsuit seeks to have the court invalidate these regulations, which would affirm our position regarding our foreign tax credits. We previously recorded a benefit of $131 million attributable to our interpretation of the TCJA and the Internal Revenue Code. If we are ultimately unsuccessful in defending our position, we may be required to reverse all, or some portion, of the benefit previously recorded.

If we were to recognize all unrecognized tax benefits recorded as of June 29, 2024 and July 1, 2023, approximately all of the $32 million reserve would reduce the effective tax rate for each year, respectively. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our unrecognized tax positions will increase or decrease in the next twelve months either because our positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various jurisdictions and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. We anticipate an immaterial decrease to the reserve within twelve months as a result of lapse of statutes.

We remain subject to income tax examinations for our U.S. federal income taxes for fiscal 2018 and subsequent tax years. As of June 29, 2024, Sysco’s tax returns in the majority of the state and local and material foreign jurisdictions are no longer subject to audit for the years before 2017.

Other

We intend to indefinitely reinvest income of our foreign operations except for income from a Singapore entity, and, as a result, no material accruals have been made with respect to the tax effects of unremitted earnings from these reinvested foreign earnings, including impacts of outside basis differences and withholding taxes. The Singapore income for which we are not claiming permanent reinvestment only relates to income for fiscal year 2023 and forward. The company has not recorded any withholding tax liability on the current year undistributed Singapore earnings, as the distribution of this income to the U.S. would not result in any income or withholding tax liability. As a result of the U.S. Tax Cuts and Jobs Act, unremitted earnings prior to the effective date of the act have been subject to U.S. income tax. Any residual tax effects, including foreign withholding taxes, are immaterial to the financial statements.

On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One expands a country’s authority to tax profits from companies that make sales into their country but do not have a physical location in the country. Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. For Sysco, Pillar Two will be effective in fiscal year 2025.

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

We have been pursuing claims against a variety of vendors from which the company purchased products. To mitigate the risk of incurring significant legal fees on these claims without any ultimate gain, in calendar 2019 and 2020, we entered into agreements with a third party whereby Sysco secured a minimum amount of cash proceeds from the third party in exchange for assigning to the third party the rights to a portion of the future litigation proceeds. At the time of receipt of these cash proceeds, the amounts were deferred in “Other long-term liabilities.”

In June 2023, an agreement was reached in which we assigned all remaining claims against these vendors to the third party. As a result, Sysco is no longer obligated to pursue litigation against these vendors and therefore previous deferred proceeds were recognized within “Other expense (income), net.” In total, this agreement resulted in $122 million being recognized in “Other expense (income), net” in June 2023.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing. A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2029. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of June 29, 2024 totaled approximately $10.6 billion. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2025	$7,294
2026	2,237
2027	799
2028	211
2029	15

We have contracts with various third-party service providers to receive information technology services and warehouse management services. The services have been committed for periods up to fiscal 2036 and may be extended. As of June 29, 2024, the total remaining cost of the services over that period is expected to be approximately $271 million. A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources. Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time. If Sysco were to terminate all of the services in fiscal 2025, the estimated termination fees incurred in fiscal 2025 would be approximately $98 million.

21.  BUSINESS SEGMENT INFORMATION

We have combined certain of our operations in three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, Inc., Edward Don, acquired in the second quarter of fiscal 2024, which distributes restaurant equipment and supplies, our Asian specialty distribution company and a number of other small specialty businesses that are not material to the operations of Sysco;
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

The following tables set forth certain financial information for Sysco’s business segments.

	Fiscal Year
	2024	2023	2022
Sales:	(In millions)
U.S. Foodservice Operations	$55,339	$53,683	$48,521
International Foodservice Operations	14,561	13,560	11,787
SYGMA	7,768	7,843	7,246
Other	1,176	1,239	1,082
Total	$78,844	$76,325	$68,636

	Fiscal Year
	2024	2023	2022
Operating income (loss):	(In millions)
U.S. Foodservice Operations	$3,673	$3,587	$3,181
International Foodservice Operations	375	314	100
SYGMA	72	56	(3)
Other	40	57	17
Total segments	4,160	4,014	3,295
Global Support Center	(958)	(975)	(949)
Total operating income	3,202	3,039	2,346
Interest expense	607	527	624
Other expense (income), net	30	227	(25)
Earnings before income taxes	$2,565	$2,285	$1,747

	Fiscal Year
	2024	2023	2022
Depreciation and amortization:	(In millions)
U.S. Foodservice Operations	$499	$437	$407
International Foodservice Operations	247	218	240
SYGMA	33	32	31
Other	10	8	9
Total segments	789	695	687
Global Support Center	84	81	86
Total	$873	$776	$773

	Fiscal Year
	2024	2023	2022
Capital Expenditures:	(In millions)
U.S. Foodservice Operations	$366	$389	$262
International Foodservice Operations	289	193	155
SYGMA	21	31	35
Other	35	23	5
Total segments	711	636	457
Global Support Center	121	157	176
Total	$832	$793	$633

	Fiscal Year
	2024	2023	2022
Assets:	(In millions)
U.S. Foodservice Operations	$12,505	$11,398	$9,541
International Foodservice Operations	7,545	7,433	6,596
SYGMA	923	840	835
Other	616	644	555
Total segments	21,589	20,315	17,527
Global Support Center	3,328	2,506	4,559
Total	$24,917	$22,821	$22,086

Information concerning geographic areas is as follows:

	Fiscal Year
	2024	2023	2022
Sales:	(In millions)
United States	$63,931	$62,404	$56,511
Canada	5,993	5,828	5,094
United Kingdom	3,760	3,340	2,859
France	1,712	1,591	1,413
Other	3,448	3,162	2,759
Total	$78,844	$76,325	$68,636
Plant and equipment at cost, less accumulated depreciation:
United States	$4,165	$3,721	$3,346
United Kingdom	369	298	249
Canada	364	335	337
France	308	300	304
Other	291	261	220
Total	$5,497	$4,915	$4,456
Operating lease right-of-use assets, net:
United States	$487	$338	$317
United Kingdom	194	197	193
Canada	88	28	39
France	59	65	78
Sweden	32	37	38
Other	63	67	58
Total	$923	$732	$723

The sales mix for the principal product categories by segment is disclosed in Note 3, “Revenue.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended June 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Insider Trading Arrangements and Policies

The table below shows the plans or other arrangements adopted or terminated during the quarter ended June 29, 2024 providing for the purchase and/or sale of Sysco securities by Sysco’s directors and Section 16 officers:

Name	Title	Action	Date	Trading Arrangement		Number of Securities Converted	Expiration Date (3)
				Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Eve McFadden	Senior Vice President, Legal, General Counsel and Corporate Secretary	Adopt	May 7, 2024	x		10,535 shares to be sold	May 2, 2025

(1)	Intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).
(2)	Non-Rule Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
(3)	Each Plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the Plan have been executed; or (iii) such date the Plan is otherwise terminated according to its terms.

Item 9C.  Disclosure Reporting Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2024 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Report of the Audit Committee” and “Board of Directors Matters.”

Insider Trading Arrangements and Procedures

The company has adopted the Securities Trading Policy (the Trading Policy) to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the company. The Trading Policy prohibits trading in Company securities while in possession of material non‐public information (MNPI). The Trading Policy applies to all directors, officers and employees of the company (including its subsidiaries), anyone who lives in their household and family members whose transactions in company securities are directed by (or subject to the influence or control of) any such director, officer or employee. This Trading Policy also applies to any corporation, partnership, trust or other legal entity controlled by a director, officer or employee of the company and any contractors or consultants who may have access to MNPI concerning the company.

In addition, the Trading Policy prohibits our directors, executive officers, and certain other employees (collectively, Insiders) from buying or selling company securities during certain periods, referred to as “Blackout Periods,” and from entering into certain hedging transactions. Our Trading Policy also imposes additional trading restrictions applicable to our Insiders.

The foregoing summary of the Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Trading Policy attached hereto as Exhibit 19.1.

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2024 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2024 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2024 Annual Meeting of Stockholders under the following caption and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in our proxy statement for the 2024 Annual Meeting of Stockholders under the following caption and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibit and Financial Statement Schedules

(a)The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.All financial statements. See Index to Consolidated Financial Statements of this Form 10-K.

2.All financial statement schedules are omitted because they are not applicable, or the information is set forth in the consolidated financial statements or notes thereto within Item 8. Financial Statements and Supplementary Data.

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
Forty-Fourth Supplemental Indenture dated as of November 17, 2023, among Sysco Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 5.750% Senior Notes due 2029, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 17, 2023 (File No. 1-06544)

4.8	—
Forty-Fifth Supplemental Indenture dated as of November 17, 2023, among Sysco Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6.000% Senior Notes due 2034, incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 17, 2023 (File No. 1-06544).

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

10.3	—
Amended and Restated Issuing and Paying Agent Agreement, dated as of September 2, 2022, by and between U.S. Bank Trust Company, National Association, as Issuing and Paying Agent, and Sysco Corporation, as Issuer, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.4	—
Issuing and Paying Agency Agreement dated April 30, 2020 between Brake Bros. Limited, as Issuer, and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 28, 2020 filed on May 6, 2020 (File No. 1-6544).

10.5	—
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

10.9†	—
2015-1 Amendment to the Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended June 27, 2015 filed on August 25, 2015 (File No. 1-6544).

10.10†	—
Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, including the Amended and Restated Sysco Corporation MIP Retirement Program, attached as Appendix I, effective as of June 29, 2013, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.11†	—
First Amendment to the Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.12†	—
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

10.14†	—
Amended and Restated Sysco Corporation Management Savings Plan, effective as of June 29, 2013, incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.15†	—
First Amendment to the Amended and Restated Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.16†	—
2016-1 Amendment to the Amended and Restated Sysco Corporation Management Savings Plan, adopted effective November 15, 2016, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2016 filed on February 7, 2017 (File No. 1-6544).

10.17†	—
Amendment 2018-1 to the Sysco Corporation Management Savings Plan, adopted effective January 1, 2018, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.18†	—
Amendment 2018-2 to the Sysco Corporation Management Savings Plan, adopted effective May 25, 2018, incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended June 30, 2018 filed on August 27, 2018(File No. 1-6544).

10.19†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.20†	—
Amendment 2017-1 to the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

10.21†	—
Form of Stock Option Grant Agreement (Fiscal Year 2016) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 26, 2015 filed on February 2, 2016 (File No. 1-6544).

10.22†	—
Form of Stock Option Grant Agreement (Fiscal Year 2017) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended October 1, 2016 filed on November 8, 2016 (File No. 1-6544).

10.23†	—
Form of Stock Option Grant Agreement (Fiscal Year 2018) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 1-6544).

10.24†	—
Form of Stock Option Grant Agreement (Fiscal Year 2019) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 29, 2018 filed on November 6, 2018 (File No. 1-6544).

10.25†	—	Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Annex II to the Sysco Corporation Proxy Statement filed October 5, 2018 (File No. 1-6544).

10.26†	—
Sysco Corporation Annual Incentive Program (AIP) for Fiscal Year 2024 adopted July 31, 2023, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544)

10.27†	—
Form of Stock Option Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended June 29, 2019 filed on August 26, 2019(File No. 1-6544).

10.28†	—
Form of Stock Option Grant Agreement (Fiscal Year 2021) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 26, 2020 filed on November 4, 2020 (File No. 1-6544).

10.29†	—
Form of Stock Option Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.30†	—
Form of Stock Option Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.31†	—
Form of Stock Option Grant Agreement (Fiscal Year 2024) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.32†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan , incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.33†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.34†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2024) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.35†	—
Performance Share Unit Grant Agreement – Retention Award for Greg Bertrand dated August 19, 2021, pursuant to the Sysco 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.9 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.36†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2022) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.37†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.38†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2024) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.39†	—
Form of Sysco Protective Covenants Agreement for Executive Vice Presidents and Senior Vice Presidents, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.40†	—
Form of Restricted Stock Award Agreement for Directors (2023) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 30, 2023 filed on January 31, 2024 (File No. 1-6544).

10.41†	—
Form of Restricted Stock Award Agreement for Directors (2023) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan), incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 30, 2023 filed on January 31, 2024 (File No. 1-6544).

10.42†	—
Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.43†	—	Sysco Corporation Non-Employee Directors Stock Election Policy, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 30, 2019 filed on May 7, 2019 (File No. 1-6544).

10.44†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.45†	—
Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.46†	—
Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to the Form 10-K for the year ended June 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.47†	—
First Amendment to the Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.48†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.49†	—
Description of Compensation Arrangements with Non-Employee Directors, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 30, 2023 filed on January 31, 2024 (File No. 1-6544).

10.50†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to the Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.51†	—	Form of Severance Letter Agreement for Executive Vice Presidents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.52†	—
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

10.54†	—
Letter Agreement, dated as of February 28, 2020, by and between Cathy Marie Robinson and Sysco Corporation, incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended September 26, 2020 filed on November 4, 2020 (File No. 1-6544).

10.55†	—
Letter Agreement, dated as of November 23, 2020, by and between Thomas R. Peck, Jr. and Sysco Corporation, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.56†	—
Letter Agreement, dated as of February 28, 2023, by and between Kenny Cheung and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended April 1, 2023 filed on May 2, 2023 (File No. 1-6544).

10.57†	—
Letter Agreement, dated as of March 25, 2023, by and between Neil Russell and Sysco Corporation, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended April 1, 2023 filed on May 2, 2023 (File No. 1-6544).

10.58†	—
Letter Agreement, dated as of September 29, 2023, by and between Jennifer L. Johnson and Sysco Corporation, incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.59†	—
Letter Agreement, dated as of October 2, 2023, by and between Judith S. Sansone and Sysco Corporation, incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

19.1 #	—	Sysco Corporation Securities Trading Policy.

21.1#	—	Subsidiaries of the Registrant.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#	—	Sysco Corporation Executive Officer Incentive Payment Clawback Policy.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of August 2024.

SYSCO CORPORATION
By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ KEVIN P. HOURICAN	Chair of the Board and Chief Executive Officer
Kevin P. Hourican	(principal executive officer)

/s/ KENNY K. CHEUNG	Executive Vice President and Chief Financial Officer
Kenny K. Cheung	(principal financial officer)

/s/ JENNIFER L. JOHNSON	Senior Vice President and Chief Accounting Officer
Jennifer L. Johnson	(principal accounting officer)

DIRECTORS:

/s/ DANIEL J. BRUTTO	/s/ JOHN M. HINSHAW
Daniel J. Brutto	John M. Hinshaw

/s/ FRANCESCA DeBIASE	/s/ KEVIN P. HOURICAN
Francesca DeBiase	Kevin P. Hourican

/s/ ALI DIBADJ	/s/ ALISON KENNEY PAUL
Ali Dibadj	Alison Kenney Paul

/s/ LARRY C. GLASSCOCK	/s/ ROBERTO MARQUES
Larry C. Glasscock	Roberto Marques

/s/ JILL M. GOLDER	/s/ SHEILA G. TALTON
Jill M. Golder	Sheila G. Talton

/s/ BRADLEY M. HALVERSON
Bradley M. Halverson