Form 10-Q
period 2024-09-28
SYSCO CORP
filed 2024-10-30
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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

491,226,100 shares of common stock were outstanding as of October 11, 2024.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Sep. 28, 2024	Jun. 29, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$733	$696
Accounts receivable, less allowances of $65 and $54	5,778	5,324
Inventories	4,991	4,678
Prepaid expenses and other current assets	351	323
Income tax receivable	22	22
Total current assets	11,875	11,043
Plant and equipment at cost, less accumulated depreciation	5,558	5,497
Other long-term assets
Goodwill	5,253	5,153
Intangibles, less amortization	1,169	1,188
Deferred income taxes	464	445
Operating lease right-of-use assets, net	1,008	923
Other assets	553	668
Total other long-term assets	8,447	8,377
Total assets	$25,880	$24,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,374	$6,290
Accrued expenses	2,141	2,226
Accrued income taxes	271	131
Current operating lease liabilities	126	125
Current maturities of long-term debt	487	469
Total current liabilities	9,399	9,241
Long-term liabilities
Long-term debt	11,869	11,513
Deferred income taxes	333	345
Long-term operating lease liabilities	928	838
Other long-term liabilities	1,115	1,089
Total long-term liabilities	14,245	13,785
Noncontrolling interest	29	31
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765	765
Paid-in capital	1,925	1,908
Retained earnings	12,498	12,260
Accumulated other comprehensive loss	(1,166)	(1,339)
Treasury stock at cost, 274,104,348 and 273,416,685 shares	(11,815)	(11,734)
Total shareholders’ equity	2,207	1,860
Total liabilities and shareholders’ equity	$25,880	$24,917
Note: The June 29, 2024 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In millions, except for share and per share data)

	13-Week Period Ended
	Sep. 28, 2024	Sep. 30, 2023
Sales	$20,484	$19,620
Cost of sales	16,731	15,972
Gross profit	3,753	3,648
Operating expenses	2,945	2,844
Operating income	808	804
Interest expense	160	134
Other expense (income), net	6	7
Earnings before income taxes	642	663
Income taxes	152	160
Net earnings	$490	$503

Net earnings:
Basic earnings per share	$1.00	$1.00
Diluted earnings per share	0.99	0.99

Average shares outstanding	492,023,827	505,126,492
Diluted shares outstanding	493,785,973	507,069,435

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	13-Week Period Ended
	Sep. 28, 2024	Sep. 30, 2023
Net earnings	$490	$503
Other comprehensive income (loss):
Foreign currency translation adjustment	168	(108)
Items presented net of tax:
Amortization of cash flow hedges	1	2
Change in net investment hedges	(13)	—
Change in cash flow hedges	(14)	27
Amortization of actuarial loss	5	5
Net actuarial gain and other adjustments arising in current year	23	1
Change in marketable securities	3	(1)
Total other comprehensive income (loss)	173	(74)
Comprehensive income	$663	$429

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2024	765,174,900	$765	$1,908	$12,260	$(1,339)	273,416,685	$(11,734)	$1,860
Net earnings				490				490
Other comprehensive income					173			173
Dividends declared ($0.51 per common share)				(252)				(252)
Treasury stock purchases						1,460,065	(109)	(109)
Share-based compensation awards			17			(772,402)	28	45
Balance as of September 28, 2024	765,174,900	$765	$1,925	$12,498	$(1,166)	274,104,348	$(11,815)	$2,207

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 1, 2023	765,174,900	$765	$1,815	$11,311	$(1,253)	260,062,834	$(10,629)	$2,009
Net earnings				503				503
Other comprehensive loss					(74)			(74)
Dividends declared ($0.51 per common share)				(253)				(253)
Treasury stock purchases						1,382,947	(100)	(100)
Share-based compensation awards			24			(474,020)	17	41
Balance as of September 30, 2023	765,174,900	$765	$1,839	$11,561	$(1,327)	260,971,761	$(10,712)	$2,126

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In millions)

	13-Week Period Ended
	Sep. 28, 2024	Sep. 30, 2023
Cash flows from operating activities:
Net earnings	$490	$503
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	30	24
Depreciation and amortization	235	206
Operating lease asset amortization	34	29
Amortization of debt issuance and other debt-related costs	4	5
Deferred income taxes	(17)	(22)
Provision for losses on receivables	21	18
Other non-cash items	(40)	(2)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(427)	(285)
Increase in inventories	(287)	(185)
Increase in prepaid expenses and other current assets	(16)	(39)
Increase (decrease) in accounts payable	27	(188)
Decrease in accrued expenses	(128)	(40)
Decrease in operating lease liabilities	(42)	(27)
Increase in accrued income taxes	140	80
Decrease in other assets	2	20
Increase (decrease) in other long-term liabilities	27	(10)
Net cash provided by operating activities	53	87
Cash flows from investing activities:
Additions to plant and equipment	(122)	(171)
Proceeds from sales of plant and equipment	77	11
Acquisition of businesses, net of cash acquired	—	(219)
Purchase of marketable securities	(12)	(1)
Proceeds from sales of marketable securities	10	—
Other investing activities	1	—
Net cash used for investing activities	(46)	(380)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	240	300
Other debt borrowings including senior notes	3	127
Other debt repayments including senior notes	(44)	(20)
Proceeds from stock option exercises	29	17
Stock repurchases	(108)	(100)
Dividends paid	(251)	(253)
Other financing activities	—	(5)
Net cash (used for) provided by financing activities	(131)	66
Effect of exchange rates on cash, cash equivalents and restricted cash	13	(11)
Net decrease in cash, cash equivalents and restricted cash	(111)	(238)
Cash, cash equivalents and restricted cash at beginning of period	945	966
Cash, cash equivalents and restricted cash at end of period	$834	$728
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$144	$94
Income taxes, net of refunds	26	103

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024. Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

Supplemental Balance Sheet Information

Supplier Financing Programs

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

Our outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Sep. 28, 2024	Jun. 29, 2024
	(In millions)
Financed payment obligations	$102	$102

Accounts Receivable, Less Allowances

We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $1.9 billion and $1.1 billion for the first 13 weeks of fiscal 2025 and fiscal 2024, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $215 million and $173 million at September 28, 2024 and June 29, 2024, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.

Supplemental Cash Flow Information

The following table sets forth our reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Sep. 28, 2024	Sep. 30, 2023
	(In millions)
Cash and cash equivalents	$733	$569
Restricted cash (1)	101	159
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$834	$728

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth our non-cash investing and financing activities:

	Sep. 28, 2024	Sep. 30, 2023
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$105	$83
Assets obtained in exchange for finance lease obligations	23	27

2. NEW ACCOUNTING STANDARDS

Recent Accounting Guidance Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, (our fiscal 2025), and interim periods for our fiscal years beginning after December 15, 2024, (our first quarter of fiscal 2026), and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-07 on our disclosures.

Income Taxes

In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, (our fiscal 2026), on a prospective basis. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-09 on our disclosures.

3. REVENUE

We recognize revenues when our performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.3 billion and $5.0 billion as of September 28, 2024 and June 29, 2024, respectively.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Sep. 28, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$2,678	$837	$247	$—	$3,762
Fresh and frozen meats	2,607	542	535	—	3,684
Frozen fruits, vegetables, bakery and other	2,037	702	331	—	3,070
Dairy products	1,613	432	124	—	2,169
Poultry	1,512	288	296	—	2,096
Fresh produce	1,345	291	72	—	1,708
Paper and disposables	1,047	139	200	14	1,400
Beverage products	384	187	156	21	748
Seafood	547	113	35	—	695
Equipment and smallwares (1)	310	52	29	122	513
Other (2)	282	211	21	125	639
Total Sales	$14,362	$3,794	$2,046	$282	$20,484

(1)	Due to the acquisition of Edward Don & Company (Edward Don), a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	13-Week Period Ended Sep. 30, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$2,685	$831	$233	$—	$3,749
Fresh and frozen meats	2,569	520	481	—	3,570
Frozen fruits, vegetables, bakery and other	2,028	674	305	—	3,007
Dairy products	1,454	414	141	—	2,009
Poultry	1,362	291	274	—	1,927
Fresh produce	1,361	275	70	—	1,706
Paper and disposables	994	141	187	16	1,338
Seafood	577	125	44	—	746
Beverage products	363	170	146	24	703
Equipment and smallwares (1)	84	48	6	125	263
Other (2)	247	194	19	142	602
Total Sales	$13,724	$3,683	$1,906	$307	$19,620

(1)	Due to the acquisition of Edward Don & Company (Edward Don), a distributor of foodservice equipment and supplies, “Equipment and smallwares” is now presented as a separate principal product category.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

4.  FAIR VALUE MEASUREMENTS

Sysco’s policy is to invest only in high-quality investments. The fair values of our cash deposits and money market funds included in cash equivalents are valued using inputs that are considered a Level 1 measurement. Other cash equivalents, such as time deposits and highly liquid instruments with original maturities of three months or less, are valued using inputs that are considered a Level 2 measurement. The fair value of our marketable securities is measured using inputs that are considered a Level 2 measurement, as they rely on quoted prices in markets that are not actively traded or observable inputs over the full term of the asset. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 5, “Marketable Securities.” The fair value of our derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair values of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 6, “Derivative Financial Instruments.”

The following tables present our assets measured at fair value on a recurring basis as of September 28, 2024 and June 29, 2024:

	Assets Measured at Fair Value as of Sep. 28, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents
Cash and cash equivalents	$283	$—	$—	$283
Other assets (1)	101	—	—	101
Total assets at fair value	$384	$—	$—	$384

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jun. 29, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents
Cash and cash equivalents	$269	$—	$—	$269
Other assets (1)	249	—	—	249
Total assets at fair value	$518	$—	$—	$518

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of our total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a Level 2 measurement. The fair value of total debt was approximately $12.2 billion as of September 28, 2024 and $11.4 billion as of June 29, 2024, while the carrying value was $12.4 billion as of September 28, 2024 and $12.0 billion as of June 29, 2024.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 13 weeks of fiscal 2025.

The following table presents our available-for-sale marketable securities as of September 28, 2024 and June 29, 2024:

	Sep. 28, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$99	$1	$(2)	$98	$17	$81
Government bonds	34	—	(1)	33	—	33
Total marketable securities	$133	$1	$(3)	$131	$17	$114

	Jun. 29, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$98	$—	$(4)	$94	$24	$70
Government bonds	34	—	(2)	32	—	32
Total marketable securities	$132	$—	$(6)	$126	$24	$102

As of September 28, 2024, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Sep. 28, 2024
(In millions)
Due in one year or less	$17
Due after one year through five years	78
Due after five years	36
Total	$131

There were no significant realized gains or losses in marketable securities in the first 13 weeks of fiscal 2025.

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

Sysco also has a cross-currency swap that hedges the foreign currency exposure of our net investment in certain foreign operations. This cross-currency swap is designated as a net investment hedge with gains and losses recognized within accumulated other comprehensive income (loss).

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel fuel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of September 28, 2024 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500

Hedging of foreign currency risk
Various (September 2024 to October 2024)	Swedish Krona	106
Various (October 2024 to May 2025)	British Pound Sterling	28
May 2025	Mexican Peso	439
April 2025	Canadian Dollar	180
January 2029	Euro	470

Hedging of fuel risk
Various (September 2024 to June 2026)	Gallons	63

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheets as of September 28, 2024 and June 29, 2024 are as follows:

		Derivative Fair Value
	Balance Sheet location	Sep. 28, 2024	Jun. 29, 2024
		(In millions)
Fair Value Hedges:
Interest rate swaps	Other current assets	$1	$—
Interest rate swaps	Other assets	29	6
Interest rate swaps	Other current liabilities	—	1
Cross currency swaps	Other current assets	4	2
Cross currency swaps	Other current liabilities	1	3

Cash Flow Hedges:
Fuel swaps	Other current assets	$—	$1
Foreign currency forwards	Other current liabilities	1	—
Fuel swaps	Other current liabilities	18	2
Fuel swaps	Other assets	—	1
Fuel swaps	Other long-term liabilities	1	—

Net Investment Hedges:
Cross currency swaps	Other current assets	$5	$4
Cross currency swaps	Other long-term liabilities	28	10

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	Sep. 28, 2024	Sep. 30, 2023
	(In millions)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$166	$7
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(33)	$—
Derivatives designated as hedging instruments	25	—
Cross currency swaps:
Hedged items	$(4)	$3
Derivatives designated as hedging instruments	4	(3)

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended
	Sep. 28, 2024	Sep. 30, 2023
	(In millions)
Interest expense	$(8)	$—
Increase in fair value of debt	(25)	—
Foreign currency loss	(4)	(3)
Hedged items	$(37)	$(3)

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended September 28, 2024 and September 30, 2023, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 28, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(19)	Operating expense	$—
Foreign currency contracts	(1)	Cost of sales / Other income	—
Total	$(20)		$—

Derivatives in net investment hedging relationships:
Cross currency contracts	$(18)	N/A	$—

	13-Week Period Ended Sep. 30, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$34	Operating expense	$2
Foreign currency contracts	—	Cost of sales / Other income	—
Total	$34		$2

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of September 28, 2024 are as follows:

	Sep. 28, 2024
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(523)	$(31)

The carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2024 is $498 million.

7. DEBT

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. As of September 28, 2024, there were no borrowings outstanding under this facility.

We have a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of September 28, 2024, there were $325 million in commercial paper issuances outstanding under this program. We also have a commercial paper program in Europe with borrowings not to exceed €250 million. As of September 28, 2024, there were €105 million (the equivalent of $117 million) in commercial paper issuances outstanding under this program.

The total carrying value of our debt was $12.4 billion as of September 28, 2024 and $12.0 billion as of June 29, 2024. The increase in the carrying value of our debt during the 13-week period ended September 28, 2024 was due to new commercial paper issuances and new leases in support of plant and equipment.

Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 28, 2024	Sep. 30, 2023
	(In millions, except for share and per share data)
Numerator:
Net earnings	$490	$503
Denominator:
Weighted-average basic shares outstanding	492,023,827	505,126,492
Dilutive effect of share-based awards	1,762,146	1,942,943
Weighted-average diluted shares outstanding	493,785,973	507,069,435
Basic earnings per share	$1.00	$1.00
Diluted earnings per share	$0.99	$0.99

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,338,000 and 5,988,000 for the first quarter of fiscal 2025 and 2024, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $663 million and $429 million for the first quarter of fiscal 2025 and fiscal 2024, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 28, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$168	$—	$168
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(20)	(6)	(14)
Change in net investment hedges	N/A	(18)	(5)	(13)
Total other comprehensive (loss) before reclassification adjustments		(38)	(11)	(27)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2	1	1
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain and other adjustments arising in the current year	Other expense, net	31	8	23
Total other comprehensive income before reclassification adjustments		31	8	23
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense, net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities (2)	N/A	4	1	3
Total other comprehensive income (loss)		$174	$1	$173

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2025.

		13-Week Period Ended Sep. 30, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(108)	$—	$(108)
Hedging instruments:
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	34	7	27
Total other comprehensive income before reclassification adjustments		34	7	27
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	3	1	2
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain, arising in the current year	Other expense, net	1	—	1
Total other comprehensive income before reclassification adjustments		1	—	1
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense, net	6	1	5
Marketable securities:
Change in marketable securities (2)	N/A	(1)	—	(1)
Total other comprehensive income (loss)		$(65)	$9	$(74)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first quarter of fiscal 2024.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 28, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of June 29, 2024	$(407)	$(10)	$(917)	$(5)	$(1,339)
Equity adjustment from foreign currency translation	168	—	—	—	168
Amortization of cash flow hedges	—	1	—	—	1
Change in net investment hedges	—	(13)	—	—	(13)
Change in cash flow hedges	—	(14)	—	—	(14)
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Net actuarial gain and other adjustments arising in the current year	—	—	23	—	23
Change in marketable securities	—	—	—	3	3
Balance as of Sep. 28, 2024	$(239)	$(36)	$(889)	$(2)	$(1,166)

	13-Week Period Ended Sep. 30, 2023
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jul. 1, 2023	$(374)	$(32)	$(840)	$(7)	$(1,253)
Equity adjustment from foreign currency translation	(108)	—	—	—	(108)
Amortization of cash flow hedges	—	2	—	—	2
Change in cash flow hedges	—	27	—	—	27
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Net actuarial gain arising in the current year	—	—	1	—	1
Change in marketable securities	—	—	—	(1)	(1)
Balance as of Sep. 30, 2023	$(482)	$(3)	$(834)	$(8)	$(1,327)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 13 weeks of fiscal 2025, options to purchase 728,531 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 13 weeks of fiscal 2025 was $18.50.

In the first 13 weeks of fiscal 2025, employees were granted 461,055 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 13 weeks of fiscal 2025 was $82.63. The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 13 weeks of fiscal 2025, employees were granted 341,143 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 13 weeks of fiscal 2025 was $75.93.

Employee Stock Purchase Plan

Plan participants purchased 304,519 shares of common stock under the ESPP during the first 13 weeks of fiscal 2025. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.71 during the first 13 weeks of fiscal 2025. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $30 million and $24 million for the first 13 weeks of fiscal 2025 and fiscal 2024, respectively.

As of September 28, 2024, there was a total of $179 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.10 years.

11.  INCOME TAXES

Effective Tax Rate

For the first quarter of fiscal 2025, the company’s effective tax rate of 23.7% was higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, and partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

For the first quarter of fiscal 2024, the company’s effective tax rate of 24.0% was higher than the company’s statutory tax rate as a result of state income taxes, partially offset by a foreign income tax benefit.

Uncertain Tax Positions

As of September 28, 2024, the gross amount of unrecognized tax benefit and related accrued interest was $32 million and $12 million, respectively. It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

During the third quarter of fiscal 2023, Sysco received a Statutory Notice of Deficiency from the Internal Revenue Service, mainly related to foreign tax credits generated in fiscal 2018 from repatriated earnings primarily from our Canadian operations. In the fourth quarter of fiscal 2023, the company filed suit in the U.S. Tax Court challenging the validity of certain tax regulations related to the one-time transition tax on unrepatriated foreign earnings, which were enacted as part of the Tax Cuts and Jobs Act of 2017 (TCJA). The lawsuit seeks to have the court invalidate these regulations, which would affirm the company’s position regarding its foreign tax credits. Sysco has previously recorded a benefit of $131 million attributable to its interpretation of the TCJA and the Internal Revenue Code. If we are ultimately unsuccessful in defending our position, we may be required to reverse all, or some portion, of the benefit previously recorded.

Other

On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One expands a country’s authority to tax profits from companies that make sales into their country but do not have a physical location in the country. Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. Pillar Two became effective for Sysco at the beginning of fiscal 2025.

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

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Specialty Meats and Seafood Group specialty protein operations, our growing Italian Specialty platform anchored by Greco and Sons, Inc., our Edward Don restaurant equipment and supplies distribution business, our Asian specialty distribution company and a number of other small specialty businesses that are not material to our operations;
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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended
	Sep. 28, 2024	Sep. 30, 2023
Sales:	(In millions)
U.S. Foodservice Operations	$14,362	$13,724
International Foodservice Operations	3,794	3,683
SYGMA	2,046	1,906
Other	282	307
Total	$20,484	$19,620

	13-Week Period Ended
	Sep. 28, 2024	Sep. 30, 2023
Operating income (loss):	(In millions)
U.S. Foodservice Operations	$908	$941
International Foodservice Operations	101	93
SYGMA	18	13
Other	9	12
Total segments	1,036	1,059
Global Support Center	(228)	(255)
Total operating income	808	804
Interest expense	160	134
Other expense, net	6	7
Earnings before income taxes	$642	$663

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 29, 2024, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024 (our fiscal 2024 Form 10-K), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

Highlights

Our first quarter of fiscal 2025 results were driven by sales growth of 4.4% as compared to the first quarter of fiscal 2024 primarily due to U.S. Foodservice Operations volume growth and higher inflation. Our gross profit grew 2.9% compared to the first quarter of fiscal 2024, due to volume growth and margin management. Operating income increased 0.5% as compared to the first quarter of fiscal 2024. Adjusted operating income increased 2.2% due to sales growth and expense controls. See below for a comparison of our fiscal 2025 results to our fiscal 2024 results, both including and excluding “Certain Items” (as defined below).

Comparisons of results from the first quarter of fiscal 2025 to the first quarter of fiscal 2024 are presented below:

•Sales:
◦increased 4.4%, or $864 million, to $20.5 billion;
•Operating income:
◦increased 0.5%, or $4 million, to $808 million;
◦adjusted operating income increased 2.2%, or $19 million, to $873 million;
•Net earnings:
◦decreased 2.6%, or $13 million, to $490 million;
◦adjusted net earnings decreased 0.4%, or $2 million, to $540 million;
•Basic earnings per share:
◦unchanged, at $1.00 per share;
•Diluted earnings per share:
◦unchanged, at $0.99 per share;
◦adjusted diluted earnings per share increased 1.9%, or $0.02, to $1.09;
•EBITDA:
◦increased 3.4%, or $34 million, to $1.0 billion; and
◦adjusted EBITDA increased 4.4%, or $45 million, to $1.1 billion.

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

The fiscal 2025 and fiscal 2024 items discussed above are collectively referred to as “Certain Items.” The results of our operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our results on a constant currency basis.

Trends

Economic and Industry Trends

Foot traffic to restaurants decreased 3.6% for the first quarter of fiscal 2025; however, traffic trends did improve as the quarter progressed. Foot traffic declined approximately 5% in July, approximately 4% in August, and approximately 3% in September. We expect modest industry traffic improvements in the second half of fiscal 2025. Despite the current macroeconomic landscape, we expect to grow both sales and net earnings in fiscal 2025. We believe the food-away-from-home sector is a healthy long-term market, and Sysco is diversified and well positioned as a market leader in food service.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. We experienced a 2.7% improvement in U.S. Foodservice Operations case volume in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024. Our volume growth was generated by 5.5% national volume growth and 0.2% local volume growth. Our volume reflects our broadline and specialty businesses, except for our specialty meats business, which measures its volume in pounds.

We experienced inflation at a rate of 2.2% in the first quarter of fiscal 2025, at the total enterprise level, primarily driven by inflation in the poultry and dairy categories. We continued to be successful in managing this inflation, resulting in an increase in gross profit dollars. Gross margin decreased 27 basis points in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, primarily due to a shift in our customer mix driven by national volume growth, a decrease in Sysco brand penetration, and the timing of benefits from strategic sourcing initiatives.

Operating Expense Trends

Total operating expenses were $2.9 billion in the first quarter of fiscal 2025, a 3.6% increase compared to the first quarter of fiscal 2024. Total adjusted operating expenses were $2.9 billion in the first quarter of fiscal 2025, a 3.1% increase as compared to the first quarter of fiscal 2024. Operating expenses increased primarily due to an increase in volumes. In addition, higher selling expenses, which includes sales professional hires, and depreciation expense related to new facilities also resulted in an increase in operating expenses in the first quarter of fiscal 2025. Adjusted operating expenses were 14.1% of sales, which is an 18-basis point improvement from the first quarter of fiscal 2024, due to supply chain and Global Support Center efficiencies.

Strategy

Our purpose is “Connecting the World to Share Food and Care for One Another.” Purpose-driven companies are believed to perform better. We believe our purpose will assist us to grow substantially faster than the foodservice distribution industry and deliver profitable growth through our Recipe for Growth transformation. This growth transformation is supported by strategic pillars that we believe will allow us to better serve our customers, including our digital, products and solutions, supply chain, customer teams, and future horizons strategies.

Our business transformation initiatives remain on track, which include promoting our specialty programs for produce, protein and Italian products and our customer growth initiatives. From these actions as a part of our Recipe for Growth, the benefits of our developing capabilities are apparent in the new customers we are winning and in the progress we are making toward increasing market share. We expect that, as our Recipe for Growth matures, the impact on our top-line growth will deliver profitable and consistent growth.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 28, 2024	Sep. 30, 2023
Sales	100.0%	100.0%
Cost of sales	81.7	81.4
Gross profit	18.3	18.6
Operating expenses	14.4	14.5
Operating income	3.9	4.1
Interest expense	0.8	0.7
Other expense (income), net	—	—
Earnings before income taxes	3.1	3.4
Income taxes	0.7	0.8
Net earnings	2.4%	2.6%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sep. 28, 2024
Sales	4.4%
Cost of sales	4.8
Gross profit	2.9
Operating expenses	3.6
Operating income	0.5
Interest expense	19.4
Other expense (income), net (1)	(14.3)
Earnings before income taxes	(3.2)
Income taxes	(5.0)
Net earnings	(2.6)%
Basic earnings per share	—%
Diluted earnings per share	—
Average shares outstanding	(2.6)
Diluted shares outstanding	(2.6)

(1)	Other expense (income), net was expense of $6 million and $7 million in the first quarter of fiscal 2025 and fiscal 2024, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Sep. 28, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$14,362	$3,794	$2,046	$282	$—	$20,484
Sales increase (decrease)	4.6%	3.0%	7.3%	(8.1)%		4.4%
Percentage of total	70.1%	18.5%	10.0%	1.4%		100.0%

Operating income (loss)	$908	$101	$18	$9	$(228)	$808
Operating income (loss) increase (decrease)	(3.5)%	8.6%	38.5%	(25.0)%	(10.6)%	0.5%
Percentage of total segments	87.7%	9.7%	1.7%	0.9%		100.0%
Operating income as a percentage of sales	6.3%	2.7%	0.9%	3.2%		3.9%

	13-Week Period Ended Sep. 30, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$13,724	$3,683	$1,906	$307	$—	$19,620
Percentage of total	69.9%	18.8%	9.7%	1.6%		100.0%

Operating income (loss)	$941	$93	$13	$12	$(255)	$804
Percentage of total segments	88.9%	8.8%	1.2%	1.1%		100.0%
Operating income as a percentage of sales	6.9%	2.5%	0.7%	3.8%		4.1%

Our U.S. Foodservice Operations and our International Foodservice Operations segments represent a substantial majority of our total segment results when compared to our other reportable segments. U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 88.6% of Sysco’s overall sales in the first 13 weeks of fiscal 2025. U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 97.4% of total segment operating income in the first 13 weeks of fiscal 2025.

See Note 13, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for additional information.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 28, 2024	13-Week Period Ended Sep. 30, 2023	Change in Dollars	% Change
	(Dollars in millions)
Sales	$14,362	$13,724	$638	4.6%
Gross profit	2,747	2,685	62	2.3
Operating expenses	1,839	1,744	95	5.4
Operating income	$908	$941	$(33)	(3.5)%

Gross profit	$2,747	$2,685	$62	2.3%
Adjusted operating expenses (Non-GAAP)	1,822	1,731	91	5.3
Adjusted operating income (Non-GAAP)	$925	$954	$(29)	(3.0)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	2.5%	$353
Inflation	2.4	333
Other (2)	(0.3)	(48)
Total change in sales	4.6%	$638

(1)	Case volumes increased 2.7% compared to the first quarter of fiscal 2024. This volume increase resulted in a 2.5% increase in the dollar value of sales compared to the first quarter of fiscal 2024.
(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from these operations are included within “Other.”

The sales growth in our U.S. Foodservice Operations was driven by higher inflation and volume growth, inclusive of benefits from acquisitions. Case volumes from our U.S. Foodservice Operations increased 2.7% in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024. This included a 0.2% increase in local customer case volume in the first quarter of fiscal 2025. Our Edward Don acquisition, completed in the second quarter of fiscal 2024, positively impacted volumes by 2.6% and local volumes by 1.6%. Our national customer volume has grown faster than local customer volume and is the result of contract renewals with existing customers and the addition of new customers.

Operating Income

The decrease in operating income for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 was driven by an increase in operating expenses, partially offset by gross profit dollar growth and case volume growth, inclusive of benefits from acquisitions.

Gross profit dollar growth in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, was driven primarily by case volume growth as a result of acquisitions and effective management of product cost fluctuations. The estimated change in product costs, an internal measure of inflation or deflation, increased in the first quarter of fiscal 2025. Gross margin, which is gross profit as a percentage of sales, was 19.1% in the first quarter of fiscal 2025 for our U.S. Foodservice Operations, which was a decrease of 43 basis points compared to the first quarter of fiscal 2024, primarily due to a change in customer mix, a decrease in Sysco brand penetration, and timing of benefits from strategic sourcing initiatives.

The increase in operating expenses for the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, was primarily driven by increased volumes.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 28, 2024	13-Week Period Ended Sep. 30, 2023	Change in Dollars	% Change
	(Dollars in millions)
Sales	$3,794	$3,683	$111	3.0%
Gross profit	774	732	42	5.7
Operating expenses	673	639	34	5.3
Operating income	$101	$93	$8	8.6%

Gross profit	$774	$732	$42	5.7%
Adjusted operating expenses (Non-GAAP)	644	616	28	4.5
Adjusted operating income (Non-GAAP)	$130	$116	$14	12.1%

Sales on a constant currency basis (Non-GAAP)	$3,789	$3,683	$106	2.9%
Gross profit on a constant currency basis (Non-GAAP)	769	732	37	5.1
Adjusted operating expenses on a constant currency basis (Non-GAAP)	639	616	23	3.7
Adjusted operating income on a constant currency basis (Non-GAAP)	$130	$116	$14	12.1%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	1.1%	$42
Foreign currency	0.1	5
Other (1)	1.8	64
Total change in sales	3.0%	$111

(1)	The impact of volumes as a component of sales growth from international operations are included within “Other.”

Sales increased in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, due to higher inflation and an improvement in volume, primarily attributable to our Recipe for Growth initiatives.

Operating Income

The increase in operating income for the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, was due to growth in local case volumes and the ability to effectively manage product cost fluctuations.

The increase in gross profit dollars in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, was attributable to increases in sales volumes and the effective management of inflation.

The increase in operating expenses for the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, was primarily due to increases in colleague-related costs and the impact of foreign currency translation.

Results of SYGMA and Other Segment

For SYGMA, sales were 7.3% higher in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, primarily driven by profit enhancements and growth resulting from the recent addition of new customers. Operating income increased by $5 million in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024.

For the operations that are grouped within Other, operating income decreased $3 million in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. The operations of this group primarily consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the first quarter of fiscal 2025 decreased $30 million, or 11.8%, as compared to the first quarter of fiscal 2024, primarily due to decreases in colleague-related costs, fuel hedging program expenses, and other miscellaneous costs.

Included in Global Support Center expenses are Certain Items that totaled $19 million in the first quarter of fiscal 2025, as compared to $14 million in the first quarter of fiscal 2024. Certain Items impacting the first quarter of fiscal 2025 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the first quarter of fiscal 2024 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions.

Interest Expense

Interest expense increased $26 million for the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024. The increase was primarily due to interest on new senior notes that were issued in the second quarter of fiscal 2024, as well as an increase in commercial paper borrowing activity.

Net Earnings

Net earnings decreased 2.6% in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, primarily due to the items noted above for operating income, and interest expense, as well as items impacting our income taxes that are discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, decreased 0.4% in the first quarter of fiscal 2025.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2025 were $1.00, which is unchanged from the comparable prior year amount of $1.00 per share. Diluted earnings per share in the first quarter of fiscal 2025 were $0.99, which is unchanged from the comparable prior year period amount of $0.99 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first quarter of fiscal 2025 were $1.09, a 1.9% increase from the comparable prior year amount of $1.07 per share.

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

Management believes that adjusting its operating expenses, operating income, operating margin, net earnings and diluted earnings per share to remove these Certain Items and presenting its results on a constant currency basis provides an important perspective with respect to our underlying business trends and results. It provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

Sysco has a history of growth through acquisitions and excludes from its non-GAAP financial measures the impact of acquisition-related intangible amortization, acquisition costs and due diligence costs for those acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal year 2025 and fiscal year 2024.

Set forth on the following page is a reconciliation of sales, operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented. Individual components of diluted earnings per share may not be equal to the total presented when added due to rounding. Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	13-Week Period Ended Sep. 28, 2024	13-Week Period Ended Sep. 30, 2023	Change in Dollars	%/bps Change
Sales (GAAP)	$20,484	$19,620	$864	4.4%
Impact of currency fluctuations (1)	(5)		(5)	—
Comparable sales using a constant currency basis (Non-GAAP)	$20,479	$19,620	$859	4.4%

Cost of sales (GAAP)	$16,731	$15,972	$759	4.8%

Gross profit (GAAP)	$3,753	$3,648	$105	2.9%
Impact of currency fluctuations (1)	(5)		(5)	(0.2)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,748	$3,648	$100	2.7%

	13-Week Period Ended Sep. 28, 2024	13-Week Period Ended Sep. 30, 2023	Change in Dollars	%/bps Change

Gross margin (GAAP)	18.32%	18.59%		-27 bps
Impact of currency fluctuations (1)	(0.02)			-2 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.30%	18.59%		-29 bps

Operating expenses (GAAP)	$2,945	$2,844	$101	3.6%
Impact of restructuring and transformational project costs (2)	(27)	(19)	(8)	(42.1)
Impact of acquisition-related costs (3)	(38)	(31)	(7)	(22.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,880	2,794	86	3.1
Impact of currency fluctuations (1)	(5)		(5)	(0.2)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,875	$2,794	$81	2.9%

Operating expense as a percentage of sales (GAAP)	14.38%	14.50%		-12 bps
Impact of certain item adjustments	(0.32)	(0.26)		-6 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.06%	14.24%		-18 bps

Operating income (GAAP)	$808	$804	$4	0.5%
Impact of restructuring and transformational project costs (2)	27	19	8	42.1
Impact of acquisition-related costs (3)	38	31	7	22.6
Operating income adjusted for Certain Items (Non-GAAP)	873	854	19	2.2
Impact of currency fluctuations (1)	—		—	—
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$873	$854	$19	2.2%

Operating margin (GAAP)	3.94%	4.10%		-16 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.26%	4.35%		-9 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.26%	4.35%		-9 bps

Net earnings (GAAP)	$490	$503	$(13)	(2.6)%
Impact of restructuring and transformational project costs (2)	27	19	8	42.1
Impact of acquisition-related costs (3)	38	31	7	22.6
Tax impact of restructuring and transformational project costs (4)	(6)	(4)	(2)	(50.0)
Tax impact of acquisition-related costs (4)	(9)	(7)	(2)	(28.6)
Net earnings adjusted for Certain Items (Non-GAAP)	$540	$542	$(2)	(0.4)%

Diluted earnings per share (GAAP)	$0.99	$0.99	$—	—%
Impact of restructuring and transformational project costs (2)	0.05	0.04	0.01	25.0
Impact of acquisition-related costs (3)	0.08	0.06	0.02	33.3
Tax impact of restructuring and transformational project costs (4)	(0.01)	(0.01)	—	—
Tax impact of acquisition-related costs (4)	(0.02)	(0.01)	(0.01)	(100.0)
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$1.09	$1.07	$0.02	1.9%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2025 includes $4 million related to restructuring and severance charges and $23 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2024 includes $6 million related to restructuring and severance charges and $13 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(3)
Fiscal 2025 includes $32 million of intangible amortization expense and $6 million in acquisition and due diligence costs. Fiscal 2024 includes $28 million of intangible amortization expense and $3 million in acquisition and due diligence costs.

(4)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(5)	Individual components of diluted earnings per share may not equal the total presented when added due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM	Represents that the percentage change is not meaningful.

	13-Week Period Ended Sep. 28, 2024	13-Week Period Ended Sep. 30, 2023	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,839	$1,744	$95	5.4%
Impact of restructuring and transformational project costs (1)	(5)	—	(5)	NM
Impact of acquisition-related costs (2)	(12)	(13)	1	7.7
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,822	$1,731	$91	5.3%

Operating income (GAAP)	$908	$941	$(33)	(3.5)%
Impact of restructuring and transformational project costs (1)	5	—	5	NM
Impact of acquisition-related costs (2)	12	13	(1)	(7.7)
Operating income adjusted for Certain Items (Non-GAAP)	$925	$954	$(29)	(3.0)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,794	$3,683	$111	3.0%
Impact of currency fluctuations (3)	(5)		(5)	(0.1)
Comparable sales using a constant currency basis (Non-GAAP)	$3,789	$3,683	$106	2.9%

Gross profit (GAAP)	$774	$732	$42	5.7%
Impact of currency fluctuations (3)	(5)		(5)	(0.6)
Comparable gross profit using a constant currency basis (Non-GAAP)	$769	$732	$37	5.1%

Gross margin (GAAP)	20.40%	19.88%		52 bps
Impact of currency fluctuations (3)	(0.10)			-10 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.30%	19.88%		42 bps

Operating expenses (GAAP)	$673	$639	$34	5.3%
Impact of restructuring and transformational project costs (4)	(12)	(6)	(6)	(100.0)
Impact of acquisition-related costs (5)	(17)	(17)	—	—
Operating expenses adjusted for Certain Items (Non-GAAP)	644	616	28	4.5
Impact of currency fluctuations (3)	(5)		(5)	(0.8)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$639	$616	$23	3.7%

Operating income (GAAP)	$101	$93	$8	8.6%
Impact of restructuring and transformational project costs (4)	12	6	6	100.0
Impact of acquisition-related costs (5)	17	17	—	—
Operating income adjusted for Certain Items (Non-GAAP)	130	116	14	12.1
Impact of currency fluctuations (3)	—		—	—
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$130	$116	$14	12.1%

SYGMA
Operating expenses (GAAP)	$145	$140	$5	3.6%
Operating income (GAAP)	18	13	5	38.5

OTHER
Operating expenses (GAAP)	$63	$66	$(3)	(4.5)%
Operating income (GAAP)	9	12	(3)	(25.0)

GLOBAL SUPPORT CENTER
Gross loss (GAAP)	$(3)	$—	$(3)	NM

	13-Week Period Ended Sep. 28, 2024	13-Week Period Ended Sep. 30, 2023	Change in Dollars	%/bps Change
Operating expenses (GAAP)	$225	$255	$(30)	(11.8)%
Impact of restructuring and transformational project costs (6)	(10)	(13)	3	23.1
Impact of acquisition-related costs (7)	(9)	(1)	(8)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$206	$241	$(35)	(14.5)%

Operating loss (GAAP)	$(228)	$(255)	$27	10.6%
Impact of restructuring and transformational project costs (6)	10	13	(3)	(23.1)
Impact of acquisition-related costs (7)	9	1	8	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(209)	$(241)	$32	13.3%

(1)	Primarily represents severance and transformation initiative costs.
(2)	Fiscal 2025 and fiscal 2024 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation costs primarily in Europe.
(5)	Represents intangible amortization expense.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA should not be used as a substitute for the most comparable GAAP measure in assessing Sysco’s overall financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2024 Form 10-K for discussions regarding this non-GAAP performance metric. Set forth below is a reconciliation of actual net earnings to EBITDA and to adjusted EBITDA results for the periods presented (dollars in millions):

	13-Week Period Ended Sep. 28, 2024	13-Week Period Ended Sep. 30, 2023	Change in Dollars	% Change
Net earnings (GAAP)	$490	$503	$(13)	(2.6)%
Interest (GAAP)	160	134	26	19.4
Income taxes (GAAP)	152	160	(8)	(5.0)
Depreciation and amortization (GAAP)	235	206	29	14.1
EBITDA (Non-GAAP)	$1,037	$1,003	$34	3.4%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	$26	$19	$7	36.8%
Impact of acquisition-related costs (2)	6	2	4	NM
EBITDA adjusted for Certain Items (Non-GAAP) (3)	$1,069	$1,024	$45	4.4%
Other expense (income), net (4)	6	7	(1)	(14.3)
Depreciation and amortization, as adjusted (Non-GAAP) (5)	(202)	(177)	(25)	(14.1)
Operating income adjusted for Certain Items (Non-GAAP)	$873	$854	$19	2.2%

(1)
Fiscal 2025 and fiscal 2024 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2025 and fiscal 2024 include acquisition and due diligence costs.
(3)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $7 million and $12 million or non-cash stock compensation expense of $30 million and $24 million in fiscal 2025 and fiscal 2024, respectively.

(4)	Fiscal 2025 represents $6 million in GAAP other expense (income), net. Fiscal 2024 represents $7 million in GAAP other expense (income), net.
(5)	Fiscal 2025 includes $235 million in GAAP depreciation and amortization expense, less $33 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2024 includes $206 million in GAAP depreciation and amortization expense, less $29 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.
NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

We produced positive free cash flow of $8 million in the first 13 weeks of fiscal 2025, as compared to negative free cash flow of $73 million in the first 13 weeks of fiscal 2024. The improvement in free cash flow is attributable to an increase in proceeds from sales of plant and equipment and a decrease in capital expenditures, partially offset by a decrease in cash provided by operating activities. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 13 weeks of fiscal 2025 to the first 13 weeks of fiscal 2024 are provided.

	13-Week Period Ended Sep. 28, 2024	13-Week Period Ended Sep. 30, 2023
Source of cash (use of cash)	(In millions)
Net cash provided by operating activities (GAAP)	$53	$87
Additions to plant and equipment	(122)	(171)
Proceeds from sales of plant and equipment	77	11
Free Cash Flow (Non-GAAP) (1)	$8	$(73)

Acquisition of businesses, net of cash acquired	$—	$(219)
Debt borrowings (repayments), net	199	407
Stock repurchases	(108)	(100)
Dividends paid	(251)	(253)

(1)
Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2024 Form 10-K for discussions regarding this non-GAAP performance metric.

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. As of September 28, 2024, we had $733 million in cash and cash equivalents, approximately 85% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow. Due to our strong financial position, we believe we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. The remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper programs and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $53 million in cash flows from operations in the first 13 weeks of fiscal 2025, compared to cash flows from operations of $87 million in the first 13 weeks of fiscal 2024. In the first 13 weeks of fiscal 2025, these amounts included year-over-year unfavorable comparisons on working capital of $29 million due to unfavorable comparisons on accounts receivable and inventory, partially offset by a favorable comparison on accounts payable. Accrued expenses also had an unfavorable comparison, primarily related to accrued payroll in the first 13 weeks of fiscal 2025 in comparison to the first 13 weeks of fiscal 2024. Income taxes positively impacted cash flows from operations, as estimated payments made in the first 13 weeks of fiscal 2025 were lower compared to the first 13 weeks of fiscal 2024. Our first quarter is typically our lowest cash flow quarter of the fiscal year due to seasonality.

Tax relief provided by the IRS related to the effects of Hurricane Beryl that began on July 5, 2024 resulted in the deferral of approximately $28 million of fiscal 2024 U.S. federal extension payments to the third quarter of fiscal 2025. Our first and second quarter U.S. estimated payments will also be deferred to the third quarter of fiscal 2025.

Investing Activities

Our capital expenditures in the first 13 weeks of fiscal 2025 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 13 weeks of fiscal 2025 were $49 million lower than in the first 13 weeks of fiscal 2024 due to reduced spending in investments to advance our Recipe for Growth strategy.

The first 13 weeks of fiscal 2024 includes $219 million of cash paid for the acquisition of BIX Produce Company.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $29 million in the first 13 weeks of fiscal 2025, as compared to $17 million in the first 13 weeks of fiscal 2024. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased 1,439,652 shares for $108 million during the first 13 weeks of fiscal 2025 and intend to repurchase $1.0 billion in fiscal 2025. As of September 28, 2024, we had a remaining authorization of approximately $2.7 billion. We repurchased 20,413 additional shares for $2 million under our authorization through October 11, 2024.

Dividends paid in the first 13 weeks of fiscal 2025 were $251 million, or $0.51 per share, as compared to $253 million, or $0.50 per share, in the first 13 weeks of fiscal 2024. In August 2024, we declared our regular quarterly dividend for the first quarter of fiscal 2025 of $0.51 per share, which was paid in October 2024.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 7, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of September 28, 2024 are also disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of September 28, 2024, Sysco had a total of $10.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2024 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Sep. 28, 2024	Jun. 29, 2024
	(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$369	$428
Current assets	5,929	5,417
Total current assets	$6,298	$5,845
Notes receivable from non-obligor subsidiaries	$77	$78
Other noncurrent assets	4,827	4,714
Total noncurrent assets	$4,904	$4,792

LIABILITIES
Payables due to non-obligor subsidiaries	$216	$215
Other current liabilities	2,581	2,396
Total current liabilities	$2,797	$2,611
Notes payable to non-obligor subsidiaries	$402	$250
Long-term debt	11,505	11,276
Other noncurrent liabilities	1,413	1,334
Total noncurrent liabilities	$13,320	$12,860

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	13-Week Period Ended Sep. 28, 2024
(In millions)
Sales	$12,551
Gross profit	2,240
Operating income	683
Interest expense from non-obligor subsidiaries	20
Net earnings	399

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial position and results of operations. These require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting estimates and this related disclosure. Our most critical accounting estimates pertain to goodwill and intangible assets, income taxes and company-sponsored pension plans, which are described in Item 7 of our fiscal 2024 Form 10-K.

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

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this Form 10-Q and those discussed in Item 1A of our fiscal 2024 Form 10-K:

•the impact of geopolitical, economic and market conditions and developments, including the outcome of the U.S. presidential election;
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
•the impact and effects of natural disasters or adverse weather conditions, such as Hurricanes Helene and Milton;
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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our fiscal 2024 Form 10-K and in Item 1A of Part II of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our fiscal 2024 Form 10-K. There have been no significant changes to our market risks since June 29, 2024.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 28, 2024, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of our risk factors, see the section entitled “Risk Factors” in our 2024 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We made the following share repurchases during the first quarter of fiscal 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
June 30 - July 27	525,861	$71.71	525,861	—
Month #2
July 28 - August 24	419,415	75.69	419,415	—
Month #3
August 25 - September 28	494,376	77.06	494,376	—
Totals	1,439,652	$74.71	1,439,652	—

(1)	The total number of shares purchased includes no shares tendered by individuals in connection with stock option exercises Month #1, Month #2 and Month #3.
(2)
See the discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Equity Transactions” for additional information regarding Sysco’s share repurchase program.

On May 20, 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, in which the program will remain available until fully utilized.

We repurchased 1,439,652 shares for $108 million during fiscal 2025. As of September 28, 2024, we had a remaining authorization of approximately $2.7 billion. We repurchased 20,413 additional shares under our authorization through October 11, 2024.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Insider Trading Arrangements and Policies

The table below shows the plans or other arrangements adopted or terminated during the quarter ended September 28, 2024 providing for the purchase and/or sale of Sysco securities by Sysco’s directors and Section 16 officers:

Name	Title	Action	Date	Trading Arrangement		Number of Securities Covered	Expiration Date (3)
				Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Kevin Hourican	Chair of the Board and Chief Executive Officer	Adopt	August 28, 2024	X		75,019 shares to be sold	December 31, 2025
Neil Russell	Senior Vice President, Corporate Affairs and Chief Administrative Officer	Adopt	August 29, 2024	X		5,607 shares to be sold	December 31, 2025
Greg Bertrand	Executive Vice President, Global Chief Operating Officer	Adopt	August 29, 2024	X		149,789 shares to be sold	December 31, 2025

(1)	Intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).
(2)	Non-Rule Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
(3)	Each Plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the Plan have been executed; or (iii) such date the Plan is otherwise terminated according to its terms.

Item 6.  Exhibits

The exhibits listed on the Exhibit Index below are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—
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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated June 21, 2023, incorporated by reference to Exhibit 3.1 to the Form 10-K filed on June 23, 2023 (File No. 1-6544).

10.1†#	—	Sysco Corporation Annual Incentive Program (AIP) for Fiscal Year 2025 adopted effective July 31, 2024.

10.2†#	—	Form of Stock Option Grant Agreement (Fiscal Year 2025) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.3†#	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2025) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.4†#	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2025) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended June 29, 2024 filed on August 28, 2024 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: October 29, 2024	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and
Chief Executive Officer

Date: October 29, 2024	By:	/s/ KENNY K. CHEUNG
Kenny K. Cheung
Executive Vice President and
Chief Financial Officer

Date: October 29, 2024	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President and
Chief Accounting Officer