Form 10-Q
period 2024-12-28
SYSCO CORP
filed 2025-01-29
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
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

489,229,644 shares of common stock were outstanding as of January 10, 2025.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Dec. 28, 2024	Jun. 29, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$793	$696
Accounts receivable, less allowances of $99 and $54	5,298	5,324
Inventories	5,050	4,678
Prepaid expenses and other current assets	338	323
Income tax receivable	22	22
Total current assets	11,501	11,043
Plant and equipment at cost, less accumulated depreciation	5,589	5,497
Other long-term assets
Goodwill	5,144	5,153
Intangibles, less amortization	1,119	1,188
Deferred income taxes	441	445
Operating lease right-of-use assets, net	1,031	923
Other assets	493	668
Total other long-term assets	8,228	8,377
Total assets	$25,318	$24,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,842	$6,290
Accrued expenses	2,224	2,226
Accrued income taxes	140	131
Current operating lease liabilities	125	125
Current maturities of long-term debt	1,222	469
Total current liabilities	9,553	9,241
Long-term liabilities
Long-term debt	11,393	11,513
Deferred income taxes	337	345
Long-term operating lease liabilities	950	838
Other long-term liabilities	1,056	1,089
Total long-term liabilities	13,736	13,785
Noncontrolling interest	15	31
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765	765
Paid-in capital	1,965	1,908
Retained earnings	12,649	12,260
Accumulated other comprehensive loss	(1,396)	(1,339)
Treasury stock at cost, 275,706,546 and 273,416,685 shares	(11,969)	(11,734)
Total shareholders’ equity	2,014	1,860
Total liabilities and shareholders’ equity	$25,318	$24,917
Note: The June 29, 2024 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In millions, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 28, 2024	Dec. 30, 2023
Sales	$20,151	$19,288	$40,634	$38,908
Cost of sales	16,501	15,774	33,231	31,747
Gross profit	3,650	3,514	7,403	7,161
Operating expenses	2,938	2,814	5,884	5,657
Operating income	712	700	1,519	1,504
Interest expense	160	150	319	284
Other expense (income), net	19	5	25	12
Earnings before income taxes	533	545	1,175	1,208
Income taxes	127	130	279	289
Net earnings	$406	$415	$896	$919

Net earnings:
Basic earnings per share	$0.83	$0.82	$1.82	$1.82
Diluted earnings per share	0.82	0.82	1.82	1.81

Average shares outstanding	490,698,567	504,312,633	491,361,199	504,719,562
Diluted shares outstanding	492,803,849	505,929,342	493,294,914	506,499,390

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 28, 2024	Dec. 30, 2023
Net earnings	$406	$415	$896	$919
Other comprehensive income (loss):
Foreign currency translation adjustment	(257)	163	(89)	55
Items presented net of tax:
Currency translation adjustment as a result of disposition of a foreign subsidiary	2	—	2	—
Amortization of cash flow hedges	2	2	3	4
Change in net investment hedges	16	(17)	3	(17)
Change in cash flow hedges	6	(20)	(8)	7
Change in excluded components of fair value hedge	(2)	—	(2)	—
Amortization of actuarial loss	5	5	10	10
Net actuarial gain and other adjustments arising in current year	—	—	23	1
Change in marketable securities	(2)	4	1	3
Total other comprehensive income (loss)	(230)	137	(57)	63
Comprehensive income	$176	$552	$839	$982

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 28, 2024	765,174,900	$765	$1,925	$12,498	$(1,166)	274,104,348	$(11,815)	$2,207
Net earnings				406				406
Other comprehensive income (loss)					(230)			(230)
Dividends declared ($0.51 per common share)				(251)				(251)
Treasury stock purchases						2,489,576	(191)	(191)
Share-based compensation awards			40			(887,378)	37	77
Adjustments to redeemable non-controlling interest				(4)				(4)
Balance as of December 28, 2024	765,174,900	$765	$1,965	$12,649	$(1,396)	275,706,546	$(11,969)	$2,014

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 30, 2023	765,174,900	$765	$1,839	$11,561	$(1,327)	260,971,761	$(10,712)	$2,126
Net earnings				415				415
Other comprehensive income (loss)					137			137
Dividends declared ($0.50 per common share)				(252)				(252)
Treasury stock purchases						1,479,720	(100)	(100)
Share-based compensation awards			38			(978,662)	40	78
Balance as of December 30, 2023	765,174,900	$765	$1,877	$11,724	$(1,190)	261,472,819	$(10,772)	$2,404

See Notes to Consolidated Financial Statements

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2024	765,174,900	$765	$1,908	$12,260	$(1,339)	273,416,685	$(11,734)	$1,860
Net earnings				896				896
Other comprehensive income (loss)					(57)			(57)
Dividends declared ($1.02 per common share)				(503)				(503)
Treasury stock purchases			—			3,949,641	(300)	(300)
Share-based compensation awards			57			(1,659,780)	65	122
Adjustments to redeemable non-controlling interest				(4)				(4)
Balance as of December 28, 2024	765,174,900	$765	$1,965	$12,649	$(1,396)	275,706,546	$(11,969)	$2,014

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 1, 2023	765,174,900	$765	$1,815	$11,311	$(1,253)	260,062,834	$(10,629)	$2,009
Net earnings				919				919
Other comprehensive income (loss)					63			63
Dividends declared ($1.00 per common share)				(506)				(506)
Treasury stock purchases						2,862,667	(200)	(200)
Share-based compensation awards			62			(1,452,682)	57	119
Balance as of December 30, 2023	765,174,900	$765	$1,877	$11,724	$(1,190)	261,472,819	$(10,772)	$2,404

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In millions)

	26-Week Period Ended
	Dec. 28, 2024	Dec. 30, 2023
Cash flows from operating activities:
Net earnings	$896	$919
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	60	53
Depreciation and amortization	473	425
Operating lease asset amortization	68	59
Amortization of debt issuance and other debt-related costs	8	9
Deferred income taxes	(22)	(29)
Provision for losses on receivables	57	30
Other non-cash items	(88)	(4)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(83)	(25)
Increase in inventories	(394)	(98)
(Increase) decrease in prepaid expenses and other current assets	(3)	3
Decrease in accounts payable	(410)	(404)
(Decrease) increase in accrued expenses	(17)	17
Decrease in operating lease liabilities	(88)	(64)
Increase (decrease) in accrued income taxes	10	(55)
(Increase) decrease in other assets	(5)	22
Increase (decrease) in other long-term liabilities	36	(2)
Net cash provided by operating activities	498	856
Cash flows from investing activities:
Additions to plant and equipment	(333)	(347)
Proceeds from sales of plant and equipment	166	18
Acquisition of businesses, net of cash acquired	(40)	(1,175)
Purchase of marketable securities	(16)	(1)
Proceeds from sales of marketable securities	13	—
Other investing activities	6	—
Net cash used for investing activities	(204)	(1,505)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	459	500
Other debt borrowings including senior notes	3	1,133
Other debt repayments including senior notes	(91)	(188)
Proceeds from stock option exercises	67	57
Stock repurchases	(300)	(200)
Dividends paid	(503)	(506)
Other financing activities	—	(18)
Net cash (used for) provided by financing activities	(365)	778
Effect of exchange rates on cash, cash equivalents and restricted cash	(19)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(90)	130
Cash, cash equivalents and restricted cash at beginning of period	945	966
Cash, cash equivalents and restricted cash at end of period	$855	$1,096
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$322	$266
Income taxes, net of refunds (1)	285	372

(1)	Cash paid for income taxes, net for the 26 weeks ended December 28, 2024 includes $190 million of cash paid for the purchase of federal tax credits.

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

Our outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Dec. 28, 2024	Jun. 29, 2024
	(In millions)
Financed payment obligations	$91	$102

Accounts Receivable, Less Allowances

We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $2.2 billion and $1.3 billion for the second quarter of fiscal 2025 and 2024, respectively, and $4.1 billion and $2.4 billion for the first 26 weeks of fiscal 2025 and 2024, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $204 million and $173 million at December 28, 2024 and June 29, 2024, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.

Supplemental Cash Flow Information

The following table sets forth our reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Dec. 28, 2024	Dec. 30, 2023
	(In millions)
Cash and cash equivalents	$793	$962
Restricted cash (1)	62	134
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$855	$1,096

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth our non-cash investing and financing activities:

	Dec. 28, 2024	Dec. 30, 2023
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$204	$158
Assets obtained in exchange for finance lease obligations	38	52

Business Combinations

On November 27, 2023, Sysco consummated its acquisition of Edward Don & Company (Edward Don) through a merger between Edward Don and a wholly owned subsidiary of Sysco Corporation, in which Sysco acquired 100% of the members’ equity of the acquiree for cash consideration of $965 million. Edward Don is a leading distributor of foodservice equipment, supplies and disposables and has a robust supply chain that is expected to enable cost effective distribution of restaurant equipment and supplies across the Sysco network. The acquisition has allowed Sysco to add strategic capabilities and diversified offerings to complement its existing business and creates a specialty equipment and supplies platform that will provide better selection and service to customers.

During the second quarter of fiscal 2025, we completed the determination of the fair value of the assets acquired and liabilities assumed. We recorded certain measurement period adjustments during fiscal 2024 and 2025, none of which were individually or in aggregate material to our financial statements.

2. NEW ACCOUNTING STANDARDS

Recent Accounting Guidance Not Yet Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, (our fiscal 2025), and interim periods for our fiscal years beginning after December 15, 2024, (our first quarter of fiscal 2026), and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-07 on our disclosures.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses included within commonly presented income statement captions. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, (our fiscal 2028), and interim reporting periods beginning after December 15, 2027, (our first quarter of fiscal 2029). Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the effect of adopting ASU 2024-03 on our disclosures.

3. REVENUE

We recognize revenues when our performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.0 billion as of both December 28, 2024 and June 29, 2024.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Dec. 28, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$2,649	$547	$574	$—	$3,770
Canned and dry products	2,595	793	250	—	3,638
Frozen fruits, vegetables, bakery and other	2,037	704	355	—	3,096
Dairy products	1,584	412	153	—	2,149
Poultry	1,438	288	290	—	2,016
Fresh produce	1,330	275	74	—	1,679
Paper and disposables	1,009	130	201	13	1,353
Beverage products	362	181	156	20	719
Seafood	500	104	36	—	640
Equipment and smallwares (1)	267	54	6	121	448
Other (2)	273	240	21	109	643
Total Sales	$14,044	$3,728	$2,116	$263	$20,151

(1)	Due to the acquisition of Edward Don, “Equipment and smallwares” is now presented as a separate principal product category.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	13-Week Period Ended Dec. 30, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$2,601	$801	$229	$—	$3,631
Fresh and frozen meats	2,574	504	504	—	3,582
Frozen fruits, vegetables, bakery and other	1,996	682	316	—	2,994
Dairy products	1,449	388	141	—	1,978
Poultry	1,340	286	261	—	1,887
Fresh produce	1,309	265	66	—	1,640
Paper and disposables	971	130	189	14	1,304
Seafood	508	110	44	—	662
Beverage products	336	164	139	22	661
Equipment and smallwares (1)	164	53	6	114	337
Other (2)	246	214	19	133	612
Total Sales	$13,494	$3,597	$1,914	$283	$19,288

(1)	Due to the acquisition of Edward Don, “Equipment and smallwares” is now presented as a separate principal product category.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	26-Week Period Ended Dec. 28, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$5,256	$1,089	$1,108	$—	$7,453
Canned and dry products	5,273	1,630	497	—	7,400
Frozen fruits, vegetables, bakery and other	4,074	1,405	686	—	6,165
Dairy products	3,197	844	277	—	4,318
Poultry	2,950	576	586	—	4,112
Fresh produce	2,676	566	146	—	3,388
Paper and disposables	2,056	269	401	26	2,752
Beverage products	746	368	312	41	1,467
Seafood	1,047	217	71	—	1,335
Equipment and smallwares (1)	576	105	35	243	959
Other (2)	555	452	43	235	1,285
Total Sales	$28,406	$7,521	$4,162	$545	$40,634

(1)	Due to the acquisition of Edward Don, “Equipment and smallwares” is now presented as a separate principal product category.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	26-Week Period Ended Dec. 30, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$5,286	$1,633	$461	$—	$7,380
Fresh and frozen meats	5,144	1,023	984	—	7,151
Frozen fruits, vegetables, bakery and other	4,025	1,355	621	—	6,001
Dairy products	2,902	803	283	—	3,988
Poultry	2,702	576	535	—	3,813
Fresh produce	2,670	540	136	—	3,346
Paper and disposables	1,965	304	375	31	2,675
Seafood	1,086	235	87	—	1,408
Beverage products	698	335	286	45	1,364
Equipment and smallwares (1)	247	100	12	240	599
Other (2)	493	375	40	275	1,183
Total Sales	$27,218	$7,279	$3,820	$591	$38,908

(1)	Due to the acquisition of Edward Don, “Equipment and smallwares” is now presented as a separate principal product category.
(2)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

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

The following tables present our assets measured at fair value on a recurring basis as of December 28, 2024 and June 29, 2024:

	Assets Measured at Fair Value as of Dec. 28, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents
Cash and cash equivalents	$383	$—	$—	$383
Other assets (1)	62	—	—	62
Total assets at fair value	$445	$—	$—	$445

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jun. 29, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents
Cash and cash equivalents	$269	$—	$—	$269
Other assets (1)	249	—	—	249
Total assets at fair value	$518	$—	$—	$518

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of our total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a Level 2 measurement. The fair value of total debt was approximately $12.1 billion as of December 28, 2024 and $11.4 billion as of June 29, 2024, while the carrying value was $12.6 billion as of December 28, 2024 and $12.0 billion as of June 29, 2024.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 26 weeks of fiscal 2025.

The following table presents our available-for-sale marketable securities as of December 28, 2024 and June 29, 2024:

	Dec. 28, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$100	$—	$(3)	$97	$16	$81
Government bonds	34	—	(1)	33	—	33
Total marketable securities	$134	$—	$(4)	$130	$16	$114

	Jun. 29, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$98	$—	$(4)	$94	$24	$70
Government bonds	34	—	(2)	32	—	32
Total marketable securities	$132	$—	$(6)	$126	$24	$102

As of December 28, 2024, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Dec. 28, 2024
(In millions)
Due in one year or less	$16
Due after one year through five years	74
Due after five years	40
Total	$130

There were no significant realized gains or losses in marketable securities in the first 26 weeks of fiscal 2025.

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

Sysco has cross-currency swaps and foreign currency forwards designated as fair value hedges for the purpose of hedging foreign currency risk associated with changes in spot rates on foreign denominated intercompany loans and intercompany payables. Sysco has elected to exclude the changes in fair value of the forward points from the assessments of hedge effectiveness. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of the excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded as a component of accumulated other comprehensive income (loss) and recognized into earnings over the life of the hedged instrument. Except for the excluded components, changes in the fair value of the hedge are offset against changes in the fair value of the hedged assets or liabilities through earnings.

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

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of December 28, 2024 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500

Hedging of foreign currency risk
Various (December 2024 to April 2025)	Swedish Krona	378
Various (December 2024 to May 2025)	British Pound Sterling	20
April 2025	Canadian Dollar	180
June 2025	Canadian Dollar	137
January 2029	Euro	470

Hedging of fuel risk
Various (December 2024 to September 2026)	Gallons	77

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheets as of December 28, 2024 and June 29, 2024 are as follows:

		Derivative Fair Value
	Balance Sheet location	Dec. 28, 2024	Jun. 29, 2024
		(In millions)
Fair Value Hedges:
Interest rate swaps	Other assets	$—	$6
Interest rate swaps	Other current liabilities	—	1
Interest rate swaps	Other long-term liabilities	2	—
Cross currency swaps	Other current assets	—	2
Cross currency swaps	Other current liabilities	10	3
Foreign currency forwards	Other current assets	2	—

Cash Flow Hedges:
Fuel swaps	Other current assets	$—	$1
Foreign currency forwards	Other current liabilities	1	—
Fuel swaps	Other current liabilities	11	2
Fuel swaps	Other assets	—	1
Fuel swaps	Other long-term liabilities	2	—

Net Investment Hedges:
Cross currency swaps	Other current assets	$4	$4
Cross currency swaps	Other long-term liabilities	5	10

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 28, 2024	Dec. 30, 2023
	(In millions)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$179	$155	$344	$296
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$26	$(30)	$(6)	$(30)
Derivatives designated as hedging instruments	(32)	22	(8)	22
Cross currency swaps and foreign currency forwards:
Hedged items	$5	$(3)	$2	$—
Derivatives designated as hedging instruments	(6)	3	(2)	—

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 28, 2024	Dec. 30, 2023
	(In millions)
Interest expense	$(8)	$(3)	$(15)	$(3)
Increase (decrease) in fair value of debt	(34)	27	(9)	27
Foreign currency gain (loss)	5	(3)	2	—
Hedged items	$31	$(33)	$(4)	$(30)

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended December 28, 2024 and December 30, 2023, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 28, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$7	Operating expense	$3

Derivatives in net investment hedging relationships:
Cross currency contracts	$22	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(2)	Other expense (income)	$—

	13-Week Period Ended Dec. 30, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(24)	Operating expense	$1
Foreign currency contracts	(1)	Cost of sales / Other income	—
Total	$(25)		$1

Derivatives in net investment hedging relationships:
Cross currency contracts	$(22)	N/A	$—

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 26-week periods ended December 28, 2024 and December 30, 2023, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 28, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(11)	Operating expense	$5
Foreign currency contracts	(1)	Cost of sales / Other income	—
Total	$(12)		$5

Derivatives in net investment hedging relationships:
Cross currency contracts	$4	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(2)	Other expense (income)	$—

	26-Week Period Ended Dec. 30, 2023
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$10	Operating expense	$3
Foreign currency contracts	(1)	Cost of sales / Other income	—
Total	$9		$3

Derivatives in net investment hedging relationships:
Cross currency contracts	$(22)	N/A	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of December 28, 2024 are as follows:

	Dec. 28, 2024
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(489)	$3

The carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2024 is $498 million.

7. DEBT

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. As of December 28, 2024, there were no borrowings outstanding under this facility.

We have a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of December 28, 2024, there were $498 million in commercial paper issuances outstanding under this program. We also have a commercial paper program in Europe with borrowings not to exceed €250 million. As of December 28, 2024, there were €145 million (the equivalent of $151 million) in commercial paper issuances outstanding under this program.

The total carrying value of our debt was $12.6 billion as of December 28, 2024 and $12.0 billion as of June 29, 2024. The increase in the carrying value of our debt during the 26-week period ended December 28, 2024 was due to new commercial paper issuances and new leases in support of plant and equipment.

Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 28, 2024	Dec. 30, 2023
	(In millions, except for share and per share data)		(In millions, except for share and per share data)
Numerator:
Net earnings	$406	$415	$896	$919
Denominator:
Weighted-average basic shares outstanding	490,698,567	504,312,633	491,361,199	504,719,562
Dilutive effect of share-based awards	2,105,282	1,616,709	1,933,715	1,779,828
Weighted-average diluted shares outstanding	492,803,849	505,929,342	493,294,914	506,499,390
Basic earnings per share	$0.83	$0.82	$1.82	$1.82
Diluted earnings per share	$0.82	$0.82	$1.82	$1.81

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,161,000 and 6,451,000 for the second quarter of fiscal 2025 and 2024, respectively, and approximately 3,249,000 and 6,219,000 for the first 26 weeks of fiscal 2025 and 2024, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $176 million and $552 million for the second quarter of fiscal 2025 and fiscal 2024, respectively. Comprehensive income was $839 million and $982 million for the first 26 weeks of fiscal 2025 and 2024, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 28, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(257)	$—	$(257)
Currency translation adjustment as a result of disposition of a foreign subsidiary	Operating expense	2	—	2
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense, net	(2)	—	(2)
Change in cash flow hedges	Operating expenses (1)	7	1	6
Change in net investment hedges	N/A	22	6	16
Total other comprehensive income before reclassification adjustments		27	7	20
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2	—	2
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense, net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities (2)	N/A	(3)	(1)	(2)
Total other comprehensive income (loss)		$(222)	$8	$(230)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2025.

		13-Week Period Ended Dec. 30, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$163	$—	$163
Hedging instruments:
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	(25)	(5)	(20)
Change in net investment hedges	N/A	(22)	(5)	(17)
Total other comprehensive (loss) before reclassification adjustments		(47)	(10)	(37)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	3	1	2
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense, net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities (2)	N/A	4	—	4
Total other comprehensive income (loss)		$130	$(7)	$137

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the second quarter of fiscal 2024.

		26-Week Period Ended Dec. 28, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(89)	$—	$(89)
Currency translation adjustment as a result of disposition of a foreign subsidiary	Operating expense	2	—	2
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense, net	(2)	—	(2)
Change in cash flow hedges	Operating expenses (1)	(13)	(5)	(8)
Change in net investment hedges	N/A	4	1	3
Total other comprehensive (loss) before reclassification adjustments		(11)	(4)	(7)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	4	1	3
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain arising in the current year		31	8	23
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense, net	14	4	10
Total reclassification adjustments		14	4	10
Marketable securities:
Change in marketable securities (2)	N/A	1	—	1
Total other comprehensive income (loss)		$(48)	$9	$(57)

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2025.

		26-Week Period Ended Dec. 30, 2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$55	$—	$55
Hedging instruments:
Other comprehensive (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses (1)	9	2	7
Change in net investment hedges	N/A	(22)	(5)	(17)
Total other comprehensive (loss) before reclassification adjustments		(13)	(3)	(10)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	6	2	4
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain arising in the current year		1	—	1
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense, net	13	3	10
Total reclassification adjustments		13	3	10
Marketable securities:
Change in marketable securities (2)	N/A	3	—	3
Total other comprehensive income		$65	$2	$63

(1)	Amount partially impacts operating expense for fuel swaps accounted for as cash flow hedges.
(2)
Realized gains or losses on marketable securities are presented within other (income) expense, net in the consolidated results of operations; however, there were no significant gains or losses realized in the first 26 weeks of fiscal 2024.

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Dec. 28, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Sep. 28, 2024	$(239)	$(36)	$(889)	$(2)	$(1,166)
Equity adjustment from foreign currency translation	(257)	—	—	—	(257)
Currency translation adjustment as a result of disposition of a foreign subsidiary	2	—	—	—	2
Amortization of cash flow hedges	—	2	—	—	2
Change in net investment hedges	—	16	—	—	16
Change in cash flow hedges	—	6	—	—	6
Change in excluded component of fair value hedge	—	(2)	—	—	(2)
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Change in marketable securities	—	—	—	(2)	(2)
Balance as of Dec. 28, 2024	$(494)	$(14)	$(884)	$(4)	$(1,396)

	13-Week Period Ended Dec. 30, 2023
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Sep. 30, 2023	$(482)	$(3)	$(834)	$(8)	$(1,327)
Equity adjustment from foreign currency translation	163	—	—	—	163
Amortization of cash flow hedges	—	2	—	—	2
Change in net investment hedges	—	(17)	—	—	(17)
Change in cash flow hedges	—	(20)	—	—	(20)
Amortization of unrecognized prior service cost	—	—	—	—	—
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Change in marketable securities	—	—	—	4	4
Balance as of Dec. 30, 2023	$(319)	$(38)	$(829)	$(4)	$(1,190)

	26-Week Period Ended Dec. 28, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 29, 2024	$(407)	$(10)	$(917)	$(5)	$(1,339)
Equity adjustment from foreign currency translation	(89)	—	—	—	(89)
Currency translation adjustment as a result of disposition of a foreign subsidiary	2	—	—	—	2
Amortization of cash flow hedges	—	3	—	—	3
Change in net investment hedges	—	3	—	—	3
Change in cash flow hedges	—	(8)	—	—	(8)
Change in excluded component of fair value hedge	—	(2)	—	—	(2)
Amortization of unrecognized net actuarial losses	—	—	10	—	10
Net actuarial gain arising in the current year	—	—	23	—	23
Change in marketable securities	—	—	—	1	1
Balance as of Dec. 28, 2024	$(494)	$(14)	$(884)	$(4)	$(1,396)

	26-Week Period Ended Dec. 30, 2023
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jul. 1, 2023	$(374)	$(32)	$(840)	$(7)	$(1,253)
Equity adjustment from foreign currency translation	55	—	—	—	55
Amortization of cash flow hedges	—	4	—	—	4
Change in net investment hedges	—	(17)	—	—	(17)
Change in cash flow hedges	—	7	—	—	7
Amortization of unrecognized net actuarial losses	—	—	10	—	10
Net actuarial gain arising in the current year	—	—	1	—	1
Change in marketable securities	—	—	—	3	3
Balance as of Dec. 30, 2023	$(319)	$(38)	$(829)	$(4)	$(1,190)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 26 weeks of fiscal 2025, options to purchase 733,352 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2025 was $18.50.

In the first 26 weeks of fiscal 2025, employees were granted 466,716 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 26 weeks of fiscal 2025 was $82.63. The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 26 weeks of fiscal 2025, employees were granted 353,552 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 26 weeks of fiscal 2025 was $75.96.

Employee Stock Purchase Plan

Plan participants purchased 537,998 shares of common stock under the ESPP during the first 26 weeks of fiscal 2025. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.60 during the first 26 weeks of fiscal 2025. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $60 million and $53 million for the first 26 weeks of fiscal 2025 and fiscal 2024, respectively.

As of December 28, 2024, there was a total of $152 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.93 years.

11.  INCOME TAXES

Effective Tax Rate

The effective tax rate for both the second quarter and first 26 weeks of fiscal 2025 was 23.8%, which is higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

The effective tax rates for the second quarter and first 26 weeks of fiscal 2024 were 23.8% and 23.9%, respectively, which are higher than the company’s statutory tax rate primarily as a result of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

Uncertain Tax Positions

As of December 28, 2024, the gross amount of unrecognized tax benefit and related accrued interest was $35 million and $13 million, respectively. It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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
•International Foodservice Operations – includes operations outside of the U.S., which distribute a full line of food products and a wide variety of non-food products. The Americas primarily consists of operations in Canada, Bahamas, Costa Rica and Panama, as well as our export operations that distribute to international customers. Our European operations primarily consist of operations in the United Kingdom, France, Ireland and Sweden;
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

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 28, 2024	Dec. 30, 2023
Sales:	(In millions)		(In millions)
U.S. Foodservice Operations	$14,044	$13,494	$28,406	$27,218
International Foodservice Operations	3,728	3,597	7,521	7,279
SYGMA	2,116	1,914	4,162	3,820
Other	263	283	545	591
Total	$20,151	$19,288	$40,634	$38,908

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 28, 2024	Dec. 30, 2023
Operating income (loss):	(In millions)		(In millions)
U.S. Foodservice Operations	$834	$839	$1,742	$1,780
International Foodservice Operations	95	83	196	176
SYGMA	19	17	37	30
Other	4	8	12	20
Total segments	952	947	1,987	2,006
Global Support Center	(240)	(247)	(468)	(502)
Total operating income	712	700	1,519	1,504
Interest expense	160	150	319	284
Other expense, net	19	5	25	12
Earnings before income taxes	$533	$545	$1,175	$1,208

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 29, 2024, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024 (our “fiscal 2024 Form 10-K”), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

Highlights

Our second quarter of fiscal 2025 results included sales growth of 4.5% as compared to the second quarter of fiscal 2024 primarily due to U.S. Foodservice Operations volume growth and moderate inflation. Our gross profit grew 3.9% compared to the second quarter of fiscal 2024, due to volume growth and the effective management of product inflation. Operating income increased 1.7% as compared to the second quarter of fiscal 2024. Adjusted operating income increased 5.1% as compared to the second quarter of fiscal 2024 primarily due to continued positive momentum within our International Foodservice Operations. Our net earnings for the second quarter of fiscal 2025 decreased by $9 million as compared to the second quarter of fiscal 2024 due to increased restructuring and transformational project costs and acquisition-related costs. We consider these “Certain Item” expenses (as defined below). Excluding Certain Item expenses, adjusted net earnings increased by $9 million. See below for a comparison of our fiscal 2025 results to our fiscal 2024 results, both including and excluding Certain Items.

Comparisons of results from the second quarter of fiscal 2025 to the second quarter of fiscal 2024 are presented below:

•Sales:
◦increased 4.5%, or $863 million, to $20.2 billion;
•Operating income:
◦increased 1.7%, or $12 million, to $712 million;
◦adjusted operating income increased 5.1%, or $38 million, to $783 million;
•Net earnings:
◦decreased 2.2%, or $9 million, to $406 million;
◦adjusted net earnings increased 2.0%, or $9 million, to $458 million;
•Basic earnings per share:
◦increased 1.2%, or $0.01, to $0.83 per share;
•Diluted earnings per share:
◦unchanged, at $0.82 per share;
◦adjusted diluted earnings per share increased 4.5%, or $0.04, to $0.93;
•EBITDA:
◦increased 1.9%, or $17 million, to $931 million; and
◦adjusted EBITDA increased 4.4%, or $41 million, to $969 million.

Comparisons of results from the first 26 weeks of fiscal 2025 to the first 26 weeks of fiscal 2024 are presented below:

•Sales:
◦increased 4.4%, or $1.7 billion, to $40.6 billion;
•Operating income:
◦increased 1.0%, or $15 million, to $1.5 billion;
◦adjusted operating income increased 3.5%, or $56 million, to $1.7 billion;
•Net earnings:
◦decreased 2.5%, or $23 million, to $896 million;
◦adjusted net earnings increased 0.6%, or $6 million, to $997 million;
•Basic earnings per share:
◦unchanged, at $1.82 per share;
•Diluted earnings per share:
◦increased 0.6%, or $0.01, to $1.82 per share; and
◦adjusted diluted earnings per share increased 3.1%, or $0.06, to $2.02;
•EBITDA:
◦increased 2.6%, or $50 million, to $2.0 billion; and
◦adjusted EBITDA increased 4.4%, or $85 million, to $2.0 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove: (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions.

The fiscal 2025 and fiscal 2024 items discussed above are collectively referred to as “Certain Items.” The results of our operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our results on a constant currency basis.

Trends

Economic and Industry Trends

Foot traffic to restaurants decreased approximately 2% for the second quarter of fiscal 2025, which represents a moderate improvement compared to the decrease of 3.6% experienced in the first quarter of fiscal 2025. We expect to see continued improvements in foot traffic trends in the second half of fiscal 2025. Despite the current macroeconomic landscape, we expect to grow both sales and net earnings in fiscal 2025. We believe the food-away-from-home sector is a healthy long-term growth market, and Sysco is diversified and well positioned as a market leader in food service.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. We experienced a 1.4% and 2.1% improvement in U.S. Foodservice Operations case volume in the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024. Our volume growth was primarily attributable to national volume growth of 4.3% and 4.9% in the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024. Our volume reflects our broadline and specialty businesses, except for our specialty meats business, which measures its volume in pounds.

We experienced inflation at a rate of 2.1% in the second quarter of fiscal 2025, at the total enterprise level, primarily driven by inflation in the dairy and poultry categories. We continued to be successful in managing this inflation, resulting in an increase in gross profit dollars. Gross margin decreased 11 and 18 basis points in the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024, primarily due to a shift in our customer mix driven by national volume growth, a decrease in Sysco brand penetration, and the timing of benefits from strategic sourcing initiatives.

Operating Expense Trends

Total operating expenses increased 4.4% and 4.0% during the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024. Total adjusted operating expenses increased 3.5% and 3.3% during the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024. Operating expenses increased primarily due to an increase in volumes. In addition, higher pay-related expenses, which includes investments in our business, including sales professionals, and depreciation expense related to new facilities also resulted in an increase in operating expenses in the second quarter and first 26 weeks of fiscal 2025. Adjusted operating expenses were 14.2% of sales during both the second quarter and first 26 weeks of fiscal 2025, which is a 13-basis point and 15-basis point improvement from the second quarter and first 26 weeks of fiscal 2024, respectively, due to supply chain and Global Support Center efficiencies and gains from sale leaseback transactions.

Divestitures

In the second quarter of fiscal 2025, we sold our interest in our joint venture partnership in Mexico, which was a part of our International Foodservice Operations. This operation was not significant to Sysco’s business, and the divestiture will facilitate our efforts to improve our return on invested capital position.

Mergers and Acquisitions

In the second quarter of fiscal 2025, we acquired Campbells Prime Meat, a leading specialty meat business based in Scotland. By combining the Campbells Prime Meat product offering with our broadline business, this acquisition provides a strategic opportunity to enable total team selling in this region. This company’s results are included within International Foodservice Operations and were not material to our results for the second quarter and first 26 weeks of fiscal 2025.

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

Our business transformation initiatives are progressing, which include promoting our specialty programs for produce, protein and Italian products, and our customer growth initiatives. From these actions, as a part of our Recipe for Growth, the benefits of our developing capabilities are apparent in the new customers we are winning and in the progress we are making toward increasing market share. We expect that, as our Recipe for Growth matures, the impact on our top-line growth will deliver profitable and consistent growth.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 28, 2024	Dec. 30, 2023
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.9	81.8	81.8	81.6
Gross profit	18.1	18.2	18.2	18.4
Operating expenses	14.6	14.6	14.5	14.5
Operating income	3.5	3.6	3.7	3.9
Interest expense	0.8	0.8	0.8	0.8
Other expense (income), net	0.1	—	—	—
Earnings before income taxes	2.6	2.8	2.9	3.1
Income taxes	0.6	0.6	0.7	0.7
Net earnings	2.0%	2.2%	2.2%	2.4%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
	Dec. 28, 2024	Dec. 28, 2024
Sales	4.5%	4.4%
Cost of sales	4.6	4.7
Gross profit	3.9	3.4
Operating expenses	4.4	4.0
Operating income	1.7	1.0
Interest expense	6.7	12.3
Other expense (income), net (1) (2)	280.0	108.3
Earnings before income taxes	(2.2)	(2.7)
Income taxes	(2.3)	(3.5)
Net earnings	(2.2)%	(2.5)%
Basic earnings per share	1.2%	—%
Diluted earnings per share	—	0.6
Average shares outstanding	(2.7)	(2.6)
Diluted shares outstanding	(2.6)	(2.6)

(1)	Other expense (income), net was expense of $19 million and $5 million in the second quarter of fiscal 2025 and fiscal 2024, respectively.
(2)	Other expense (income), net was expense of $25 million and $12 million in the first 26 weeks of fiscal 2025 and fiscal 2024, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Dec. 28, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$14,044	$3,728	$2,116	$263	$—	$20,151
Sales increase (decrease)	4.1%	3.6%	10.6%	(7.1)%		4.5%
Percentage of total	69.7%	18.5%	10.5%	1.3%		100.0%

Operating income (loss)	$834	$95	$19	$4	$(240)	$712
Operating income (loss) increase (decrease)	(0.6)%	14.5%	11.8%	(50.0)%	(2.8)%	1.7%
Percentage of total segments	87.6%	10.0%	2.0%	0.4%		100.0%
Operating income as a percentage of sales	5.9%	2.5%	0.9%	1.5%		3.5%

	13-Week Period Ended Dec. 30, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$13,494	$3,597	$1,914	$283	$—	$19,288
Percentage of total	70.0%	18.6%	9.9%	1.5%		100.0%

Operating income (loss)	$839	$83	$17	$8	$(247)	$700
Percentage of total segments	88.6%	8.8%	1.7%	0.9%		100.0%
Operating income as a percentage of sales	6.2%	2.3%	0.9%	3.0%		3.6%

	26-Week Period Ended Dec. 28, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$28,406	$7,521	$4,162	$545	$—	$40,634
Sales increase (decrease)	4.4%	3.3%	9.0%	(7.8)%		4.4%
Percentage of total	69.9%	18.5%	10.2%	1.4%		100.0%

Operating income (loss)	$1,742	$196	$37	$12	$(468)	$1,519
Operating income (loss) increase (decrease)	(2.1)%	11.4%	23.3%	(40.0)%	(6.8)%	1.0%
Percentage of total segments	87.6%	9.9%	1.9%	0.6%		100.0%
Operating income as a percentage of sales	6.1%	2.6%	0.9%	2.2%		3.7%

	26-Week Period Ended Dec. 30, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$27,218	$7,279	$3,820	$591	$—	$38,908
Percentage of total	70.0%	18.7%	9.8%	1.5%		100.0%

Operating income (loss)	$1,780	$176	$30	$20	$(502)	$1,504
Percentage of total segments	88.7%	8.8%	1.5%	1.0%		100.0%
Operating income as a percentage of sales	6.5%	2.4%	0.8%	3.4%		3.9%

Based on information in Note 13, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 88.2% and 88.4% of Sysco’s overall sales in the second quarter and first 26 weeks of fiscal 2025, respectively. U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 97.6% and 97.5% of total segment operating income, in the second quarter and first 26 weeks of fiscal 2025, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 28, 2024	13-Week Period Ended Dec. 30, 2023	Change in Dollars	% Change
	(Dollars in millions)
Sales	$14,044	$13,494	$550	4.1%
Gross profit	2,654	2,578	76	2.9
Operating expenses	1,820	1,739	81	4.7
Operating income	$834	$839	$(5)	(0.6)%

Gross profit	$2,654	$2,578	$76	2.9%
Adjusted operating expenses (Non-GAAP)	1,795	1,727	68	3.9
Adjusted operating income (Non-GAAP)	$859	$851	$8	0.9%

	26-Week Period Ended Dec. 28, 2024	26-Week Period Ended Dec. 30, 2023	Change in Dollars	% Change
	(Dollars in millions)
Sales	$28,406	$27,218	$1,188	4.4%
Gross profit	5,401	5,262	139	2.6
Operating expenses	3,659	3,482	177	5.1
Operating income	$1,742	$1,780	$(38)	(2.1)%

Gross profit	$5,401	$5,262	$139	2.6%
Adjusted operating expenses (Non-GAAP)	3,616	3,458	158	4.6
Adjusted operating income (Non-GAAP)	$1,785	$1,804	$(19)	(1.1)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume (1)	1.4%	$195	1.8%	$506
Inflation	2.7	363	2.6	708
Other (2)	—	(8)	—	(26)
Total change in sales	4.1%	$550	4.4%	$1,188

(1)
Case volumes increased 1.4% and 2.1% compared to the second quarter and first 26 weeks of fiscal 2024, respectively. This volume increase resulted in a 1.4% and 1.8% increase in the dollar value of sales compared to the second quarter and first 26 weeks of fiscal 2024, respectively.

(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from these operations are included within “Other.”

The sales growth in our U.S. Foodservice Operations was driven by higher inflation and volume growth, inclusive of benefits from acquisitions. Case volumes from our U.S. Foodservice Operations increased 1.4% and 2.1% in the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024. This included a 0.9% decrease in local customer case volume in the second quarter of fiscal 2025 and a 0.3% decrease in the first 26 weeks of fiscal 2025. Our Edward Don acquisition, completed in the second quarter of fiscal 2024, positively impacted volumes by 1.6% and local volumes by 1.0% in the second quarter of fiscal 2025. Our national customer volume has grown faster than local customer volume and is the result of contract renewals with existing customers and the addition of new customers.

Operating Income

The decrease in operating income for the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024, was driven by an increase in operating expenses, partially offset by gross profit dollar growth and case volume growth, inclusive of benefits from acquisitions.

Gross profit dollar growth in the second quarter and first 26 weeks of fiscal 2025, as compared to the second quarter and first 26 weeks of fiscal 2024, was driven primarily by case volume growth as a result of acquisitions and effective management of product cost fluctuations. The estimated change in product costs, an internal measure of inflation or deflation, increased in the second quarter and first 26 weeks of fiscal 2025. Gross margin, which is gross profit as a percentage of sales, was 18.9% and 19.0% in the second quarter and first 26 weeks of fiscal 2025, respectively, for our U.S. Foodservice Operations, which was a decrease of 20 basis points compared to gross margin of 19.1% in the second quarter of fiscal 2024, and a decrease of 32 basis points compared to a gross margin of 19.3% in the first 26 weeks of fiscal 2024, primarily due to a change in customer mix, a decrease in Sysco brand penetration, and timing of benefits from strategic sourcing initiatives.

The increase in operating expenses for the second quarter and first 26 weeks of fiscal 2025, as compared to the second quarter and first 26 weeks of fiscal 2024, was primarily driven by increases in colleague-related costs and freight costs, which are largely correlated with the increase in volumes, depreciation expense, and bad debt expense, partially offset by gains related to sale leaseback transactions.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 28, 2024	13-Week Period Ended Dec. 30, 2023	Change in Dollars	% Change
	(Dollars in millions)
Sales	$3,728	$3,597	$131	3.6%
Gross profit	760	708	52	7.3
Operating expenses	665	625	40	6.4
Operating income	$95	$83	$12	14.5%

Gross profit	$760	$708	$52	7.3%
Adjusted operating expenses (Non-GAAP)	631	606	25	4.1
Adjusted operating income (Non-GAAP)	$129	$102	$27	26.5%

Sales on a constant currency basis (Non-GAAP)	$3,748	$3,597	$151	4.2%
Gross profit on a constant currency basis (Non-GAAP)	760	708	52	7.3
Adjusted operating expenses on a constant currency basis (Non-GAAP)	630	606	24	4.0
Adjusted operating income on a constant currency basis (Non-GAAP)	$130	$102	$28	27.5%

	26-Week Period Ended Dec. 28, 2024	26-Week Period Ended Dec. 30, 2023	Change in Dollars	% Change
	(Dollars in millions)
Sales	$7,521	$7,279	$242	3.3%
Gross profit	1,534	1,440	94	6.5
Operating expenses	1,338	1,264	74	5.9
Operating income	$196	$176	$20	11.4%

Gross profit	$1,534	$1,440	$94	6.5%
Adjusted operating expenses (Non-GAAP)	1,275	1,222	53	4.3
Adjusted operating income (Non-GAAP)	$259	$218	$41	18.8%

Sales on a constant currency basis (Non-GAAP)	$7,536	$7,279	$257	3.5%
Gross profit on a constant currency basis (Non-GAAP)	1,530	1,440	90	6.3
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,270	1,222	48	3.9
Adjusted operating income on a constant currency basis (Non-GAAP)	$260	$218	$42	19.3%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	1.1%	$39	1.1%	$80
Foreign currency	(0.6)	(20)	(0.2)	(15)
Other (1)	3.1	112	2.4	177
Total change in sales	3.6%	$131	3.3%	$242

(1)	The impact of volumes as a component of sales growth from international operations are included within “Other.”

Sales for the second quarter and first 26 weeks of fiscal 2025 were higher, as compared to the second quarter and first 26 weeks of fiscal 2024, due to an improvement in volume and higher inflation.

Operating Income

The increase in operating income for the second quarter and first 26 weeks of fiscal 2025, as compared to the second quarter and first 26 weeks of fiscal 2024, was primarily due to growth in local case volumes, success in our strategic sourcing program, and positive contributions from our recent mergers and acquisitions efforts, partially offset by an increase in operating expenses.

The increase in gross profit dollars in the second quarter and first 26 weeks of fiscal 2025, as compared to the second quarter and first 26 weeks of fiscal 2024, was attributable to increases in sales volumes, success in our strategic sourcing program, and positive contributions from our recent mergers and acquisitions efforts.

The increase in operating expenses for the second quarter and first 26 weeks of fiscal 2025, as compared to the second quarter and first 26 weeks of fiscal 2024, was primarily driven by increases in colleague-related costs and freight costs, which are largely correlated with the increase in volumes, depreciation expense, and other miscellaneous costs.

Results of SYGMA and Other Segment

For SYGMA, sales were 10.6% and 9.0% higher in the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024, primarily driven by the growth of new customers. Operating income increased by $2 million and $7 million in the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024, primarily due to the growth of new customers and the improvement of profits from strengthening productivity.

For the operations that are grouped within Other, operating income decreased $4 million and $8 million in the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024. The operations of this group primarily consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the second quarter of fiscal 2025 decreased $5 million, or 2.0%, as compared to the second quarter of fiscal 2024, primarily due to decreases in colleague-related costs, fuel hedging program expenses, and other miscellaneous costs. These expenses in the first 26 weeks of fiscal 2025 decreased $35 million, or 6.9%, as compared to the first 26 weeks of fiscal 2024, primarily due to decreases in colleague-related costs and fuel hedging program expenses.

Included in Global Support Center expenses are Certain Items that totaled $12 million and $30 million in the second quarter and first 26 weeks of fiscal 2025, as compared to $14 million and $29 million in the second quarter and first 26 weeks of fiscal 2024, respectively. Certain Items impacting the second quarter and first 26 of fiscal 2025 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the second quarter and first 26 weeks of fiscal 2024 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions.

Interest Expense

Interest expense increased $10 million and $35 million for the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024. The increase was primarily due to interest on new senior notes that were issued in the second quarter of fiscal 2024, as well as an increase in outstanding commercial paper balances.

Net Earnings

Net earnings decreased 2.2% and 2.5% in the second quarter and first 26 weeks of fiscal 2025, respectively, as compared to the second quarter and first 26 weeks of fiscal 2024, primarily due to the items noted above for operating income, and interest expense, as well as items impacting our income taxes that are discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 2.0% and 0.6% in the second quarter and first 26 weeks of fiscal 2025, respectively, primarily due to an increase in sales volume.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2025 were $0.83, a 1.2% increase from the comparable prior year period amount of $0.82 per share. Diluted earnings per share in the second quarter of fiscal 2025 were $0.82, which is unchanged from the comparable prior year period amount of $0.82 per share. Adjusted diluted earnings per share, excluding Certain Items, in the second quarter of fiscal 2025 were $0.93, a 4.5% increase from the comparable prior year amount of $0.89 per share.

Basic earnings per share in the first 26 weeks of fiscal 2025 were $1.82, which is unchanged from the comparable prior year amount of $1.82 per share. Diluted earnings per share in the first 26 weeks of fiscal 2025 were $1.82, a 0.6% increase from the comparable prior year period amount of $1.81 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 26 weeks of fiscal 2025 were $2.02, a 3.1% increase from the comparable prior year amount of $1.96 per share.

Non-GAAP Reconciliations

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove: (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions.

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

	13-Week Period Ended Dec. 28, 2024	13-Week Period Ended Dec. 30, 2023	Change in Dollars	%/bps Change
Sales (GAAP)	$20,151	$19,288	$863	4.5%
Impact of currency fluctuations (1)	21		21	0.1
Comparable sales using a constant currency basis (Non-GAAP)	$20,172	$19,288	$884	4.6%

Cost of sales (GAAP)	$16,501	$15,774	$727	4.6%

Gross profit (GAAP)	$3,650	$3,514	$136	3.9%
Impact of currency fluctuations (1)	1		1	—
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,651	$3,514	$137	3.9%

Gross margin (GAAP)	18.11%	18.22%		-11 bps
Impact of currency fluctuations (1)	(0.01)			-1 bp
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.10%	18.22%		-12 bps

Operating expenses (GAAP)	$2,938	$2,814	$124	4.4%
Impact of restructuring and transformational project costs (2)	(31)	(14)	(17)	NM
Impact of acquisition-related costs (3)	(40)	(31)	(9)	(29.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,867	2,769	98	3.5
Impact of currency fluctuations (1)	(1)		(1)	—
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,866	$2,769	$97	3.5%

	13-Week Period Ended Dec. 28, 2024	13-Week Period Ended Dec. 30, 2023	Change in Dollars	%/bps Change
Operating expense as a percentage of sales (GAAP)	14.58%	14.59%		-1 bp
Impact of certain item adjustments	(0.35)	(0.23)		-12 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.23%	14.36%		-13 bps

Operating income (GAAP)	$712	$700	$12	1.7%
Impact of restructuring and transformational project costs (2)	31	14	17	NM
Impact of acquisition-related costs (3)	40	31	9	29.0
Operating income adjusted for Certain Items (Non-GAAP)	783	745	38	5.1
Impact of currency fluctuations (1)	2		2	0.3
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$785	$745	$40	5.4%

Operating margin (GAAP)	3.53%	3.63%		-10 bps
Operating margin adjusted for Certain Items (Non-GAAP)	3.89%	3.86%		3 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.89%	3.86%		3 bps

Net earnings (GAAP)	$406	$415	$(9)	(2.2)%
Impact of restructuring and transformational project costs (2)	31	14	17	NM
Impact of acquisition-related costs (3)	40	31	9	29.0
Tax impact of restructuring and transformational project costs (4)	(8)	(3)	(5)	NM
Tax impact of acquisition-related costs (4)	(11)	(8)	(3)	(37.5)
Net earnings adjusted for Certain Items (Non-GAAP)	$458	$449	$9	2.0%

Diluted earnings per share (GAAP)	$0.82	$0.82	$—	—%
Impact of restructuring and transformational project costs (2)	0.06	0.03	0.03	100.0
Impact of acquisition-related costs (3)	0.08	0.06	0.02	33.3
Tax impact of restructuring and transformational project costs (4)	(0.02)	(0.01)	(0.01)	(100.0)
Tax impact of acquisition-related costs (4)	(0.02)	(0.02)	—	—
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$0.93	$0.89	$0.04	4.5%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2025 includes $12 million related to restructuring and severance charges and $19 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2024 includes $2 million related to restructuring and severance charges and $11 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(3)
Fiscal 2025 includes $32 million of intangible amortization expense and $8 million in acquisition and due diligence costs. Fiscal 2024 includes $29 million of intangible amortization expense and $2 million in acquisition and due diligence costs.

(4)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(5)	Individual components of diluted earnings per share may not equal the total presented when added due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM	Represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 28, 2024	26-Week Period Ended Dec. 30, 2023	Change in Dollars	%/bps Change
Sales (GAAP)	$40,634	$38,908	$1,726	4.4%
Impact of currency fluctuations (1)	16		16	0.1
Comparable sales using a constant currency basis (Non-GAAP)	$40,650	$38,908	$1,742	4.5%

Cost of sales (GAAP)	$33,231	$31,747	$1,484	4.7%

Gross profit (GAAP)	$7,403	$7,161	$242	3.4%
Impact of currency fluctuations (1)	(4)		(4)	(0.1)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$7,399	$7,161	$238	3.3%

Gross margin (GAAP)	18.22%	18.40%		-18 bps
Impact of currency fluctuations (1)	(0.02)			-2 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.20%	18.40%		-20 bps

Operating expenses (GAAP)	$5,884	$5,657	$227	4.0%
Impact of restructuring and transformational project costs (2)	(57)	(33)	(24)	(72.7)
Impact of acquisition-related costs (3)	(79)	(62)	(17)	(27.4)
Operating expenses adjusted for Certain Items (Non-GAAP)	5,748	5,562	186	3.3
Impact of currency fluctuations (1)	(6)		(6)	(0.1)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$5,742	$5,562	$180	3.2%

Operating expense as a percentage of sales (GAAP)	14.48%	14.54%		-6 bps
Impact of certain item adjustments	(0.33)	(0.24)		-9 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.15%	14.30%		-15 bps

Operating income (GAAP)	$1,519	$1,504	$15	1.0%
Impact of restructuring and transformational project costs (2)	57	33	24	72.7
Impact of acquisition-related costs (3)	79	62	17	27.4
Operating income adjusted for Certain Items (Non-GAAP)	1,655	1,599	56	3.5
Impact of currency fluctuations (1)	2		2	0.1
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,657	$1,599	$58	3.6%

Net earnings (GAAP)	$896	$919	$(23)	(2.5)%
Impact of restructuring and transformational project costs (2)	57	33	24	72.7
Impact of acquisition-related costs (3)	79	62	17	27.4
Tax impact of restructuring and transformational project costs (4)	(15)	(8)	(7)	(87.5)
Tax impact of acquisition-related costs (4)	(20)	(15)	(5)	(33.3)
Net earnings adjusted for Certain Items (Non-GAAP)	$997	$991	$6	0.6%

Diluted earnings per share (GAAP)	$1.82	$1.81	$0.01	0.6%
Impact of restructuring and transformational project costs (2)	0.12	0.07	0.05	71.4
Impact of acquisition-related costs (3)	0.16	0.12	0.04	33.3

	26-Week Period Ended Dec. 28, 2024	26-Week Period Ended Dec. 30, 2023	Change in Dollars	%/bps Change
Tax impact of restructuring and transformational project costs (4)	(0.03)	(0.02)	(0.01)	(50.0)
Tax impact of acquisition-related costs (4)	(0.04)	(0.03)	(0.01)	(33.3)
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$2.02	$1.96	$0.06	3.1%

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2025 includes $16 million related to restructuring and severance charges and $41 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2024 includes $8 million related to restructuring and severance charges and $25 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(3)
Fiscal 2025 includes $65 million of intangible amortization expense and $14 million in acquisition and due diligence costs. Fiscal 2024 includes $57 million of intangible amortization expense and $5 million in acquisition and due diligence costs.

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

NM	Represents that the percentage change is not meaningful.

	13-Week Period Ended Dec. 28, 2024	13-Week Period Ended Dec. 30, 2023	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,820	$1,739	$81	4.7%
Impact of restructuring and transformational project costs (1)	(5)	—	(5)	NM
Impact of acquisition-related costs (2)	(20)	(12)	(8)	(66.7)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,795	$1,727	$68	3.9%

Operating income (GAAP)	$834	$839	$(5)	(0.6)%
Impact of restructuring and transformational project costs (1)	5	—	5	NM
Impact of acquisition-related costs (2)	20	12	8	66.7
Operating income adjusted for Certain Items (Non-GAAP)	$859	$851	$8	0.9%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,728	$3,597	$131	3.6%
Impact of currency fluctuations (3)	20		20	0.6
Comparable sales using a constant currency basis (Non-GAAP)	$3,748	$3,597	$151	4.2%

Gross profit (GAAP)	$760	$708	$52	7.3%
Impact of currency fluctuations (3)	—		—	—
Comparable gross profit using a constant currency basis (Non-GAAP)	$760	$708	$52	7.3%

Gross margin (GAAP)	20.39%	19.68%		71 bps
Impact of currency fluctuations (3)	(0.11)			-11 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.28%	19.68%		60 bps

Operating expenses (GAAP)	$665	$625	$40	6.4%
Impact of restructuring and transformational project costs (4)	(15)	(2)	(13)	NM
Impact of acquisition-related costs (5)	(19)	(17)	(2)	(11.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	631	606	25	4.1
Impact of currency fluctuations (3)	(1)		(1)	(0.1)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$630	$606	$24	4.0%

Operating income (GAAP)	$95	$83	$12	14.5%
Impact of restructuring and transformational project costs (4)	15	2	13	NM
Impact of acquisition-related costs (5)	19	17	2	11.8
Operating income adjusted for Certain Items (Non-GAAP)	129	102	27	26.5
Impact of currency fluctuations (3)	1		1	1.0
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$130	$102	$28	27.5%

SYGMA
Operating expenses (GAAP)	$144	$132	$12	9.1%
Operating income (GAAP)	19	17	2	11.8

OTHER
Operating expenses (GAAP)	$61	$65	$(4)	(6.2)%
Operating income (GAAP)	4	8	(4)	(50.0)

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$8	$6	$2	33.3%

	13-Week Period Ended Dec. 28, 2024	13-Week Period Ended Dec. 30, 2023	Change in Dollars	%/bps Change
Operating expenses (GAAP)	$248	$253	$(5)	(2.0)%
Impact of restructuring and transformational project costs (6)	(11)	(12)	1	8.3
Impact of acquisition-related costs (7)	(1)	(2)	1	50.0
Operating expenses adjusted for Certain Items (Non-GAAP)	$236	$239	$(3)	(1.3)%

Operating loss (GAAP)	$(240)	$(247)	$7	2.8%
Impact of restructuring and transformational project costs (6)	11	12	(1)	(8.3)
Impact of acquisition-related costs (7)	1	2	(1)	(50.0)
Operating loss adjusted for Certain Items (Non-GAAP)	$(228)	$(233)	$5	2.1%

(1)	Primarily represents severance and transformation initiative costs.
(2)	Fiscal 2025 and fiscal 2024 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation costs primarily in Europe.
(5)	Primarily represents intangible amortization expense and acquisition costs.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 28, 2024	26-Week Period Ended Dec. 30, 2023	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$3,659	$3,482	$177	5.1%
Impact of restructuring and transformational project costs (1)	(11)	—	(11)	NM
Impact of acquisition-related costs (2)	(32)	(24)	(8)	(33.3)
Operating expenses adjusted for Certain Items (Non-GAAP)	$3,616	$3,458	$158	4.6%

Operating income (GAAP)	$1,742	$1,780	$(38)	(2.1)%
Impact of restructuring and transformational project costs (1)	11	—	11	NM
Impact of acquisition-related costs (2)	32	24	8	33.3
Operating income adjusted for Certain Items (Non-GAAP)	$1,785	$1,804	$(19)	(1.1)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$7,521	$7,279	$242	3.3%
Impact of currency fluctuations (3)	15		15	0.2
Comparable sales using a constant currency basis (Non-GAAP)	$7,536	$7,279	$257	3.5%

Gross profit (GAAP)	$1,534	$1,440	$94	6.5%
Impact of currency fluctuations (3)	(4)		(4)	(0.2)
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,530	$1,440	$90	6.3%

Gross margin (GAAP)	20.40%	19.78%		62 bps
Impact of currency fluctuations (3)	(0.10)			-10 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.30%	19.78%		52 bps

Operating expenses (GAAP)	$1,338	$1,264	$74	5.9%
Impact of restructuring and transformational project costs (4)	(26)	(8)	(18)	NM
Impact of acquisition-related costs (5)	(37)	(34)	(3)	(8.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	1,275	1,222	53	4.3
Impact of currency fluctuations (3)	(5)		(5)	(0.4)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,270	$1,222	$48	3.9%

Operating income (GAAP)	$196	$176	$20	11.4%
Impact of restructuring and transformational project costs (4)	26	8	18	NM
Impact of acquisition-related costs (5)	37	34	3	8.8
Operating income adjusted for Certain Items (Non-GAAP)	259	218	41	18.8
Impact of currency fluctuations (3)	1		1	0.5
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$260	$218	$42	19.3%

SYGMA
Sales (GAAP)	$4,162	$3,820	$342	9.0%
Gross profit (GAAP)	326	302	24	7.9
Gross margin (GAAP)	7.83%	7.91%		-8 bps

	26-Week Period Ended Dec. 28, 2024	26-Week Period Ended Dec. 30, 2023	Change in Dollars	%/bps Change
Operating expenses (GAAP)	$289	$272	$17	6.3%
Operating income (GAAP)	37	30	7	23.3%

OTHER
Operating expenses (GAAP)	$125	$131	$(6)	(4.6)%
Operating income (GAAP)	12	20	(8)	(40.0)%

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$5	$6	$(1)	(16.7)%

Operating expenses (GAAP)	$473	$508	$(35)	(6.9)%
Impact of restructuring and transformational project costs (6)	(20)	(25)	5	20.0
Impact of acquisition-related costs (7)	(10)	(4)	(6)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$443	$479	$(36)	(7.5)%

Operating loss (GAAP)	$(468)	$(502)	$34	6.8%
Impact of restructuring and transformational project costs (6)	20	25	(5)	(20.0)
Impact of acquisition-related costs (7)	10	4	6	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(438)	$(473)	$35	7.4%

(1)	Primarily represents severance and transformation costs.
(2)	Fiscal 2025 and fiscal 2024 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation costs primarily in Europe.
(5)	Primarily represents intangible amortization expense and acquisition costs.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

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

	13-Week Period Ended Dec. 28, 2024	13-Week Period Ended Dec. 30, 2023	Change in Dollars	% Change
Net earnings (GAAP)	$406	$415	$(9)	(2.2)%
Interest (GAAP)	160	150	10	6.7
Income taxes (GAAP)	127	130	(3)	(2.3)
Depreciation and amortization (GAAP)	238	219	19	8.7
EBITDA (Non-GAAP)	$931	$914	$17	1.9%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	$30	$11	$19	NM
Impact of acquisition-related costs (2)	8	3	5	NM
EBITDA adjusted for Certain Items (Non-GAAP) (3)	$969	$928	$41	4.4%
Other expense (income), net (4)	19	5	14	NM
Depreciation and amortization, as adjusted (Non-GAAP) (5)	(205)	(188)	(17)	(9.0)
Operating income adjusted for Certain Items (Non-GAAP)	$783	$745	$38	5.1%

(1)
Fiscal 2025 and fiscal 2024 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2025 and fiscal 2024 include acquisition and due diligence costs.
(3)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $7 million and $9 million or non-cash stock compensation expense of $30 million and $29 million in fiscal 2025 and fiscal 2024, respectively.

(4)	Fiscal 2025 represents $19 million in GAAP other expense (income), net. Fiscal 2024 represents $5 million in GAAP other expense (income), net.
(5)
Fiscal 2025 includes $238 million in GAAP depreciation and amortization expense, less $33 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2024 includes $219 million in GAAP depreciation and amortization expense, less $32 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

NM	Represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 28, 2024	26-Week Period Ended Dec. 30, 2023	Change in Dollars	% Change
Net earnings (GAAP)	$896	$919	$(23)	(2.5)%
Interest (GAAP)	319	284	35	12.3
Income taxes (GAAP)	279	289	(10)	(3.5)
Depreciation and amortization (GAAP)	473	425	48	11.3
EBITDA (Non-GAAP)	$1,967	$1,917	$50	2.6%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	56	30	26	86.7
Impact of acquisition-related costs (2)	14	5	9	NM
EBITDA adjusted for Certain Items (Non-GAAP) (3)	$2,037	$1,952	$85	4.4%
Other expense (income), net, as adjusted (Non-GAAP) (4)	25	12	13	NM
Depreciation and amortization, as adjusted (Non-GAAP) (5)	(407)	(365)	(42)	(11.5)
Operating income adjusted for Certain Items (Non-GAAP)	$1,655	$1,599	$56	3.5%

(1)
Fiscal 2025 and 2024 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2025 and 2024 include acquisition and due diligence costs.
(3)
In arriving at adjusted EBITDA, Sysco does not exclude interest income of $14 million and $20 million or non-cash stock compensation expense of $60 million and $53 million for fiscal 2025 and fiscal 2024, respectively.

(4)	Fiscal 2025 represents $25 million in GAAP other expense (income), net. Fiscal 2024 represents $12 million in GAAP other expense (income), net.
(5)
Fiscal 2025 includes $473 million in GAAP depreciation and amortization expense, less $66 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2024 includes $425 million in GAAP depreciation and amortization expense, less $61 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

We produced positive free cash flow of $331 million in the first 26 weeks of fiscal 2025, as compared to positive free cash flow of $527 million in the first 26 weeks of fiscal 2024. The decrease in free cash flow is attributable to a decrease in cash provided by operating activities, partially offset by an increase in proceeds from sales of plant and equipment and a decrease in capital expenditures. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 26 weeks of fiscal 2025 to the first 26 weeks of fiscal 2024 are provided.

	26-Week Period Ended Dec. 28, 2024	26-Week Period Ended Dec. 30, 2023
Source of cash (use of cash)	(In millions)
Net cash provided by operating activities (GAAP)	$498	$856
Additions to plant and equipment	(333)	(347)
Proceeds from sales of plant and equipment	166	18
Free Cash Flow (Non-GAAP) (1)	$331	$527

Acquisition of businesses, net of cash acquired	$(40)	$(1,175)
Debt borrowings (repayments), net	371	1,445
Stock repurchases	(300)	(200)
Dividends paid	(503)	(506)

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

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. As of December 28, 2024, we had $793 million in cash and cash equivalents, approximately 92% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow. Due to our strong financial position, we believe we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. The remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper programs and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $498 million in cash flows from operations in the first 26 weeks of fiscal 2025, compared to cash flows from operations of $856 million in the first 26 weeks of fiscal 2024. In the first 26 weeks of fiscal 2025, these amounts included year-over-year unfavorable comparisons on working capital of $360 million due to unfavorable comparisons on inventory, accounts receivable, and accounts payable, partially due to timing. Accrued expenses also had an unfavorable comparison, primarily related to accrued payroll in the first 26 weeks of fiscal 2025 in comparison to the first 26 weeks of fiscal 2024. Income taxes positively impacted cash flows from operations, as estimated payments made in the first 26 weeks of fiscal 2025 were lower compared to the first 26 weeks of fiscal 2024.

Tax relief provided by the IRS related to the effects of Hurricane Beryl that began on July 5, 2024 resulted in the deferral of approximately $28 million of fiscal 2024 U.S. federal extension payments to the third quarter of fiscal 2025. Our first and second quarter U.S. estimated payments were also deferred to the third quarter of fiscal 2025.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2025 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 26 weeks of fiscal 2025 were $14 million lower than in the first 26 weeks of fiscal 2024 due to reduced spending in investments to advance our Recipe for Growth strategy.

During the first 26 weeks of fiscal 2025, we paid $40 million, net of cash acquired, for the acquisition of Campbells Prime Meat. The first 26 weeks of fiscal 2024 includes $1.2 billion of cash paid for the acquisitions of BIX Produce Company and Edward Don.

During the first 26 weeks of fiscal 2025, we received $166 million in proceeds from sales of plant and equipment, which is primarily attributable to proceeds received from sale leaseback transactions. During the first 26 weeks of fiscal 2024, we received $18 million in proceeds from sales of plant and equipment.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $67 million in the first 26 weeks of fiscal 2025, as compared to $57 million in the first 26 weeks of fiscal 2024. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased 3,949,641 shares for $300 million during the first 26 weeks of fiscal 2025 and intend to repurchase up to a total of $1.25 billion in fiscal 2025. As of December 28, 2024, we had a remaining authorization of approximately $2.5 billion. We repurchased 286,506 additional shares for $21 million under our authorization from the end of our fiscal second quarter through January 10, 2025.

Dividends paid in the first 26 weeks of fiscal 2025 were $503 million, or $1.02 per share, as compared to $506 million, or $1.00 per share, in the first 26 weeks of fiscal 2024. In November 2024, we declared our regular quarterly dividend for the second quarter of fiscal 2025 of $0.51 per share, which was paid in January 2025.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 7, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of December 28, 2024 are also disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of December 28, 2024, Sysco had a total of $10.5 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2024 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Dec. 28, 2024	Jun. 29, 2024
	(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$304	$428
Current assets	5,681	5,417
Total current assets	$5,985	$5,845
Notes receivable from non-obligor subsidiaries	$54	$78
Other noncurrent assets	4,938	4,714
Total noncurrent assets	$4,992	$4,792

LIABILITIES
Payables due to non-obligor subsidiaries	$218	$215
Other current liabilities	3,098	2,396
Total current liabilities	$3,316	$2,611
Notes payable to non-obligor subsidiaries	$402	$250
Long-term debt	11,004	11,276
Other noncurrent liabilities	1,389	1,334
Total noncurrent liabilities	$12,795	$12,860

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	26-Week Period Ended Dec. 28, 2024
(In millions)
Sales	$24,722
Gross profit	4,381
Operating income	1,280
Interest expense from non-obligor subsidiaries	42
Net earnings	734

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
•our expectations regarding the use and investment of remaining cash generated from operations, including our expectations regarding the positive impact of our acquisitions;
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

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this Form 10-Q and those discussed in Item 1A of our fiscal 2024 Form 10-K:

•the impact of geopolitical, economic and market conditions and developments, including the impact of the U.S. presidential election;
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

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 28, 2024, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of our risk factors, see the section entitled “Risk Factors” in our fiscal 2024 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We made the following share repurchases during the second quarter of fiscal 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
September 29 - October 26	460,224	$75.27	460,224	—
Month #2
October 27 - November 23	972,190	75.63	972,190	—
Month #3
November 24 - December 28	1,082,127	78.34	1,082,127	—
Totals	2,514,541	$76.73	2,514,541	—

(1)	The total number of shares purchased includes 0, 780, and 3,772 shares tendered by individuals in connection with stock option exercises Month #1, Month #2 and Month #3, respectively.
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

We repurchased 3,949,641 shares for $300 million during the first 26 weeks of fiscal 2025. As of December 28, 2024, we had a remaining authorization of approximately $2.5 billion. We repurchased 286,506 additional shares under our authorization from the end of our fiscal second quarter through January 10, 2025.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Insider Trading Arrangements and Policies

The table below shows the plans or other arrangements adopted or terminated during the quarter ended December 28, 2024 providing for the purchase and/or sale of Sysco securities by Sysco’s directors and Section 16 officers:

Name	Title	Action	Date	Trading Arrangement		Number of Securities Covered	Expiration Date (3)
				Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Ronald L. Phillips	Executive Vice President, Chief Human Resources Officer	Adopt	December 6, 2024	X		52,204 shares to be sold	December 31, 2025

(1)	Intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).
(2)	Non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
(3)	Each Plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the Plan have been executed; or (iii) such date the Plan is otherwise terminated according to its terms.

Item 6.  Exhibits

The exhibits listed on the Exhibit Index below are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—
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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated June 20, 2024, incorporated by reference to Exhibit 4.4 to the Form S-8 filed on December 6, 2024 (File No. 1-6544).

10.1†#	—	Form of Restricted Stock Award for Directors (2024) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.2†#	—
Form of Restricted Stock Award for Directors (2024) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan).

10.3†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.4†#	—	Amendment 2024-1 to the Sysco Corporation Management Savings Plan.

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended June 29, 2024 filed on August 28, 2024 (File No. 1-6544).

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: January 28, 2025	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and
Chief Executive Officer

Date: January 28, 2025	By:	/s/ KENNY K. CHEUNG
Kenny K. Cheung
Executive Vice President and
Chief Financial Officer

Date: January 28, 2025	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President and
Chief Accounting Officer