Form 10-Q
period 2025-03-29
SYSCO CORP
filed 2025-04-30
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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

484,751,681 shares of common stock were outstanding as of April 11, 2025.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Mar. 29, 2025	Jun. 29, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,527	$696
Accounts receivable, less allowances of $114 and $54	5,465	5,324
Inventories	4,893	4,678
Prepaid expenses and other current assets	375	323
Income tax receivable	22	22
Total current assets	12,282	11,043
Plant and equipment at cost, less accumulated depreciation	5,719	5,497
Other long-term assets
Goodwill	5,199	5,153
Intangibles, less amortization	1,100	1,188
Deferred income taxes	456	445
Operating lease right-of-use assets, net	1,096	923
Other assets	495	668
Total other long-term assets	8,346	8,377
Total assets	$26,347	$24,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,183	$6,290
Accrued expenses	2,147	2,226
Accrued income taxes	40	131
Current operating lease liabilities	133	125
Current maturities of long-term debt	1,232	469
Total current liabilities	9,735	9,241
Long-term liabilities
Long-term debt	12,234	11,513
Deferred income taxes	342	345
Long-term operating lease liabilities	1,010	838
Other long-term liabilities	1,081	1,089
Total long-term liabilities	14,667	13,785
Noncontrolling interest	23	31
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765	765
Paid-in capital	1,963	1,908
Retained earnings	12,792	12,260
Accumulated other comprehensive loss	(1,255)	(1,339)
Treasury stock at cost, 280,429,662 and 273,416,685 shares	(12,343)	(11,734)
Total shareholders’ equity	1,922	1,860
Total liabilities and shareholders’ equity	$26,347	$24,917
Note: The June 29, 2024 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In millions, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024
Sales	$19,598	$19,380	$60,232	$58,288
Cost of sales	16,017	15,771	49,249	47,518
Gross profit	3,581	3,609	10,983	10,770
Operating expenses	2,900	2,887	8,783	8,544
Operating income	681	722	2,200	2,226
Interest expense	149	158	469	442
Other expense (income), net	9	10	32	23
Earnings before income taxes	523	554	1,699	1,761
Income taxes	122	129	402	418
Net earnings	$401	$425	$1,297	$1,343

Net earnings:
Basic earnings per share	$0.82	$0.85	$2.65	$2.67
Diluted earnings per share	0.82	0.85	2.64	2.66

Average shares outstanding	487,519,382	499,642,505	490,080,591	503,027,209
Diluted shares outstanding	489,331,460	501,921,446	491,973,759	504,973,406

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024
Net earnings	$401	$425	$1,297	$1,343
Other comprehensive income (loss):
Foreign currency translation adjustment	136	(67)	49	(12)
Items presented net of tax:
Amortization of cash flow hedges	1	2	4	7
Change in net investment hedges	(6)	7	(3)	(10)
Change in cash flow hedges	3	13	(5)	19
Change in excluded components of fair value hedge	—	—	(2)	—
Amortization of actuarial loss	5	5	15	15
Net actuarial gain and other adjustments arising in current year	—	—	23	1
Change in marketable securities	2	(1)	3	2
Total other comprehensive income (loss)	141	(41)	84	22
Comprehensive income	$542	$384	$1,381	$1,365

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 28, 2024	765,174,900	$765	$1,965	$12,649	$(1,396)	275,706,546	$(11,969)	$2,014
Net earnings				401				401
Other comprehensive income (loss)					141			141
Dividends declared ($0.51 per common share)				(246)				(246)
Treasury stock purchases						5,468,937	(400)	(400)
Share-based compensation awards			(2)			(745,821)	26	24
Adjustments to redeemable non-controlling interest				(12)				(12)
Balance as of March 29, 2025	765,174,900	$765	$1,963	$12,792	$(1,255)	280,429,662	$(12,343)	$1,922

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 30, 2023	765,174,900	$765	$1,877	$11,724	$(1,190)	261,472,819	$(10,772)	$2,404
Net earnings				425				425
Other comprehensive income (loss)					(41)			(41)
Dividends declared ($0.50 per common share)				(250)				(250)
Treasury stock purchases			(51)			6,026,110	(449)	(500)
Share-based compensation awards			21			(1,248,841)	42	63
Balance as of March 30, 2024	765,174,900	$765	$1,847	$11,899	$(1,231)	266,250,088	$(11,179)	$2,101

See Notes to Consolidated Financial Statements

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2024	765,174,900	$765	$1,908	$12,260	$(1,339)	273,416,685	$(11,734)	$1,860
Net earnings				1,297				1,297
Other comprehensive income (loss)					84			84
Dividends declared ($1.53 per common share)				(749)				(749)
Treasury stock purchases						9,418,578	(700)	(700)
Share-based compensation awards			55			(2,405,601)	91	146
Adjustments to redeemable non-controlling interest				(16)				(16)
Balance as of March 29, 2025	765,174,900	$765	$1,963	$12,792	$(1,255)	280,429,662	$(12,343)	$1,922

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of July 1, 2023	765,174,900	$765	$1,815	$11,311	$(1,253)	260,062,834	$(10,629)	$2,009
Net earnings				1,343				1,343
Other comprehensive income (loss)					22			22
Dividends declared ($1.50 per common share)				(755)				(755)
Treasury stock purchases			(51)			8,888,777	(649)	(700)
Share-based compensation awards			83			(2,701,523)	99	182
Balance as of March 30, 2024	765,174,900	$765	$1,847	$11,899	$(1,231)	266,250,088	$(11,179)	$2,101

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In millions)

	39-Week Period Ended
	Mar. 29, 2025	Mar. 30, 2024
Cash flows from operating activities:
Net earnings	$1,297	$1,343
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	74	77
Depreciation and amortization	709	647
Operating lease asset amortization	102	92
Amortization of debt issuance and other debt-related costs	11	14
Deferred income taxes	(27)	(25)
Provision for losses on receivables	72	43
Other non-cash items	(84)	(2)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(228)	(325)
Increase in inventories	(214)	(126)
(Increase) decrease in prepaid expenses and other current assets	(11)	23
Decrease in accounts payable	(128)	(282)
(Decrease) increase in accrued expenses	(98)	29
Decrease in operating lease liabilities	(132)	(103)
Decrease in accrued income taxes	(91)	(68)
Decrease in other assets	16	25
Increase in other long-term liabilities	49	11
Net cash provided by operating activities	1,317	1,373
Cash flows from investing activities:
Additions to plant and equipment	(532)	(530)
Proceeds from sales of plant and equipment	169	21
Acquisition of businesses, net of cash acquired	(40)	(1,181)
Purchase of marketable securities	(25)	(12)
Proceeds from sales of marketable securities	24	—
Other investing activities	12	1
Net cash used for investing activities	(392)	(1,701)
Cash flows from financing activities:
Bank and commercial paper (repayments) borrowings, net	(33)	525
Other debt borrowings including senior notes	1,254	1,261
Other debt repayments including senior notes	(143)	(339)
Proceeds from stock option exercises	96	103
Stock repurchases	(700)	(700)
Dividends paid	(752)	(758)
Other financing activities	(21)	(32)
Net cash (used for) provided by financing activities	(299)	60
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	619	(273)
Cash, cash equivalents and restricted cash at beginning of period	945	966
Cash, cash equivalents and restricted cash at end of period	$1,564	$693
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$453	$376
Income taxes, net of refunds (1)	510	510

(1)	Cash paid for income taxes, net for the 39 weeks ended March 29, 2025 includes $190 million of cash paid for the purchase of federal tax credits.

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

Our outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Mar. 29, 2025	Jun. 29, 2024
	(In millions)
Financed payment obligations	$91	$102

Accounts Receivable, Less Allowances

We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $1.9 billion and $1.2 billion for the third quarter of fiscal 2025 and 2024, respectively, and $6.0 billion and $3.6 billion for the first 39 weeks of fiscal 2025 and 2024, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $172 million and $173 million at March 29, 2025 and June 29, 2024, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.

Supplemental Cash Flow Information

The following table sets forth our reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Mar. 29, 2025	Mar. 30, 2024
	(In millions)
Cash and cash equivalents	$1,527	$598
Restricted cash (1)	37	95
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,564	$693

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth our non-cash investing and financing activities:

	Mar. 29, 2025	Mar. 30, 2024
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$272	$288
Assets obtained in exchange for finance lease obligations	55	88

Business Combinations

On November 27, 2023, Sysco consummated its acquisition of Edward Don & Company (Edward Don) through a merger between Edward Don and a wholly owned subsidiary of Sysco Corporation, in which Sysco acquired 100% of the members’ equity of the acquiree for cash consideration of $965 million. Edward Don is a leading distributor of foodservice equipment, supplies and disposables and has a robust supply chain that is expected to enable cost effective distribution of restaurant equipment and supplies across the Sysco network. The acquisition has allowed Sysco to add strategic capabilities and diversified offerings to complement its existing business and creates a specialty equipment and supplies platform that provides better selection and service to customers.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses included within commonly presented income statement captions. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, (our fiscal 2028), and interim reporting periods for our fiscal years beginning after December 15, 2027, (our first quarter of fiscal 2029). Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the effect of adopting ASU 2024-03 on our disclosures.

3. REVENUE

We recognize revenues when our performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.2 billion and $5.0 billion as of March 29, 2025 and June 29, 2024, respectively.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Mar. 29, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$2,590	$531	$579	$—	$3,700
Canned and dry products	2,574	669	253	—	3,496
Frozen fruits, vegetables, bakery and other	1,989	663	329	—	2,981
Dairy products	1,597	406	143	—	2,146
Poultry	1,366	261	284	—	1,911
Fresh produce	1,239	257	74	—	1,570
Paper and disposables	993	123	195	12	1,323
Beverage products	367	176	150	19	712
Seafood	536	96	48	—	680
Equipment and smallwares	271	44	7	120	442
Other (1)	278	231	22	106	637
Total Sales	$13,800	$3,457	$2,084	$257	$19,598

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	13-Week Period Ended Mar. 30, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$2,684	$785	$225	$—	$3,694
Fresh and frozen meats	2,461	483	509	—	3,453
Frozen fruits, vegetables, bakery and other	2,007	665	311	—	2,983
Dairy products	1,416	392	136	—	1,944
Poultry	1,323	259	250	—	1,832
Fresh produce	1,362	268	69	—	1,699
Paper and disposables	1,011	126	183	13	1,333
Seafood	545	97	52	—	694
Beverage products	351	166	143	20	680
Equipment and smallwares	283	43	6	121	453
Other (1)	264	210	20	121	615
Total Sales	$13,707	$3,494	$1,904	$275	$19,380

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	39-Week Period Ended Mar. 29, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$7,846	$1,620	$1,687	$—	$11,153
Canned and dry products	7,847	2,300	750	—	10,897
Frozen fruits, vegetables, bakery and other	6,063	2,068	1,015	—	9,146
Dairy products	4,794	1,249	420	—	6,463
Poultry	4,316	836	870	—	6,022
Fresh produce	3,915	823	220	—	4,958
Paper and disposables	3,048	392	597	38	4,075
Beverage products	1,113	545	461	60	2,179
Seafood	1,584	313	119	—	2,016
Equipment and smallwares	847	150	42	363	1,402
Other (1)	833	682	65	341	1,921
Total Sales	$42,206	$10,978	$6,246	$802	$60,232

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	39-Week Period Ended Mar. 30, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$7,970	$2,417	$687	$—	$11,074
Fresh and frozen meats	7,604	1,506	1,494	—	10,604
Frozen fruits, vegetables, bakery and other	6,032	2,020	932	—	8,984
Dairy products	4,319	1,194	419	—	5,932
Poultry	4,025	836	784	—	5,645
Fresh produce	4,032	808	205	—	5,045
Paper and disposables	2,976	449	557	43	4,025
Seafood	1,630	332	140	—	2,102
Beverage products	1,050	500	428	66	2,044
Equipment and smallwares	530	144	18	361	1,053
Other (1)	757	567	60	396	1,780
Total Sales	$40,925	$10,773	$5,724	$866	$58,288

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

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

The following tables present our assets measured at fair value on a recurring basis as of March 29, 2025 and June 29, 2024:

	Assets Measured at Fair Value as of Mar. 29, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents
Cash and cash equivalents	$1,098	$—	$—	$1,098
Other assets (1)	37	—	—	37
Total assets at fair value	$1,135	$—	$—	$1,135

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

	Assets Measured at Fair Value as of Jun. 29, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents
Cash and cash equivalents	$269	$—	$—	$269
Other assets (1)	249	—	—	249
Total assets at fair value	$518	$—	$—	$518

(1)	Represents restricted cash balance recorded within other assets in the consolidated balance sheet.

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of our total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a Level 2 measurement. The fair value of total debt was approximately $13.0 billion as of March 29, 2025 and $11.4 billion as of June 29, 2024, while the carrying value was $13.5 billion as of March 29, 2025 and $12.0 billion as of June 29, 2024.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 39 weeks of fiscal 2025.

The following table presents our available-for-sale marketable securities as of March 29, 2025 and June 29, 2024:

	Mar. 29, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$103	$—	$(2)	$101	$15	$86
Government bonds	29	—	(1)	28	—	28
Total marketable securities	$132	$—	$(3)	$129	$15	$114

	Jun. 29, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$98	$—	$(4)	$94	$24	$70
Government bonds	34	—	(2)	32	—	32
Total marketable securities	$132	$—	$(6)	$126	$24	$102

As of March 29, 2025, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Mar. 29, 2025
(In millions)
Due in one year or less	$15
Due after one year through five years	75
Due after five years	39
Total	$129

There were no significant realized gains or losses in marketable securities in the first 39 weeks of fiscal 2025.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, we do not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. In the third quarter of fiscal 2025, we entered into receive-fixed, pay-floating swap agreements to trade the fixed interest rate on $550 million of 5.40% senior notes with variable rates. The interest rate swap agreements are designated as fair value hedges. Changes in the fair value of the hedge and the carrying value of the hedged item attributable to changes in the benchmark interest rates being hedged are recognized in interest expense.

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

Sysco also has cross-currency swaps that hedge the foreign currency exposure of our net investment in certain foreign operations. These cross-currency swaps are designated as net investment hedges with gains and losses recognized within accumulated other comprehensive income (loss). In the third quarter of fiscal 2025, we entered into cross-currency swaps to hedge the foreign currency exposure of the net investment in our Canadian operations.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel fuel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of March 29, 2025 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500
March 2035	U.S. Dollar	550

Hedging of foreign currency risk
Various (March 2025 to August 2025)	Swedish Krona	329
Various (May 2025 to October 2025)	British Pound Sterling	27
April 2025	Canadian Dollar	180
June 2025	Canadian Dollar	137
January 2029	Euro	470
September 2030	Euro	670
September 2030	Canadian Dollar	998

Hedging of fuel risk
Various (March 2025 to October 2026)	Gallons	75

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheets as of March 29, 2025 and June 29, 2024 are as follows:

		Derivative Fair Value
	Balance Sheet location	Mar. 29, 2025	Jun. 29, 2024
		(In millions)
Fair Value Hedges:
Interest rate swaps	Other assets	$22	$6
Interest rate swaps	Accrued expenses	—	1
Cross currency swaps	Prepaid expenses and other current assets	—	2
Cross currency swaps	Accrued expenses	9	3
Foreign currency forwards	Prepaid expenses and other current assets	2	—

Cash Flow Hedges:
Fuel swaps	Prepaid expenses and other current assets	$—	$1
Foreign currency forwards	Accrued expenses	1	—
Fuel swaps	Accrued expenses	8	2
Fuel swaps	Other assets	—	1
Fuel swaps	Other long-term liabilities	1	—

Net Investment Hedges:
Cross currency swaps	Prepaid expenses and other current assets	$18	$4
Cross currency swaps	Other assets	20	—
Cross currency swaps	Accrued expenses	4	—
Cross currency swaps	Other long-term liabilities	43	10

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024
	(In millions)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$158	$168	$501	$464
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(35)	$8	$(41)	$(23)
Derivatives designated as hedging instruments	24	(11)	16	11
Cross currency swaps and foreign currency forwards:
Hedged items	$(1)	$3	$1	$3
Derivatives designated as hedging instruments	1	(3)	(1)	(3)

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024
	(In millions)
Interest expense	$(10)	$(7)	$(25)	$(10)
Increase (decrease) in fair value of debt	25	(15)	16	12
Foreign currency gain (loss)	(1)	3	1	3
Hedged items	$(36)	$11	$(40)	$(19)

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended March 29, 2025 and March 30, 2024, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 29, 2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$4	Operating expense	$1

Derivatives in net investment hedging relationships:
Cross currency contracts	$(8)	N/A	$—

	13-Week Period Ended Mar. 30, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$14	Operating expense	$—
Foreign currency contracts	1	Cost of sales / Other expense (income)	—
Total	$15		$—

Derivatives in net investment hedging relationships:
Cross currency contracts	$9	N/A	$—

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 39-week periods ended March 29, 2025 and March 30, 2024, presented on a pretax basis, are as follows:

	39-Week Period Ended Mar. 29, 2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(8)	Operating expense	$6
Foreign currency contracts	(1)	Cost of sales / Other expense (income)	—
Total	$(9)		$6

Derivatives in net investment hedging relationships:
Cross currency contracts	$(4)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(2)	Other expense (income)	$—

	39-Week Period Ended Mar. 30, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$24	Operating expense	$3
Foreign currency contracts	—	Cost of sales / Other expense (income)	—
Total	$24		$3

Derivatives in net investment hedging relationships:
Cross currency contracts	$(13)	N/A	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of March 29, 2025 are as follows:

	Mar. 29, 2025
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(1,060)	$22

The carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2024 is $498 million.

7. DEBT

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. As of March 29, 2025, there were no borrowings outstanding under this facility.

We have a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of March 29, 2025, there were no commercial paper issuances outstanding under this program. We also have a commercial paper program in Europe with borrowings not to exceed €250 million. As of March 29, 2025, there were €155 million (the equivalent of $169 million) in commercial paper issuances outstanding under this program.

On February 25, 2025, Sysco issued senior notes (the Notes) totaling $1.25 billion. Details of the Notes are as follows:

Maturity Date	Par Value (In millions)	Coupon Rate	Pricing (percentage of par)
September 23, 2030 (the 2030 Notes)	$700	5.10%	99.975%
March 23, 2035 (the 2035 Notes)	550	5.40	99.924

The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness. Interest on the Notes will be paid semi-annually in arrears on March 23 and September 23, beginning on September 23, 2025. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If we elect to redeem (i) the 2030 Notes before the date that is one month prior to the maturity date, or (ii) the 2035 Notes before the date that is three months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed that would be due if such senior notes matured on the applicable date described above. If we elect to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the Notes to be redeemed. Sysco will pay accrued and unpaid interest on the Notes redeemed to the redemption date.

The total carrying value of our debt was $13.5 billion as of March 29, 2025 and $12.0 billion as of June 29, 2024. The increase in the carrying value of our debt during the 39-week period ended March 29, 2025 was due to the issuance of senior notes and new leases in support of plant and equipment.

Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024
	(In millions, except for share and per share data)		(In millions, except for share and per share data)
Numerator:
Net earnings	$401	$425	$1,297	$1,343
Denominator:
Weighted-average basic shares outstanding	487,519,382	499,642,505	490,080,591	503,027,209
Dilutive effect of share-based awards	1,812,078	2,278,941	1,893,168	1,946,197
Weighted-average diluted shares outstanding	489,331,460	501,921,446	491,973,759	504,973,406
Basic earnings per share	$0.82	$0.85	$2.65	$2.67
Diluted earnings per share	$0.82	$0.85	$2.64	$2.66

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,667,000 and 1,938,000 for the third quarter of fiscal 2025 and 2024, respectively, and approximately 3,722,000 and 4,792,000 for the first 39 weeks of fiscal 2025 and 2024, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $542 million and $384 million for the third quarter of fiscal 2025 and fiscal 2024, respectively. Comprehensive income was $1.4 billion and $1.4 billion for the first 39 weeks of fiscal 2025 and 2024, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 29, 2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$136	$—	$136
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	4	1	3
Change in net investment hedges	N/A	(8)	(2)	(6)
Total other comprehensive income before reclassification adjustments		(4)	(1)	(3)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	1	—	1
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities	Other expense (income), net	2	—	2
Total other comprehensive income (loss)		$142	$1	$141

		13-Week Period Ended Mar. 30, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(67)	$—	$(67)
Hedging instruments:
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges	Operating expenses	15	2	13
Change in net investment hedges	N/A	9	2	7
Total other comprehensive (loss) before reclassification adjustments		24	4	20
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	3	1	2
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities	Other expense (income), net	(1)	—	(1)
Total other comprehensive income (loss)		$(34)	$7	$(41)

		39-Week Period Ended Mar. 29, 2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$49	$—	$49
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	(2)	—	(2)
Change in cash flow hedges	Operating expenses	(9)	(4)	(5)
Change in net investment hedges	N/A	(4)	(1)	(3)
Total other comprehensive (loss) before reclassification adjustments		(15)	(5)	(10)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5	1	4
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain arising in the current year		31	8	23
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	21	6	15
Total reclassification adjustments		21	6	15
Marketable securities:
Change in marketable securities	Other expense (income), net	3	—	3
Total other comprehensive income (loss)		$94	$10	$84

		39-Week Period Ended Mar. 30, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(12)	$—	$(12)
Hedging instruments:
Other comprehensive (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	24	5	19
Change in net investment hedges	N/A	(13)	(3)	(10)
Total other comprehensive (loss) before reclassification adjustments		11	2	9
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	9	2	7
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain arising in the current year		1	—	1
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	20	5	15
Total reclassification adjustments		20	5	15
Marketable securities:
Change in marketable securities	Other expense (income), net	3	1	2
Total other comprehensive income		$32	$10	$22

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Mar. 29, 2025
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Dec. 28, 2024	$(494)	$(14)	$(884)	$(4)	$(1,396)
Equity adjustment from foreign currency translation	136	—	—	—	136
Amortization of cash flow hedges	—	1	—	—	1
Change in net investment hedges	—	(6)	—	—	(6)
Change in cash flow hedges	—	3	—	—	3
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Change in marketable securities	—	—	—	2	2
Balance as of Mar. 29, 2025	$(358)	$(16)	$(879)	$(2)	$(1,255)

	13-Week Period Ended Mar. 30, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Dec. 30, 2023	$(319)	$(38)	$(829)	$(4)	$(1,190)
Equity adjustment from foreign currency translation	(67)	—	—	—	(67)
Amortization of cash flow hedges	—	2	—	—	2
Change in net investment hedges	—	7	—	—	7
Change in cash flow hedges	—	13	—	—	13
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Change in marketable securities	—	—	—	(1)	(1)
Balance as of Mar. 30, 2024	$(386)	$(16)	$(824)	$(5)	$(1,231)

	39-Week Period Ended Mar. 29, 2025
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 29, 2024	$(407)	$(10)	$(917)	$(5)	$(1,339)
Equity adjustment from foreign currency translation	49	—	—	—	49
Amortization of cash flow hedges	—	4	—	—	4
Change in net investment hedges	—	(3)	—	—	(3)
Change in cash flow hedges	—	(5)	—	—	(5)
Change in excluded component of fair value hedge	—	(2)	—	—	(2)
Amortization of unrecognized net actuarial losses	—	—	15	—	15
Net actuarial loss arising in the current year	—	—	23	—	23
Change in marketable securities	—	—	—	3	3
Balance as of Mar. 29, 2025	$(358)	$(16)	$(879)	$(2)	$(1,255)

	39-Week Period Ended Mar. 30, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jul. 1, 2023	$(374)	$(32)	$(840)	$(7)	$(1,253)
Equity adjustment from foreign currency translation	(12)	—	—	—	(12)
Amortization of cash flow hedges	—	7	—	—	7
Change in net investment hedges	—	(10)	—	—	(10)
Change in cash flow hedges	—	19	—	—	19
Amortization of unrecognized net actuarial losses	—	—	15	—	15
Net actuarial gain arising in the current year	—	—	1	—	1
Change in marketable securities	—	—	—	2	2
Balance as of Mar. 30, 2024	$(386)	$(16)	$(824)	$(5)	$(1,231)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 39 weeks of fiscal 2025, options to purchase 740,630 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2025 was $18.48.

In the first 39 weeks of fiscal 2025, employees were granted 494,034 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For

PSUs granted without dividend equivalents, the fair value is reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 39 weeks of fiscal 2025 was $82.50. The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 39 weeks of fiscal 2025, employees were granted 374,197 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2025 was $75.85.

Employee Stock Purchase Plan

Plan participants purchased 812,258 shares of common stock under the ESPP during the first 39 weeks of fiscal 2025. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.49 during the first 39 weeks of fiscal 2025. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $74 million and $77 million for the first 39 weeks of fiscal 2025 and fiscal 2024, respectively.

As of March 29, 2025, there was a total of $110 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.83 years.

11.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the third quarter and first 39 weeks of fiscal 2025 were 23.3% and 23.6%, respectively, which are higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

The effective tax rates for the third quarter and first 39 weeks of fiscal 2024 were 23.3% and 23.7%, respectively, which are higher than the company’s statutory tax rate primarily as a result of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

Uncertain Tax Positions

As of March 29, 2025, the gross amount of unrecognized tax benefit and related accrued interest was $35 million and $14 million, respectively. It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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
The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Our Global Support Center expenses generally include all expenses of the corporate office and Sysco’s shared service operations. Collectively, our Global Support Center provides numerous centralized services to our operating sites and performs support activities for employees, suppliers and customers. These services include customer and vendor contract administration, finance, legal, information technology, risk management and insurance, sales and marketing, merchandising, inbound logistics, human resources, and strategy. Expenses for the Global Support Center primarily consist of payroll costs for employees assigned to these operations, including severance, if any, all U.S. share-based compensation costs, and certain information technology, self-insurance, and depreciation expenses.

The following tables set forth certain financial information for Sysco’s reportable business segments:

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024
Sales:	(In millions)		(In millions)
U.S. Foodservice Operations	$13,800	$13,707	$42,206	$40,925
International Foodservice Operations	3,457	3,494	10,978	10,773
SYGMA	2,084	1,904	6,246	5,724
Other	257	275	802	866
Total	$19,598	$19,380	$60,232	$58,288

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024
Operating income (loss):	(In millions)		(In millions)
U.S. Foodservice Operations	$754	$852	$2,496	$2,632
International Foodservice Operations	96	84	292	260
SYGMA	17	17	54	46
Other	(3)	6	9	27
Total segments	864	959	2,851	2,965
Global Support Center	(183)	(237)	(651)	(739)
Total operating income	681	722	2,200	2,226
Interest expense	149	158	469	442
Other expense (income), net	9	10	32	23
Earnings before income taxes	$523	$554	$1,699	$1,761

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

Highlights

Our third quarter of fiscal 2025 results included sales growth of 1.1% as compared to the third quarter of fiscal 2024 primarily due to increased sales in our SYGMA and U.S. Foodservice Operations segments. Our gross profit decreased 0.8% compared to the third quarter of fiscal 2024, due to changes in customer mix attributable to national sales volumes outpacing local sales volumes and decreases in Sysco brand penetration rates. Operating income decreased 5.7% compared to the third quarter of fiscal 2024 and adjusted operating income decreased 3.3% as compared to the third quarter of fiscal 2024. These results reflect negative restaurant industry foot traffic partially attributable to lower levels of consumer confidence, and adverse weather and natural disasters. Our net earnings for the third quarter of fiscal 2025 decreased 5.6% as compared to the third quarter of fiscal 2024. Excluding Certain Item expenses, adjusted net earnings decreased by 2.9% as compared to the third quarter of fiscal 2024. See below for a comparison of our fiscal 2025 results to our fiscal 2024 results, both including and excluding Certain Items.

Comparisons of results from the third quarter of fiscal 2025 to the third quarter of fiscal 2024 are presented below:

•Sales:
◦increased 1.1%, or $218 million, to $19.6 billion;
•Operating income:
◦decreased 5.7%, or $41 million, to $681 million;
◦adjusted operating income decreased 3.3%, or $26 million, to $773 million;
•Net earnings:
◦decreased 5.6%, or $24 million, to $401 million;
◦adjusted net earnings decreased 2.9%, or $14 million, to $469 million;
•Basic earnings per share:
◦decreased 3.5%, or $0.03, to $0.82 per share;
•Diluted earnings per share:
◦decreased 3.5%, or $0.03, to $0.82 per share;
◦adjusted diluted earnings per share unchanged, at $0.96;
•EBITDA:
◦decreased 2.5%, or $23 million, to $910 million; and
◦adjusted EBITDA decreased 0.8%, or $8 million, to $969 million.

Comparisons of results from the first 39 weeks of fiscal 2025 to the first 39 weeks of fiscal 2024 are presented below:

•Sales:
◦increased 3.3%, or $1.9 billion, to $60.2 billion;
•Operating income:
◦decreased 1.2%, or $26 million, to $2.2 billion;
◦adjusted operating income increased 1.3%, or $30 million, to $2.4 billion;
•Net earnings:
◦decreased 3.4%, or $46 million, to $1.3 billion;
◦adjusted net earnings decreased 0.5%, or $7 million, to $1.5 billion;
•Basic earnings per share:
◦decreased 0.7%, or $0.02 to $2.65 per share;
•Diluted earnings per share:
◦decreased 0.8%, or $0.02, to $2.64 per share;
◦adjusted diluted earnings per share increased 2.1%, or $0.06, to $2.98;
•EBITDA:
◦increased 0.9%, or $27 million, to $2.9 billion; and
◦adjusted EBITDA increased 2.6%, or $77 million, to $3.0 billion.

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

Trends

Economic and Industry Trends

Foot traffic to restaurants decreased 3.1% for the third quarter of fiscal 2025, as compared to a decrease of 1.6% experienced in the second quarter of fiscal 2025. Winter storms throughout the U.S. and wildfires in the California region negatively affected foot traffic to restaurants during the third quarter of fiscal 2025. In addition, lower levels of consumer confidence due to macroeconomic conditions adversely impacted foot traffic trends during the quarter. Industry traffic trends, while still in a year-over-year decline, improved in March as compared to February. These trends have further modestly improved in April in comparison to March. We believe the food-away-from-home sector is a healthy long-term growth market, and Sysco is diversified and well positioned as a market leader in food service.

Sales and Gross Profit Trends

Sales increased 1.1% in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. We experienced a 2.0% decrease and a 0.7% increase in U.S. Foodservice Operations case volume in the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024. Our volume growth trends were attributable to national volume growth remaining flat and local volume performance decreasing 3.5% in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. Our volume reflects our broadline and specialty businesses, except for our specialty meats business, which measures its volume in pounds.

We experienced inflation at a rate of 2.1% in the third quarter of fiscal 2025, at the total enterprise level, primarily driven by inflation in the dairy and meat categories. We continue to manage inflation by successfully passing on cost increases to our customers in a timely manner. We now expect net sales growth of approximately 3% for the full fiscal 2025 year, as compared to our previous fiscal 2025 sales growth target of 4-5%, as a result of lower than expected volume. Gross margin decreased 35 and 25 basis points in the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024, primarily due to a shift in our customer mix driven by national sales volumes outpacing local sales volumes and a decrease in Sysco brand penetration rates.

Operating Expense Trends

Total operating expenses increased 0.5% and 2.8% during the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024. Total adjusted operating expenses decreased 0.1% and increased 2.2% during the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024. Operating expenses increased primarily due to costs associated with expanded building capacity, including depreciation expense related to new facilities, sales headcount investments and higher supply chain labor rates, partially offset by lower annual bonus incentive compensation in the third quarter and first 39 weeks of fiscal 2025. Adjusted operating expenses were 14.3% and 14.2% of sales during the third quarter and first 39 weeks of fiscal 2025, respectively, which is a 17-basis point and 16-basis point improvement from the third quarter and first 39 weeks of fiscal 2024, respectively, due to lower annual bonus incentive compensation and recent supply chain and Global Support Center efficiency initiatives.

Earnings Per Share Trends

Reflecting the current uncertain macroeconomic environment, including concerns regarding consumer confidence, we expect earnings per share and adjusted earnings per share growth of approximately 1% for the full fiscal 2025 year, as compared to our previous fiscal 2025 adjusted earnings per share growth target of 6-7% primarily due to lower than expected volume growth.

Divestitures

In the second quarter of fiscal 2025, we sold our interest in our joint venture partnership in Mexico, which was a part of our International Foodservice Operations. This operation was not significant to Sysco’s business, and the divestiture will facilitate our efforts to improve our return on invested capital position.

Mergers and Acquisitions

In the second quarter of fiscal 2025, we acquired Campbells Prime Meat, a leading specialty meat business based in Scotland. By combining the Campbells Prime Meat product offering with our broadline business, this acquisition provides a strategic opportunity to enable total team selling in this region. This company’s results are included within International Foodservice Operations and were not material to our results for the third quarter and first 39 weeks of fiscal 2025.

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

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.7	81.4	81.8	81.5
Gross profit	18.3	18.6	18.2	18.5
Operating expenses	14.8	14.9	14.5	14.7
Operating income	3.5	3.7	3.7	3.8
Interest expense	0.8	0.7	0.8	0.8
Other expense (income), net	—	0.1	0.1	—
Earnings before income taxes	2.7	2.9	2.8	3.0
Income taxes	0.7	0.7	0.6	0.7
Net earnings	2.0%	2.2%	2.2%	2.3%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
	Mar. 29, 2025	Mar. 29, 2025
Sales	1.1%	3.3%
Cost of sales	1.6	3.6
Gross profit	(0.8)	2.0
Operating expenses	0.5	2.8
Operating income	(5.7)	(1.2)
Interest expense	(5.7)	6.1
Other expense (income), net (1) (2)	(10.0)	39.1
Earnings before income taxes	(5.6)	(3.5)
Income taxes	(5.4)	(3.8)
Net earnings	(5.6)%	(3.4)%
Basic earnings per share	(3.5)%	(0.7)%
Diluted earnings per share	(3.5)	(0.8)
Average shares outstanding	(2.4)	(2.6)
Diluted shares outstanding	(2.5)	(2.6)

(1)	Other expense (income), net was expense of $9 million and $10 million in the third quarter of fiscal 2025 and fiscal 2024, respectively.
(2)	Other expense (income), net was expense of $32 million and $23 million in the first 39 weeks of fiscal 2025 and fiscal 2024, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Mar. 29, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$13,800	$3,457	$2,084	$257	$—	$19,598
Sales increase (decrease)	0.7%	(1.1)%	9.5%	(6.5)%		1.1%
Percentage of total	70.4%	17.6%	10.6%	1.4%		100.0%

Operating income (loss)	$754	$96	$17	$(3)	$(183)	$681
Operating income (loss) increase (decrease)	(11.5)%	14.3%	NM	NM	(22.8)%	(5.7)%
Percentage of total segments	87.2%	11.1%	2.0%	(0.3)%		100.0%
Operating income as a percentage of sales	5.5%	2.8%	0.8%	(1.2)%		3.5%

	13-Week Period Ended Mar. 30, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$13,707	$3,494	$1,904	$275	$—	$19,380
Percentage of total	70.7%	18.0%	9.8%	1.5%		100.0%

Operating income (loss)	$852	$84	$17	$6	$(237)	$722
Percentage of total segments	88.8%	8.7%	1.8%	0.7%		100.0%
Operating income as a percentage of sales	6.2%	2.4%	0.9%	2.3%		3.7%

	39-Week Period Ended Mar. 29, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$42,206	$10,978	$6,246	$802	$—	$60,232
Sales increase (decrease)	3.1%	1.9%	9.1%	(7.4)%		3.3%
Percentage of total	70.1%	18.2%	10.4%	1.3%		100.0%

Operating income (loss)	$2,496	$292	$54	$9	$(651)	$2,200
Operating income (loss) increase (decrease)	(5.2)%	12.3%	17.4%	(66.7)%	(11.9)%	(1.2)%
Percentage of total segments	87.6%	10.2%	1.9%	0.3%		100.0%
Operating income as a percentage of sales	5.9%	2.7%	0.9%	1.1%		3.7%

	39-Week Period Ended Mar. 30, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$40,925	$10,773	$5,724	$866	$—	$58,288
Percentage of total	70.2%	18.5%	9.8%	1.5%		100.0%

Operating income (loss)	$2,632	$260	$46	$27	$(739)	$2,226
Percentage of total segments	88.8%	8.8%	1.5%	0.9%		100.0%
Operating income as a percentage of sales	6.4%	2.4%	0.8%	3.1%		3.8%

Based on information in Note 13, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 88.1% and 88.3% of Sysco’s overall sales in the third quarter and first 39 weeks of fiscal 2025, respectively. U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 98.4% and 97.8% of total segment operating income, in the third quarter and first 39 weeks of fiscal 2025, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following tables set forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 29, 2025	13-Week Period Ended Mar. 30, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$13,800	$13,707	$93	0.7%
Gross profit	2,603	2,653	(50)	(1.9)
Operating expenses	1,849	1,801	48	2.7
Operating income	$754	$852	$(98)	(11.5)%

Gross profit	$2,603	$2,653	$(50)	(1.9)%
Adjusted operating expenses (Non-GAAP)	1,813	1,778	35	2.0
Adjusted operating income (Non-GAAP)	$790	$875	$(85)	(9.7)%

	39-Week Period Ended Mar. 29, 2025	39-Week Period Ended Mar. 30, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$42,206	$40,925	$1,281	3.1%
Gross profit	8,003	7,915	88	1.1
Operating expenses	5,507	5,283	224	4.2
Operating income	$2,496	$2,632	$(136)	(5.2)%

Gross profit	$8,003	$7,915	$88	1.1%
Adjusted operating expenses (Non-GAAP)	5,428	5,236	192	3.7
Adjusted operating income (Non-GAAP)	$2,575	$2,679	$(104)	(3.9)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume (1)	(1.6)%	$(225)	0.6%	$245
Inflation	2.7	370	2.6	1,068
Other (2)	(0.4)	(52)	(0.1)	(32)
Total change in sales	0.7%	$93	3.1%	$1,281

(1)
Case volumes decreased 2.0% and increased 0.7% compared to the third quarter and first 39 weeks of fiscal 2024, respectively. This volume decrease resulted in a 1.6% decrease and 0.6% increase in the dollar value of sales compared to the third quarter and first 39 weeks of fiscal 2024, respectively.

(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from these operations are included within “Other.”

The sales growth in our U.S. Foodservice Operations was driven by higher inflation. Case volumes from our U.S. Foodservice Operations decreased 2.0% and increased 0.7% in the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024. This included a 3.5% decrease in local customer case volume in the third quarter of fiscal 2025 and a 1.4% decrease in the first 39 weeks of fiscal 2025. Case volumes have been negatively impacted by foot traffic to restaurant trends in the third quarter and first 39 weeks of fiscal 2025.

Operating Income

The decrease in operating income for the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024, was primarily driven by an increase in operating expenses. The decrease in operating income in the third quarter of fiscal 2025 was also driven by a decrease in case volume and gross profit dollars. The decrease in operating income in the first 39 weeks of fiscal 2025 was partially offset by gross profit dollar growth and case volume growth, inclusive of benefits from acquisitions.

Gross profit dollars decreased in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024, primarily as a result of case volume decreases and changes in customer mix. Gross profit dollars increased in the first 39 weeks of fiscal 2025 as compared to the first 39 weeks of fiscal 2024 as a result of case volume growth inclusive of benefits from acquisitions and effective management of product cost fluctuations. The estimated change in product costs, an internal measure of inflation or deflation, increased in the third quarter and first 39 weeks of fiscal 2025. Gross margin, which is gross profit as a percentage of sales, was 18.9% and 19.0% in the third quarter and first 39 weeks of fiscal 2025, respectively, for our U.S. Foodservice Operations, which was a decrease of 50 basis points compared to gross margin of 19.4% in the third quarter of fiscal 2024, and a decrease of 38 basis points compared to a gross margin of 19.3% in the first 39 weeks of fiscal 2024, primarily due to a shift in our customer mix driven by national sales volumes outpacing local sales volumes and a decrease in Sysco brand penetration rates.

The increase in operating expenses for the third quarter and first 39 weeks of fiscal 2025, as compared to the third quarter and first 39 weeks of fiscal 2024, was primarily driven by increases in colleague-related costs, depreciation expense, and bad debt expense, partially offset by lower annual bonus incentive compensation.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 29, 2025	13-Week Period Ended Mar. 30, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$3,457	$3,494	$(37)	(1.1)%
Gross profit	728	720	8	1.1
Operating expenses	632	636	(4)	(0.6)
Operating income	$96	$84	$12	14.3%

Gross profit	$728	$720	$8	1.1%
Adjusted operating expenses (Non-GAAP)	600	611	(11)	(1.8)
Adjusted operating income (Non-GAAP)	$128	$109	$19	17.4%

Sales on a constant currency basis (Non-GAAP)	$3,571	$3,494	$77	2.2%
Gross profit on a constant currency basis (Non-GAAP)	749	720	29	4.0
Adjusted operating expenses on a constant currency basis (Non-GAAP)	617	611	6	1.0
Adjusted operating income on a constant currency basis (Non-GAAP)	$132	$109	$23	21.1%

	39-Week Period Ended Mar. 29, 2025	39-Week Period Ended Mar. 30, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$10,978	$10,773	$205	1.9%
Gross profit	2,262	2,160	102	4.7
Operating expenses	1,970	1,900	70	3.7
Operating income	$292	$260	$32	12.3%

Gross profit	$2,262	$2,160	$102	4.7%
Adjusted operating expenses (Non-GAAP)	1,875	1,832	43	2.3
Adjusted operating income (Non-GAAP)	$387	$328	$59	18.0%

Sales on a constant currency basis (Non-GAAP)	$11,107	$10,773	$334	3.1%
Gross profit on a constant currency basis (Non-GAAP)	2,278	2,160	118	5.5
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,887	1,832	55	3.0
Adjusted operating income on a constant currency basis (Non-GAAP)	$391	$328	$63	19.2%

Sales

The following tables set forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	2.6%	$89	1.6%	$170
Foreign currency	(3.3)	(114)	(1.2)	(129)
Other (1)	(0.4)	(12)	1.5	164
Total change in sales	(1.1)%	$(37)	1.9%	$205

(1)	The impact of volumes as a component of sales growth from international operations are included within “Other.”

Sales for the third quarter of fiscal 2025 decreased by 1.1% as compared to the third quarter of fiscal 2024, primarily due to the impacts of exchange rate fluctuations, partially offset by higher inflation. Sales increased by 1.9% in the first 39 weeks of fiscal 2025 as compared to the first 39 weeks of fiscal 2024, primarily due to higher inflation, partially offset by impacts of exchange rate fluctuations. Excluding the impact of the Mexico joint venture, which was divested in the second quarter of fiscal 2025, sales increased 2.5% in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024.

Operating Income

The increase in operating income for the third quarter and first 39 weeks of fiscal 2025, as compared to the third quarter and first 39 weeks of fiscal 2024, was primarily due to growth in local case volumes, success in our strategic sourcing program, and positive contributions from our recent mergers and acquisitions efforts.

The increase in gross profit dollars in the third quarter and first 39 weeks of fiscal 2025, as compared to the third quarter and first 39 weeks of fiscal 2024, was primarily attributable to increases in local case volumes. Local case volumes increased 4.5% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024.

Operating expenses decreased by 0.6% in the third quarter of fiscal 2025, as compared to the third quarter of fiscal 2024, which is primarily attributable to the joint venture in Mexico that was divested in the second quarter of fiscal 2025. Operating expenses increased by 3.7% in the first 39 weeks of fiscal 2025 as compared to the first 39 weeks of fiscal 2024, primarily due to increases in colleague-related costs, depreciation expense, and other miscellaneous costs.

Results of SYGMA and Other Segment

SYGMA segment sales were 9.5% and 9.1% higher in the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024, primarily driven by the growth of new customers. Operating income was unchanged in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 and increased $8 million in the first 39 weeks of fiscal 2025 as compared to the first 39 weeks of fiscal 2024, primarily due to the growth of new customers and the improvement of profits from strengthening productivity.

For the operations that are grouped within Other, operating income decreased $9 million and $18 million in the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024. The operations of this group primarily consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the third quarter of fiscal 2025 decreased $42 million, or 16.9%, as compared to the third quarter of fiscal 2024, primarily due to decreases in colleague-related costs, including lower annual bonus incentive compensation, and other miscellaneous costs. These expenses in the first 39 weeks of fiscal 2025 decreased $78 million, or 10.3%, as compared to the first 39 weeks of fiscal 2024, primarily due to decreases in colleague-related costs, including lower annual bonus incentive compensation, and other miscellaneous costs.

Included in Global Support Center expenses are Certain Items that totaled $24 million and $54 million in the third quarter and first 39 weeks of fiscal 2025, as compared to $29 million and $57 million in the third quarter and first 39 weeks of fiscal 2024, respectively. Certain Items impacting the third quarter and first 39 weeks of fiscal 2025 were primarily expenses associated with severances, our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the third quarter and first 39 weeks of fiscal 2024 were primarily expenses associated with severances, our business technology transformation initiatives and expenses associated with acquisitions.

Interest Expense

Interest expense decreased $9 million and increased $27 million for the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024. Interest expense incurred in a period is dependent upon the amount of commercial paper and senior notes outstanding, obligations under finance leases, and interest rates on outstanding borrowings and obligations. The $27 million increase in the first 39 weeks of fiscal 2025 as compared to the first 39 weeks of fiscal 2024 is attributable to interest on new senior notes issued and an increase in interest on outstanding commercial paper balances.

Net Earnings

Net earnings decreased 5.6% and 3.4% in the third quarter and first 39 weeks of fiscal 2025, respectively, as compared to the third quarter and first 39 weeks of fiscal 2024, primarily due to the items noted above for operating income, and interest expense, as well as items impacting our income taxes that are discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, decreased 2.9% and 0.5% in the third quarter and first 39 weeks of fiscal 2025, respectively, primarily due to decreases in sales volumes, as well as gross margins being negatively impacted by changes in customer mix and a decrease in Sysco brand penetration.

Earnings Per Share

Basic earnings per share in the third quarter of fiscal 2025 were $0.82, a 3.5% decrease from the comparable prior year period amount of $0.85 per share. Diluted earnings per share in the third quarter of fiscal 2025 were $0.82, a 3.5% decrease from the comparable prior year period amount of $0.85 per share. Adjusted diluted earnings per share, excluding Certain Items, in the third quarter of fiscal 2025 were $0.96, which is unchanged from the comparable prior year amount of $0.96 per share.

Basic earnings per share in the first 39 weeks of fiscal 2025 were $2.65, a 0.7% decrease from the comparable prior year amount of $2.67 per share. Diluted earnings per share in the first 39 weeks of fiscal 2025 were $2.64, a 0.8% decrease from the comparable prior year period amount of $2.66 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 39 weeks of fiscal 2025 were $2.98, a 2.1% increase from the comparable prior year amount of $2.92 per share.

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

The results of our operations can be impacted due to changes in exchange rates applicable in converting local currencies to U.S. dollars. We measure our results on a constant currency basis. Constant currency operating results are calculated by translating current-period local currency operating results with the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. We also measure our sales growth excluding the impact of our joint venture in Mexico which was divested in the second quarter of fiscal 2025.

Management believes that adjusting its operating expenses, operating income, operating margin, net earnings and diluted earnings per share to remove these Certain Items, presenting its results on a constant currency basis, and adjusting its results to exclude the impact of its joint venture in Mexico provides an important perspective with respect to our underlying business trends and results. It provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

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

	13-Week Period Ended Mar. 29, 2025	13-Week Period Ended Mar. 30, 2024	Change in Dollars	%/bps Change
Sales (GAAP)	$19,598	$19,380	$218	1.1%
Impact of Mexico joint venture sales	—	(120)	120	0.7
Comparable sales excluding Mexico joint venture (Non-GAAP)	$19,598	$19,260	$338	1.8%

Sales (GAAP)	$19,598	$19,380	$218	1.1%
Impact of currency fluctuations (1)	117		117	0.6
Comparable sales using a constant currency basis (Non-GAAP)	$19,715	$19,380	$335	1.7%

Cost of sales (GAAP)	$16,017	$15,771	$246	1.6%

Gross profit (GAAP)	$3,581	$3,609	$(28)	(0.8)%
Impact of currency fluctuations (1)	22		22	0.6
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,603	$3,609	$(6)	(0.2)%

Gross margin (GAAP)	18.27%	18.62%		-35 bps
Impact of currency fluctuations (1)	0.01			1 bp
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.28%	18.62%		-34 bps

Operating expenses (GAAP)	$2,900	$2,887	$13	0.5%

	13-Week Period Ended Mar. 29, 2025	13-Week Period Ended Mar. 30, 2024	Change in Dollars	%/bps Change
Impact of restructuring and transformational project costs (2)	(50)	(28)	(22)	(78.6)
Impact of acquisition-related costs (3)	(42)	(49)	7	14.3
Operating expenses adjusted for Certain Items (Non-GAAP)	2,808	2,810	(2)	(0.1)
Impact of currency fluctuations (1)	18		18	0.7
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,826	$2,810	$16	0.6%

Operating expense as a percentage of sales (GAAP)	14.80%	14.90%		-10 bps
Impact of certain item adjustments	(0.47)	(0.40)		-7 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.33%	14.50%		-17 bps

Operating income (GAAP)	$681	$722	$(41)	(5.7)%
Impact of restructuring and transformational project costs (2)	50	28	22	78.6
Impact of acquisition-related costs (3)	42	49	(7)	(14.3)
Operating income adjusted for Certain Items (Non-GAAP)	773	799	(26)	(3.3)
Impact of currency fluctuations (1)	4		4	0.5
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$777	$799	$(22)	(2.8)%

Operating margin (GAAP)	3.47%	3.73%		-26 bps
Operating margin adjusted for Certain Items (Non-GAAP)	3.94%	4.12%		-18 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.94%	4.12%		-18 bps

Net earnings (GAAP)	$401	$425	$(24)	(5.6)%
Impact of restructuring and transformational project costs (2)	50	28	22	78.6
Impact of acquisition-related costs (3)	42	49	(7)	(14.3)
Tax impact of restructuring and transformational project costs (4)	(13)	(7)	(6)	(85.7)
Tax impact of acquisition-related costs (4)	(11)	(12)	1	8.3
Net earnings adjusted for Certain Items (Non-GAAP)	$469	$483	$(14)	(2.9)%

Diluted earnings per share (GAAP)	$0.82	$0.85	$(0.03)	(3.5)%
Impact of restructuring and transformational project costs (2)	0.10	0.06	0.04	66.7
Impact of acquisition-related costs (3)	0.09	0.10	(0.01)	(10.0)
Tax impact of restructuring and transformational project costs (4)	(0.03)	(0.01)	(0.02)	NM
Tax impact of acquisition-related costs (4)	(0.02)	(0.02)	—	—
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$0.96	$0.96	$—	—%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2025 includes $15 million related to restructuring and severance charges and $35 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2024 includes $13 million related to restructuring and severance charges and $15 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.

(3)
Fiscal 2025 includes $32 million of intangible amortization expense and $10 million in acquisition and due diligence costs. Fiscal 2024 includes $32 million of intangible amortization expense and $17 million in acquisition and due diligence costs.

(4)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(5)	Individual components of diluted earnings per share may not equal the total presented when added due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM	Represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 29, 2025	39-Week Period Ended Mar. 30, 2024	Change in Dollars	%/bps Change
Sales (GAAP)	$60,232	$58,288	$1,944	3.3%
Impact of currency fluctuations (1)	133		133	0.3
Comparable sales using a constant currency basis (Non-GAAP)	$60,365	$58,288	$2,077	3.6%

Cost of sales (GAAP)	$49,249	$47,518	$1,731	3.6%

Gross profit (GAAP)	$10,983	$10,770	$213	2.0%
Impact of currency fluctuations (1)	18		18	0.1
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$11,001	$10,770	$231	2.1%

Gross margin (GAAP)	18.23%	18.48%		-25 bps
Impact of currency fluctuations (1)	(0.01)			-1 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.22%	18.48%		-26 bps

Operating expenses (GAAP)	$8,783	$8,544	$239	2.8%
Impact of restructuring and transformational project costs (2)	(107)	(59)	(48)	(81.4)
Impact of acquisition-related costs (3)	(121)	(113)	(8)	(7.1)
Operating expenses adjusted for Certain Items (Non-GAAP)	8,555	8,372	183	2.2
Impact of currency fluctuations (1)	12		12	0.1
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$8,567	$8,372	$195	2.3%

Operating expense as a percentage of sales (GAAP)	14.58%	14.66%		-8 bps
Impact of certain item adjustments	(0.38)	(0.30)		-8 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.20%	14.36%		-16 bps

Operating income (GAAP)	$2,200	$2,226	$(26)	(1.2)%
Impact of restructuring and transformational project costs (2)	107	59	48	81.4
Impact of acquisition-related costs (3)	121	113	8	7.1
Operating income adjusted for Certain Items (Non-GAAP)	2,428	2,398	30	1.3
Impact of currency fluctuations (1)	6		6	0.2
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,434	$2,398	$36	1.5%

Operating margin (GAAP)	3.65%	3.82%		-17 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.03%	4.11%		-8 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.03%	4.11%		-8 bps

Net earnings (GAAP)	$1,297	$1,343	$(46)	(3.4)%
Impact of restructuring and transformational project costs (2)	107	59	48	81.4
Impact of acquisition-related costs (3)	121	113	8	7.1
Tax impact of restructuring and transformational project costs (4)	(27)	(14)	(13)	(92.9)
Tax impact of acquisition-related costs (4)	(31)	(27)	(4)	(14.8)
Net earnings adjusted for Certain Items (Non-GAAP)	$1,467	$1,474	$(7)	(0.5)%

	39-Week Period Ended Mar. 29, 2025	39-Week Period Ended Mar. 30, 2024	Change in Dollars	%/bps Change

Diluted earnings per share (GAAP)	$2.64	$2.66	$(0.02)	(0.8)%
Impact of restructuring and transformational project costs (2)	0.22	0.12	0.10	83.3
Impact of acquisition-related costs (3)	0.25	0.22	0.03	13.6
Tax impact of restructuring and transformational project costs (4)	(0.05)	(0.03)	(0.02)	(66.7)
Tax impact of acquisition-related costs (4)	(0.06)	(0.05)	(0.01)	(20.0)
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$2.98	$2.92	$0.06	2.1%

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2025 includes $31 million related to restructuring and severance charges and $76 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2024 includes $21 million related to restructuring and severance charges and $38 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(3)
Fiscal 2025 includes $97 million of intangible amortization expense and $24 million in acquisition and due diligence costs. Fiscal 2024 includes $91 million of intangible amortization expense and $22 million in acquisition and due diligence costs.

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

NM	Represents that the percentage change is not meaningful.

	13-Week Period Ended Mar. 29, 2025	13-Week Period Ended Mar. 30, 2024	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,849	$1,801	$48	2.7%
Impact of restructuring and transformational project costs (1)	(16)	(6)	(10)	NM
Impact of acquisition-related costs (2)	(20)	(17)	(3)	(17.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,813	$1,778	$35	2.0%

Operating income (GAAP)	$754	$852	$(98)	(11.5)%
Impact of restructuring and transformational project costs (1)	16	6	10	NM
Impact of acquisition-related costs (2)	20	17	3	17.6
Operating income adjusted for Certain Items (Non-GAAP)	$790	$875	$(85)	(9.7)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,457	$3,494	$(37)	(1.1)%
Impact of Mexico joint venture sales	—	(120)	120	3.6
Comparable sales excluding Mexico joint venture (Non-GAAP)	$3,457	$3,374	$83	2.5%

Sales (GAAP)	$3,457	$3,494	$(37)	(1.1)%
Impact of currency fluctuations (3)	114		114	3.3
Comparable sales using a constant currency basis (Non-GAAP)	$3,571	$3,494	$77	2.2%

Gross profit (GAAP)	$728	$720	$8	1.1%
Impact of currency fluctuations (3)	21		21	2.9
Comparable gross profit using a constant currency basis (Non-GAAP)	$749	$720	$29	4.0%

Gross margin (GAAP)	21.06%	20.61%		45 bps
Impact of currency fluctuations (3)	(0.09)			-9 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.97%	20.61%		36 bps

Operating expenses (GAAP)	$632	$636	$(4)	(0.6)%
Impact of restructuring and transformational project costs (4)	(13)	(7)	(6)	(85.7)
Impact of acquisition-related costs (5)	(19)	(18)	(1)	(5.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	600	611	(11)	(1.8)
Impact of currency fluctuations (3)	17		17	2.8
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$617	$611	$6	1.0%

Operating income (GAAP)	$96	$84	$12	14.3%
Impact of restructuring and transformational project costs (4)	13	7	6	85.7
Impact of acquisition-related costs (5)	19	18	1	5.6
Operating income adjusted for Certain Items (Non-GAAP)	128	109	19	17.4
Impact of currency fluctuations (3)	4		4	3.7
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$132	$109	$23	21.1%

SYGMA
Operating expenses (GAAP)	$149	$136	$13	9.6%
Operating income (GAAP)	17	17	—	—

OTHER
Operating expenses (GAAP)	$63	$65	$(2)	(3.1)%
Operating (loss) income (GAAP)	(3)	6	(9)	NM

	13-Week Period Ended Mar. 29, 2025	13-Week Period Ended Mar. 30, 2024	Change in Dollars	%/bps Change

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$24	$12	$12	100.0%

Operating expenses (GAAP)	$207	$249	$(42)	(16.9)%
Impact of restructuring and transformational project costs (6)	(21)	(15)	(6)	(40.0)
Impact of acquisition-related costs (7)	(3)	(14)	11	78.6
Operating expenses adjusted for Certain Items (Non-GAAP)	$183	$220	$(37)	(16.8)%

Operating loss (GAAP)	$(183)	$(237)	$54	22.8%
Impact of restructuring and transformational project costs (6)	21	15	6	40.0
Impact of acquisition-related costs (7)	3	14	(11)	(78.6)
Operating loss adjusted for Certain Items (Non-GAAP)	$(159)	$(208)	$49	23.6%

(1)	Primarily represents severance and transformation initiative costs.
(2)	Fiscal 2025 and fiscal 2024 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation costs primarily in Europe.
(5)	Primarily represents intangible amortization expense and acquisition costs.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 29, 2025	39-Week Period Ended Mar. 30, 2024	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$5,507	$5,283	$224	4.2%
Impact of restructuring and transformational project costs (1)	(26)	(6)	(20)	NM
Impact of acquisition-related costs (2)	(53)	(41)	(12)	(29.3)
Operating expenses adjusted for Certain Items (Non-GAAP)	$5,428	$5,236	$192	3.7%

Operating income (GAAP)	$2,496	$2,632	$(136)	(5.2)%
Impact of restructuring and transformational project costs (1)	26	6	20	NM
Impact of acquisition-related costs (2)	53	41	12	29.3
Operating income adjusted for Certain Items (Non-GAAP)	$2,575	$2,679	$(104)	(3.9)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$10,978	$10,773	$205	1.9%
Impact of currency fluctuations (3)	129		129	1.2
Comparable sales using a constant currency basis (Non-GAAP)	$11,107	$10,773	$334	3.1%

Gross profit (GAAP)	$2,262	$2,160	$102	4.7%
Impact of currency fluctuations (3)	16		16	0.8
Comparable gross profit using a constant currency basis (Non-GAAP)	$2,278	$2,160	$118	5.5%

Gross margin (GAAP)	20.60%	20.05%		55 bps
Impact of currency fluctuations (3)	(0.09)			-9 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.51%	20.05%		46 bps

Operating expenses (GAAP)	$1,970	$1,900	$70	3.7%
Impact of restructuring and transformational project costs (4)	(39)	(15)	(24)	NM
Impact of acquisition-related costs (5)	(56)	(53)	(3)	(5.7)
Operating expenses adjusted for Certain Items (Non-GAAP)	1,875	1,832	43	2.3
Impact of currency fluctuations (3)	12		12	0.7
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,887	$1,832	$55	3.0%

Operating income (GAAP)	$292	$260	$32	12.3%
Impact of restructuring and transformational project costs (4)	39	15	24	NM
Impact of acquisition-related costs (5)	56	53	3	5.7
Operating income adjusted for Certain Items (Non-GAAP)	387	328	59	18.0
Impact of currency fluctuations (3)	4		4	1.2
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$391	$328	$63	19.2%

SYGMA
Sales (GAAP)	$6,246	$5,724	$522	9.1%
Gross profit (GAAP)	492	454	38	8.4
Gross margin (GAAP)	7.88%	7.93%		-5 bps

	39-Week Period Ended Mar. 29, 2025	39-Week Period Ended Mar. 30, 2024	Change in Dollars	%/bps Change
Operating expenses (GAAP)	$438	$408	$30	7.4%
Operating income (GAAP)	54	46	8	17.4%

OTHER
Operating expenses (GAAP)	$188	$195	$(7)	(3.6)%
Operating income (GAAP)	9	27	(18)	(66.7)%

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$29	$19	$10	52.6%

Operating expenses (GAAP)	$680	$758	$(78)	(10.3)%
Impact of restructuring and transformational project costs (6)	(42)	(38)	(4)	(10.5)
Impact of acquisition-related costs (7)	(12)	(19)	7	36.8
Operating expenses adjusted for Certain Items (Non-GAAP)	$626	$701	$(75)	(10.7)%

Operating loss (GAAP)	$(651)	$(739)	$88	11.9%
Impact of restructuring and transformational project costs (6)	42	38	4	10.5
Impact of acquisition-related costs (7)	12	19	(7)	(36.8)
Operating loss adjusted for Certain Items (Non-GAAP)	$(597)	$(682)	$85	12.5%

(1)	Primarily represents severance and transformation costs.
(2)	Fiscal 2025 and fiscal 2024 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation costs primarily in Europe.
(5)	Primarily represents intangible amortization expense and acquisition costs.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

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

	13-Week Period Ended Mar. 29, 2025	13-Week Period Ended Mar. 30, 2024	Change in Dollars	% Change
Net earnings (GAAP)	$401	$425	$(24)	(5.6)%
Interest (GAAP)	149	158	(9)	(5.7)
Income taxes (GAAP)	122	129	(7)	(5.4)
Depreciation and amortization (GAAP)	238	221	17	7.7
EBITDA (Non-GAAP)	$910	$933	$(23)	(2.5)%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	$49	$27	$22	81.5%
Impact of acquisition-related costs (2)	10	17	(7)	(41.2)
EBITDA adjusted for Certain Items (Non-GAAP) (3)	$969	$977	$(8)	(0.8)%
Other expense (income), net	9	10	(1)	(10.0)
Depreciation and amortization, as adjusted (Non-GAAP) (4)	(205)	(188)	(17)	(9.0)
Operating income adjusted for Certain Items (Non-GAAP)	$773	$799	$(26)	(3.3)%

(1)
Fiscal 2025 and fiscal 2024 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2025 and fiscal 2024 include acquisition and due diligence costs.
(3)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $7 million and $7 million or non-cash stock compensation expense of $15 million and $24 million in fiscal 2025 and fiscal 2024, respectively.

(4)
Fiscal 2025 includes $238 million in GAAP depreciation and amortization expense, less $33 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2024 includes $221 million in GAAP depreciation and amortization expense, less $34 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

	39-Week Period Ended Mar. 29, 2025	39-Week Period Ended Mar. 30, 2024	Change in Dollars	% Change
Net earnings (GAAP)	$1,297	$1,343	$(46)	(3.4)%
Interest (GAAP)	469	442	27	6.1
Income taxes (GAAP)	402	418	(16)	(3.8)
Depreciation and amortization (GAAP)	709	647	62	9.6
EBITDA (Non-GAAP)	$2,877	$2,850	$27	0.9%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	104	56	48	85.7
Impact of acquisition-related costs (2)	24	22	2	9.1
EBITDA adjusted for Certain Items (Non-GAAP) (3)	$3,005	$2,928	$77	2.6%
Other expense (income), net	32	23	9	39.1
Depreciation and amortization, as adjusted (Non-GAAP) (4)	(609)	(553)	(56)	(10.1)
Operating income adjusted for Certain Items (Non-GAAP)	$2,428	$2,398	$30	1.3%

(1)
Fiscal 2025 and 2024 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2025 and 2024 include acquisition and due diligence costs.
(3)
In arriving at adjusted EBITDA, Sysco does not exclude interest income of $22 million and $28 million or non-cash stock compensation expense of $74 million and $77 million for fiscal 2025 and fiscal 2024, respectively.

(4)
Fiscal 2025 includes $709 million in GAAP depreciation and amortization expense, less $100 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2024 includes $647 million in GAAP depreciation and amortization expense, less $94 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

Projected Adjusted Earnings Per Share Guidance

Adjusted earnings per share is a non-GAAP financial measure; however, we cannot predict with certainty certain items that would be included in the most directly comparable GAAP measure for the relevant future periods. Due to these uncertainties, we cannot provide a quantitative reconciliation of projected adjusted EPS to the most directly comparable GAAP financial measure without unreasonable effort. However, we expect to calculate adjusted earnings per share for future periods in the same manner as the reconciliations provided for the historical periods herein.

Liquidity and Capital Resources

Highlights

We produced positive free cash flow of $954 million in the first 39 weeks of fiscal 2025, as compared to positive free cash flow of $864 million in the first 39 weeks of fiscal 2024. The increase in free cash flow is attributable to an increase in proceeds from sales of plant and equipment, partially offset by a decrease in cash provided by operating activities. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 39 weeks of fiscal 2025 to the first 39 weeks of fiscal 2024 are provided.

	39-Week Period Ended Mar. 29, 2025	39-Week Period Ended Mar. 30, 2024
Source of cash (use of cash)	(In millions)
Net cash provided by operating activities (GAAP)	$1,317	$1,373
Additions to plant and equipment	(532)	(530)
Proceeds from sales of plant and equipment	169	21
Free Cash Flow (Non-GAAP) (1)	$954	$864

Acquisition of businesses, net of cash acquired	$(40)	$(1,181)
Debt borrowings (repayments), net	1,078	1,447
Stock repurchases	(700)	(700)
Dividends paid	(752)	(758)

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

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. As of March 29, 2025, we had $1.5 billion in cash and cash equivalents, approximately 50% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow. Due to our strong financial position, we believe we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. The remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper programs and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $1.3 billion in cash flows from operations in the first 39 weeks of fiscal 2025, compared to cash flows from operations of $1.4 billion in the first 39 weeks of fiscal 2024. In the first 39 weeks of fiscal 2025, these amounts included year-over-year favorable comparisons on working capital of $163 million due to favorable comparisons on accounts payable and accounts receivable, partially offset by an unfavorable comparison in inventory. Accrued expenses also had an unfavorable comparison, primarily related to accrued payroll in the first 39 weeks of fiscal 2025 in comparison to the first 39 weeks of fiscal 2024. Income tax payments made in the first 39 weeks of fiscal 2025 were unchanged compared to the first 39 weeks of fiscal 2024. During the third quarter of fiscal 2025, tax payments were made that had been previously deferred under IRS disaster relief provisions related to Hurricane Beryl. These payments related to tax obligations that were originally due in fiscal 2024 and the first and second quarters of fiscal 2025.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2025 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 39 weeks of fiscal 2025 were $2 million higher than in the first 39 weeks of fiscal 2024.

During the first 39 weeks of fiscal 2025, we paid $40 million, net of cash acquired, for the acquisition of Campbells Prime Meat. The first 39 weeks of fiscal 2024 includes $1.2 billion of cash paid for the acquisitions of BIX Produce Company, Edward Don, and Ready Chef.

During the first 39 weeks of fiscal 2025, we received $169 million in proceeds from sales of plant and equipment, which is primarily attributable to proceeds received from sale leaseback transactions. During the first 39 weeks of fiscal 2024, we received $21 million in proceeds from sales of plant and equipment.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $96 million in the first 39 weeks of fiscal 2025, as compared to $103 million in the first 39 weeks of fiscal 2024. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased 9,418,578 shares for $700 million during the first 39 weeks of fiscal 2025 and intend to repurchase up to a total of $1.25 billion in fiscal 2025. As of March 29, 2025, we had a remaining authorization of approximately $2.1 billion. We repurchased no additional shares under our authorization from the end of our fiscal third quarter through April 11, 2025.

Dividends paid in the first 39 weeks of fiscal 2025 were $752 million, or $1.53 per share, as compared to $758 million, or $1.50 per share, in the first 39 weeks of fiscal 2024. In February 2025, we declared our regular quarterly dividend for the third quarter of fiscal 2025 of $0.51 per share, which was paid in April 2025. In April 2025, we declared our regular quarterly dividend for the fourth quarter of fiscal 2025 of $0.54 per share, representing an increase of $0.03 per share. This dividend will be payable in July 2025.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 7, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of March 29, 2025 are also disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of March 29, 2025, Sysco had a total of $11.8 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2024 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Mar. 29, 2025	Jun. 29, 2024
	(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$247	$428
Current assets	6,454	5,417
Total current assets	$6,701	$5,845
Notes receivable from non-obligor subsidiaries	$39	$78
Other noncurrent assets	5,016	4,714
Total noncurrent assets	$5,055	$4,792

LIABILITIES
Payables due to non-obligor subsidiaries	$209	$215
Other current liabilities	2,996	2,396
Total current liabilities	$3,205	$2,611
Notes payable to non-obligor subsidiaries	$402	$250
Long-term debt	11,822	11,276
Other noncurrent liabilities	1,472	1,334
Total noncurrent liabilities	$13,696	$12,860

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	39-Week Period Ended Mar. 29, 2025
(In millions)
Sales	$36,707
Gross profit	6,482
Operating income	1,765
Interest expense from non-obligor subsidiaries	2
Net earnings	927

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
•our expectations regarding our fiscal 2025 sales and our rate of sales growth in fiscal 2025;
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

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this Form 10-Q and those discussed in Item 1A of our fiscal 2024 Form 10-K:

•the impact of geopolitical, economic and market conditions and developments, including changes in global trade policies and tariffs and their ability to impact consumer confidence and foot traffic to restaurants;
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
•the impact and effects of natural disasters or adverse weather conditions;
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

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 29, 2025, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 29, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We made the following share repurchases during the third quarter of fiscal 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 29 - January 25	1,158,969	$73.96	1,158,969	—
Month #2
January 26 - February 22	1,890,658	71.78	1,890,658	—
Month #3
February 23 - March 29	2,419,310	73.81	2,419,310	—
Totals	5,468,937	$73.14	5,468,937	—

(1)	The total number of shares purchased includes no shares tendered by individuals in connection with stock option exercises Month #1, Month #2 and Month #3, respectively.
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

We repurchased 9,418,578 shares for $700 million during the first 39 weeks of fiscal 2025. As of March 29, 2025, we had a remaining authorization of approximately $2.1 billion. We repurchased no additional shares under our authorization from the end of our fiscal third quarter through April 11, 2025.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 29, 2025, no director or executive officer of Sysco adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each term as defined in Item 408(a) of Regulation S-K).

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated June 20, 2024, incorporated by reference to Exhibit 4.4 to the Form S-8 filed on December 6, 2024 (File No. 1-6544).

4.1	—
Forty-Sixth Supplemental Indenture, dated as of February 25, 2025, by and among the Company, the Subsidiary Guarantors and the Trustee relating to the 2030 Notes (including the Form of 5.100% Senior Note), incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on February 25, 2025 (File No. 1-6544).

4.2	—
Forty-Seventh Supplemental Indenture, dated as of February 25, 2025, by and among the Company, the Subsidiary Guarantors and the Trustee relating to the 2035 Notes (including the Form of 5.400% Senior Note), incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed on February 25, 2025 (File No. 1-6544).

10.1†#	—	Form of Performance Share Unit Grant Agreement – Retention Award for Thomas R. Peck Jr. dated February 26, 2025, pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: April 29, 2025	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and
Chief Executive Officer

Date: April 29, 2025	By:	/s/ KENNY K. CHEUNG
Kenny K. Cheung
Executive Vice President,
Chief Financial Officer

Date: April 29, 2025	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President,
Chief Accounting Officer