Form 10-K
period 2025-06-28
SYSCO CORP
filed 2025-08-22
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2025
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

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $37,355,747,561 as of December 27, 2024 (based on the closing sales price on the New York Stock Exchange Composite Tape). As of August 5, 2025, the registrant had issued and outstanding an aggregate of 478,212,357 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s 2025 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III where indicated.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or the “company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest global distributor of food and related products primarily to the foodservice or food-away-from-home industry. Our purpose is “Connecting the World to Share Food and Care for One Another.” We provided products and related services to approximately 730,000 customer locations, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers during fiscal 2025.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115 million to our all-time high of $81.4 billion in annual sales in fiscal 2025, both through internal expansion of existing operations and acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended June 28, 2025 for fiscal 2025, a 52-week year ended June 29, 2024 for fiscal 2024 and a 52-week year ended July 1, 2023 for fiscal 2023. We will have a 52-week year ending June 27, 2026 for fiscal 2026.

Available Information

Sysco Corporation is organized under the laws of Delaware. The address and telephone number of our executive offices are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390. This annual report on Form 10-K, as well as all other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished by Sysco pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), with the Securities and Exchange Commission (SEC) are available free of charge on Sysco’s website at www.sysco.com as soon as reasonably practicable after they are electronically filed with or furnished with the SEC. Sysco also periodically provides certain information for investors on its website at www.sysco.com. This includes press releases and other information about financial performance, information on environmental, social and governance matters, and details related to Sysco’s annual meeting of stockholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing.

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

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Buckhead | Newport Meat & Seafood specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, Inc., our Edward Don restaurant equipment and supplies distribution business, our Asian specialty distribution company and a number of other small specialty businesses that are not material to the operations of Sysco;
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
•restaurant and kitchen equipment and supplies; and
•cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2025	2024	2023
Fresh and frozen meats	19%	18%	18%
Canned and dry products	18	19	19
Frozen fruits, vegetables, bakery and other	15	15	15
Dairy products	11	10	11
Poultry	10	10	10
Fresh produce	8	9	9
Paper and disposables	7	7	7
Beverage products	4	4	3
Seafood	3	4	4
Equipment and smallwares	2	2	1
Other (1)	3	2	3
Totals	100%	100%	100%

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

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

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended June 28, 2025.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2025	2024	2023
Restaurants	60%	62%	62%
Education, government	8	7	8
Healthcare	8	7	7
Travel and leisure	7	6	8
Other (1)	17	18	15
Totals	100%	100%	100%

(1)
Other includes cafeterias that are not stand-alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports, as well as retail food sales and logistics services. None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

We estimate that sales to our customers in the food service management (FSM) sector, which include large customers that service cafeterias in institutions such as universities, hospitals, and sporting venues, accounted for 8% of sales in both fiscal 2025 and fiscal 2024. These sales are reflected within the respective customer types listed in the table above, depending on the type of customer the FSM operator serves.

Sources of Supply

We purchase from thousands of suppliers, both domestic and international, none of which individually accounted for more than 10% of our purchases for fiscal 2025. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. We also provide specialty and seasonal products from small to mid-sized producers to meet a growing demand for locally sourced products. Our locally sourced products, including produce, meats, cheese and other products, help differentiate our customers’ offerings, satisfy demand for new products, and support local communities. Merchandise is generally purchased through both centrally developed programs, domestically and internationally, and direct programs established by our various operating sites. For our U.S. Foodservice Operations, which represents approximately 70% of our total sales, over 90% of products are purchased domestically.

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

Global Support Center

Our Global Support Center (GSC) provides numerous centralized services to our operating sites and performs support activities for employees, suppliers and customers. GSC team members possess experience and expertise in, among other areas, customer and vendor contract administration, finance, legal, information technology, risk management and insurance, sales and marketing, merchandising, inbound logistics, human resources, and strategy.

Capital Improvements

During fiscal 2025, 2024 and 2023, $906 million, $832 million and $793 million, respectively, were invested in facilities, technology, equipment, delivery fleet and other capital asset enhancements. From time to time, we dispose of assets in the normal course of business, and we consider proceeds from these asset sales to be an offset to capital expenditures. During fiscal 2025, 2024 and 2023, capital expenditures, net of proceeds from sales of assets, were $692 million, $753 million and $751 million, respectively. Capital expenditures, net of proceeds from sales of assets, as a percentage of sales during fiscal 2025, 2024 and 2023 were 0.9%, 1.0% and 1.0%, respectively. During the three years ended June 28, 2025, capital expenditures were financed primarily by internally generated funds along with bank and other borrowings. We expect our capital expenditures, net of proceeds from sales of assets, to approximate $700 million in fiscal 2026, and we expect to finance these capital expenditures from cash flows from operations and bank and other borrowings.

Human Capital Resources

We believe engaged and empowered colleagues are key to business success. Attracting, developing and retaining the best talent globally drives the company’s long-term value. Our diverse colleagues and inclusive culture create an environment where colleagues can develop their skills and contribute to our success. As of June 28, 2025, we employed approximately 75,000 employees, including 51,000 U.S. employees and 24,000 employees outside the U.S., as compared to approximately 76,000 employees as of June 29, 2024. Also, approximately 99% of our U.S.-based colleagues are classified as full-time, defined as employees who work 30 or more hours per week. Approximately 14% of our employees were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 14% of our union employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2026.

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

Total Rewards — We are committed to equal pay for equal work, regardless of gender, race, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors, such as an employee’s role and experience, job location and individual performance. We also regularly review our compensation practices to promote fair and equitable pay. In fiscal 2025, our hourly colleagues received an average hourly wage of approximately $25, and 100% of colleagues in our U.S. distribution facilities received pay above state minimum wage thresholds. Also, some of our full-time colleagues receive paid vacation and sick time benefits, short-term and long-term incentives, retirement plans, training and development, access to career opportunities, paid pregnancy and adoption leave benefits, short-term and long-term disability benefits, health and welfare benefits, and recognition, as well as other programs like employee discounts.

Inclusion — Our Inclusion team develops and operationalizes global strategic initiatives that are designed to ensure that every colleague, customer, supplier and/or partner – regardless of identity, background, or life experience – feels valued, respected, and empowered to contribute. To further this goal, our Chief Inclusion Officer works collaboratively with our Global Inclusion Council to ensure a strategy that meets the needs of our full colleague population, as well as the vibrant, diverse customers and communities we serve. Our global strategy is further advanced by our 11 Colleague Resource Groups (CRGs) – voluntary, colleague-led groups that enhance inclusion and belonging through programming and initiatives falling into the following areas:

colleague, community, culture, and corporation. Each CRG is helmed by a VP+ level Executive Sponsor to ensure alignment with business priorities, and each group is open to all colleagues.

As of June 28, 2025, our U.S. employee population possessed the gender, ethnic and racial attributes identified below:

United States Employee Population (1)	Male	Female	White	Hispanic or Latino	Black or African American	Asian	American Indian or Alaskan Native	Native Hawaiian or Other Pacific Islander	Two or more races	Not Available
Individual Contributors	80%	20%	40%	27%	22%	5%	1%	1%	2%	2%
Management	71	29	62	16	11	5	1	1	2	2
Senior Management	73	27	76	8	6	5	—	—	1	4
Officers	76	24	63	7	9	3	2	—	2	14
Total Sysco	79	21	43	26	21	5	1	1	2	1

(1)	Information is based on self-reported identification.

Information about our Executive Officers:

The section below provides information regarding our executive officers as of August 21, 2025. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer. All officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name	Age	Position	First Year in Present Position	Other Positions Held July 1, 2020 - June 30, 2025
Kevin P. Hourican	52	Chair of the Board and Chief Executive Officer	2024	President and Chief Executive Officer of Sysco Corporation, 2020 – 2025
Greg D. Bertrand	61	Executive Vice President, Global Chief Operating Officer	2023	Executive Vice President, U.S. Foodservice Operations of Sysco Corporation, 2018 – 2023
Kenny K. Cheung	43	Executive Vice President, Chief Financial Officer	2023	Senior Vice President and Chief Financial Officer, North America of The Hertz Corporation, 2020 Executive Vice President, Chief Financial Officer of The Hertz Corporation, 2020 – 2023
Victoria L. Gutierrez	40	Senior Vice President, Chief Merchandising Officer	2022	Partner of Boston Consulting Group, 2014 – 2021 Vice President of Category Management of Sysco Corporation, 2021 – 2022
Jennifer L. Johnson	52	Senior Vice President, Chief Accounting Officer	2023	Staff Vice President and Corporate Controller of FedEx Corporation, 2015 – 2021

Corporate Vice President and Principal Accounting Officer – Elect of FedEx Corporation, 2021

				Corporate Vice President and Principal Accounting Officer of FedEx Corporation, 2021 – 2023

Gregory S. Keller	55	Senior Vice President, National Accounts – SYGMA & Guest Worldwide	2023	Senior Vice President, National Sales and President – SYGMA of Sysco Corporation, 2019 – 2020

Senior Vice President, Sales of Sysco Corporation, 2020 – 2021

				Senior Vice President, National Sales of Sysco Corporation, 2021 – 2023
Thomas R. Peck, Jr.	58	Executive Vice President, Chief Information and Digital Officer	2021	Executive Vice President, Chief Information and Digital Officer of Ingram Micro Inc., 2018 – 2020
Ronald L. Phillips	60	Executive Vice President, Chief Human Resources Officer	2021	Senior Vice President, Human Resources, Retail, Omnicare and Enterprise Modernization for CVS Health Corporation, 2018 – 2021
Jennifer K. Schott	52	Executive Vice President, Chief Legal Officer & Secretary	2025	Deputy General Counsel & Assistant Corporate Secretary of Caterpillar Inc., 2019 – 2021 Senior Vice President, General Counsel and Secretary of Illinois Tool Works, Inc., 2021 – 2025

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

We estimate that we serve about 17% of an approximately $370 billion annual foodservice market in the U.S., as estimated by Technomic, Inc., for calendar year 2024. Technomic projects the market size to increase to approximately $382 billion by the end of calendar 2025. We also serve certain international geographies that vary in size and amount of market share. We believe, based upon industry trade data, our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2025. While comprehensive industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trade areas. We believe our competitive advantages include our sales consultants; our diversified product base, which includes quality-assured Sysco brand products; our service reliability; the ancillary services we provide to our customers, such as business reviews and menu analysis; and our multi-regional presence in North America and Europe. These advantages combined with a large geographical footprint of multi-temperature warehouses, mitigate some of the impact of regional economic declines that may occur over time.

Government Regulation

Our company is required to comply, and it is our policy to comply, with all applicable laws and regulations in the numerous countries throughout the world in which we do business.

In the U.S., as a marketer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA). The FDA regulates food safety and quality through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point (HACCP) requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods; prescribes the format and content of information required to appear on food product labels; regulates food contact packaging and materials; and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Organic Foods Production Act of 1990, the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of meat and poultry products, regulates the production, handling, labeling, and enforcement of all USDA organic products, and establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

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

We and our products are also subject to state and local regulation through such measures as the licensing of our facilities; enforcement by state and local health agencies of state and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products we distribute. We are also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace. The Fair Labor Standards Act establishes minimum wages and overtime standards, among other requirements, and prohibits discrimination in employment based on non-merit categories, including Title VII of the Civil Rights Act and the Americans with Disabilities Act, and other laws relating to accessibility. Our workers’ compensation programs are subject to regulation by the jurisdictions in which we operate.

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

Outside the U.S., our business is subject to numerous similar statutes, regulations, and other regulatory requirements. For example, we are subject to legal and regulatory requirements of the U.K. and the European Union (EU), as well as those of EU countries, where we conduct business (including Ireland, France and Sweden). Those requirements relate to, among other things, competition, product composition, packaging, labeling, advertisement (including nutrition and health claims) and the safety of food products, as well as the health, safety and working conditions of employees. We are subject to privacy laws in the EU, including the General Data Protection Regulation (GDPR), which requires companies to meet certain requirements regarding the handling of personal data. In addition, our business is subject to the U.K. Modern Slavery Act 2015, which requires certain companies that operate in the U.K. to prepare a report describing steps that they have taken to ensure that slavery and human trafficking is not taking place in their supply chain or business. Our business is also subject to the U.K. Bribery Act 2010, an anti-corruption law that criminalizes the failure by a company to prevent persons associated with that company from offering or paying bribes to government officials or non-government persons in order to obtain or retain business or a business advantage for the company, as well as restricting the offer, payment or receipt of bribes to or from governmental officials and non-governmental persons.

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

Given the regulated nature of some of our operations, we routinely incur compliance-related costs, both direct and indirect. We do not anticipate any material capital expenditures for compliance with these laws, rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material, and we could incur liability in any instance of noncompliance. See “Item 1A. Risk Factors” for additional information regarding government regulations that could impact our business.

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

As of June 28, 2025, we operated 337 distribution facilities throughout North America and Europe.

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

Public health crises, pandemics and epidemics could adversely affect our business, financial condition and results of operations, and disrupt the operations of our business partners, suppliers and customers. We cannot predict with certainty the extent to which our operations may be impacted in the future by the effects of public health crises, pandemics, or epidemics on us or on our business partners, suppliers and customers. Fear of these or similar events may alter consumer confidence, behavior and spending patterns, and could adversely affect the economies and financial markets of many countries (or globally), resulting in an economic downturn that could affect customers’ demand for our products.

In response to public health crises, governmental authorities in many countries in which we, our customers and our suppliers are present and operate, may impose mandatory closures, seek voluntary closures and impose restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions could require or strongly urge various venues where foodservice products are served, including restaurants, schools, hotels and cruise liners, to reduce or discontinue operations, which could adversely affect demand in the foodservice industry, including demand for our products and services.

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

Our results of operations are susceptible to regional, national and international economic trends and uncertainties. Economic conditions can affect us in the following ways:

•Unfavorable geopolitical, economic and market conditions and developments, including changes in global trade policies and tariffs, can depress demand (including as to mix of products and services), sales and/or gross margins in a given market, impact consumer confidence and foot traffic to restaurants.
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

The cost of fuel affects the prices we pay for products, as well as the costs we incur to deliver products to our customers. We require significant quantities of fuel for our delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel. The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances (such as the invasion of Ukraine by the Russian Federation (Russia) or military conflicts in the Middle East) as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (OPEC) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Although we have been able to pass along a portion of increased fuel costs to our customers in the past through, among other things, our fuel surcharge program, we may not be able to do so in the future. If fuel costs continue to increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may adversely affect our results of operations.

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

Our international operations subject us to certain risks, including economic and political instability and potential unfavorable changes in laws and regulations in international markets in which we operate. Local or regional geopolitical events, such as Brexit and, civil unrest in France in 2023 related to socioeconomic issues, have negatively impacted our operations in the past. Similar future trade or labor disruptions or disputes could have a negative impact on our operations in the EU and other parts of the world. In addition, recent U.S. tariffs imposed or threatened to be imposed on other countries, any retaliatory actions taken by such countries and general political uncertainty surrounding trade relations and policies could have a negative impact on our business, results of operations and financial condition as well as consumer confidence and spending.

In addition, military conflicts, such as the invasion of Ukraine by Russia and conflicts in the Middle East, or other geopolitical events, can negatively impact global demand. In response to such conflicts, various governments can and have recently imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties, which actions can have a negative impact on our operations. Although our business has not been materially impacted to date by ongoing military conflicts, it is impossible to predict the extent to which our operations, or those of our suppliers and customers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are difficult to predict, but could be substantial. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets. Any or all of these factors could disrupt our business directly and could disrupt the business of our customers, which could have an adverse effect on our business and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

We obtain substantially all of our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the foodservice products and supplies that we need due to conditions outside of their control. We are also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of our control. These conditions include shortages of qualified labor for our suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, transportation interruptions (such as shortages of ocean cargo containers), unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest, terrorist attacks or international hostilities (such as ongoing military conflicts), changes in trade relations and policies, including tariffs, retaliatory tariffs and other trade barriers, and natural disasters, epidemics, pandemics or other human or animal disease outbreaks or other catastrophic events (including, but not limited to, foodborne illnesses). Many of these conditions outside of our control could also impair our ability to provide our products and services to our customers or increase the cost of doing so. We cannot predict with certainty the extent that our operations may continue to be impacted by any similar effects of public health crises, pandemics, or epidemics on us or on our business partners, suppliers and customers. Customer demand is currently outpacing available supply in certain categories. Certain suppliers are struggling to meet demand for our orders and may also be affected by higher costs to source or produce and transport products, which impairs our ability to deliver products and services to our customers. Prolonged future supply shortages could have an adverse effect on our financial condition and results of operations.

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

Climate change and other social and governance matters, as well as the legal, regulatory or market measures being implemented to address such matters, may have an adverse impact on our business, results of operations and financial condition.

The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (GHG) emissions, energy usage and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse impact on our business, results of operations and financial condition. Such adverse impacts may be incurred directly through damage to our own property or equipment or indirectly if such impacts adversely affect our suppliers. In addition, from time to time we establish and publicly announce goals and commitments related to sustainability matters, including those related to reducing our impact on the environment. Our current sustainability goals include to reduce our Scope 1 & 2 emissions by 27.5% by 2030 and to continue to encourage suppliers to reduce Scope 3 emissions (focusing on purchased goods and services and upstream transportation suppliers). Our ability to meet these and other related goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions, including electric and other alternative fuel vehicles as well as alternative energy sources, which may not be developed or be available to us in the timeframe needed to achieve these goals. In addition, we may determine that it is in our best interests to revise our current goals based on economic or regulatory factors, business strategy or other factors. If we change or do not meet our publicly stated goals, then we may experience a negative reaction from the media, stockholders, activists and other interested stakeholders, and any perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. While we remain committed to being responsive to climate change and reducing our greenhouse gas footprint, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, methodologies for reporting climate-related information may change and previously reported information may be adjusted to reflect new reporting protocols or regulations, improvements in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting climate-related information across our operations are evolving along with multiple disparate standards for identifying, measuring and reporting sustainability metrics, including disclosures that may be required by the SEC, European and other regulators, such as the Corporate Sustainability Reporting Directive (CSRD) in the European Union and the California Climate Accountability Package, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or our ability to achieve such goals in the future.

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

Reports, whether true or not, of foodborne illnesses or injuries caused by food tampering could also severely injure our reputation or reduce public confidence in our products. If patrons of our restaurant customers were to become ill from foodborne illnesses, our customers could be forced to temporarily close restaurant locations, which would have an adverse effect on our sales and profitability. We also risk damage to our reputation if we fail to act responsibly in a number of other areas such as worker safety and welfare, human capital management, inclusion, environmental stewardship, support for local communities, and corporate governance and transparency. Any adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence in us and reduce short-term or long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations. Any of these developments or circumstances could adversely affect our results of operations.

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

•On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One expands a country’s authority to tax profits from companies that make sales into their country but do not have a physical location in the country. Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. On January 20, 2025, President Trump issued executive orders that the OECD Global Tax Deal has no force and effect in the U.S., and to investigate foreign countries’ compliance with tax treaties and to prepare a list of options for protective measures the U.S. should adopt in response. Our analysis is ongoing as the OECD continues to release additional guidance, countries enact legislation, and the potential U.S. response. To the extent additional legislative changes take place in the countries in which we operate, it is possible that these changes may yield an adverse impact on our effective tax rate, financial results. and cash flows.

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

If our products are alleged to have caused injury, illness, or death, or to have failed to comply with governmental regulations, we may need to recall or withdraw our products and may experience product liability claims.

We, like any other foodservice distributor, have been and may continue to be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute have been shown to or are alleged to have caused injury, illness, or death, to have been mislabeled, misbranded, or adulterated or to otherwise have violated applicable governmental regulations. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, in order to protect our brand and reputation. Any product recall or withdrawal, whether as a result of injury, illness or death or otherwise and that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and/or lost sales due to the unavailability of the product for a period of time could materially adversely affect our results of operations and financial condition.

In the past we have, and in the future we may also face the risk of exposure to product liability claims if the use of products sold by Sysco does cause or is alleged to have caused injury, illness, or death. We cannot be sure that consumption of our products will not cause a health-related illness, injury or death in the future or that we will not be subject to claims or lawsuits relating to such matters. Further, even if a product liability claim is false, untrue, unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness, injury or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Umbrella liability insurance that we maintain for product liability claims may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available (or if such indemnitor is unable to fulfill its indemnity obligations for whatever reason), product liability relating to defective products or claims could materially adversely affect our results of operations and financial condition.

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

These technology systems and the operation thereof are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. In the normal course of business, we and our third-party providers experience cybersecurity threats and incidents of varying degrees from time-to-time, including ransomware, ransom-related extortion, and phishing attacks, as well as distributed denial of service attacks and the theft of data. Cyber threats are constantly evolving, are becoming more sophisticated and frequent, including through the introduction of viruses and malware (such as ransomware) and the use of artificial intelligence by the threat actors, and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. For example, in March 2023, Sysco became aware of a cybersecurity event perpetrated by a threat actor believed to have begun earlier that year. Immediately upon detection, Sysco initiated an investigation, with the assistance of cybersecurity and forensics professionals, determining that the threat actor had extracted certain company data, including data relating to operation of the business, customers, employees and personal data. This data extraction did not impact Sysco’s operational systems and related business functions, and its service to customers continued uninterrupted. Sysco also notified federal law enforcement and provided other required notifications. To date, cybersecurity incidents have not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that there will not be a material adverse effect in the future, especially if, for example, the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities relating to an incident.

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

Many of our employees, contractors and other corporate partners now work remotely, increasing reliance on information technology systems that are outside our direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches. In addition, through the use of social engineering, cyber criminals are increasing their attacks on individual employees with business email compromise scams and targeted phishing attacks designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems.

The actions and controls we have implemented and are implementing to date, or which we seek to cause or have caused third-party providers to implement, may be insufficient to protect our systems, information or other intellectual property. Further, we anticipate continuing to devote significant resources to maintaining and upgrading our security measures generally, including those we employ that are designed to protect personal information against these cybersecurity threats.

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

In the UK and Europe, the General Data Protection Regulation (the GDPR) places stringent requirements on companies when handling personal data and local regulatory guidance continues to evolve. For instance, in the UK, the adoption of the Data Use and Access Act may require more localized data storage facilities and could impact how we segregate personal data between markets. There also continues to be a growing trend of other countries adopting similar laws which we will have to assess and understand in order to implement required changes.

Additionally, both the GDPR and the California Consumer Privacy Act of 2018 (the CCPA) are continuously evolving and developing and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. For example, the California Privacy Rights Act (the CPRA) modifies the CCPA significantly, further enhancing and extending an individual’s rights over their personal data and the obligations placed on companies that handle this data. The resulting new regulations became effective on January 1, 2023. Most notably, employee and business data were brought into scope, which raises the compliance requirements for us significantly, in terms of internal controls, processes and governance requirements.

Furthermore, state-level momentum continues to increase as numerous other U.S. states have enacted, or are considering more stringent privacy laws, which may impose varying standards and requirements on our data collection, use and processing activities. Continued state by state introduction of privacy laws can be expected to lead to significantly greater complexity in our compliance requirements globally, which could result in complaints from data subjects and/or action from regulators and potential litigation claims. If we do not provide sufficient resources to ensure we are able to respond, adapt and implement the necessary requirements to respond, or we do not respond sufficiently to the various forthcoming changes, which could include federal data privacy requirements in the US, while continuing to maintain our compliance with global data privacy laws, this could adversely impact our reputation and we could face exposure to fines levied by regulators and class action and similar litigation risks, which could have a significant financial impact on our business.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8, as of June 28, 2025, we had approximately $13.3 billion of total indebtedness, which primarily includes our outstanding senior notes. Additionally, we have the ability to borrow under our revolving credit facility, which supports our U.S. commercial paper program.

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

Of the $13.3 billion of total indebtedness, $1.75 billion will mature within the next twelve months. We expect to fund the repayment of this debt using a combination of cash flows from operations and the proceeds from issuances of commercial paper and long-term debt, however there can be no assurance that we will be able to refinance this indebtedness on terms that are favorable to the company, or at all, due to market conditions, our operating performance, investor sentiment, and risks impacting financial institutions and the credit markets more broadly. A failure to refinance such indebtedness on favorable terms, or at all, could adversely affect our business and liquidity position.

We may be required to pay material amounts under multiemployer defined benefit pension plans, which could adversely affect our financial condition, results of operations and cash flows.

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. In fiscal 2025, our total contributions to these plans were approximately $66 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including collective bargaining negotiations, actions taken by trustees who manage the plans, government regulations, changes in the funded status of these plans and the potential payment of a withdrawal liability if we, for any reason, cease to have an ongoing obligation to contribute to a given plan. Based upon the information available to us from the administrators of these plans, none of these plans have assets sufficient to fully pay their liabilities, and therefore all such plans have unfunded vested benefits. Increases in the unfunded liabilities of these plans may result in increased future contribution obligations imposed on us and on other participating employers. Under federal law, significant underfunding experienced by a given plan generally results in increased contribution obligations in the form of surcharges and supplemental contribution obligations. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from a given plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. We could also be treated as partially withdrawing from participation in one of these plans if the number of our employees participating in a given plan is reduced to a certain percentage over a certain period of time, or if we cease to have an obligation to contribute under one or more, but fewer than all, of the collective bargaining agreements that require us to make contributions to a particular plan. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. We estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $150 million as of August 5, 2025. This estimate is based on the information available from plan administrators, which had valuation dates between February 1, 2020 and December 31, 2024. As the valuation dates for all of the plans were between February 1, 2020 and December 31, 2024, the company’s estimate reflects the condition of the financial markets as of this date range. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate. A significant increase in funding requirements could adversely affect our financial condition, results of operations and cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines, which could adversely affect our financial condition, results of operations and cash flows.

We had a pension obligation of $2.6 billion, as compared to assets totaling $2.5 billion, as of June 28, 2025, both of which have sensitivity to financial market factors that could impact our funding requirements. See Note 14, “Company-Sponsored Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Item 8 for a discussion of the funded status of the U.S. Retirement Plan. At the end of fiscal 2012, we decided to freeze future benefit accruals under our company-sponsored qualified pension plan (the U.S. Retirement Plan) as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees. Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.

The amount of our annual contribution to the U.S. Retirement Plan is dependent upon, among other things, the returns on the U.S. Retirement Plan’s assets and discount rates used to calculate the plan’s liability. We have set an investment strategy that closely aligns the duration of the U.S. Retirement Plan’s assets with the duration of its liabilities. As a result, our U.S. Retirement Plan holds a greater amount of investments in fixed income securities but also holds equity securities. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase. The projected liability of the U.S. Retirement Plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our minimum funding requirements.

Failure to successfully renegotiate union contracts could result in work stoppages, which could have a material adverse effect on our business, financial condition and results of operations.

As of June 28, 2025, we had approximately 75,000 employees, approximately 14% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 14% of our union employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2026. Failure to effectively renegotiate these contracts could result in work stoppages. We believe our operating sites have good relationships with their unions, but a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on our business, financial condition and results of operations.

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

During the year ended June 28, 2025, the company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably anticipated to materially affect the company, including its business strategy, results of operations, or financial condition. Nevertheless, the company recognizes cybersecurity threats are ongoing and evolving and has seen an increase in cyberattack volume, frequency and sophistication. We are committed to supporting the governance and oversight of cybersecurity risks and to implementing mechanisms, controls, technologies, and processes designed to help the company assess, identify, and manage these risks. For more information on the company's cybersecurity risks, refer to Item 1A, “Risk Factors.”

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each country and the aggregate square footage devoted to cold and dry storage as of June 28, 2025.

Location	Number of Facilities	Square Feet (in thousands)	Segment Served (1)
Bahamas	1	192	I
Belgium	1	18	I
Canada	28	4,364	I, O
Costa Rica	1	188	I
France	41	2,902	I
Ireland and Northern Ireland	9	867	I
Panama	1	87	I
Sweden	7	1,395	I
United Kingdom	41	2,591	I
United States and its territories (2)	207	44,841	U, I, S, O
Totals	337	57,445

(1)	Segments served include U.S. Foodservice (U), International Foodservice (I), SYGMA (S), and Other (O).
(2)	California, Florida, Texas, and Illinois account for 27, 20, 16, and 12 respectively, of the facilities located in the U.S.

We own approximately 38,429,000 square feet of our distribution facilities (or 66.9% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2026 to fiscal 2099, exclusive of renewal options.

Within our Latin American operations, we operate 18 cash and carry facilities and five warehouse and storage facilities in Costa Rica and six cash and carry facilities and one warehouse and storage facility in Panama.

We own our approximately 634,000 square foot headquarters office complex in Houston, Texas.

We are currently constructing expansions or build-outs for various distribution facilities in the United States and Europe. The various operating sites undergoing significant construction, in the aggregate, contributed approximately 3% of fiscal 2025 sales.

As of June 28, 2025, our fleet of approximately 19,000 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 91% of these vehicles and lease the remainder.

Item 3.  Legal Proceedings

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

PART II – FINANCIAL INFORMATION

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for Sysco’s common stock (symbol:SYY) is the New York Stock Exchange. The number of record owners of Sysco’s common stock as of August 5, 2025 was 6,672.

In April 2025, we declared our regular quarterly dividend for the fourth quarter of fiscal 2025 of $0.54 per share, representing an increase of $0.03 per share. This dividend was paid in July 2025. We currently expect that comparable quarterly cash dividends will continue to be paid in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Issuer Purchases of Equity Securities

We made the following share repurchases during the fourth quarter of fiscal 2025:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
March 30 - April 26	1,197,396	$72.04	1,197,396	—
Month #2
April 27 - May 24	3,022,284	71.35	3,022,284	—
Month #3
May 25 - June 28	3,352,333	74.05	3,352,333	—
Totals	7,572,013	$72.65	7,572,013	—

(1)	The total number of shares repurchased includes 0, 0, and 1,888 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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

We repurchased 16,988,703 shares for $1.3 billion during fiscal 2025. As of June 28, 2025, we had a remaining authorization of approximately $1.5 billion. We purchased no additional shares under our authorization through August 5, 2025.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that Sysco specifically incorporates such information by reference into such filing.

The following stock performance graph compares the performance of Sysco’s Common Stock to the S&P 500 Index and to the S&P 500 Food/Staple Retail Index for Sysco’s last five fiscal years.

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2020, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Index Value
250
225
200
175
150
125
100
75
6/27/2020
7/3/2021
7/2/2022
7/1/2023
6/29/2024
6/28/2025
Period Ending
Sysco Corporation
S&P 500
S&P 500 Food/Staple Retail Index

	6/27/2020	7/3/2021	7/2/2022	7/1/2023	6/29/2024	6/28/2025
Sysco Corporation	$100	$151	$175	$153	$151	$164
S&P 500	100	147	131	155	193	221
S&P 500 Food/Staple Retail Index	100	129	136	147	191	232

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Sysco’s financial condition, results of operations and liquidity and capital resources for the fiscal years ended June 28, 2025 and June 29, 2024 should be read as a supplement to our Consolidated Financial Statements and the accompanying notes contained in Item 8 of this report, and in conjunction with the “Forward-looking Statements” section set forth in Part II and the “Risk Factors” section set forth in Item 1A of Part I. All discussion of changes in our results of operations from fiscal 2024 to fiscal 2023 has been omitted from this Form 10-K, but may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended June 29, 2024, filed with the Securities and Exchange Commission on August 28, 2024.

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

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce

distribution business, our Buckhead | Newport Meat & Seafood specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, Inc., our Edward Don restaurant equipment and supplies distribution business, our Asian specialty distribution company and a number of other small specialty businesses that are not material to the operations of Sysco;
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

We estimate that we serve about 17% of an approximately $370 billion annual foodservice market in the U.S. based on industry data obtained from Technomic, Inc. (Technomic) as of the end of calendar year 2024. Technomic projects the market size to increase to approximately $382 billion by the end of calendar year 2025. From time to time, Technomic may revise the methodology used to calculate the size of the foodservice market and, as a result, our percentage can change not only from our sales results, but also from such revisions. We also serve certain international geographies that vary in size and amount of market share.

According to industry sources, the foodservice, or food-away-from-home, market represents approximately 56% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar year 2024.

Highlights

Our fiscal 2025 results were driven by sales growth of 3.2% as compared to fiscal 2024. This growth was driven by inflation and volume growth, partially from recent acquisitions. Gross profit increased 2.5% as compared to fiscal 2024, primarily attributable to effective management of product cost inflation. Operating income decreased 3.6% as compared to fiscal 2024, primarily due to a noncash goodwill impairment charge in our Guest Worldwide business. Adjusted operating income increased 1.2% as compared to fiscal 2024. See below for a comparison of our fiscal 2025 results to our fiscal 2024 results, both including and excluding Certain Items (as defined below).

    Below is a comparison of results from fiscal 2025 to fiscal 2024:
•Sales:
◦increased 3.2%, or $2.5 billion, to $81.4 billion;
•Operating income:
◦decreased 3.6%, or $114 million, to $3.1 billion;
◦adjusted operating income increased 1.2%, or $42 million, to $3.5 billion;
•Net earnings:
◦decreased 6.5%, or $127 million, to $1.8 billion;
◦adjusted net earnings increased 0.8%, or $17 million, to $2.2 billion;
•Basic earnings per share:
◦decreased 4.1%, or $0.16, to $3.74 from the comparable prior year amount of $3.90 per share;
•Diluted earnings per share:
◦decreased 4.1%, or $0.16, to $3.73 from the comparable prior year amount of $3.89 per share;
◦adjusted diluted earnings per share were $4.46 in fiscal 2025, a $0.15 increase from the comparable prior year amount of $4.31 per share;
•EBITDA:
◦decreased 1.2%, or $50 million, to $4.0 billion; and
◦adjusted EBITDA increased 2.4%, or $101 million, to $4.3 billion.

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

Fiscal 2025 results of operations were also negatively impacted by a noncash goodwill impairment charge. No similar charge was applicable in fiscal 2024.

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

Trends

Economic and Industry Trends

During fiscal 2025, Sysco was impacted by negative year-over-year foot traffic to restaurants. Foot traffic trends improved in the fourth quarter of fiscal 2025. We expect foot traffic in fiscal 2026 to be similar to foot traffic trends in the fourth quarter of fiscal 2025. We believe the food-away-from-home sector is a healthy long-term growth market, and Sysco is diversified and well positioned as a market leader in food service.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors including price, volume, inflation, customer mix and product mix. The most significant factor affecting our sales and gross profit performance in fiscal 2025 was product cost inflation, as we experienced 2.5% inflation at the total enterprise level. U.S. Foodservice experienced a 0.5% improvement in total case volume and a 1.4% decrease in local case volume as compared to fiscal 2024. This volume reflects our broadline and specialty businesses, except for our specialty meats business, which measures its volume in pounds. We experienced growth in local case volume in our International Foodservice segment of approximately 4.0% in fiscal 2025, as compared to fiscal 2024.

We experienced inflation at a rate of 3.5% and 2.5% in the fourth quarter and for fiscal 2025, respectively, at the total enterprise level, primarily driven by inflation in the dairy, poultry, and meat categories. We have been successful in managing inflation, resulting in an increase in gross profit dollars. Gross margin decreased 13 basis points in fiscal 2025 as compared to fiscal 2024, primarily as a result of a shift in our customer mix driven by national sales volumes outpacing local sales volumes and a decrease in Sysco brand penetration rates. Gross margin increased 19 basis points in the fourth quarter of fiscal 2025 as compared to the fourth quarter of fiscal 2024, primarily as a result of disciplined strategic sourcing efforts.

We expect to grow our revenue and earnings in fiscal 2026. We expect the rate of inflation for fiscal 2026 to be approximately 2%, which is consistent with recent trends experienced in fiscal 2025. We also expect volume growth in fiscal 2026 as a result of improved sales consultant retention, increased sales consultant tenure, and from contributions from potential mergers and acquisitions. In total, we expect these factors to result in net sales growth across the enterprise of 3% to 5% in fiscal 2026.

Operating Expense Trends

Total operating expenses increased 4.2% during fiscal 2025, as compared to fiscal 2024, driven by business and sales headcount investments, cost inflation, as well as a noncash impairment charge on our Guest Worldwide business. These increases were partially offset by lower incentive compensation as our operating results were lower than our target payout criteria. Our Global Support Center expenses experienced a decrease of 5.7% in fiscal 2025 as compared to fiscal 2024, primarily as a result of progress on our existing cost savings program.

In fiscal 2026, we expect to achieve target operating results thereby increasing our incentive compensation by approximately $100 million compared to fiscal 2025. In fiscal 2026, we expect to achieve cost savings benefits as we leverage our unique scale advantages to expand strategic sourcing efforts to include a broader range of categories, more efficiently harness our global buying power, improve inbound freight logistics to minimize points across our network, and take actions to improve organizational optimization at our Global Support Center. We believe the advancements that have been made in our physical capabilities, and the investments made to improve training, will result in continued supply chain productivity improvements and in lowered costs to serve our customers.

Goodwill Impairment

In our annual fiscal 2025 goodwill impairment assessment, we concluded that one reporting unit, Guest Worldwide, had a fair value that was less than book value due to its recent financial performance and downward revisions in its long-range financial outlook. During the fourth quarter of fiscal 2025 we recorded a noncash goodwill impairment charge of $92 million for a portion of the goodwill attributable to our Guest Worldwide reporting unit. This charge is included within operating expenses in the consolidated results of operations. All other reporting units were concluded to have a fair value that exceeded book value. We do not anticipate to incur additional goodwill impairment charges in fiscal 2026.

Income Tax Trends

Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state as well as foreign jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Our effective tax rate for fiscal 2025 was 24.3% and is expected to be approximately 23.5% to 24.0% in fiscal 2026.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Certain provisions will be effective for Sysco beginning in our fiscal 2026 tax year. We are currently evaluating the future impact of these tax law changes on our financial statements.

Divestitures

In the second quarter of fiscal 2025, we sold our interest in our joint venture partnership in Mexico, which was a part of our International Foodservice Operations. This operation was not significant to Sysco’s business, and the divestiture will facilitate our efforts to improve our return on invested capital position.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy. Our strategy is to grow our existing businesses, while cultivating new channels, new business lines and new capabilities.

In the second quarter of fiscal 2025, we acquired Campbells Prime Meat, a leading specialty meat business based in Scotland. By combining the Campbells Prime Meat product offering with our broadline business, this acquisition provides a strategic opportunity to enable total team selling in this region. This company’s results are included within International Foodservice Operations and were not material to our results in fiscal 2025.

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

•Customer Teams – Our greatest strength is our people - people who are passionate about food and food service. Our team - diverse in perspectives, backgrounds, and life experiences - delivers expertise and differentiated services designed to help our customers grow their businesses. We will continue to invest in the sales organization through incremental sales colleagues and intend to improve the effectiveness by leveraging data to increase the yield of the sales process.

•Future Horizons – We are committed to responsible growth. We will cultivate new channels, new segments, and new capabilities, organically and through strategic acquisitions, while being stewards of our company and our planet for the long term. We will utilize cost-out and efficiency improvements to mitigate the costs of our future investments.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2025	2024
Sales	100.0%	100.0%
Cost of sales	81.6	81.5
Gross profit	18.4	18.5
Operating expenses	14.6	14.5
Operating income	3.8	4.0
Interest expense	0.8	0.7
Other expense (income), net	—	—
Earnings before income taxes	3.0	3.3
Income taxes	0.8	0.8
Net earnings	2.2%	2.5%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

2025
Sales	3.2%
Cost of sales	3.4
Gross profit	2.5
Operating expenses	4.2
Operating income	(3.6)
Interest expense	4.6
Other expense (income), net (1)	26.7
Earnings before income taxes	(5.8)
Income taxes	(3.8)
Net earnings	(6.5)%
Basic earnings per share	(4.1)%
Diluted earnings per share	(4.1)
Average shares outstanding	(2.6)
Diluted shares outstanding	(2.6)

(1)	Other expense (income), net was expense of $38 million in fiscal 2025 and expense of $30 million in fiscal 2024.

Segment Results

The following represents our results by reportable segments:

	Year Ended Jun. 28, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$56,965	$14,905	$8,410	$1,090	$—	$81,370
Sales increase (decrease)	2.9%	2.4%	8.3%	(7.3)%		3.2%
Percentage of total	70.0%	18.3%	10.3%	1.4%		100.0%

Operating income (loss)	$3,516	$437	$81	$(73)	$(873)	$3,088
Operating income increase (decrease)	(4.3)%	16.5%	12.5%	(282.5)%		(3.6)%
Percentage of total segments	88.8%	11.0%	2.0%	(1.8)%		100.0%
Operating income as a percentage of sales	6.2%	2.9%	1.0%	(6.7)%		3.8%

	Year Ended Jun. 29, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$55,339	$14,561	$7,768	$1,176	$—	$78,844
Percentage of total	70.2%	18.5%	9.9%	1.4%		100.0%

Operating income (loss)	$3,673	$375	$72	$40	$(958)	$3,202
Percentage of total segments	88.3%	9.0%	1.7%	1.0%		100.0%
Operating income as a percentage of sales	6.6%	2.6%	0.9%	3.4%		4.1%

Our U.S. Foodservice Operations and our International Foodservice Operations segments represent a substantial majority of our total segment results when compared to other reportable segments. In fiscal 2025, U.S. Foodservice Operations and International Foodservice Operations represented approximately 70.0% and 18.3%, respectively, of Sysco’s overall sales, compared to 70.2% and 18.5%, respectively, in fiscal 2024. In fiscal 2025 and fiscal 2024, U.S. Foodservice Operations represented approximately 88.8% and 88.3%, respectively, of the total segment operating income. See Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8 for more information.

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

Results of U.S. Foodservice Operations

In fiscal 2025, the U.S. Foodservice Operations operating results represented approximately 70.0% of Sysco’s overall sales and 88.8% of the aggregated operating income of Sysco’s reporting segments. Several factors contributed to these higher operating results as compared to the other operating segments. We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and its purchasing power enable this segment to generate its relatively stronger results of operations.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2025	2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$56,965	$55,339	$1,626	2.9%
Gross profit	10,875	10,708	167	1.6
Operating expenses	7,359	7,035	324	4.6
Operating income	$3,516	$3,673	$(157)	(4.3)%

Gross profit	$10,875	$10,708	$167	1.6%
Adjusted operating expenses (Non-GAAP) (1)	7,243	6,964	279	4.0
Adjusted operating income (Non-GAAP) (1)	$3,632	$3,744	$(112)	(3.0)%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the prior year in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2025
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	0.4%	$201
Inflation	2.6	1,460
Other (2)	(0.1)	(35)
Total change in sales	2.9%	$1,626

(1)	Case volumes increased 0.5% compared to fiscal 2024. This volume increase resulted in a 0.4% increase in the dollar value of sales compared to fiscal 2024.
(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from our specialty meats operations is included within “Other.”

The sales growth in our U.S. Foodservice Operations was driven by higher inflation in fiscal 2025. Case volumes from our U.S. Foodservice Operations increased 0.5%, as compared to fiscal 2024. This included a 1.4% decrease in local customer case volume as compared to fiscal 2024.

Operating Income

The decrease in operating income for fiscal 2025, as compared to fiscal 2024, was driven by increases in operating expenses, partially offset by gross profit dollar growth and case volume growth.

Gross profit dollar growth in fiscal 2025 was driven primarily by disciplined strategic sourcing efforts and case volume growth from recent acquisitions. The estimated change in product costs, an internal measure of inflation or deflation, increased in fiscal 2025. For fiscal 2025, this change in product costs was primarily driven by inflation in the dairy and poultry categories. Sysco brand penetration for U.S. Broadline decreased by 81 basis points to 35.8% for fiscal 2025, as compared to fiscal 2024. Specific to local customers, Sysco brand penetration for U.S. Broadline decreased by 81 basis points to 46.2% for fiscal 2025, as compared to fiscal 2024.

Gross margin, which is gross profit as a percentage of sales, was 19.1% in fiscal 2025. This was a decrease of 26 basis points compared to gross margin of 19.4% in fiscal 2024, primarily due to a shift in our customer mix driven by national sales volumes outpacing local sales volume and a decrease in Sysco brand penetration rates.

The increase in operating expenses for fiscal 2025, as compared to fiscal 2024, was primarily driven by cost inflation and increases in colleague-related costs, depreciation expense, and bad debt, partially offset by lower incentive compensation and gains from sale leaseback transactions.

Results of International Foodservice Operations

In fiscal 2025, the International Foodservice Operations operating results represented approximately 18.3% of Sysco’s overall sales.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2025	2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$14,905	$14,561	$344	2.4%
Gross profit	3,109	2,947	162	5.5
Operating expenses	2,672	2,572	100	3.9
Operating income	$437	$375	$62	16.5%

Gross profit	$3,109	$2,947	$162	5.5%
Adjusted operating expenses (Non-GAAP) (1)	2,524	2,455	69	2.8
Adjusted operating income (Non-GAAP) (1)	$585	$492	$93	18.9%

Comparable sales using a constant currency basis (Non-GAAP) (1)	$14,934	$14,561	$373	2.6%
Comparable gross profit using a constant currency basis (Non-GAAP) (1)	3,098	2,947	151	5.1
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	2,513	2,455	58	2.4
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	$585	$492	$93	18.9%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2025
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	2.1%	$302
Foreign currency	(0.2)	(29)
Case growth	1.7	241
Impact of divestiture	(2.4)	(329)
Other	1.2	159
Total change in sales	2.4%	$344

Sales increased 2.4% in fiscal 2025 as compared to fiscal 2024, primarily due to higher inflation and local case growth. Excluding the impact of the Mexico joint venture, which was divested during the second quarter of fiscal 2025, sales increased 4.8% in fiscal 2025 as compared to fiscal 2024.

Operating Income

The $62 million increase in operating income for fiscal 2025, as compared to fiscal 2024, was primarily due to growth in local case volumes, success in our strategic sourcing program, and positive contributions from our recent mergers and acquisitions efforts.

The increase in gross profit dollars in fiscal 2025, as compared to fiscal 2024, was primarily attributable to increases in local case volumes. Local case volumes increased approximately 4.0% in fiscal 2025, as compared to fiscal 2024.

The increase in operating expenses for fiscal 2025, as compared to fiscal 2024, was primarily due to increases in colleague-related costs and depreciation expense.

Results of SYGMA and Other Segment

Our SYGMA segment sales were 8.3% higher in fiscal 2025, as compared to fiscal 2024, primarily driven by the growth of new customers. Operating income increased by $9 million in fiscal 2025, as compared to fiscal 2024, primarily due to the growth of new customers and productivity improvements. We expect SYGMA’s sales growth rates to moderate in fiscal 2026 as we reach the one-year anniversary mark of fiscal 2025’s substantial customer additions.

For the operations that are grouped within our Other segment, sales were 7.3% lower in fiscal 2025, as compared to fiscal 2024. Operating income decreased $113 million in fiscal 2025, as compared to fiscal 2024. The operations of this group mainly consist of our hospitality business, Guest Worldwide. In fiscal 2025, a noncash goodwill impairment charge of $92 million was recorded within operating expenses for a portion of the goodwill attributable to our Guest Worldwide reporting unit. This impairment charge is considered a Certain Item (defined above). We do not expect a similar impairment charge in fiscal 2026 and as a result, are expecting improved operating results within our Other segment in fiscal 2026.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses decreased $56 million in fiscal 2025, or 5.7% as compared to fiscal 2024, primarily due to decreases in colleague-related costs, including lower incentive compensation.

Included in Global Support Center expenses are Certain Items that totaled $79 million in fiscal 2025, as compared to $81 million in fiscal 2024. Certain Items impacting fiscal 2025 were primarily expenses associated with severances, our business technology transformation initiatives, and expenses associated with acquisitions. In fiscal 2024, Certain Items that impacted the year were primarily expenses associated with severances, our business technology transformation initiatives, and expenses associated with acquisitions.

Interest Expense

Interest expense increased $28 million for fiscal 2025, as compared to fiscal 2024, primarily due to interest on new senior notes issued. We expect to incur $700 million in interest expense in fiscal 2026.

Net Earnings

Net earnings decreased 6.5% in fiscal 2025, as compared to fiscal 2024, due primarily to the items noted previously for operating income and interest expense, as well as items impacting our income taxes that are discussed in Note 19, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8. Adjusted net earnings, excluding Certain Items, increased 0.8% in fiscal 2025, primarily due to an increase in sales volume as a result of recent acquisitions and disciplined strategic sourcing efforts.

Earnings Per Share

Basic earnings per share in fiscal 2025 were $3.74, a 4.1% decrease from the fiscal 2024 amount of $3.90 per share. Diluted earnings per share in fiscal 2025 were $3.73, a 4.1% decrease from the fiscal 2024 amount of $3.89 per share. Adjusted diluted earnings per share, excluding Certain Items (which is a non-GAAP financial measure for which a reconciliation is provided in “Non-GAAP Reconciliations” on the subsequent page), in fiscal 2025 were $4.46, a 3.5% increase from the fiscal 2024 amount of $4.31 per share. These results were primarily attributable to the factors discussed previously related to net earnings in fiscal 2025.

Non-GAAP Reconciliations

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Adjustments provided herein for fiscal 2025 results of operations also remove the impact of a goodwill impairment charge. No similar charge was applicable in fiscal 2024.

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

Management believes that adjusting its operating expenses, operating income, operating margin, net earnings and diluted earnings per share to remove these Certain Items, presenting its results on a constant currency basis, and adjusting its sales results to exclude the impact of its joint venture in Mexico provides an important perspective with respect to our underlying business trends and results. It provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

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

	2025	2024	Change in Dollars	%/bps Change
	(In millions, except for share and per share data)
Sales (GAAP)	$81,370	$78,844	$2,526	3.2%
Impact of Mexico joint venture sales	(207)	(536)	329	0.4
Comparable sales excluding Mexico joint venture (Non-GAAP)	$81,163	$78,308	$2,855	3.6%

Sales (GAAP)	$81,370	$78,844	$2,526	3.2%
Impact of currency fluctuations (1)	33		33	—
Comparable sales using a constant currency basis (Non-GAAP)	$81,403	$78,844	$2,559	3.2%

Cost of sales (GAAP)	$66,401	$64,236	$2,165	3.4%

Gross profit (GAAP)	$14,969	$14,608	$361	2.5%
Impact of currency fluctuations (1)	(10)		(10)	(0.1)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$14,959	$14,608	$351	2.4%

Gross margin (GAAP)	18.40%	18.53%		-13 bps
Impact of currency fluctuations (1)	(0.02)			-2 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.38%	18.53%		-15 bps

Operating expenses (GAAP)	$11,881	$11,406	$475	4.2%
Impact of restructuring and transformational project costs (2)	(183)	(120)	(63)	(52.5)
Impact of acquisition-related costs (3)	(160)	(159)	(1)	(0.6)
Impact of goodwill impairment	(92)	—	(92)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	11,446	11,127	319	2.9
Impact of currency fluctuations (1)	(11)		(11)	(0.1)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$11,435	$11,127	$308	2.8%

Operating expense as a percentage of sales (GAAP)	14.60%	14.47%		13 bps
Impact of certain item adjustments	(0.53)	(0.36)		-17 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.07%	14.11%		-4 bps

Operating income (GAAP)	$3,088	$3,202	$(114)	(3.6)%
Impact of restructuring and transformational project costs (2)	183	120	63	52.5
Impact of acquisition-related costs (3)	160	159	1	0.6
Impact of goodwill impairment	92	—	92	NM
Operating income adjusted for Certain Items (Non-GAAP)	3,523	3,481	42	1.2
Impact of currency fluctuations (1)	2		2	0.1
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,525	$3,481	$44	1.3%

Operating margin (GAAP)	3.80%	4.06%		-26 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.33%	4.42%		-9 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.33%	4.42%		-9 bps

Net earnings (GAAP)	$1,828	$1,955	$(127)	(6.5)%
Impact of restructuring and transformational project costs (2)	183	120	63	52.5
Impact of acquisition-related costs (3)	160	159	1	0.6
Impact of goodwill impairment	92	—	92	NM
Tax impact of restructuring and transformational project costs (4)	(42)	(29)	(13)	(44.8)
Tax impact of acquisition-related costs (4)	(37)	(38)	1	2.6

	2025	2024	Change in Dollars	%/bps Change
	(In millions, except for share and per share data)
Tax impact of goodwill impairment (4)	(10)	—	(10)	NM
Impact of other non-routine tax adjustments	10	—	10	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$2,184	$2,167	$17	0.8%

Diluted earnings per share (GAAP)	$3.73	$3.89	$(0.16)	(4.1)%
Impact of restructuring and transformational project costs (2)	0.37	0.24	0.13	54.2
Impact of acquisition-related costs (3)	0.33	0.32	0.01	3.1
Impact of goodwill impairment	0.19	—	0.19	NM
Tax impact of restructuring and transformational project costs (4)	(0.09)	(0.06)	(0.03)	(50.0)
Tax impact of acquisition-related costs (4)	(0.08)	(0.08)	—	—
Tax impact of goodwill impairment (4)	(0.02)	—	(0.02)	NM
Impact of other non-routine tax adjustments	0.02	—	0.02	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$4.46	$4.31	$0.15	3.5%

Diluted shares outstanding	489,825,648	503,096,086

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2025 includes $57 million related to restructuring and severance charges and $126 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2024 includes $56 million related to restructuring and severance charges and $64 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(3)
Fiscal 2025 includes $133 million of intangible amortization expense and $27 million in acquisition and due diligence costs. Fiscal 2024 includes $128 million of intangible amortization expense and $31 million in acquisition and due diligence costs.

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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented (dollars in millions):

	2025	2024	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Sales (GAAP)	$56,965	$55,339	$1,626	2.9%
Gross profit (GAAP)	10,875	10,708	167	1.6%
Gross margin (GAAP)	19.09%	19.35%		-26 bps

Operating expenses (GAAP)	$7,359	$7,035	$324	4.6%
Impact of restructuring and transformational project costs (1)	(45)	(10)	(35)	NM
Impact of acquisition-related costs (2)	(71)	(61)	(10)	(16.4)
Operating expenses adjusted for Certain Items (Non-GAAP)	$7,243	$6,964	$279	4.0%

Operating income (GAAP)	$3,516	$3,673	$(157)	(4.3)%
Impact of restructuring and transformational project costs (1)	45	10	35	NM
Impact of acquisition-related costs (2)	71	61	10	16.4
Operating income adjusted for Certain Items (Non-GAAP)	$3,632	$3,744	$(112)	(3.0)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$14,905	$14,561	$344	2.4%
Impact of Mexico joint venture sales	(207)	(536)	329	2.4
Comparable sales excluding Mexico joint venture (Non-GAAP)	$14,698	$14,025	$673	4.8%

Sales (GAAP)	$14,905	$14,561	$344	2.4%
Impact of currency fluctuations (3)	29		29	0.2
Comparable sales using a constant currency basis (Non-GAAP)	$14,934	$14,561	$373	2.6%

Gross profit (GAAP)	$3,109	$2,947	$162	5.5%
Impact of currency fluctuations (3)	(11)		(11)	(0.4)
Comparable gross profit using a constant currency basis (Non-GAAP)	$3,098	$2,947	$151	5.1%

Gross margin (GAAP)	20.86%	20.24%		62 bps
Impact of currency fluctuations (3)	(0.12)			-12 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.74%	20.24%		50 bps

Operating expenses (GAAP)	$2,672	$2,572	$100	3.9%
Impact of restructuring and transformational project costs (4)	(74)	(45)	(29)	(64.4)
Impact of acquisition-related costs (5)	(74)	(72)	(2)	(2.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,524	2,455	69	2.8
Impact of currency fluctuations (3)	(11)		(11)	(0.4)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,513	$2,455	$58	2.4%

Operating income (GAAP)	$437	$375	$62	16.5%
Impact of restructuring and transformational project costs (4)	74	45	29	64.4
Impact of acquisition-related costs (5)	74	72	2	2.8

	2025	2024	Change in Dollars	%/bps Change
Operating income adjusted for Certain Items (Non-GAAP)	585	492	93	18.9
Impact of currency fluctuations (3)	—		—	—
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$585	$492	$93	18.9%

SYGMA
Sales (GAAP)	$8,410	$7,768	$642	8.3%
Gross profit (GAAP)	662	617	45	7.3%
Gross margin (GAAP)	7.87%	7.94%		-7 bps

Operating expenses (GAAP)	$581	$545	$36	6.6%
Operating income (GAAP)	81	72	9	12.5%

OTHER
Sales (GAAP)	$1,090	$1,176	$(86)	(7.3)%
Gross profit (GAAP)	266	307	(41)	(13.4)%
Gross margin (GAAP)	24.40%	26.11%		-171 bps

Operating expenses (GAAP)	$339	$267	$72	27.0%
Impact of restructuring and transformational project costs (6)	—	(10)	10	NM
Impact of goodwill impairment	(92)	—	(92)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$247	$257	$(10)	(3.9)%

Operating (loss) income (GAAP)	$(73)	$40	$(113)	NM
Impact of restructuring and transformational project costs (6)	—	10	(10)	NM
Impact of goodwill impairment	92	—	92	NM
Operating income adjusted for Certain Items (Non-GAAP)	$19	$50	$(31)	(62.0)%

GLOBAL SUPPORT CENTER
Gross Profit (GAAP)	$57	$28	$29	NM

Operating expenses (GAAP)	$930	$986	$(56)	(5.7)%
Impact of restructuring and transformational project costs (7)	(64)	(55)	(9)	(16.4)
Impact of acquisition-related costs (8)	(15)	(26)	11	42.3
Operating expenses adjusted for Certain Items (Non-GAAP)	$851	$905	$(54)	(6.0)%

Operating loss (GAAP)	$(873)	$(958)	$85	8.9%
Impact of restructuring and transformational project costs (7)	64	55	9	16.4
Impact of acquisition-related costs (8)	15	26	(11)	(42.3)
Operating loss adjusted for Certain Items (Non-GAAP)	$(794)	$(877)	$83	9.5%

(1)	Primarily represents severance and transformation costs.
(2)	Fiscal 2025 and fiscal 2024 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation costs primarily in Europe.
(5)	Primarily represents intangible amortization expense and acquisition costs.
(6)	Primarily represents restructuring costs.
(7)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(8)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

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

	2025	2024	Change in Dollars	% Change
Net earnings (GAAP)	$1,828	$1,955	$(127)	(6.5)%
Interest (GAAP)	635	607	28	4.6
Income taxes (GAAP)	587	610	(23)	(3.8)
Depreciation and amortization (GAAP)	945	873	72	8.2
EBITDA (Non-GAAP)	$3,995	$4,045	$(50)	(1.2)%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	179	116	63	54.3
Impact of acquisition-related costs (2)	27	31	(4)	(12.9)
Impact of goodwill impairment	92	—	92	NM
EBITDA adjusted for Certain Items (Non-GAAP) (3)	$4,293	$4,192	$101	2.4%
Other expense (income), net, as adjusted (Non-GAAP)	38	30	8	26.7
Depreciation and amortization, as adjusted (Non-GAAP) (4)	(808)	(741)	(67)	(9.0)
Operating income adjusted for Certain Items (Non-GAAP)	$3,523	$3,481	$42	1.2%

(1)	Fiscal 2025 and 2024 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.
(2)	Fiscal 2025 and 2024 include acquisition and due diligence costs.
(3)	In arriving at adjusted EBITDA, Sysco does not exclude interest income of $29 million and $38 million or non-cash stock compensation expense of $93 million and $104 million for fiscal 2025 and fiscal 2024, respectively.
(4)	Fiscal 2025 includes $945 million in GAAP depreciation and amortization expense, less $137 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2024 includes $873 million in GAAP depreciation and amortization expense, less $132 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.
NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from fiscal 2025 to fiscal 2024:
•Cash flows from operations were $2.5 billion in fiscal 2025, compared to $3.0 billion in fiscal 2024;
•Net capital expenditures totaled $692 million in fiscal 2025, compared to $753 million in fiscal 2024;

•Free cash flow was $1.8 billion in fiscal 2025, compared to $2.2 billion in fiscal 2024 (see “Cash Flows – Free Cash Flow – Non-GAAP Reconciliation” below for an explanation of this non-GAAP financial measure);
•Cash used for acquisition of businesses was $40 million in fiscal 2025, compared to $1.2 billion in fiscal 2024;
•Dividends paid were $1.0 billion in fiscal 2025, and in fiscal 2024;
•Cash paid for treasury stock repurchases was $1.3 billion in fiscal 2025, compared to $1.2 billion in fiscal 2024;
•We issued senior notes totaling $1.25 billion in fiscal 2025, and totaling $1.0 billion in fiscal 2024; and
•The commercial paper amount outstanding as of the end of fiscal 2025 was $205 million. There were $200 million in commercial paper amounts outstanding as of the end of fiscal 2024.

As of June 28, 2025, there were no borrowings outstanding under our long-term revolving credit facility and the company had approximately $3.8 billion in cash and available liquidity. As of August 5, 2025, the company had approximately $2.7 billion in cash and available liquidity.

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

•working capital investments;
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

As of June 28, 2025, we had $1.1 billion in cash and cash equivalents, approximately 64% of which was held by our international subsidiaries and generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations.

Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries. When interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive) must maintain a sufficient level of liquidity to fund future reserve payments. As of June 28, 2025, the Captive held $132 million of fixed income marketable securities and $277 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $32 million in marketable securities in fiscal 2025 and received $29 million in proceeds from the sale of marketable securities in the period.

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

•Other Liabilities – These include other long-term liabilities reflected in our consolidated balance sheets as of June 28, 2025, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities which have some inherent uncertainty in the timing of these payments.

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

Cash Flows

Operating Activities

We generated $2.5 billion in cash flows from operations in fiscal 2025, compared to cash flows from operations of $3.0 billion in fiscal 2024. In fiscal 2025, these amounts included year-over-year unfavorable comparisons on working capital of $317 million due to an unfavorable comparison on inventory and accounts receivable of $260 million and $96 million, respectively, partially offset by a favorable comparison on accounts payable of $39 million. Income taxes negatively impacted cash flows from operations by $115 million, as estimated payments made were higher than in fiscal 2024.

Investing Activities

Fiscal 2025 and Fiscal 2024 capital expenditures included:

•buildings and building improvements;
•fleet replacements;
•investments in technology; and
•warehouse equipment.

The following table sets forth the company’s total plant and equipment additions:

	2025	2024
	(In millions)
Net cash capital expenditures	$692	$753
Plant and equipment acquired through financing programs	281	402
Assets obtained in exchange for finance lease obligations	202	115
Total net plant and equipment additions	$1,175	$1,270

Our capital expenditures in fiscal 2025 were $74 million higher than in fiscal 2024, as we made investments to advance our Recipe for Growth strategy. We expect our capital expenditures in fiscal 2026 to be approximately $700 million.

During fiscal 2025, we paid $40 million, net of cash acquired, for acquisitions. During fiscal 2024, we paid $1.2 billion, net of cash acquired, for acquisitions.

During fiscal 2025, we received $214 million in proceeds from sales of plant and equipment, which was primarily attributable to proceeds received from sale leaseback transactions. During fiscal 2024, we received $79 million in proceeds from sales of plant and equipment.

Free Cash Flow

Our free cash flow for fiscal 2025 decreased by $418 million, to $1.8 billion, as compared to fiscal 2024, principally as a result of a decrease in cash flows from operations, an increase in capital expenditures, partially offset by an increase in proceeds from sales of plant and equipment.

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

	2025	2024	Change in Dollars	% Change
	(In millions)
Net cash provided by operating activities (GAAP)	$2,510	$2,989	$(479)	(16.0)%
Additions to plant and equipment	(906)	(832)	(74)	(8.9)
Proceeds from sales of plant and equipment	214	79	135	170.9
Free Cash Flow (Non-GAAP)	$1,818	$2,236	$(418)	(18.7)%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $110 million and $120 million in fiscal 2025 and fiscal 2024, respectively. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have traditionally engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock which will remain available until fully utilized. We repurchased 16,988,703 shares for $1.3 billion during fiscal 2025. As of June 28, 2025, we had a remaining authorization of approximately $1.5 billion. We expect to complete approximately $1.0 billion in share repurchases in fiscal 2026; however, this amount is subject to change based on economic conditions and the level of any acquisition activity in fiscal 2026. As of August 5, 2025, we have repurchased no additional shares under this authorization.

We have made dividend payments to our shareholders in each fiscal year since our company’s inception. Dividends paid in fiscal 2025 were $1.0 billion, or $2.04 per share, as compared to $1.0 billion, or $2.00 per share, in fiscal 2024. In April 2025, we declared our regular quarterly dividend for the fourth quarter of fiscal 2025 of $0.54 per share, representing an increase of $0.03 per share. This dividend was paid in July 2025.

In August 2024, we filed a universal shelf registration statement with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 5, 2025, there were 29,477,835 shares remaining for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. Our outstanding borrowings at June 28, 2025, and repayment activity since the end of fiscal 2025 are disclosed within those notes. Updated amounts at August 5, 2025, include:

•No outstanding borrowings from the long-term revolving credit facility supporting our commercial paper programs;
•$746 million outstanding borrowings under our U.S. commercial paper program; and
•$341 million outstanding borrowings under our commercial paper program in Europe.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 4.57% for fiscal 2025 and 5.49% for fiscal 2024.

Senior notes classified within current maturities of long-term debt totaling $750 million will mature on October 1, 2025. Senior notes classified within long-term debt totaling $999 million will mature on July 15, 2026. We expect to fund the repayment of this debt using a combination of cash flows from operations and the proceeds from issuances of commercial paper and long-term debt.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. As of August 5, 2025, Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa1 and a ratings outlook of “stable.” Standard & Poor’s has assigned us an unsecured debt credit rating of BBB and a ratings outlook of “stable.” Fitch Ratings Inc. has assigned us an unsecured debt credit rating of BBB and a ratings outlook of “stable.” A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of August 5, 2025, the company had approximately $2.7 billion in cash and available liquidity.

Our long-term revolving credit facility includes aggregate commitments of the lenders thereunder of $3.0 billion with an option to increase such commitments to $4.0 billion. The facility includes a covenant, among others, requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The revolving credit facility expires on April 29, 2027. As of June 28, 2025, Sysco was in compliance with all of its debt covenants and the company expects to remain in compliance through the next twelve months.

Sysco’s U.S. commercial paper dealer agreement includes an issuance allowance for an aggregate amount not to exceed $3.0 billion. Our commercial paper dealer agreement in Europe includes an issuance allowance for an aggregate amount not to exceed €500 million. Any outstanding commercial paper balances are classified within long-term debt, as the programs are supported by the long-term revolving credit facility.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. A list of the current guarantors is included in Exhibit 22 to this Form 10-K. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries, as discussed in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. As of June 28, 2025, Sysco had a total of $11.8 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Jun. 28, 2025
(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$377
Current assets	6,015
Total current assets	$6,392
Notes receivable from non-obligor subsidiaries	$20
Other noncurrent assets	5,211
Total noncurrent assets	$5,231

LIABILITIES
Payables due to non-obligor subsidiaries	$61
Other current liabilities	3,214
Total current liabilities	$3,275
Notes payable to non-obligor subsidiaries	$334
Long-term debt	11,890
Other noncurrent liabilities	1,538
Total noncurrent liabilities	$13,762

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	2025
(In millions)
Sales	$49,558
Gross profit	8,822
Operating income	2,598
Interest expense from non-obligor subsidiaries	32
Net earnings	1,495

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

In our annual fiscal 2025 assessment, we concluded that one reporting unit, Guest Worldwide, had a fair value that was less than book value due to its recent financial performance and downward revisions in its long-range financial outlook. During the fourth quarter of fiscal 2025 we recorded a noncash goodwill impairment charge of $92 million for a portion of the goodwill attributable to our Guest Worldwide reporting unit. This charge is included within operating expenses in the consolidated results of operations. All other reporting units were concluded to have a fair value that exceeded book value.

We estimate the fair value of our reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. Our fair value conclusions as of June 28, 2025 for the reporting units are sensitive to changes in the assumptions used in the income approach which include forecasted revenues and EBITDA, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. We used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on actual results, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The fair value estimates of two of our more significant reporting units, with total goodwill of $1.5 billion, are more sensitive to changes in significant assumptions, including changes in projected cash flows or weighted average cost of capital.

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

The expected long-term rate of return on plan assets was 5.63% for fiscal 2025. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns reflecting a combination of historical performance analysis, the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets, and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the U.S. Retirement Plan is 5.70% for fiscal 2026. A 25 basis point increase (decrease) in the assumed rate of return in the Plan for fiscal 2026 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2026 by approximately $6 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the Statement of Financial Position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 28, 2025 was a charge, net of tax, of $918 million. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 29, 2024 was a charge, net of tax, of $917 million.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” “projected,” “continues,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. This report contains various statements relating to future financial performance and results, business strategy, plans, goals and objectives, including certain outlook, business trends, our dividend and share repurchase programs, our expectation of future macroeconomic conditions and other statements that are not historical facts.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those within Part I, Item 1A of this report:

•the risk that if sales from our locally managed customers do not grow at the same rate as sales from multi-unit customers, our gross margins may decline;
•periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability generally, and our inability to predict inflation over the long term;
•the risk that our efforts to modify truck routing, including our small truck initiative, in order to reduce outbound transportation costs may be unsuccessful;
•the risk that we that we may not realize anticipated benefits from our operating cost reduction efforts, including our ability to accelerate and/or identify additional administrative cost savings;
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
•the risk that we fail to comply with requirements imposed by applicable law or government regulations, including but not limited to those related to environmental and tax and accounting laws, rules and regulations;
•risks related to our ability to effectively finance and integrate acquired businesses;
•risks related to our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;
•our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;
•the risk that we may not be able to effectively execute our capital allocation framework;
•the risk that divestiture of one or more of our businesses may not provide the anticipated effects on our operations;
•risks related to our ability to return capital to stockholders, including those related to the timing and amounts (including any plans or commitments in respect thereof) of any dividends and share repurchases;
•due to our reliance on technology, any technology disruption or delay in implementing new technology could have a material negative impact on our business;
•the risk of negative impacts to our business and our relationships with customers from a cybersecurity incident and/or other technology disruptions;
•risks related to our ability to attract, motivate and retain employees, including key personnel;
•risks related to labor issues, including the renegotiation of union contracts and shortage of qualified labor; and
•the risk that the exclusive forum provisions in our amended and restated bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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

At June 28, 2025, there were $205 million in commercial paper issuances outstanding under our European commercial paper program and no commercial paper issuances outstanding under our U.S. commercial paper program. Total debt as of June 28, 2025 was $13.3 billion, of which approximately 90% was at fixed rates of interest.

At June 29, 2024, there were $200 million in commercial paper issuances outstanding under our U.S. commercial paper program and no commercial paper issuances outstanding under our European commercial paper program. Total debt as of June 29, 2024 was $12.0 billion, of which approximately 98% was at fixed rates of interest.

Details of our outstanding swap agreements as of June 28, 2025 are below:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in millions)
January 17, 2034	$500	6.00%	USD-SOFR Compound USD-SOFR-OIS Compound	Every six months on the last day of each calculation period	Other assets	$15
					Accrued expenses	(1)
March 23, 2035	550	5.40	USD-SOFR-OIS Compound	Every six months on the last day of each calculation period	Other assets	16

The following tables present our interest rate position as of June 28, 2025. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 28, 2025
	Principal Amount by Expected Maturity
	Average Interest Rate
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	(Dollars in millions)
U.S. Dollar Denominated:
Fixed Rate Debt	$750	$1,043	$750	$655	$1,500	$6,084	$10,782	$10,209
Average Interest Rate	3.75%	3.46%	3.25%	5.93%	4.77%	4.83%	4.57%
Floating Rate Debt	$—	$—	$—	$—	$—	$1,050	$1,050	$1,092
Average Interest Rate	—%	—%	—%	—%	—%	5.69%	5.69%

	Interest Rate Position as of June 28, 2025
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	(Dollars in millions)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$—	$—	$—	$—	$—	$1,050	$1,050	$30
Average Variable Rate Paid:
Rate A Plus	—%	—%	—%	—%	—%	1.56%	1.56%
Fixed Rate Received	—%	—%	—%	—%	—%	5.69%	5.69%
Rate A – six-month USD-SOFR Compound and USD-SOFR-OIS Compound

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our largest currency exposures are with Canadian dollars, British pound sterling and Euro currencies. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The exchange rates used to translate our foreign sales into U.S. dollars negatively affected sales by less than 0.1% in fiscal 2025 when compared to fiscal 2024. The exchange rate used to translate our foreign sales into U.S. dollars positively affected sales by 0.3% in fiscal 2024 when compared to fiscal 2023. The impact on our operating income, net earnings and earnings per share was not material in fiscal 2025 or fiscal 2024. A 10% unfavorable change in the fiscal 2025 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively affected fiscal 2025 sales by 1.6% and would not have materially affected our operating income, net earnings and earnings per share.

Our investments and loans to foreign operations create additional foreign currency exposure and from time to time, we enter into agreements to hedge foreign currency exchange rate risks and mitigate impact to our consolidated results of operations. In fiscal 2025, we entered into a cross-currency swap to hedge a portion of our net investment in Canadian-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates were recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). Additionally, we periodically enter into agreements to hedge foreign currency risk associated with changes in spot and forward rates on foreign denominated balances, which are designated as fair value hedges. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded as a component of Accumulated other comprehensive income and recognized into earnings over the life of the hedged instrument.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors are generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases, and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver products to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales during fiscal 2025, 0.5% of sales in fiscal 2024, and 0.6% of sales in fiscal 2023.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of June 28, 2025, we had diesel fuel swaps with a total notional amount of approximately 77 million gallons through February 2027. These swaps are expected to lock in the price of approximately 85% of our bulk fuel purchases for fiscal 2026, or 70% of our total projected fuel purchase needs for fiscal 2026. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $5 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our U.S. Retirement Plan holds various investments, including public and private equity, fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored retirement plans at the plans’ fiscal year end (December 31, 2024) would not have a material impact on our anticipated future contributions for fiscal 2026; however, such an unfavorable change would increase our pension expense for fiscal 2026 by $23 million and would reduce our shareholders’ equity on our balance sheet as of June 28, 2025 by $253 million.

Item 8.  Financial Statements and Supplementary Data

SYSCO CORPORATION AND SUBSIDIARIES

All schedules are omitted because they are not applicable, or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sysco Corporation (Sysco) is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Sysco’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of June 28, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of June 28, 2025, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of June 28, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sysco Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Sysco Corporation and its consolidated subsidiaries’ internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sysco Corporation and its consolidated subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 28, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated August 21, 2025, expressed an unqualified opinion thereon.

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
August 21, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sysco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysco Corporation and its consolidated subsidiaries (the Company) as of June 28, 2025 and June 29, 2024, the related consolidated results of operations, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 28, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 28, 2025 and June 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 21, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Goodwill
Description of the Matter
At June 28, 2025, the Company’s goodwill was $5,231 million. As discussed in Note 1 of the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually, unless there are indications of impairment at other points throughout the fiscal year.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. We also tested controls over management’s review of the data used in their valuation models.

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

Houston, Texas
August 21, 2025

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Jun. 28, 2025	Jun. 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,071	$696
Accounts receivable, less allowances of $17 and $54	5,502	5,324
Inventories	5,053	4,678
Prepaid expenses and other current assets	338	323
Income tax receivable	4	22
Total current assets	11,968	11,043
Plant and equipment at cost, less accumulated depreciation	6,084	5,497
Other long-term assets
Goodwill	5,231	5,153
Intangibles, less amortization	1,080	1,188
Deferred income taxes	497	445
Operating lease right-of-use assets, net	1,131	923
Other assets	783	668
Total other long-term assets	8,722	8,377
Total assets	$26,774	$24,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,512	$6,290
Accrued expenses	2,268	2,226
Accrued income taxes	51	131
Current operating lease liabilities	136	125
Current maturities of long-term debt	949	469
Total current liabilities	9,916	9,241
Long-term liabilities
Long-term debt	12,360	11,513
Deferred income taxes	345	345
Long-term operating lease liabilities	1,049	838
Other long-term liabilities	1,247	1,089
Total long-term liabilities	15,001	13,785
Noncontrolling interest	27	31
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765	765
Paid-in capital	1,986	1,908
Retained earnings	13,061	12,260
Accumulated other comprehensive loss	(1,098)	(1,339)
Treasury stock at cost, 287,678,658 and 273,416,685 shares	(12,884)	(11,734)
Total shareholders’ equity	1,830	1,860
Total liabilities and shareholders’ equity	$26,774	$24,917

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In millions, except for share and per share data)

	Year Ended
	Jun. 28, 2025	Jun. 29, 2024	Jul. 1, 2023
	(In millions except for share and per share data)
Sales	$81,370	$78,844	$76,325
Cost of sales	66,401	64,236	62,370
Gross profit	14,969	14,608	13,955
Operating expenses	11,881	11,406	10,916
Operating income	3,088	3,202	3,039
Interest expense	635	607	527
Other expense (income), net (1)	38	30	227
Earnings before income taxes	2,415	2,565	2,285
Income taxes	587	610	515
Net earnings	$1,828	$1,955	$1,770

Net earnings:
Basic earnings per share	$3.74	$3.90	$3.49
Diluted earnings per share	3.73	3.89	3.47

Average shares outstanding	488,144,333	501,238,422	507,362,913
Diluted shares outstanding	489,825,648	503,096,086	509,719,756

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

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	Jun. 28, 2025	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Net earnings	$1,828	$1,955	$1,770
Other comprehensive income (loss):
Foreign currency translation adjustment	287	(33)	127
Items presented net of tax:
Amortization of cash flow hedges	5	7	9
Change in net investment hedges	(49)	(3)	(21)
Change in cash flow hedges	(3)	16	(56)
Change in excluded components of fair value hedge	(2)	2	—
Amortization of actuarial loss	20	20	24
Pension settlement charge	—	—	237
Net actuarial gain (loss) and other adjustments arising in current year	(21)	(97)	(89)
Change in marketable securities	4	2	(2)
Total other comprehensive income (loss)	241	(86)	229
Comprehensive income	$2,069	$1,869	$1,999

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except for share data)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
	(In millions except for share data)
Balance as of July 2, 2022	765,174,900	$765	$1,766	$10,540	$(1,482)	256,531,543	$(10,207)	$1,382
Net earnings				1,770				1,770
Other comprehensive income					229			229
Dividends declared ($1.97 per common share)				(999)				(999)
Treasury stock purchases						6,231,071	(500)	(500)
Increase in ownership interest in subsidiaries			(2)					(2)
Share-based compensation awards			51			(2,699,780)	78	129
Balance as of July 1, 2023	765,174,900	$765	$1,815	$11,311	$(1,253)	260,062,834	$(10,629)	$2,009
Net earnings				1,955				1,955
Other comprehensive loss					(86)			(86)
Dividends declared ($2.01 per common share)				(1,006)				(1,006)
Treasury stock purchases			(25)			16,452,041	(1,216)	(1,241)
Share-based compensation awards			118			(3,098,190)	111	229
Balance as of June 29, 2024	765,174,900	$765	$1,908	$12,260	$(1,339)	273,416,685	$(11,734)	$1,860
Net earnings				1,828				1,828
Other comprehensive income					241			241
Dividends declared ($2.07 per common share)				(1,008)				(1,008)
Treasury stock purchases						16,988,703	(1,250)	(1,250)
Share-based compensation awards			78			(2,726,730)	100	178
Adjustments to redeemable non-controlling interest				(19)				(19)
Balance as of June 28, 2025	765,174,900	$765	$1,986	$13,061	$(1,098)	287,678,658	$(12,884)	$1,830

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended
	Jun. 28, 2025	Jun. 29, 2024	Jul. 1, 2023
Cash flows from operating activities:
Net earnings	$1,828	$1,955	$1,770
Adjustments to reconcile net earnings to cash provided by operating activities:
Pension settlement charge	—	—	315
Share-based compensation expense	93	104	96
Depreciation and amortization	945	873	776
Operating lease asset amortization	141	124	113
Amortization of debt issuance and other debt-related costs	15	19	20
Deferred income taxes	(13)	27	(16)
Provision for losses on receivables	85	57	36
Goodwill impairment	92	—	—
Other non-cash items	(100)	(12)	(7)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(206)	(110)	(271)
Increase in inventories	(330)	(70)	(22)
(Increase) decrease in prepaid expenses and other current assets	(22)	(2)	2
Increase in accounts payable	143	104	196
(Decrease) increase in accrued expenses	(14)	(12)	22
Decrease in operating lease liabilities	(177)	(144)	(134)
(Decrease) increase in accrued income taxes	(62)	13	92
Decrease in other assets	18	38	6
Increase (decrease) in other long-term liabilities	74	25	(126)
Net cash provided by operating activities	2,510	2,989	2,868
Cash flows from investing activities:
Additions to plant and equipment	(906)	(832)	(793)
Proceeds from sales of plant and equipment	214	79	42
Acquisition of businesses, net of cash acquired	(40)	(1,210)	(37)
Purchase of marketable securities	(32)	(33)	(16)
Proceeds from sales of marketable securities	29	29	12
Other investing activities	18	5	7
Net cash used for investing activities	(717)	(1,962)	(785)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	45	200	—
Other debt borrowings including senior notes	1,254	1,362	249
Other debt repayments including senior notes	(549)	(447)	(830)
Proceeds from stock option exercises	110	120	79
Stock repurchases	(1,250)	(1,232)	(500)
Dividends paid	(1,000)	(1,008)	(996)
Other financing activities	(22)	(33)	(58)
Net cash used for financing activities	(1,412)	(1,038)	(2,056)
Effect of exchange rates on cash, cash equivalents and restricted cash	22	(10)	8
Net increase (decrease) in cash, cash equivalents and restricted cash	403	(21)	35
Cash, cash equivalents and restricted cash at beginning of period	945	966	931
Cash, cash equivalents and restricted cash at end of period	$1,348	$945	$966
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$629	$557	$511
Income taxes, net of refunds (1)	640	564	444

(1)	Cash paid for income taxes, net for fiscal 2025 includes $190 million of cash paid for the purchase of federal tax credits.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or the “company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.  SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for approximately 730,000 customers from 337 distribution facilities located throughout North America and Europe.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended June 28, 2025 for fiscal 2025, a 52-week year ended June 29, 2024 for fiscal 2024, and a 52-week year ended July 1, 2023 for fiscal 2023. The company will have a 52-week year ending June 27, 2026 for fiscal 2026.

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

We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $5.2 billion and $5.5 billion for the fiscal years ended June 28, 2025 and June 29, 2024, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amounts of receivables that have been derecognized and remain outstanding were $189 million and $173 million at June 28, 2025 and June 29, 2024, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.

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

We capitalize certain computer software and costs incurred in developing and enhancing software for internal use. When these assets become ready for their intended use, these costs are included in computer hardware and software and amortized on a straight-line basis over their estimated useful lives. Capitalized costs related to the acquisition and development of internal use software were $156 million in fiscal 2025, $171 million in fiscal 2024 and $70 million in fiscal 2023.

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

For fiscal 2025, we utilized a qualitative assessment for certain reporting units. For the remaining reporting units, Sysco performed a quantitative test using a combination of the income and market approaches. The evaluation of fair value requires a discounted cash flow analysis using projections, estimates and assumptions as to the future performance of the operations in addition to assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

In our annual fiscal 2025 assessment, we concluded that one reporting unit, Guest Worldwide, had a fair value less than book value due to its recent financial performance and downward revisions in its long-range financial outlook. In the fourth quarter of fiscal 2025 we recorded a noncash goodwill impairment charge of $92 million for a portion of the goodwill attributable to our Guest Worldwide reporting unit. This charge is included within operating expenses in the consolidated results of operations. All other reporting units were concluded to have a fair value that exceeded book value.

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

Investments in Corporate-Owned Life Insurance

Investments in Corporate-Owned Life Insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. Sysco has the ability and intent to hold certain of its COLI policies to maturity; therefore, the company does not record deferred tax balances related to cash surrender value gains or losses for these policies. We invest in COLI policies relating to our executive deferred compensation plan and Supplemental Executive Retirement Plan (SERP). The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $163 million and $166 million at June 28, 2025 and June 29, 2024, respectively.

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

Our outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

2025
(In millions)
Confirmed obligations outstanding as of June 29, 2024	$102
Invoices confirmed during the year	1,186
Confirmed invoices paid during the year	(1,195)
Confirmed obligations outstanding as of June 28, 2025	$93

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

Contract Balances

After completion of Sysco’s performance obligations, we have an unconditional right to consideration as outlined in its contracts with customers. We extend credit terms to some of our customers based on our assessment of each customer’s creditworthiness. Customer receivables included in accounts receivable, less allowances in the consolidated balance sheet, were $5.1 billion and $5.0 billion as of June 28, 2025 and June 29, 2024, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments have become industry practice and are not related to financing of the customer’s business. They are not associated with any distinct good or service to be received from the customer and therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of June 28, 2025, Sysco’s contract assets were not material. We have no significant commissions paid that are directly attributable to obtaining a particular contract.

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $4.6 billion, $4.3 billion and $4.0 billion in fiscal 2025, 2024 and 2023, respectively.

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

Sysco has an interest in a jointly owned foodservice operation in Panama for which it consolidates the results of its operations. The financial position, results of operations and cash flows for this operation have been included in Sysco’s consolidated financial statements. The value of the noncontrolling interest in this entity is considered redeemable due to certain features of the investment agreement and has been presented as mezzanine equity, which is outside of permanent equity, in the consolidated balance sheets. The income attributable to the noncontrolling interest is located within Other expense (income), net, in the consolidated results of operations because this amount is not material. The non-cash add back for the change in the value of the noncontrolling interest is located within Other non-cash items on the consolidated cash flows.

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

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the consolidated balance sheets:

	Jun. 28, 2025	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Cash and cash equivalents	$1,071	$696	$745
Restricted cash (1)	277	249	221
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$1,348	$945	$966

(1)	Restricted cash primarily represents cash and cash equivalents of the Captive which is restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.
The following table sets forth the company’s non-cash investing and financing activities:

	Jun. 28, 2025	Jun. 29, 2024	Jul. 1, 2023
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$281	$402	$197
Assets obtained in exchange for finance lease obligations	202	115	114

2.  NEW ACCOUNTING STANDARDS

Recent Accounting Guidance Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, (our fiscal 2025), and interim periods for our fiscal years beginning after December 15, 2024, (our first quarter of fiscal 2026), and should be applied on a retrospective basis to all periods presented. Sysco adopted ASU 2023-07 effective with our fiscal 2025 10-K filing and the adoption only impacted our disclosures, with no impacts to our financial position or results of operations. See Note 21 included in this Form 10-K for the additional segment disclosures required as a result of the adoption.

Recent Accounting Guidance Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, (our fiscal 2026), on a prospective basis. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-09 on our disclosures.

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

3. REVENUE

Disaggregation of Sales

The following tables present our sales disaggregated by reportable segment and sales mix for our principal product categories for the periods presented:

	Year Ended Jun. 28, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$10,674	$2,221	$2,291	$—	$15,186
Canned and dry products	10,586	3,043	1,016	—	14,645
Frozen fruits, vegetables, bakery and other	8,130	2,811	1,346	—	12,287
Dairy products	6,421	1,695	570	—	8,686
Poultry	5,842	1,135	1,159	—	8,136
Fresh produce	5,229	1,103	300	—	6,632
Paper and disposables	4,109	533	802	51	5,495
Beverage products	1,535	750	620	81	2,986
Seafood	2,175	434	170	—	2,779
Equipment and smallwares	1,138	204	49	498	1,889
Other (1)	1,126	976	87	460	2,649
Total Sales	$56,965	$14,905	$8,410	$1,090	$81,370

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	Year Ended Jun. 29, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$10,677	$3,294	$931	$—	$14,902
Fresh and frozen meats	10,243	2,019	2,033	—	14,295
Frozen fruits, vegetables, bakery and other	8,083	2,718	1,260	—	12,061
Dairy products	5,856	1,610	565	—	8,031
Poultry	5,502	1,115	1,069	—	7,686
Fresh produce	5,451	1,092	282	—	6,825
Paper and disposables	4,035	537	756	58	5,386
Seafood	2,196	442	183	—	2,821
Beverage products	1,436	685	583	88	2,792
Equipment and smallwares	826	197	25	497	1,545
Other (1)	1,034	852	81	533	2,500
Total Sales	$55,339	$14,561	$7,768	$1,176	$78,844

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	Year Ended Jul. 1, 2023
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$10,441	$2,949	$960	$2	$14,352
Fresh and frozen meats	9,773	1,857	1,860	—	13,490
Frozen fruits, vegetables, bakery and other	7,662	2,396	1,307	—	11,365
Dairy products	6,022	1,537	650	—	8,209
Poultry	5,501	1,154	1,097	—	7,752
Fresh produce	5,367	1,042	272	—	6,681
Paper and disposables	3,999	551	833	59	5,442
Seafood	2,380	465	178	—	3,023
Beverage products	1,308	585	573	92	2,558
Equipment and smallwares	304	203	24	526	1,057
Other (1)	926	821	89	560	2,396
Total Sales	$53,683	$13,560	$7,843	$1,239	$76,325

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

4.  ACQUISITIONS

During fiscal 2025, the company paid $40 million, net of cash, for acquisitions.

Edward Don & Company

On November 27, 2023, Sysco consummated its acquisition of Edward Don & Company (Edward Don), a leading distributor of foodservice equipment, supplies and disposables in the United States. The acquisition has allowed Sysco to add strategic capabilities to complement its existing business and create a specialty equipment and supplies platform that provides better selection and service to customers.

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

The following tables present our assets measured at fair value on a recurring basis as of June 28, 2025 and June 29, 2024:

	Assets and Liabilities Measured at Fair Value as of Jun. 28, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$466	$—	$—	$466
Restricted cash	277	—	—	277
Total assets at fair value	$743	$—	$—	$743

	Assets and Liabilities Measured at Fair Value as of Jun. 29, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$269	$—	$—	$269
Restricted cash	249	—	—	249
Total assets at fair value	$518	$—	$—	$518

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a Level 2 measurement. The fair value of total debt was approximately $12.8 billion and $11.4 billion as of June 28, 2025 and June 29, 2024, respectively. The carrying value of total debt was $13.3 billion and $12.0 billion as of June 28, 2025 and June 29, 2024, respectively.

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

Sysco estimates lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position by assessing credit indicators, including credit ratings, for the applicable securities. If the assessment indicates that an expected credit loss exists, the company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the consolidated results of operations. Unrealized gains and losses on marketable securities are recorded in accumulated other comprehensive loss. The following table presents our available-for-sale marketable securities as of June 28, 2025 and June 29, 2024:

	Jun. 28, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$104	$1	$(1)	$104	$15	$89
Government bonds	29	—	(1)	28	—	28
Total marketable securities	$133	$1	$(2)	$132	$15	$117

	Jun. 29, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$98	$—	$(4)	$94	$24	$70
Government bonds	34	—	(2)	32	—	32
Total marketable securities	$132	$—	$(6)	$126	$24	$102

As of June 28, 2025, the balance of available-for-sale securities by contractual maturity is shown in the following table on a fiscal year basis. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Jun. 28, 2025
(In millions)
Due in one year or less	$15
Due after one year through five years	72
Due after five years	45
Total	$132

There were no significant realized gains or losses in marketable securities during fiscal 2025, 2024, and 2023.

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

A summary of the activity in the allowance for credit losses on trade receivables appears below:

	2025	2024	2023
	(In millions)
Balance at beginning of period	$54	$46	$71
Adjustments to costs and expenses	85	57	36
Customer accounts written off, net of recoveries	(106)	(57)	(62)
Other adjustments	(16)	8	1
Balance at end of period	$17	$54	$46

8.  PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jun. 28, 2025	Jun. 29, 2024	Estimated Useful Lives
	(In millions)
Plant and equipment at cost:
Land	$492	$490
Buildings and improvements	6,217	5,976	10-30 years
Fleet and equipment	5,170	4,788	3-13 years
Computer hardware and software	2,085	1,769	3-5 years
Total plant and equipment at cost	13,964	13,023
Accumulated depreciation	(7,880)	(7,526)
Total plant and equipment, net	$6,084	$5,497

Depreciation expense, including amortization of capital leases, was $798 million in 2025, $728 million in 2024 and $650 million in 2023.

9.  GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment for the years presented are as follows:

	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Carrying amount as of July 1, 2023	$2,247	$2,178	$33	$188	$4,646
Goodwill acquired during year	510	7	—	—	517
Currency translation/other	(1)	(9)	—	—	(10)
Carrying amount as of June 29, 2024	$2,756	$2,176	$33	$188	$5,153
Goodwill acquired during year	(1)	10	—	—	9
Impairment	—	—	—	(92)	(92)
Currency translation/other		161	—	—	161
Carrying amount as of June 28, 2025	$2,755	$2,347	$33	$96	$5,231

Amortizable intangible assets acquired during fiscal 2025 were $12 million, with a weighted-average amortization period of 17 years. Amortizable intangible assets acquired during fiscal 2025 by category were customer relationships and trademarks of $6 million and $6 million, respectively, with a weighted-average amortization period of 9 years and 25 years, respectively.

Fully amortized intangible assets have been removed in the period fully amortized in the table below which presents the company’s amortizable intangible assets in total by category as follows:

	Jun. 28, 2025			Jun. 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Customer relationships	$1,595	$(951)	$644	$1,502	$(754)	$748
Non-compete agreements	27	(22)	5	28	(20)	8
Trademarks	156	(46)	110	151	(32)	119
Other	10	(3)	7	10	(1)	9
Total amortizable intangible assets	$1,788	$(1,022)	$766	$1,691	$(807)	$884

The table below presents our indefinite-lived intangible assets by category as follows:

	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Trademarks	$313	$303
Licenses	1	1
Total indefinite-lived intangible assets	$314	$304

Amortization expense for 2025, 2024 and 2023 was $147 million, $142 million and $126 million, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 28, 2025 is shown below:

Amount
(In millions)
2026	$120
2027	101
2028	97
2029	96
2030	80

Goodwill Impairment

Sysco had approximately $5.2 billion of goodwill at June 28, 2025. We test goodwill for impairment annually at the reporting unit level in our fiscal fourth quarter, or more frequently if events or circumstances indicate that they could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price.

In our annual fiscal 2025 assessment, we concluded that one reporting unit, Guest Worldwide, had a fair value less than book value due to its recent financial performance and downward revisions in its long-range financial outlook. In the fourth quarter of fiscal 2025 we recorded a noncash goodwill impairment charge of $92 million for a portion of the goodwill attributable to our Guest Worldwide reporting unit. This charge is included within operating expenses in the consolidated results of operations. All other reporting units were concluded to have a fair value that exceeded book value.

We estimate the fair value of our reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. Our fair value conclusions as of June 28, 2025 for the reporting units are sensitive to changes in the assumptions used in the income approach which include forecasted revenues and EBITDA, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. We used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on actual results, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives.

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

Hedging of foreign currency risk

Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the Euro, U.S. dollar, Polish zloty and Danish krone. Accounts payable associated with these inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. We enter into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Sysco routinely manages foreign currency risk with spot and forward-rate cross-currency swaps on foreign-denominated balances. The swaps are designated as fair value hedges and for swaps hedging the change in foreign currency spot rates, we have elected to exclude the changes in fair value of the forward points from the assessments of hedge effectiveness. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of the excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded within accumulated other comprehensive income (loss) and recognized into earnings over the life of the hedged instrument.

Sysco has cross-currency swaps that hedge the foreign currency exposure of our net investment in certain foreign operations. These cross-currency swaps are designated as net investment hedges with gains and losses recognized within accumulated other comprehensive income (loss). In the third quarter of fiscal 2025, we entered into cross-currency swaps to hedge the foreign currency exposure of the net investment in our Canadian operations.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of June 28, 2025 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500
March 2035	U.S. Dollar	550

Hedging of foreign currency risk
January 2029	Euro	470
September 2030	Euro	670
September 2030	Canadian Dollar	998

Hedging of fuel risk
Various (March 2025 to February 2027)	Gallons	77

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of June 28, 2025 and June 29, 2024 are as follows:

		Derivative Fair Value
	Balance Sheet location	Jun. 28, 2025	Jun. 29, 2024
		(In millions)
Fair Value Hedges:
Interest rate swaps	Other assets	$31	$6
Interest rate swaps	Accrued expenses	1	1
Cross currency swaps	Prepaid expenses and other current assets	—	2
Cross currency swaps	Accrued expenses	—	3

Cash Flow Hedges:
Fuel swaps	Prepaid expenses and other current assets	$—	$1
Fuel swaps	Other assets	—	1
Fuel swaps	Accrued expenses	7	2
Fuel swaps	Other long-term liabilities	2	—

Net Investment Hedges:
Cross currency swaps	Prepaid expenses and other current assets	$11	$4
Cross currency swaps	Other assets	55	—
Cross currency swaps	Accrued expenses	2	—
Cross currency swaps	Other long-term liabilities	134	10

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$673	$637
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(65)	$(24)
Derivatives designated as hedging instruments	24	6
Cross currency swaps:
Hedged items	$2	$2
Derivatives designated as hedging instruments	(2)	(2)

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Interest expense	$(40)	$(18)
Increase in fair value of debt	(25)	(6)
Foreign currency gain	2	2
Hedged items	$(63)	$(22)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the fiscal years ended June 28, 2025 and June 29, 2024, presented on a pretax basis, are as follows:

	2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(7)	Operating expense	$11

Derivatives in net investment hedging relationships:
Cross currency contracts	$(65)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(2)	Other expense (income)	$—

	2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$23	Operating expense	$(1)

Derivatives in net investment hedging relationships:
Cross currency contracts	$(5)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$2	Other expense (income)	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 28, 2025 are as follows:

	Jun. 28, 2025
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(1,069)	$(31)

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 29, 2024 are as follows:

	Jun. 29, 2024
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(498)	$(6)

11.  SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. We also maintain a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2025	2024	2023
	(In millions)
Balance at beginning of period	$544	$485	$397
Charged to costs and expenses	772	726	707
Payments	(724)	(667)	(619)
Balance at end of period	$592	$544	$485

The long-term portion of the self-insured liability balance was $412 million and $364 million as of June 28, 2025, and June 29, 2024, respectively.

12.  DEBT AND OTHER FINANCING ARRANGEMENTS

	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Euro Commercial paper, interest at 2.22%, maturing in fiscal 2026	$205	$—
U.S. Commercial paper, interest at 5.45%, matured in fiscal 2025	—	200
Senior notes, interest at 3.65%, matured in fiscal 2025 (1)	—	365
Senior notes, interest at 3.75%, maturing in fiscal 2026 (1)(2)	750	749
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)(2)	999	998
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)(3)	43	43
Senior notes, interest at 3.25%, maturing in fiscal 2028 (1)(2)	748	747
Debentures, interest at 6.50%, maturing in fiscal 2029 (2)	155	155
Senior notes, interest at 5.75%, maturing in fiscal 2029 (1)(2)	497	496
Senior notes, interest at 2.40%, maturing in fiscal 2030 (1)(2)	498	497
Senior notes, interest at 5.95%, maturing in fiscal 2030 (1)(2)	995	994
Senior notes, interest at 5.10%, maturing in fiscal 2031 (1)(2)	695	—
Senior notes, interest at 2.45%, maturing in fiscal 2032 (1)(2)	447	446
Senior notes, interest at 6.00%, maturing in fiscal 2034 (1)(2)	507	498
Senior notes, interest at 5.40%, maturing in fiscal 2035 (1)(2)	562	—
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)(2)	383	383
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)(2)	200	200
Senior notes, interest at 6.60%, maturing in fiscal 2040 (1)(2)	350	350
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)(2)	497	497
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)(2)	495	495
Senior notes, interest at 4.45%, maturing in fiscal 2048 (1)(2)	493	493
Senior notes, interest at 3.30%, maturing in fiscal 2050 (1)(2)	495	495
Senior notes, interest at 6.60%, maturing in fiscal 2050 (1)(2)	1,177	1,177
Senior notes, interest at 3.15%, maturing in fiscal 2052 (1)(2)	788	788
Plant and equipment financing programs, finance leases, notes payable, and other debt, interest averaging 5.14% and maturing at various dates to fiscal 2052 as of June 28, 2025, and 5.13% and maturing at various dates to fiscal 2052 as of June 29, 2024	1,330	916
Total debt	13,309	11,982
Less current maturities of long-term debt	(949)	(469)
Net long-term debt	$12,360	$11,513

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

As of June 28, 2025, the principal and interest payments required to be made during the next five fiscal years on Sysco’s senior notes and debentures are shown below:

	Principal	Interest (1)
	(In millions)
2026	$750	$543
2027	1,043	508
2028	750	476
2029	655	464
2030	1,500	435

(1)	Includes payments on floating rate debt based on rates as of June 28, 2025, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.

The total carrying value of our debt was $13.3 billion as of June 28, 2025 and $12.0 billion as of June 29, 2024. The increase in the carrying value of our debt from the prior year was due to new issuances of senior notes, new leases in support of plant and equipment, and new commercial paper issuances.

Sysco has a long-term revolving credit facility that includes aggregate commitments of the lenders thereunder of $3.0 billion, with an option to increase such commitments to $4.0 billion. The facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The facility expires on April 29, 2027. As of June 28, 2025, there were no borrowings outstanding under this facility.

Sysco has a U.S commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility. As of June 28, 2025, there were no commercial paper issuances outstanding under this program. On June 12, 2025, we entered into a new commercial paper dealer agreement in Europe for a commercial paper program with borrowings not to exceed €500 million. As of June 28, 2025, there were €175 million (the equivalent of $205 million) in commercial paper issuances outstanding under this program.

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

As of June 28, 2025 and June 29, 2024, letters of credit outstanding were $306 million and $271 million, respectively.

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

The following table presents the location of the finance lease ROU assets and lease liabilities in our consolidated balance sheets at June 28, 2025 and June 29, 2024:

	Consolidated Balance Sheet Location	Jun. 28, 2025	Jun. 29, 2024
		(In millions)
Finance lease right-of-use assets	Plant and equipment at cost, less accumulated depreciation	$476	$339
Current finance lease liabilities	Current maturities of long-term debt	65	54
Long-term finance lease liabilities	Long-term debt	387	307

The following table presents lease costs for each of the presented periods ended June 28, 2025 and June 29, 2024:

	Consolidated Results of Operations Location	Jun. 28, 2025	Jun. 29, 2024
		(In millions)
Operating lease cost	Operating expenses	$186	$154
Financing lease cost:
Amortization of right-of-use assets	Operating expenses	70	60
Interest on lease obligations	Interest expense	17	14
Variable lease cost	Operating expenses	115	111
Short-term lease cost	Operating expenses	54	68
Net lease cost		$442	$407

Future minimum lease obligations under existing noncancelable operating and finance lease agreements by fiscal year as of June 28, 2025 are as follows:

	Operating Leases	Finance Leases
	(In millions)
2026	$187	$84
2027	188	77
2028	154	62
2029	130	48
2030	119	39
Thereafter	749	289
Total undiscounted lease obligations	1,527	599
Less imputed interest	(342)	(147)
Present value of lease obligations	$1,185	$452

We have entered into operating lease agreements that have not yet commenced as of June 28, 2025 with legally binding minimum lease payments of $324 million. The leases are expected to commence during the next two fiscal years.

Other information related to lease agreements was as follows:

	Jun. 28, 2025	Jun. 29, 2024
Cash Paid For Amounts Included In Measurement of Liabilities:	(Dollars in millions)
Operating cash flows for operating leases	$177	$144
Operating cash flows for financing leases	17	14
Financing cash flows for financing leases	115	51

Supplemental Non-cash Information on Lease Liabilities:
Assets obtained in exchange for operating lease obligations	$254	$287
Assets obtained in exchange for finance lease obligations	202	115
Operating lease asset adjustments, including renewals and remeasurements	80	24
Operating lease liability adjustments, including renewals and remeasurements	83	24

Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	11.10 years	10.63 years
Financing leases	12.38 years	12.50 years
Weighted-average discount rate:
Operating leases	4.56%	4.19%
Financing leases	4.65%	4.50%

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

Sysco also has a non-qualified, unfunded Management Savings Plan (MSP) available to key management personnel who are participants in the Management Incentive Plan (MIP). Participants may defer up to 50% of their annual salary and up to 90% of their annual bonus. We will make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, we will make matching contributions of 50% of a participant’s pretax contribution on the first 6% of the participant’s eligible compensation that is deferred. Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions. All company contributions to the MSP are limited by the amounts contributed by the company to the participant’s 401(k) account. The company had deferred compensation obligations of $107 million as of June 28, 2025 and $103 million as of June 29, 2024 under the unfunded MSP and our executive deferred compensation plan, which is frozen to all participants of the plan. More than half of the June 28, 2025 obligations are due to be paid beyond fiscal 2026.

Sysco’s expense related to its defined contribution plans was $203 million in fiscal 2025, $200 million in fiscal 2024, and $176 million in fiscal 2023.

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

We also provide certain health care benefits to eligible retirees and their dependents. These health care benefits represent Sysco’s unfunded other post-retirement medical plans. The plan had benefit obligations of $11 million as of June 28, 2025 and $9 million as of June 29, 2024.

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

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represent the funded status of a given plan. The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “U.S. Pension Benefits” in the tables below includes both the U.S. Retirement Plan and the SERP. As Sysco’s fiscal 2025 year end is June 28, 2025, the company utilized a practical expedient permitting us to measure our defined benefit plan assets and obligations as of the month end closest to the fiscal year end and has used June 30, 2024 as the measurement date of the plan assets and obligations disclosed herein.

	U.S. Pension Benefits (1)		International Pension Benefits
	Jun. 28, 2025	Jun. 29, 2024	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,897	$2,979	$295	$286
Service cost	7	8	2	2
Interest cost	166	164	15	14
Amendments	2	—	—	—
Curtailments	—	—	(1)	(1)
Actuarial loss (gain), net	35	(135)	(16)	8
Benefit payments	(128)	(119)	(15)	(13)
Settlements	—	—	—	(1)
Foreign currency exchange impact	—	—	26	—
Benefit obligation at end of year	2,979	2,897	306	295
Change in plan assets:
Fair value of plan assets at beginning of year	2,502	2,641	158	185
Actual return on plan assets	122	(65)	26	(35)
Employer contribution	38	13	22	22
Benefit payments	(128)	(87)	(15)	(13)
Settlements	—	—	—	(1)
Foreign currency exchange impact	—	—	17	—
Fair value of plan assets at end of year	2,534	2,502	208	158
Funded status at end of year	$(445)	$(395)	$(98)	$(137)

(1)	The U.S. Retirement Plan had an underfunded status of $112 million and $55 million as of June 28, 2025 and June 29, 2024, respectively.

As of June 28, 2025 and June 29, 2024, the SERP had benefit obligations of $333 million and $340 million, respectively. In order to meet a portion of its obligations under the SERP, Sysco has a rabbi trust that invests in Corporate-Owned Life Insurance policies on the lives of participants and interests in corporate-owned real estate assets. These assets are not included as plan assets or in the funded status amounts in the tables above and below. The life insurance policies on the lives of the participants had carrying values of $87 million and $91 million as of June 28, 2025 and June 29, 2024, respectively. Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	U.S. Pension Benefits		International Pension Benefits
	Jun. 28, 2025	Jun. 29, 2024	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Current accrued benefit liability (Accrued expenses)	$(32)	$(32)	$(2)	$(2)
Noncurrent accrued benefit liability (Other long-term liabilities)	(413)	(363)	(96)	(135)
Net amount recognized	$(445)	$(395)	$(98)	$(137)

Accumulated other comprehensive loss as of June 28, 2025 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In millions)
Prior service cost	$3	$2	$5
Actuarial losses	1,181	83	1,264
Total	$1,184	$85	$1,269

Accumulated other comprehensive loss as of June 29, 2024 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In millions)
Prior service cost	$2	$1	$3
Actuarial losses	1,160	111	1,271
Total	$1,162	$112	$1,274

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	U.S. Pension Benefits (1)		International Pension Benefits
	Jun. 28, 2025	Jun. 29, 2024	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Accumulated benefit obligation/aggregate benefit obligation	$2,970	$2,888	$300	$291
Fair value of plan assets at end of year	2,534	2,502	208	158

(1)	Information under U.S. Pension Benefits as of June 28, 2025 and June 29, 2024 includes both the U.S. Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	2025		2024		2023
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In millions)
Service cost	$7	$2	$8	$2	$8	$2
Interest cost	166	15	164	14	171	10
Expected return on plan assets	(138)	(11)	(143)	(12)	(148)	(11)
Amortization of prior service cost	—	—	1	—	—	—
Amortization of actuarial loss	30	3	28	1	33	—
Curtailment gain	—	(1)	—	(1)	—	(1)
Settlement loss recognized	—	—	—	—	315	—
Net pension costs	$65	$8	$58	$4	$379	$—

The components of net company-sponsored pension costs other than the service cost component are reported in Other expense (income), net within the consolidated results of operations.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	2025		2024		2023
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In millions)
Amortization of prior service cost	$—	$—	$1	$—	$—	$—
Amortization of actuarial loss	30	3	28	1	348	—
Prior service cost arising in current year	(2)	—	—	—	(3)	—
Effect of exchange rates on amounts in AOCI	—	(8)	—	(1)	—	(4)
Actuarial gain (loss) arising in current year	(50)	32	(73)	(54)	(46)	(72)
Net pension income (cost)	$(22)	$27	$(44)	$(54)	$299	$(76)

Amounts included in accumulated other comprehensive loss (income) as of June 28, 2025 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2026 are:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In millions)
Amortization of prior service cost	$1	$—	$1
Amortization of actuarial losses	31	2	33
Total	$32	$2	$34

Employer Contributions

We made cash contributions to our company-sponsored pension plans of $61 million and $68 million in fiscal years 2025 and 2024, respectively. There were $6 million of voluntary contributions made to the U.S. Retirement Plan in fiscal 2025, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2025. There are no required contributions to the U.S. Retirement Plan to meet ERISA minimum funding requirements in fiscal 2026. The company’s contributions to the SERP plan are made in the amounts needed to fund current year benefit payments. The estimated aggregate fiscal 2026 contribution to fund benefit payments for the SERP plan is $32 million. The estimated fiscal 2026 contributions to fund benefit payments for the international retirement plans are $21 million.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	U.S. Pension Benefits	International Pension Benefits
	(In millions)
2026	$150	$16
2027	164	17
2028	174	17
2029	184	18
2030	192	18
Subsequent five years	1,050	94

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Jun. 28, 2025	Jun. 29, 2024
Discount rate — U.S. Retirement Plan	5.76%	5.86%
Discount rate — SERP	5.75	5.89
Discount rate — U.K. Retirement Plan	5.60	5.20
Rate of compensation increase — U.S. Retirement Plan	3.00	3.00

As benefit accruals under the SERP and U.K. Retirement Plan are frozen, future pay is not projected in the determination of the benefit obligation as of June 28, 2025 or June 29, 2024.

Weighted-average assumptions used to determine net company-sponsored pension costs for each fiscal year were:

	2025	2024	2023
Discount rate — U.S. Retirement Plan (1)	5.86%	5.62%	6.07%
Discount rate — SERP	5.89	5.65	4.84
Discount rate — U.K. Retirement Plan	5.20	5.20	3.65
Expected rate of return — U.S. Retirement Plan (2)	5.63	5.50	6.00
Expected rate of return — U.K. Retirement Plan	6.60	6.65	4.65
Rate of compensation increase — U.S. Retirement Plan	3.00	3.00	3.00

(1)	The discount rate of the U.S. Retirement Plan was 4.91% for the period of July 2022 to October 2022. Due to the settlement that occurred, the rate changed to 6.07% from November 2022 to June 2023.
(2)
The expected long-term rate of return on plan assets of the U.S. Retirement Plan was 4.50% for the period of July 2022 to October 2022. Due to the settlement that occurred, the rate changed to 6.00% from November 2022 to June 2023.

For guidance in determining the discount rate for U.S. defined benefit plans, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. Sysco uses an annualized corporate bond yield curve to estimate the rate at which pension benefits could effectively be settled to estimate a discount rate for the U.K. Retirement Plan. The discount rate assumption is updated annually and revised as deemed appropriate. The discount rates to be used for the calculation of fiscal 2026 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 5.76% and 5.60%, respectively. The discount rate to be used for the calculation of fiscal 2026 net company-sponsored benefit costs for the SERP is 5.75%.

The expected long-term rate of return on plan assets assumption for the retirement plans are net return on assets assumption, representing gross return on assets less asset management expenses. Specific to the U.S. Retirement Plan, administrative expenses are also excluded from the gross return on assets. The expected return for the U.S. Retirement Plan is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The expected return for the U.K. Retirement Plan is derived from a long-term swap yield time horizon adjusted for the expected return based on the plan’s current asset allocation and historical results. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rates of return to be used in the calculation of fiscal 2026 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 5.70% and 6.40%, respectively.

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

The U.S. Retirement Plan’s target and actual investment allocation as of June 28, 2025 is as follows:

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

The U.K. Retirement Plan’s target investment allocation and actual investment allocation for fiscal 2025 is as follows:

	U.K. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Growth portfolio	50%	50%
Matching portfolio	50	50
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

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of June 28, 2025:

	Assets Measured at Fair Value as of Jun. 28, 2025
	Level 1	Level 2	Level 3	Measured at NAV (7)	Total
	(In millions)
Cash and cash equivalents	$13	$108	$—	$—	$121
Growth assets:
U.S. equity (1)	17	—	—	228	245
International equity (1)	—	—	—	133	133
Hedge fund of funds (2)	—	—	—	182	182
Real estate funds (3)	—	—	—	80	80
High yield and emerging markets fixed income (4)	—	—	—	45	45
Private equity funds (5)	—	—	—	43	43
Liability hedging assets:
Corporate bonds	—	1,125	—	—	1,125
U.S. government and agency securities	—	360	—	178	538
Other (6)	—	22	—	—	22
Total investments at fair value	$30	$1,615	$—	$889	$2,534

(1)
Includes direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of June 28, 2025. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.

(2)	There were no unfunded commitments as of June 28, 2025, and there were no redemption restrictions as of June 28, 2025. The investment may be redeemed once per quarter.
(3)
For investments in the funds listed in this category, total unfunded commitment as of June 28, 2025 was $2 million. Less than 1% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2025 to 2026. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.

(4)	There were no unfunded commitments as of June 28, 2025, and there were no redemption restrictions as of June 28, 2025. The investment may be redeemed daily.
(5)
Total unfunded commitments in the funds listed in this category as of June 28, 2025 were $14 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2025 to 2031.

(6)	Includes foreign government and state and municipal debt securities.
(7)
Includes certain investments that are measured at fair value using the NAV practical expedient that have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of June 28, 2025:

	Assets Measured at Fair Value as of Jun. 28, 2025
	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
	(In millions)
Investment funds:
Common contractual fund (1)	$—	$—	$—	$208	$208
Total investments at fair value	$—	$—	$—	$208	$208

(1)	There were $4 million of unfunded commitments as of June 28, 2025. As of June 28, 2025 there are no monetary redemption restrictions, however timing restrictions ranged from daily to quarterly.
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

(4)
Total unfunded commitment as of June 29, 2024 was $13 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2024 to 2031.

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

15.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco currently participates in several different multiemployer defined benefit pension plans in the United States (U.S.) based on obligations arising under collective bargaining agreements covering union-represented employees. Expenses related to these plans are recognized at the time we make contributions to the plans. We do not directly manage these multiemployer plans; pursuant to federal law, these plans are managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by employers contributing to the plan. Some of our current employees in the U.S. are participants in such multiemployer plans as of June 28, 2025.

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

Plan Contributions

Our contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2025	2024	2023
	(In millions)
Individually significant plans	$48	$47	$41
All other plans	18	16	12
Total contributions	$66	$63	$53

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/24	As of 12/31/23	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	10/11/2025 to 11/10/2029 (1)

(1)
Sysco is party to 24 CBAs that require contributions to the Western Conference of Teamsters Pension Trust. Each agreement covers anywhere from less than 1% to 22% of the total contributions Sysco is required to pay the fund.

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

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2025	2024	2023	Year Ending 12/31/23	Year Ending 12/31/22
	(In millions)
Western Conference of Teamsters Pension Plan	$48	$47	$41	No	No

For the plan noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2025	2024	2023
	(In millions, except for share and per share data)
Numerator:
Net earnings	$1,828	$1,955	$1,770
Denominator:
Weighted-average basic shares outstanding	488,144,333	501,238,422	507,362,913
Dilutive effect of share-based awards	1,681,315	1,857,664	2,356,843
Weighted-average diluted shares outstanding	489,825,648	503,096,086	509,719,756
Basic earnings per share	$3.74	$3.90	$3.49
Diluted earnings per share	$3.73	$3.89	$3.47

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,176,838, 4,611,724 and 2,373,000 for fiscal 2025, 2024 and 2023, respectively.

Dividends declared were $1.0 billion, $1.0 billion and $999 million in fiscal 2025, 2024 and 2023, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $258 million, $251 million and $253 million in fiscal 2025, 2024 and 2023, respectively.

17.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $2.1 billion, $1.9 billion and $2.0 billion for fiscal 2025, 2024 and 2023, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$287	$—	$287
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	(2)	—	(2)
Change in cash flow hedges	Operating expenses	(7)	(4)	(3)
Change in net investment hedges	N/A	(65)	(16)	(49)
Total other comprehensive income (loss) before reclassification adjustments		(74)	(20)	(54)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	6	1	5
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss) and other adjustments arising in the current year	Other expense (income), net	(28)	(7)	(21)
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	28	8	20
Total reclassification adjustments		28	8	20
Marketable securities:
Change in marketable securities	Other expense (income), net	4	—	4
Total other comprehensive loss		$223	$(18)	$241

		2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(33)	$—	$(33)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	2	—	2
Change in cash flow hedges	Operating expenses	21	5	16
Change in net investment hedges	N/A	(5)	(2)	(3)
Total other comprehensive income (loss) before reclassification adjustments		18	3	15
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11	4	7
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense (income), net	(130)	(33)	(97)
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	28	8	20
Total reclassification adjustments		28	8	20
Marketable securities:
Change in marketable securities	Other expense (income), net	3	1	2
Total other comprehensive income		$(103)	$(17)	$(86)

		2023
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$127	$—	$127
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	(71)	(16)	(55)
Change in net investment hedges	N/A	(28)	(7)	(21)
Total other comprehensive income before reclassification adjustments		(99)	(23)	(76)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11	3	8
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense (income), net	(121)	(32)	(89)
Settlements	Other expense (income), net	315	78	237
Total other comprehensive income before reclassification adjustments		194	46	148
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	32	8	24
Total reclassification adjustments		32	8	24
Marketable securities:
Change in marketable securities	Other expense (income), net	(2)	—	(2)
Total other comprehensive loss		$263	$34	$229

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities	Total
	(In millions)
Balance as of Jul. 2, 2022	$(501)	$36	$(1,012)	$(5)	$(1,482)
Other comprehensive income before reclassification adjustments	127	(76)	148	—	199
Amounts reclassified from accumulated other comprehensive loss	—	8	24	—	32
Change in marketable securities	—	—	—	(2)	(2)
Balance as of Jul. 1, 2023	(374)	(32)	(840)	(7)	(1,253)
Other comprehensive income before reclassification adjustments	(33)	15	(97)	—	(115)
Amounts reclassified from accumulated other comprehensive loss	—	7	20	—	27
Change in marketable securities	—	—	—	2	2
Balance as of Jun. 29, 2024	(407)	(10)	(917)	(5)	(1,339)
Other comprehensive income before reclassification adjustments	287	(54)	(21)	—	212
Amounts reclassified from accumulated other comprehensive loss	—	5	20	—	25
Change in marketable securities	—	—	—	4	4
Balance as of Jun. 28, 2025	$(120)	$(59)	$(918)	$(1)	$(1,098)

18.  SHARE-BASED COMPENSATION

We provide compensation benefits to employees under several share-based payment arrangements including various long-term employee stock incentive plans and the 2025 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In November 2018, Sysco’s Omnibus Incentive Plan (2018 Plan) was adopted and reserved up to 51,500,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 51,500,000 authorized shares, the full 51,500,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, we have issued options, restricted stock units and performance share units under the 2018 Plan. Vesting requirements for awards under the 2018 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2018 Plan are and will be no greater than ten years. As of June 28, 2025, there were 37,130,115 remaining shares authorized and available for grant in total under the 2018 Plan, of which the full 37,130,115 shares may be issued as options or stock appreciation rights, or as a combination of up to 10,184,738 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

We have also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 28, 2025. No new options will be issued under any of the prior plans. Future grants to employees will be made through the 2018 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is ten years. Our policy is to utilize treasury stock for issuing shares upon share option exercise or share unit conversion.

Performance Share Units

During fiscal 2025 and 2024, 499,859 and 527,081 performance share units (PSUs), respectively, were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during fiscal 2025 and 2024 was $82.49 and $74.91, respectively. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on actual performance targets achieved as well as the market-based return of Sysco’s common stock relative to that of the S&P 500 index companies.

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

The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2025	2024	2023
Dividend yield	2.8%	2.6%	2.4%
Expected volatility	26.6%	27.2%	32.6%
Risk-free interest rate	3.7%	4.1%	3.0%
Expected Life	6.6 years	6.6 years	6.6 years

The following summary presents information regarding outstanding options as of June 28, 2025 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of June 29, 2024	8,494,287	$66.97
Granted	746,501	76.52
Exercised	1,112,966	54.00
Forfeited	269,089	78.61
Expired	—	—
Outstanding as of June 28, 2025	7,858,733	$69.31	4.88	$55
Expected to vest as of June 28, 2025	1,268,622	76.77	8.49	1
Exercisable as of June 28, 2025	6,542,767	$67.82	4.15	$54

The total number of employee options granted was 746,501, 808,279 and 954,249 in fiscal years 2025, 2024 and 2023, respectively.

During fiscal 2025, 321,453 options were granted to 12 executive officers and 425,048 options were granted to 153 other key employees. During fiscal 2024, 322,325 options were granted to 12 executive officers and 485,954 options were granted to 167 other key employees. During fiscal 2023, 384,212 options were granted to 13 executive officers and 570,037 were granted to 167 other key employees.

The weighted average grant date fair value of options granted in fiscal 2025, 2024 and 2023 was $18.52, $19.27 and $24.46, respectively. The total intrinsic value of options exercised during fiscal 2025, 2024 and 2023 was $1 million, $1 million and $1 million, respectively.

Restricted Stock Units

During fiscal 2025, 2024 and 2023, 382,928, 1,146,158 and 917,560 restricted stock units, respectively, were granted to employees, the majority of which will vest ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2025, 2024 and 2023 was $75.83, $74.52 and $75.66, respectively. The total fair value of restricted stock units vested during fiscal 2025, 2024 and 2023 was $55 million, $52 million and $44 million, respectively. The total intrinsic value of restricted stock units vested during fiscal 2025, 2024 and 2023 was $54 million, $54 million and $47 million, respectively.

Non-Employee Director Awards

During fiscal 2025, 2024 and 2023, 28,127, 29,115 and 22,055 restricted equity awards, respectively, were granted to non-employee directors (NEDs), which will vest over a one-year period. NEDs may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2025, 2024 and 2023 was $74.96, $70.67 and $84.10, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2025, 2024 and 2023 was $2 million, $2 million and $2 million, respectively. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

NEDs may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. As a result of such elections, a total of 3,148, 5,966 and 6,974 shares with a weighted-average grant date fair value of $76.66, $72.22 and $78.82 per share were issued in fiscal 2025, 2024 and 2023, respectively, in the form of fully vested common stock or deferred units. Common stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

As of June 28, 2025, there were 130,769 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Equity Instruments Other Than Stock Options

The following summary presents information regarding outstanding non-vested awards as of June 28, 2025 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees, restricted awards granted to non-employee directors and PSUs.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of June 29, 2024	2,972,194	$80.46
Granted	854,832	79.26
Vested	(992,947)	76.56
Forfeited	(356,322)	78.13
Non-vested as of June 28, 2025	2,477,757	$81.95

2025 Employee Stock Purchase Plan

The Sysco ESPP permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares that may be sold pursuant to the ESPP may not exceed 12,000,000 shares, of which 11,478,234 remained available as of June 28, 2025.

During fiscal 2025, 1,059,763 shares of Sysco common stock were purchased by the participants, as compared to 1,092,062 shares purchased in fiscal 2024 and 1,032,545 shares purchased in fiscal 2023. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $11.46, $10.83 and $11.15 per share during fiscal 2025, 2024 and 2023, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost included in operating expenses in the consolidated results of operations was $93 million, $104 million and $96 million for fiscal 2025, 2024 and 2023, respectively. The expense recognized in fiscal 2025 related to PSUs decreased compared to the prior fiscal year, as the performance metrics are trending below target for awards not yet paid. The total income tax benefit for share-based compensation arrangements was $15 million, $17 million and $16 million for fiscal 2025, 2024 and 2023, respectively.

As of June 28, 2025, there was $90 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from option exercises and ESPP participation was $110 million, $120 million and $79 million during fiscal 2025, 2024 and 2023, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3 million, $4 million and $2 million during fiscal 2025, 2024 and 2023, respectively.

19.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2025	2024	2023
	(In millions)
U.S.	$2,066	$2,260	$1,941
Foreign	349	305	344
Total	$2,415	$2,565	$2,285

The income tax provision for each fiscal year consists of the following:

	2025	2024	2023
	(In millions)
U.S. federal income taxes	$432	$447	$388
State and local income taxes	104	125	79
Foreign income taxes	51	38	48
Total	$587	$610	$515

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2025	2024	2023
	(In millions)
Current	$602	$584	$531
Deferred	(15)	26	(16)
Total	$587	$610	$515

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2025	2024	2023
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of any applicable federal income tax benefit	3.4	3.9	2.6
Foreign income taxes	(1.1)	(1.0)	(1.1)
Uncertain tax positions	0.6	0.1	0.1
Tax benefit of equity-based compensation	0.2	0.1	(0.1)
Other	0.2	(0.3)	0.1
Effective income tax rate	24.3%	23.8%	22.6%

The effective tax rate of 24.3% for fiscal 2025 was impacted by (1) state income tax expense of $82 million and (2) the mix of earnings from our foreign operations which are taxed at rates different than our domestic tax rate, as well as credits, local permanent differences and other minimum taxes, which resulted in a net increase in the effective tax rate.

The effective tax rate of 23.8% for fiscal 2024 was impacted by (1) state income tax expense of $99 million and (2) the mix of earnings from our foreign operations which are taxed at rates different than our domestic tax rate, as well as credits, local permanent differences and other minimum taxes, which resulted in a net increase in the effective tax rate.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Deferred tax assets:
Net operating tax loss carryforwards	$595	$534
Operating lease liabilities	291	237
Interest carryforwards	263	228
Pension	124	121
Receivables	56	52
Inventory	32	30
Deferred compensation	27	28
Share-based compensation	25	27
Other	74	67
Deferred tax assets before valuation allowances	1,487	1,324
Valuation allowances	(328)	(278)
Total deferred tax assets	1,159	1,046
Deferred tax liabilities:
Goodwill and intangible assets	384	374
Excess tax depreciation and basis differences of assets	286	285
Operating lease assets	282	231
Foreign currency remeasurement losses and currency hedge	1	20
Other	54	36
Total deferred tax liabilities	1,007	946
Total net deferred tax assets	$152	$100

Our deferred tax asset for net operating loss carryforwards as of June 28, 2025 and June 29, 2024 consisted of state and foreign net operating tax loss carryforwards. The state net operating loss carryforwards outstanding as of June 28, 2025 expire in fiscal years 2026 through 2045, with some losses having unlimited carryforward periods. The foreign net operating loss carryforward periods vary by jurisdiction, from 5 years to unlimited.

We assess the recoverability of our deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the company’s analysis, it was concluded that, as of June 28, 2025, a valuation allowance of $328 million should be established against the portion of the deferred tax asset attributable to capital losses, certain state interest, and foreign and U.S. state losses. We will continue to monitor facts and circumstances in the reassessment of the likelihood that these items will be realized.

Uncertain Tax Positions

Our uncertain tax position balance was $43 million in fiscal 2025 and $32 million in fiscal 2024. The gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $17 million as of June 28, 2025 and $12 million as of June 29, 2024. The expense recorded for interest and penalties related to unrecognized tax benefits was not material in any year presented. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

If we were to recognize all unrecognized tax benefits recorded as of June 28, 2025 and June 29, 2024, approximately all of the $43 million and $32 million reserve would reduce the effective tax rate for each year, respectively. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our unrecognized tax positions will increase or decrease in the next twelve months either because our positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various jurisdictions and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. We anticipate an immaterial decrease to the reserve within twelve months as a result of lapse of statutes.

We remain subject to income tax examinations for our U.S. federal income taxes for fiscal 2019 and subsequent tax years. As of June 28, 2025, Sysco’s tax returns in the majority of the state and local and material foreign jurisdictions are no longer subject to audit for the years before 2018.

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

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The effects of the new law are not reflected in the consolidated financial statements as of and for the period ended June 28, 2025 because the legislation was enacted in July. We are currently evaluating the future impact of these tax law changes on our financial statements.

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

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing. A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2030. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of June 28, 2025 totaled approximately $22.4 billion. Minimum amounts committed to by year are as follows:

Amount
(In millions)
2026	$10,566
2027	6,843
2028	4,253
2029	679
2030	93

We have contracts with various third-party service providers to receive information technology services and warehouse management services. The services have been committed for periods up to fiscal 2036 and may be extended. As of June 28, 2025, the total remaining cost of the services over that period is expected to be approximately $184 million. A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources. Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time. If Sysco were to terminate all of the services in fiscal 2026, the estimated termination fees incurred in fiscal 2026 would be approximately $108 million.

21.  BUSINESS SEGMENT INFORMATION

We have combined certain of our operations in three reportable segments. “Other” financial information is attributable to the company’s other operating segments that do not meet the quantitative disclosure thresholds.

•U.S. Foodservice Operations – primarily includes (a) our U.S. Broadline operations, which distribute a full line of food products, including custom-cut meat, seafood, produce, specialty Italian, specialty imports and a wide variety of non-food products and (b) our U.S. Specialty operations, which include our FreshPoint fresh produce distribution business, our Buckhead | Newport Meat & Seafood specialty protein operations, our growing Italian Specialty platform anchored by Greco & Sons, Inc., our Edward Don restaurant equipment and supplies distribution business, our Asian specialty distribution company and a number of other small specialty businesses that are not material to the operations of Sysco;
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

Our chief operating decision maker (CODM) is our chief executive officer, who is responsible for setting the company's strategic direction, managing overall operations, and is the main point of communication between the board of directors and key operational personnel within the organization. The CODM regularly reviews financial results, operating performance, and capital expenditures of our reportable segments. Our CODM uses operating income as a primary measure of segment performance and as a comparison between each of our segments. Operating income is defined as income before interest expense, other expense (income), net, and income taxes. The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to the CODM. The following tables set forth certain financial information for Sysco’s business segments.

	Year Ended Jun. 28, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$56,965	$14,905	$8,410	$1,090	$81,370
Less:
Cost of sales	46,090	11,796	7,748	824	66,458
Operations expense	4,671	1,654	514	134	6,973
Selling, general & administrative expense	2,688	1,018	67	113	3,886
Goodwill impairment	—	—	—	92	92
Total segment operating income	3,516	437	81	(73)	3,961
Global Support Center					(873)
Total operating income					3,088
Interest expense					635
Other expense (income), net					38
Earnings before income taxes					$2,415

	Year Ended Jun. 29, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$55,339	$14,561	$7,768	$1,176	$78,844
Less:
Cost of sales	44,631	11,614	7,151	869	64,265
Operations expense	4,545	1,585	476	141	6,747
Selling, general & administrative expense	2,490	987	69	126	3,672
Total segment operating income	3,673	375	72	40	4,160
Global Support Center					(958)
Total operating income					3,202
Interest expense					607
Other expense (income), net					30
Earnings before income taxes					$2,565

	Year Ended Jul. 1, 2023
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$53,683	$13,560	$7,843	$1,239	$76,325
Less:
Cost of sales	43,324	10,919	7,212	913	62,368
Operations expense	4,352	1,468	504	154	6,478
Selling, general & administrative expense	2,420	859	71	115	3,465
Total segment operating income	3,587	314	56	57	4,014
Global Support Center					(975)
Total operating income					3,039
Interest expense					527
Other expense (income), net					227
Earnings before income taxes					$2,285

	Fiscal Year
	2025	2024	2023
Depreciation and amortization:	(In millions)
U.S. Foodservice Operations	$545	$499	$437
International Foodservice Operations	266	247	218
SYGMA	32	33	32
Other	7	10	8
Total segments	850	789	695
Global Support Center	95	84	81
Total	$945	$873	$776

	Fiscal Year
	2025	2024	2023
Capital Expenditures:	(In millions)
U.S. Foodservice Operations	$394	$366	$389
International Foodservice Operations	275	289	193
SYGMA	25	21	31
Other	33	35	23
Total segments	727	711	636
Global Support Center	179	121	157
Total	$906	$832	$793

	Fiscal Year
	2025	2024	2023
Assets:	(In millions)
U.S. Foodservice Operations	$13,169	$12,505	$11,398
International Foodservice Operations	8,119	7,545	7,433
SYGMA	922	923	840
Other	516	616	644
Total segments	22,726	21,589	20,315
Global Support Center	4,048	3,328	2,506
Total	$26,774	$24,917	$22,821

Information concerning geographic areas is as follows:

	Fiscal Year
	2025	2024	2023
Sales:	(In millions)
United States	$66,073	$63,931	$62,404
Canada	6,113	5,993	5,828
United Kingdom	4,081	3,760	3,340
France	1,714	1,712	1,591
Other	3,389	3,448	3,162
Total	$81,370	$78,844	$76,325
Plant and equipment at cost, less accumulated depreciation:
United States	$4,522	$4,165	$3,721
United Kingdom	515	369	298
Canada	372	364	335
France	345	308	300
Other	330	291	261
Total	$6,084	$5,497	$4,915
Operating lease right-of-use assets, net:
United States	$603	$487	$338
United Kingdom	227	194	197
Canada	89	88	28
Sweden	58	32	37
France	56	59	65
Other	98	63	67
Total	$1,131	$923	$732

The sales mix for the principal product categories by segment is disclosed in Note 3, “Revenue.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Sysco’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended June 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Insider Trading Arrangements and Policies

During the quarter ended June 28, 2025, no director or executive officer of Sysco adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each term as defined in Item 408(a) of Regulation S-K).

Item 9C.  Disclosure Reporting Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. See also “Part I, Item 1. Business - Information about our Executive Officers” of this Form 10-K.

Insider Trading Arrangements and Procedures

The company has adopted the Securities Trading Policy (the Trading Policy) reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the company. The Trading Policy applies to all directors, officers and employees of the company (including its subsidiaries), and other covered persons.

A copy of the Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.8	—
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

10.2#	—	Amendment No. 1, dated June 11, 2024, to the Credit Agreement among Sysco Corporation, Bank of America, N.A., as administrative agent and certain lenders and guarantors party thereto.

10.3#	—
Amendment No. 2, dated June 4, 2025, to Credit Agreement among Sysco Corporation, Sysco Global Holdings B. V., Sysco Canada, Inc., Sysco EU II S.À R.L., Bank of America, N.A., as administrative agent and certain lenders and guarantors party thereto.

10.4	—
Form of Amended and Restated Commercial Paper Dealer Agreement, dated as of September 2, 2022, by and between Sysco Corporation, as Issuer, and the applicable Dealer party thereto, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.5	—
Amended and Restated Issuing and Paying Agent Agreement, dated as of September 2, 2022, by and between U.S. Bank Trust Company, National Association, as Issuing and Paying Agent, and Sysco Corporation, as Issuer, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.6	—
Issuing and Paying Agency Agreement dated April 30, 2020 between Brake Bros. Limited, as Issuer, and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 28, 2020 filed on May 6, 2020 (File No. 1-6544).

10.7	—
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

10.10†	—
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

10.12†	—
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

10.18†	—
2016-1 Amendment to the Amended and Restated Sysco Corporation Management Savings Plan, adopted effective November 15, 2016, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2016 filed on February 7, 2017 (File No. 1-6544).

10.19†	—
Amendment 2018-1 to the Sysco Corporation Management Savings Plan, adopted effective January 1, 2018, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.20†	—
Amendment 2018-2 to the Sysco Corporation Management Savings Plan, adopted effective May 25, 2018, incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended June 30, 2018 filed on August 27, 2018(File No. 1-6544).

10.21†	—
Amendment 2024-1 to the Sysco Corporation Management Savings Plan, adopted effective January 1, 2025, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended December 28, 2024, filed on January 29, 2025 (File No. 1-6544).

10.22†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.23†	—
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

10.25†	—
Form of Stock Option Grant Agreement (Fiscal Year 2017) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended October 1, 2016 filed on November 8, 2016 (File No. 1-6544).

10.26†	—
Form of Stock Option Grant Agreement (Fiscal Year 2018) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 1-6544).

10.27†	—
Form of Stock Option Grant Agreement (Fiscal Year 2019) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 29, 2018 filed on November 6, 2018 (File No. 1-6544).

10.28†	—	Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Annex II to the Sysco Corporation Proxy Statement filed October 5, 2018 (File No. 1-6544).

10.29†	—
Sysco Corporation Annual Incentive Program (AIP) for Fiscal Year 2025 adopted July 31, 2024, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 28, 2024 filed on October 30, 2024 (File No. 1-6544)

10.30†	—
Form of Stock Option Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended June 29, 2019 filed on August 26, 2019(File No. 1-6544).

10.31†	—
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
Form of Stock Option Grant Agreement (Fiscal Year 2025) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 28, 2024 filed on October 30, 2024 (File No. 1-6544).

10.36†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2024) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.37†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2025) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 28, 2024 filed on October 30, 2024 (File No. 1-6544).

10.38†	—
Form of Performance Share Unit Grant Agreement – Retention Award for Thomas R. Peck Jr. dated February 26, 2025, pursuant to the Sysco 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 29, 2025 filed on April 30, 2025 (File No. 1-6544).

10.39†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2023) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended October 1, 2022 filed on November 2, 2022 (File No. 1-6544).

10.40†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2024) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.41†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2025) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 28, 2024 filed on October 30, 2024 (File No. 1-6544).

10.42†	—
Form of Sysco Protective Covenants Agreement for Executive Vice Presidents and Senior Vice Presidents, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.43†	—
Form of Restricted Stock Award Agreement for Directors (2024) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 28, 2024 filed on January 29, 2025 (File No. 1-6544).

10.44†	—
Form of Restricted Stock Award Agreement for Directors (2024) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan), incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 28, 2024 filed on January 29, 2025 (File No. 1-6544).

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

10.51†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.52†	—
Description of Compensation Arrangements with Non-Employee Directors, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 28, 2024 filed on January 29, 2025 (File No. 1-6544).

10.53†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to the Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.54†	—	Form of Severance Letter Agreement for Executive Vice Presidents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.55†	—
Form of Severance Letter Agreement for Senior Vice Presidents, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 31, 2022 filed on February 1, 2023 (File No. 1-6544).

10.56†	—
Letter Agreement, dated as of January 10, 2020, by and between Kevin P. Hourican and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 16, 2020 (File No. 1-6544).

10.57†	—
Letter Agreement, dated as of November 23, 2020, by and between Thomas R. Peck, Jr. and Sysco Corporation, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.58†	—
Letter Agreement, dated as of February 28, 2023, by and between Kenny Cheung and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended April 1, 2023 filed on May 2, 2023 (File No. 1-6544).

19.1	—	Sysco Corporation Securities Trading Policy, incorporated by reference to Exhibit 19.1 to the Form 10-K for the year ended June 29, 2024 filed on August 28 2024 (File No. 1-6544).

21.1#	—	Subsidiaries of the Registrant.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	—
Sysco Corporation Executive Officer Incentive Payment Clawback Policy incorporated by reference to Exhibit 97.1 to the Form 10-K for the year ended June 29, 2024 filed on August 28 2024 (File No. 1-6544).

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of August 2025.

SYSCO CORPORATION
By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ KEVIN P. HOURICAN	Chair of the Board and Chief Executive Officer
Kevin P. Hourican	(principal executive officer)

/s/ KENNY K. CHEUNG	Executive Vice President, Chief Financial Officer
Kenny K. Cheung	(principal financial officer)

/s/ JENNIFER L. JOHNSON	Senior Vice President, Chief Accounting Officer
Jennifer L. Johnson	(principal accounting officer)

DIRECTORS:

/s/ DANIEL J. BRUTTO	/s/ JOHN M. HINSHAW
Daniel J. Brutto	John M. Hinshaw

/s/ FRANCESCA DeBIASE	/s/ KEVIN P. HOURICAN
Francesca DeBiase	Kevin P. Hourican

/s/ ALI DIBADJ	/s/ ALISON KENNEY PAUL
Ali Dibadj	Alison Kenney Paul

/s/ LARRY C. GLASSCOCK	/s/ ROBERTO MARQUES
Larry C. Glasscock	Roberto Marques

/s/ JILL M. GOLDER	/s/ SHEILA G. TALTON
Jill M. Golder	Sheila G. Talton

/s/ BRADLEY M. HALVERSON
Bradley M. Halverson