Form 10-Q
period 2025-09-27
SYSCO CORP
filed 2025-10-29
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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

478,861,056 shares of common stock were outstanding as of October 10, 2025.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Sep. 27, 2025	Jun. 28, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$844	$1,071
Accounts receivable, less allowances of $46 and $17	5,800	5,502
Inventories	5,377	5,053
Prepaid expenses and other current assets	387	338
Income tax receivable	4	4
Total current assets	12,412	11,968
Plant and equipment at cost, less accumulated depreciation	5,936	6,084
Other long-term assets
Goodwill	5,190	5,231
Intangibles, less amortization	1,043	1,080
Deferred income taxes	490	497
Operating lease right-of-use assets, net	1,172	1,131
Other assets	801	783
Total other long-term assets	8,696	8,722
Total assets	$27,044	$26,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,492	$6,512
Accrued expenses	2,166	2,268
Accrued income taxes	117	51
Current operating lease liabilities	141	136
Current maturities of long-term debt	1,894	949
Total current liabilities	10,810	9,916
Long-term liabilities
Long-term debt	11,459	12,360
Deferred income taxes	351	345
Long-term operating lease liabilities	1,087	1,049
Other long-term liabilities	1,226	1,247
Total long-term liabilities	14,123	15,001
Noncontrolling interest	44	27
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765	765
Paid-in capital	2,010	1,986
Retained earnings	13,262	13,061
Accumulated other comprehensive loss	(1,129)	(1,098)
Treasury stock at cost, 286,624,506 and 287,678,658 shares	(12,841)	(12,884)
Total shareholders’ equity	2,067	1,830
Total liabilities and shareholders’ equity	$27,044	$26,774
Note: The June 28, 2025 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In millions, except for share and per share data)

	13-Week Period Ended
	Sep. 27, 2025	Sep. 28, 2024
Sales	$21,148	$20,484
Cost of sales	17,247	16,731
Gross profit	3,901	3,753
Operating expenses	3,101	2,945
Operating income	800	808
Interest expense	172	160
Other expense (income), net	28	6
Earnings before income taxes	600	642
Income taxes	124	152
Net earnings	$476	$490

Net earnings:
Basic earnings per share	$0.99	$1.00
Diluted earnings per share	0.99	0.99

Average shares outstanding	478,761,180	492,023,827
Diluted shares outstanding	480,365,666	493,785,973

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	13-Week Period Ended
	Sep. 27, 2025	Sep. 28, 2024
Net earnings	$476	$490
Other comprehensive income (loss):
Foreign currency translation adjustment	(65)	168
Items presented net of tax:
Amortization of cash flow hedges	1	1
Change in net investment hedges	13	(13)
Change in cash flow hedges	10	(14)
Amortization of actuarial loss	5	5
Net actuarial gain and other adjustments arising in current year	4	23
Change in marketable securities	1	3
Total other comprehensive income (loss)	(31)	173
Comprehensive income	$445	$663

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 28, 2025	765,174,900	$765	$1,986	$13,061	$(1,098)	287,678,658	$(12,884)	$1,830
Net earnings				476				476
Other comprehensive income (loss)					(31)			(31)
Dividends declared ($0.54 per common share)				(259)				(259)
Share-based compensation awards			24			(1,054,152)	43	67
Adjustments to redeemable non-controlling interest				(16)				(16)
Balance as of September 27, 2025	765,174,900	$765	$2,010	$13,262	$(1,129)	286,624,506	$(12,841)	$2,067

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2024	765,174,900	$765	$1,908	$12,260	$(1,339)	273,416,685	$(11,734)	$1,860
Net earnings				490				490
Other comprehensive income (loss)					173			173
Dividends declared ($0.51 per common share)				(252)				(252)
Treasury stock purchases						1,460,065	(109)	(109)
Share-based compensation awards			17			(772,402)	28	45
Balance as of September 28, 2024	765,174,900	$765	$1,925	$12,498	$(1,166)	274,104,348	$(11,815)	$2,207

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In millions)

	13-Week Period Ended
	Sep. 27, 2025	Sep. 28, 2024
Cash flows from operating activities:
Net earnings	$476	$490
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	31	30
Depreciation and amortization	233	235
Operating lease asset amortization	37	34
Amortization of debt issuance and other debt-related costs	4	4
Deferred income taxes	(5)	(17)
Provision for losses on receivables	30	21
Other non-cash items	8	(40)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(349)	(427)
Increase in inventories	(335)	(287)
Increase in prepaid expenses and other current assets	(42)	(16)
Increase in accounts payable	82	27
Decrease in accrued expenses	(83)	(128)
Decrease in operating lease liabilities	(49)	(42)
Increase in accrued income taxes	66	140
(Increase) decrease in other assets	(11)	2
(Decrease) increase in other long-term liabilities	(7)	27
Net cash provided by operating activities	86	53
Cash flows from investing activities:
Additions to plant and equipment	(160)	(122)
Proceeds from sales of plant and equipment	24	77
Purchase of marketable securities	—	(12)
Proceeds from sales of marketable securities	7	10
Other investing activities	22	1
Net cash used for investing activities	(107)	(46)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	76	240
Other debt borrowings including senior notes	2	3
Other debt repayments including senior notes	(42)	(44)
Proceeds from stock option exercises	43	29
Stock repurchases	—	(108)
Dividends paid	(259)	(251)
Other financing activities	(15)	—
Net cash used for financing activities	(195)	(131)
Effect of exchange rates on cash, cash equivalents and restricted cash	(6)	13
Net decrease in cash, cash equivalents and restricted cash	(222)	(111)
Cash, cash equivalents and restricted cash at beginning of period	1,349	945
Cash, cash equivalents and restricted cash at end of period	$1,127	$834
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$178	$144
Income taxes, net of refunds	31	26

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025 (our “fiscal 2025 Form 10-K”). Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

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

Our outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Sep. 27, 2025	Jun. 28, 2025
	(In millions)
Financed payment obligations	$111	$93

Accounts Receivable, Less Allowances

We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $1.4 billion and $1.9 billion for the first 13 weeks of fiscal 2026 and 2025, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $206 million and $189 million at September 27, 2025 and June 28, 2025, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.

Supplemental Cash Flow Information

The following table sets forth our reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Sep. 27, 2025	Sep. 28, 2024
	(In millions)
Cash and cash equivalents	$844	$733
Restricted cash (1)	283	101
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,127	$834

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs, as well as cash reserved for a future acquisition. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth our non-cash investing and financing activities:

	Sep. 27, 2025	Sep. 28, 2024
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$26	$105
Assets obtained in exchange for finance lease obligations	11	23

2. NEW ACCOUNTING STANDARDS

Recent Accounting Guidance Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, (our fiscal 2025), and interim periods for our fiscal years beginning after December 15, 2024, (our first quarter of fiscal 2026), and should be applied on a retrospective basis to all periods presented. Sysco adopted ASU 2023-07 related to annual disclosure requirements effective with our fiscal 2025 Form 10-K. The newly required annual disclosures were included in Note 21 - Business Segment Information of the fiscal 2025 Form 10-K. We adopted ASU 2023-07 related to interim disclosure requirements effective with our first quarter fiscal 2026 10-Q filing. See Note 13 included in this Form 10-Q for the additional segment disclosures required as a result of the adoption. Adoption of ASU 2023-07 only impacted our financial statement disclosures, with no impacts to our financial position or results of operations.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard update requires more detailed disclosures related to the types of expenses included within commonly presented income statement captions. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, (our fiscal 2028), and interim reporting periods for our fiscal years beginning after December 15, 2027, (our first quarter of fiscal 2029). Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the effect of adopting ASU 2024-03 on our disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which amends certain aspects of the accounting and disclosure of software costs under ASU 350-40. This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, (our fiscal 2029), and interim reporting periods within those annual reporting periods, (our first quarter of fiscal 2029). Early adoption is permitted. The standard updates may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the effect of adopting ASU 2025-06 on our consolidated financial statements and disclosures.

3. REVENUE

We recognize revenues when our performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.5 billion and $5.1 billion as of September 27, 2025 and June 28, 2025, respectively.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Sep. 27, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$2,935	$624	$607	$—	$4,166
Canned and dry products	2,732	754	260	—	3,746
Frozen fruits, vegetables, bakery and other	2,070	741	326	—	3,137
Dairy products	1,584	462	143	—	2,189
Poultry	1,500	307	287	—	2,094
Fresh produce	1,314	288	75	—	1,677
Paper and disposables	1,065	141	203	12	1,421
Beverage products	418	211	157	21	807
Seafood	588	132	43	—	763
Equipment and smallwares	275	52	6	124	457
Other (1)	299	254	22	116	691
Total Sales	$14,780	$3,966	$2,129	$273	$21,148

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	13-Week Period Ended Sep. 28, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$2,678	$837	$247	$—	$3,762
Fresh and frozen meats	2,607	542	535	—	3,684
Frozen fruits, vegetables, bakery and other	2,037	702	331	—	3,070
Dairy products	1,613	432	124	—	2,169
Poultry	1,512	288	296	—	2,096
Fresh produce	1,345	291	72	—	1,708
Paper and disposables	1,047	139	200	14	1,400
Beverage products	384	187	156	21	748
Seafood	547	113	35	—	695
Equipment and smallwares	310	52	29	122	513
Other (1)	282	211	21	125	639
Total Sales	$14,362	$3,794	$2,046	$282	$20,484

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

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

The following tables present our assets measured at fair value on a recurring basis as of September 27, 2025 and June 28, 2025:

	Assets Measured at Fair Value as of Sep. 27, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$340	$—	$—	$340
Restricted cash	283	—	—	283
Total assets at fair value	$623	$—	$—	$623

	Assets Measured at Fair Value as of Jun. 28, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$466	$—	$—	$466
Restricted cash	277	—	—	277
Total assets at fair value	$743	$—	$—	$743

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of our total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a Level 2 measurement. The fair value of total debt was approximately $13.1 billion as of September 27, 2025 and $12.8 billion as of June 28, 2025, while the carrying value was $13.4 billion as of September 27, 2025 and $13.3 billion as of June 28, 2025.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 13 weeks of fiscal 2026.

The following table presents our available-for-sale marketable securities as of September 27, 2025 and June 28, 2025:

	Sep. 27, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$97	$1	$(1)	$97	$15	$82
Government bonds	29	—	(1)	28	2	26
Total marketable securities	$126	$1	$(2)	$125	$17	$108

	Jun. 28, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$104	$1	$(1)	$104	$15	$89
Government bonds	29	—	(1)	28	—	28
Total marketable securities	$133	$1	$(2)	$132	$15	$117

As of September 27, 2025, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Sep. 27, 2025
(In millions)
Due in one year or less	$17
Due after one year through five years	71
Due after five years	37
Total	$125

There were no significant realized gains or losses in marketable securities in the first 13 weeks of fiscal 2026.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, we do not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. The interest rate swaps are designated as fair value hedges and gains or losses on the hedges impact interest expense within the consolidated statements of income.

Hedging of foreign currency risk

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

Sysco’s operations in Europe have inventory purchases denominated in currencies other than their functional currency, such as the Euro, U.S. dollar, Polish zloty and Danish krone. Accounts payable associated with these inventory purchases give rise to foreign currency exposure between the functional currency of each entity and these currencies. We periodically enter into foreign currency forward swap contracts to sell the applicable entity’s functional currency and buy currencies matching the inventory purchase, which operate as cash flow hedges of the company’s foreign currency-denominated inventory purchases.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel fuel on anticipated future purchases. These swaps are designated as cash flow hedges.

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of September 27, 2025 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500
March 2035	U.S. Dollar	550

Hedging of foreign currency risk
January 2029	Euro	470
September 2030	Canadian Dollar	998

Hedging of fuel risk
Various (September 2025 to April 2027)	Gallons	72

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheets as of September 27, 2025 and June 28, 2025 are as follows:

		Derivative Fair Value
	Balance Sheet location	Sep. 27, 2025	Jun. 28, 2025
		(In millions)
Fair Value Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$3	$—
Interest rate swaps	Other assets	31	31
Interest rate swaps	Accrued expenses	—	1

Cash Flow Hedges:
Fuel swaps	Prepaid expenses and other current assets	$5	$—
Fuel swaps	Other assets	2	—
Fuel swaps	Accrued expenses	1	7
Fuel swaps	Other long-term liabilities	—	2

Net Investment Hedges:
Cross currency swaps	Prepaid expenses and other current assets	$15	$11
Cross currency swaps	Other assets	63	55
Cross currency swaps	Accrued expenses	3	2
Cross currency swaps	Other long-term liabilities	128	134

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	Sep. 27, 2025	Sep. 28, 2024
	(In millions)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$200	$166
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(19)	$(33)
Derivatives designated as hedging instruments	3	25
Cross currency swaps and foreign currency forwards:
Hedged items	$—	$(4)
Derivatives designated as hedging instruments	—	4

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended
	Sep. 27, 2025	Sep. 28, 2024
	(In millions)
Interest expense	$(15)	$(8)
(Increase) decrease in fair value of debt	(4)	(25)
Foreign currency gain (loss)	—	(4)
Hedged items	$(19)	$(37)

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended September 27, 2025 and September 28, 2024, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 27, 2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$13	Operating expense	$1

Derivatives in net investment hedging relationships:
Cross currency contracts	$18	N/A	$—

	13-Week Period Ended Sep. 28, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(19)	Operating expense	$—
Foreign currency contracts	(1)	Cost of sales / Other income	—
Total	$(20)		$—

Derivatives in net investment hedging relationships:
Cross currency contracts	$(18)	N/A	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of September 27, 2025 are as follows:

	Sep. 27, 2025
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(1,073)	$(35)

The carrying amount of hedged liabilities in the consolidated balance sheet as of June 28, 2025 is $1.1 billion.

7. DEBT

On September 5, 2025, Sysco entered into a new long-term revolving credit facility, which replaces the $3.0 billion senior revolving credit facility that was originally entered into on April 29, 2022. The aggregate commitments of the lenders under the new long-term credit agreement are $3.0 billion, with an option to increase such commitments to $4.0 billion. The new facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters, which is consistent with our previous revolving credit facility. The new revolving credit facility expires on September 5, 2030. As of September 27, 2025, there were no borrowings outstanding under this facility.

We have a U.S. commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility noted above. As of September 27, 2025, there were no commercial paper issuances outstanding under this program. We also have a commercial paper program in Europe with borrowings not to exceed €500 million. As of September 27, 2025, there were €290 million (the equivalent of $339 million) in commercial paper issuances outstanding under this program.

The total carrying value of our debt was $13.4 billion as of September 27, 2025 and $13.3 billion as of June 28, 2025. The increase in the carrying value of our debt during the 13-week period ended September 27, 2025 was due to new commercial paper issuances and new leases in support of plant and equipment. In October 2025, Sysco repaid $750 million of matured senior notes that were classified within current maturities of long-term debt as of September 27, 2025.

Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 27, 2025	Sep. 28, 2024
	(In millions, except for share and per share data)
Numerator:
Net earnings	$476	$490
Denominator:
Weighted-average basic shares outstanding	478,761,180	492,023,827
Dilutive effect of share-based awards	1,604,486	1,762,146
Weighted-average diluted shares outstanding	480,365,666	493,785,973
Basic earnings per share	$0.99	$1.00
Diluted earnings per share	$0.99	$0.99

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,718,000 and 3,338,000 for the first 13 weeks of fiscal 2026 and 2025, respectively.

9.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $445 million and $663 million for the first quarter of fiscal 2026 and fiscal 2025, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 27, 2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(65)	$—	$(65)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	13	3	10
Change in net investment hedges	N/A	18	5	13
Total other comprehensive income before reclassification adjustments		31	8	23
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	1	—	1
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss) and other adjustments arising in the current year	Other expense, net	5	1	4
Total other comprehensive income before reclassification adjustments		5	1	4
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities	Other expense (income), net	1	—	1
Total other comprehensive income (loss)		$(20)	$11	$(31)

		13-Week Period Ended Sep. 28, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$168	$—	$168
Hedging instruments:
Other comprehensive income before reclassification adjustments:
Change in cash flow hedges	Operating expenses	(20)	(6)	(14)
Change in net investment hedges	N/A	(18)	(5)	(13)
Total other comprehensive (loss) before reclassification adjustments		(38)	(11)	(27)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2	1	1
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain and other adjustments arising in the current year	Other expense, net	31	8	23
Total other comprehensive income before reclassification adjustments		31	8	23
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities	Other expense (income), net	4	1	3
Total other comprehensive income (loss)		$174	$1	$173

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 27, 2025
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 28, 2025	$(120)	$(59)	$(918)	$(1)	$(1,098)
Equity adjustment from foreign currency translation	(65)	—	—	—	(65)
Amortization of cash flow hedges	—	1	—	—	1
Change in net investment hedges	—	13	—	—	13
Change in cash flow hedges	—	10	—	—	10
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Net actuarial gain and other adjustments arising in the current year	—	—	4	—	4
Change in marketable securities	—	—	—	1	1
Balance as of Sep. 27, 2025	$(185)	$(35)	$(909)	$—	$(1,129)

	13-Week Period Ended Sep. 28, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 29, 2024	$(407)	$(10)	$(917)	$(5)	$(1,339)
Equity adjustment from foreign currency translation	168	—	—	—	168
Amortization of cash flow hedges	—	1	—	—	1
Change in net investment hedges	—	(13)	—	—	(13)
Change in cash flow hedges	—	(14)	—	—	(14)
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Net actuarial gain and other adjustments arising in the current year	—	—	23	—	23
Change in marketable securities	—	—	—	3	3
Balance as of Sep. 28, 2024	$(239)	$(36)	$(889)	$(2)	$(1,166)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 13 weeks of fiscal 2026, options to purchase 721,368 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 13 weeks of fiscal 2026 was $19.53.

In the first 13 weeks of fiscal 2026, employees were granted 451,638 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value is reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 13 weeks of fiscal 2026 was $86.23. The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 13 weeks of fiscal 2026, employees were granted 1,309,048 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 13 weeks of fiscal 2026 was $77.50.

Employee Stock Purchase Plan

Plan participants purchased 287,991 shares of common stock under the ESPP during the first 13 weeks of fiscal 2026. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $12.35 during the first 13 weeks of fiscal 2026. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $31 million and $30 million for the first 13 weeks of fiscal 2026 and fiscal 2025, respectively.

As of September 27, 2025, there was a total of $219 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.18 years.

11.  INCOME TAXES

Effective Tax Rate

For the first quarter of fiscal 2026, the company’s effective tax rate of 20.6% was lower than the company’s 21.0% statutory tax rate primarily as a result of a foreign income tax benefit, equity-based compensation excess tax benefits, and foreign exchange losses, partially offset by state income taxes.

For the first quarter of fiscal 2025, the company’s effective tax rate of 23.7% was higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

Uncertain Tax Positions

As of September 27, 2025, the gross amount of unrecognized tax benefit and related accrued interest was $68 million and $18 million, respectively. It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

Other

The Inflation Reduction Act includes provisions that allow for the transfer of certain federal clean energy tax credits (Transferable Tax Credits). In September 2025, we entered into a contract to purchase approximately $200 million of Transferable Tax Credits which will be applied against our fiscal 2026 federal income taxes.

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

	13-Week Period Ended September 27, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$14,780	$3,966	$2,129	$273	$21,148
Less:
Cost of sales	11,957	3,140	1,959	205	17,261
Operations expense	1,201	446	129	34	1,810
Selling, general & administrative expense	742	266	16	30	1,054
Total segment operating income	880	114	25	4	1,023
Global Support Center					(223)
Total operating income					800
Interest expense					172
Other expense (income), net					28
Earnings before income taxes					$600

	13-Week Period Ended September 28, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$14,362	$3,794	$2,046	$282	$20,484
Less:
Cost of sales	11,615	3,020	1,883	210	16,728
Operations expense	1,202	427	128	34	1,791
Selling, general & administrative expense	637	246	17	29	929
Total segment operating income	908	101	18	9	1,036
Global Support Center					(228)
Total operating income					808
Interest expense					160
Other expense (income), net					6
Earnings before income taxes					$642

	13-Week Period Ended	13-Week Period Ended
	Sep. 27, 2025	Sep. 28, 2024
Depreciation and amortization:	(In millions)
U.S. Foodservice Operations	$139	$130
International Foodservice Operations	62	66
SYGMA	8	8
Other	2	2
Total segments	211	206
Global Support Center	22	29
Total	$233	$235

	13-Week Period Ended	13-Week Period Ended
	Sep. 27, 2025	Sep. 28, 2024
Capital Expenditures:	(In millions)
U.S. Foodservice Operations	$28	$29
International Foodservice Operations	61	42
SYGMA	1	4
Other	6	6
Total segments	96	81
Global Support Center	64	41
Total	$160	$122

	Sep. 27, 2025	Jun. 28, 2025
Assets:	(In millions)
U.S. Foodservice Operations	$13,685	$13,169
International Foodservice Operations	8,268	8,119
SYGMA	923	922
Other	517	516
Total segments	23,393	22,726
Global Support Center	3,651	4,048
Total	$27,044	$26,774

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 28, 2025, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our fiscal 2025 Form 10-K, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

Highlights

Our first quarter of fiscal 2026 results included sales growth of 3.2% as compared to the first quarter of fiscal 2025, driven by increased sales in our U.S. Foodservice Operations, International Foodservice Operations, and SYGMA segments. Our gross profit increased 3.9% compared to the first quarter of fiscal 2025, due to product cost savings driven by strategic sourcing initiatives. Operating income decreased 1.0% compared to the first quarter of fiscal 2025, due to increased restructuring and transformational project costs and acquisition-related costs. We consider these “Certain Item” expenses (as defined below). Excluding Certain Item expenses, adjusted operating income increased 2.9% as compared to the first quarter of fiscal 2025. Our net earnings for the first quarter of fiscal 2026 decreased 2.9% as compared to the first quarter of fiscal 2025. Excluding Certain Item expenses, adjusted net earnings increased by 2.0% as compared to the first quarter of fiscal 2025. See below for a comparison of our fiscal 2026 results to our fiscal 2025 results, both including and excluding Certain Items.

Comparisons of results from the first quarter of fiscal 2026 to the first quarter of fiscal 2025 are presented below:

•Sales:
◦increased 3.2%, or $664 million, to $21.1 billion;
•Operating income:
◦decreased 1.0%, or $8 million, to $800 million;
◦adjusted operating income increased 2.9%, or $25 million, to $898 million;
•Net earnings:
◦decreased 2.9%, or $14 million, to $476 million;
◦adjusted net earnings increased 2.0%, or $11 million, to $551 million;
•Basic earnings per share:
◦decreased 1.0%, or $0.01, to $0.99 per share;
•Diluted earnings per share:
◦unchanged, at $0.99 per share;
◦adjusted diluted earnings per share increased 5.5%, or $0.06, to $1.15 per share;
•EBITDA:
◦decreased 3.1%, or $32 million, to $1.0 billion; and
◦adjusted EBITDA increased 0.1%, or $1 million, to $1.1 billion.

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

The fiscal 2026 and fiscal 2025 items discussed above are collectively referred to as “Certain Items.” The results of our operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our results on a constant currency basis.

Trends

Economic and Industry Trends

Foot traffic to restaurant trends experienced a sequential improvement of 60 basis points for the first quarter of fiscal 2026 as compared to foot traffic to restaurant trends experienced in the fourth quarter of fiscal 2025. Our U.S. Foodservice Operations local case growth trends experienced a sequential improvement of 120 basis points during the same time period, outpacing the industry’s foot traffic improvement trends. The macroeconomic environment was similar in the first quarter of fiscal 2026 as compared to the two prior fiscal quarters, which has continued to adversely impact consumer sentiment. Despite the current macroeconomic landscape, we expect to grow both sales and net earnings per share in fiscal 2026. We believe the food-away-from-home sector is a healthy, long-term growth market, and Sysco is diversified and well positioned as a market leader in food service.

Sales and Gross Profit Trends

Sales increased 3.2% in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. We experienced a 0.1% increase in U.S. Foodservice Operations case volume in the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025. Our volume growth trends were attributable to national case volume increasing 0.7% and local volume decreasing 0.2% in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. Our volume reflects our broadline and specialty businesses. Beginning in fiscal 2026, we are now including volumes from our specialty meat business for all periods presented.

We experienced inflation at a rate of 3.4% in the first quarter of fiscal 2026, at the total enterprise level, primarily driven by inflation in the meat and seafood categories. We continue to manage inflation by successfully passing on cost increases to our customers in a timely manner. Gross margin increased 13 basis points in the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025, primarily due to benefits from our strategic sourcing initiatives.

Operating Expense Trends

Total operating expenses were $3.1 billion in the first quarter of fiscal 2026, a 5.3% increase compared to the first quarter of fiscal 2025. Total adjusted operating expenses were $3.0 billion in the first quarter of fiscal 2026, a 4.3% increase as compared to the first quarter of fiscal 2025. Operating expenses increased primarily due to sales headcount investments, higher incentive compensation, and costs associated with expanded building capacity, including depreciation expense related to new facilities. Adjusted operating expenses were 14.2% of sales during the first quarter of fiscal 2026, which represents a 14-basis point increase as compared to the first quarter of fiscal 2025, as a result of planned investments in higher growth areas of the business with sales headcount, fleet, and building expansions.

Mergers and Acquisitions

In October 2025, we acquired Fairfax Meadow, a leading specialty meat supplier based in the United Kingdom. This acquisition follows our acquisition of Campbells Prime Meat last fiscal year and positions our team in the United Kingdom to achieve additional growth by leveraging additional specialty meat capabilities geographically. This company’s results will be included within International Foodservice Operations and are not expected to be material to our results of operations.

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

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 27, 2025	Sep. 28, 2024
Sales	100.0%	100.0%
Cost of sales	81.6	81.7
Gross profit	18.4	18.3
Operating expenses	14.6	14.4
Operating income	3.8	3.9
Interest expense	0.8	0.8
Other expense (income), net	0.2	—
Earnings before income taxes	2.8	3.1
Income taxes	0.5	0.7
Net earnings	2.3%	2.4%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sep. 27, 2025
Sales	3.2%
Cost of sales	3.1
Gross profit	3.9
Operating expenses	5.3
Operating income	(1.0)
Interest expense	7.5
Other expense (income), net (1)	366.7
Earnings before income taxes	(6.5)
Income taxes	(18.4)
Net earnings	(2.9)%
Basic earnings per share	(1.0)%
Diluted earnings per share	—
Average shares outstanding	(2.7)
Diluted shares outstanding	(2.7)

(1)	Other expense (income), net was expense of $28 million and $6 million in the first quarter of fiscal 2026 and fiscal 2025, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Sep. 27, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$14,780	$3,966	$2,129	$273	$—	$21,148
Sales increase (decrease)	2.9%	4.5%	4.1%	(3.2)%		3.2%
Percentage of total	69.9%	18.8%	10.1%	1.2%		100.0%

Operating income (loss)	$880	$114	$25	$4	$(223)	$800
Operating income (loss) increase (decrease)	(3.1)%	12.9%	38.9%	(55.6)%	(2.2)%	(1.0)%
Percentage of total segments	86.0%	11.1%	2.4%	0.5%		100.0%
Operating income as a percentage of sales	6.0%	2.9%	1.2%	1.5%		3.8%

	13-Week Period Ended Sep. 28, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$14,362	$3,794	$2,046	$282	$—	$20,484
Percentage of total	70.1%	18.5%	10.0%	1.4%		100.0%

Operating income (loss)	$908	$101	$18	$9	$(228)	$808
Percentage of total segments	87.7%	9.7%	1.7%	0.9%		100.0%
Operating income as a percentage of sales	6.3%	2.7%	0.9%	3.2%		3.9%

Based on information in Note 13, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 88.7% of Sysco’s overall sales in the first 13 weeks of fiscal 2026. U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 97.1% of total segment operating income, in the first 13 weeks of fiscal 2026. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 27, 2025	13-Week Period Ended Sep. 28, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$14,780	$14,362	$418	2.9%
Gross profit	2,823	2,747	76	2.8
Operating expenses	1,943	1,839	104	5.7
Operating income	$880	$908	$(28)	(3.1)%

Gross profit	$2,823	$2,747	$76	2.8%
Adjusted operating expenses (Non-GAAP)	1,907	1,822	85	4.7
Adjusted operating income (Non-GAAP)	$916	$925	$(9)	(1.0)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	0.1%	$18
Inflation	2.6	373
Other	0.2	27
Total change in sales	2.9%	$418

(1)	Case volumes increased 0.1% compared to the first quarter of fiscal 2025. This volume increase resulted in a 0.1% increase in the dollar value of sales compared to the first quarter of fiscal 2025.

The sales growth in our U.S. Foodservice Operations was primarily driven by higher inflation. Case volumes from our U.S. Foodservice Operations increased 0.1% in the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025. This includes a 0.7% increase in national case volume, partially offset by a 0.2% decrease in local customer case volume in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025.

Operating Income

The decrease in operating income for the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 was driven by an increase in operating expenses, partially offset by gross profit dollar growth and case volume growth.

Gross profit dollars increased in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025, primarily as a result of improvements in our strategic sourcing initiatives and the effective management of product cost fluctuations. The estimated change in product costs, an internal measure of inflation or deflation, increased in the first quarter of fiscal 2026.

Gross margin, which is gross profit as a percentage of sales, was 19.10% in the first quarter of fiscal 2026, for our U.S. Foodservice Operations, which was a decrease of 3 basis points compared to gross margin of 19.13% in the first quarter of fiscal 2025. This decrease is primarily driven by customer mix, as national case sales volumes outpaced local case sales volumes.

The increase in operating expenses for the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025, was primarily driven by increases in colleague-related costs, bad debt expense, and other miscellaneous costs.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 27, 2025	13-Week Period Ended Sep. 28, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$3,966	$3,794	$172	4.5%
Gross profit	826	774	52	6.7
Operating expenses	712	673	39	5.8
Operating income	$114	$101	$13	12.9%

Gross profit	$826	$774	$52	6.7%
Adjusted operating expenses (Non-GAAP)	679	644	35	5.4
Adjusted operating income (Non-GAAP)	$147	$130	$17	13.1%

Sales on a constant currency basis (Non-GAAP)	$3,875	$3,794	$81	2.1%
Gross profit on a constant currency basis (Non-GAAP)	802	774	28	3.6
Adjusted operating expenses on a constant currency basis (Non-GAAP)	656	644	12	1.9
Adjusted operating income on a constant currency basis (Non-GAAP)	$146	$130	$16	12.3%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	4.5%	$173
Foreign currency	2.4	91
Case volume	0.6	15
Impact of divestiture	(3.4)	(117)
Other	0.4	10
Total change in sales	4.5%	$172

Sales for the first quarter of fiscal 2026 increased 4.5% as compared to the first quarter of fiscal 2025, primarily due to higher inflation, the impact of foreign currency translation, and local case growth. Excluding the impact of the Mexico joint venture, which was divested in the second quarter of fiscal 2025, sales increased 7.9% in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025.

Operating Income

The increase in operating income for the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025, was primarily due to growth in local case volumes and success in our strategic sourcing program, partially offset by increases in operating expenses.

The increase in gross profit dollars in the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025, was primarily attributable to increases in local case volumes and benefits from our strategic sourcing efforts. Local case volumes increased approximately 5% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.

The increase in operating expenses in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 was primarily due to increases in colleague-related costs and the impact of foreign currency translation.

Results of SYGMA and Other Segment

SYGMA segment sales were 4.1% higher in the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025, primarily driven by the growth of new customers. We expect SYGMA’s sales growth rates to moderate in fiscal 2026 as we reach the one-year anniversary mark of fiscal 2025’s substantial customer additions. Operating income increased $7 million in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025, primarily due to the growth of new customers and operating efficiencies.

For the operations that are grouped within Other, operating income decreased $5 million in the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025. The operations of this group primarily consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the first quarter of fiscal 2026 increased $12 million, or 5.3%, as compared to the first quarter of fiscal 2025, primarily due to increases in colleague-related costs and higher incentive compensation, partially offset by decreases in insurance costs.

Included in Global Support Center expenses are Certain Items that totaled $29 million in the first quarter of fiscal 2026, as compared to $19 million in the first quarter of fiscal 2025. Certain Items impacting the first quarter of fiscal 2026 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the first quarter of fiscal 2025 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions.

Interest Expense

Interest expense increased $12 million for the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025. The increase was primarily due to interest on new senior notes that were issued in the third quarter of fiscal 2025.

Other Income and Expense

Other expense increased $22 million for the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025, primarily due to foreign exchange losses incurred in the first quarter of fiscal 2026. We expect other expense to approximate $65 million for fiscal year 2026.

Net Earnings

Net earnings decreased 2.9% in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025, primarily due to the items noted above for operating income, and interest expense, as well as items impacting our income taxes that are discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 2.0% in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025, primarily due to the effective management of product cost fluctuations.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2026 were $0.99, a 1.0% decrease from the comparable prior year period amount of $1.00 per share. Diluted earnings per share in the first quarter of fiscal 2026 were $0.99, unchanged from the comparable prior year period amount of $0.99 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first quarter of fiscal 2026 were $1.15, a 5.5% increase from the comparable prior year amount of $1.09 per share.

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

Sysco has a history of growth through acquisitions and excludes from its non-GAAP financial measures the impact of acquisition-related intangible amortization, acquisition costs and due diligence costs for those acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal year 2026 and fiscal year 2025.

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

	13-Week Period Ended Sep. 27, 2025	13-Week Period Ended Sep. 28, 2024	Change in Dollars	%/bps Change
Sales (GAAP)	$21,148	$20,484	$664	3.2%
Impact of Mexico joint venture sales	—	(117)	117	0.6
Comparable sales excluding Mexico joint venture (Non-GAAP)	$21,148	$20,367	$781	3.8%

Sales (GAAP)	$21,148	$20,484	$664	3.2%
Impact of currency fluctuations (1)	(91)		(91)	(0.4)
Comparable sales using a constant currency basis (Non-GAAP)	$21,057	$20,484	$573	2.8%

Cost of sales (GAAP)	$17,247	$16,731	$516	3.1%

	13-Week Period Ended Sep. 27, 2025	13-Week Period Ended Sep. 28, 2024	Change in Dollars	%/bps Change

Gross profit (GAAP)	$3,901	$3,753	$148	3.9%
Impact of currency fluctuations (1)	(24)		(24)	(0.6)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,877	$3,753	$124	3.3%

Gross margin (GAAP)	18.45%	18.32%		13 bps
Impact of currency fluctuations (1)	(0.04)			-4 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.41%	18.32%		9 bps

Operating expenses (GAAP)	$3,101	$2,945	$156	5.3%
Impact of restructuring and transformational project costs (2)	(56)	(27)	(29)	NM
Impact of acquisition-related costs (3)	(42)	(38)	(4)	(10.5)
Operating expenses adjusted for Certain Items (Non-GAAP)	3,003	2,880	123	4.3
Impact of currency fluctuations (1)	(23)		(23)	(0.8)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,980	$2,880	$100	3.5%

Operating expense as a percentage of sales (GAAP)	14.66%	14.38%		28 bps
Impact of certain item adjustments	(0.46)	(0.32)		-14 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.20%	14.06%		14 bps

Operating income (GAAP)	$800	$808	$(8)	(1.0)%
Impact of restructuring and transformational project costs (2)	56	27	29	NM
Impact of acquisition-related costs (3)	42	38	4	10.5
Operating income adjusted for Certain Items (Non-GAAP)	898	873	25	2.9
Impact of currency fluctuations (1)	(1)		(1)	(0.2)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$897	$873	$24	2.7%

Operating margin (GAAP)	3.78%	3.94%		-16 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.25%	4.26%		-1 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.26%	4.26%		0 bps

Net earnings (GAAP)	$476	$490	$(14)	(2.9)%
Impact of restructuring and transformational project costs (2)	56	27	29	NM
Impact of acquisition-related costs (3)	42	38	4	10.5
Tax impact of restructuring and transformational project costs (4)	(13)	(6)	(7)	NM
Tax impact of acquisition-related costs (4)	(10)	(9)	(1)	(11.1)
Net earnings adjusted for Certain Items (Non-GAAP)	$551	$540	$11	2.0%

Diluted earnings per share (GAAP)	$0.99	$0.99	$—	—%

	13-Week Period Ended Sep. 27, 2025	13-Week Period Ended Sep. 28, 2024	Change in Dollars	%/bps Change
Impact of restructuring and transformational project costs (2)	0.12	0.05	0.07	NM
Impact of acquisition-related costs (3)	0.09	0.08	0.01	12.5
Tax impact of restructuring and transformational project costs (4)	(0.03)	(0.01)	(0.02)	NM
Tax impact of acquisition-related costs (4)	(0.02)	(0.02)	—	—
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$1.15	$1.09	$0.06	5.5%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2026 includes $10 million related to restructuring and severance charges and $46 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2025 includes $4 million related to restructuring and severance charges and $23 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy.

(3)
Fiscal 2026 includes $31 million of intangible amortization expense and $11 million in acquisition and due diligence costs. Fiscal 2025 includes $32 million of intangible amortization expense and $6 million in acquisition and due diligence costs.

(4)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(5)	Individual components of diluted earnings per share may not equal the total presented when added due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM	Represents that the percentage change is not meaningful.

	13-Week Period Ended Sep. 27, 2025	13-Week Period Ended Sep. 28, 2024	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,943	$1,839	$104	5.7%
Impact of restructuring and transformational project costs (1)	(7)	(5)	(2)	(40.0)
Impact of acquisition-related costs (2)	(29)	(12)	(17)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,907	$1,822	$85	4.7%

Operating income (GAAP)	$880	$908	$(28)	(3.1)%
Impact of restructuring and transformational project costs (1)	7	5	2	40.0
Impact of acquisition-related costs (2)	29	12	17	NM
Operating income adjusted for Certain Items (Non-GAAP)	$916	$925	$(9)	(1.0)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,966	$3,794	$172	4.5%
Impact of Mexico joint venture sales	—	(117)	117	3.4
Comparable sales excluding Mexico joint venture (Non-GAAP)	$3,966	$3,677	$289	7.9%

Sales (GAAP)	$3,966	$3,794	$172	4.5%
Impact of currency fluctuations (3)	(91)		(91)	(2.4)
Comparable sales using a constant currency basis (Non-GAAP)	$3,875	$3,794	$81	2.1%

Gross profit (GAAP)	$826	$774	$52	6.7%
Impact of currency fluctuations (3)	(24)		(24)	(3.1)
Comparable gross profit using a constant currency basis (Non-GAAP)	$802	$774	$28	3.6%

Gross margin (GAAP)	20.83%	20.40%		43 bps
Impact of currency fluctuations (3)	(0.13)			-13 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.70%	20.40%		30 bps

Operating expenses (GAAP)	$712	$673	$39	5.8%
Impact of restructuring and transformational project costs (4)	(23)	(12)	(11)	(91.7)
Impact of acquisition-related costs (5)	(10)	(17)	7	41.2
Operating expenses adjusted for Certain Items (Non-GAAP)	679	644	35	5.4
Impact of currency fluctuations (3)	(23)		(23)	(3.5)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$656	$644	$12	1.9%

Operating income (GAAP)	$114	$101	$13	12.9%
Impact of restructuring and transformational project costs (4)	23	12	11	91.7
Impact of acquisition-related costs (5)	10	17	(7)	(41.2)
Operating income adjusted for Certain Items (Non-GAAP)	147	130	17	13.1
Impact of currency fluctuations (3)	(1)		(1)	(0.8)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$146	$130	$16	12.3%

SYGMA
Operating expenses (GAAP)	$145	$145	$—	—%
Operating income (GAAP)	25	18	7	38.9

OTHER
Operating expenses (GAAP)	$64	$63	$1	1.6%
Operating income (GAAP)	4	9	(5)	(55.6)

	13-Week Period Ended Sep. 27, 2025	13-Week Period Ended Sep. 28, 2024	Change in Dollars	%/bps Change

GLOBAL SUPPORT CENTER
Gross profit (loss) (GAAP)	$14	$(3)	$17	NM

Operating expenses (GAAP)	$237	$225	$12	5.3%
Impact of restructuring and transformational project costs (6)	(26)	(10)	(16)	NM
Impact of acquisition-related costs (7)	(3)	(9)	6	66.7
Operating expenses adjusted for Certain Items (Non-GAAP)	$208	$206	$2	1.0%

Operating loss (GAAP)	$(223)	$(228)	$5	2.2%
Impact of restructuring and transformational project costs (6)	26	10	16	NM
Impact of acquisition-related costs (7)	3	9	(6)	(66.7)
Operating loss adjusted for Certain Items (Non-GAAP)	$(194)	$(209)	$15	7.2%

(1)	Primarily represents severance and transformation initiative costs.
(2)	Fiscal 2026 and fiscal 2025 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation costs primarily in Europe.
(5)	Primarily represents intangible amortization expense and acquisition costs.
(6)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(7)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA should not be used as a substitute for the most comparable GAAP measure in assessing Sysco’s overall financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2025 Form 10-K for discussions regarding this non-GAAP performance metric. Set forth below is a reconciliation of actual net earnings to EBITDA and to adjusted EBITDA results for the periods presented (dollars in millions):

	13-Week Period Ended Sep. 27, 2025	13-Week Period Ended Sep. 28, 2024	Change in Dollars	% Change
Net earnings (GAAP)	$476	$490	$(14)	(2.9)%
Interest (GAAP)	172	160	12	7.5
Income taxes (GAAP)	124	152	(28)	(18.4)
Depreciation and amortization (GAAP)	233	235	(2)	(0.9)
EBITDA (Non-GAAP)	$1,005	$1,037	$(32)	(3.1)%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	$54	$26	$28	NM
Impact of acquisition-related costs (2)	11	6	5	83.3
EBITDA adjusted for Certain Items (Non-GAAP) (3)	$1,070	$1,069	$1	0.1%
Other expense (income), net	28	6	22	NM
Depreciation and amortization, as adjusted (Non-GAAP) (4)	(200)	(202)	2	1.0
Operating income adjusted for Certain Items (Non-GAAP)	$898	$873	$25	2.9%

(1)
Fiscal 2026 and fiscal 2025 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2026 and fiscal 2025 include acquisition and due diligence costs.
(3)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $6 million and $7 million or non-cash stock compensation expense of $31 million and $30 million in fiscal 2026 and fiscal 2025, respectively.

(4)
Fiscal 2026 includes $233 million in GAAP depreciation and amortization expense, less $33 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2025 includes $235 million in GAAP depreciation and amortization expense, less $33 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

We produced negative free cash flow of $50 million in the first 13 weeks of fiscal 2026, as compared to positive free cash flow of $8 million in the first 13 weeks of fiscal 2025. The decrease in free cash flow is attributable to a decrease in proceeds from sales of plant and equipment and an increase in capital expenditures, partially offset by an increase in cash provided by operating activities. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 13 weeks of fiscal 2026 to the first 13 weeks of fiscal 2025 are provided.

	13-Week Period Ended Sep. 27, 2025	13-Week Period Ended Sep. 28, 2024
Source of cash (use of cash)	(In millions)
Net cash provided by operating activities (GAAP)	$86	$53
Additions to plant and equipment	(160)	(122)
Proceeds from sales of plant and equipment	24	77
Free Cash Flow (Non-GAAP) (1)	$(50)	$8

Debt borrowings (repayments), net	$36	$199
Stock repurchases	—	(108)
Dividends paid	(259)	(251)

(1)
Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2025 Form 10-K for discussions regarding this non-GAAP performance metric.

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. As of September 27, 2025, we had $844 million in cash and cash equivalents, approximately 70% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow. Due to our strong financial position, we believe we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. The remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper programs and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $86 million in cash flows from operations in the first 13 weeks of fiscal 2026, compared to cash flows from operations of $53 million in the first 13 weeks of fiscal 2025. In the first 13 weeks of fiscal 2026, these amounts included year-over-year favorable comparisons on working capital of $85 million due to favorable comparisons on accounts receivable and accounts payable, partially offset by an unfavorable comparison in inventory. Accrued expenses also had a favorable comparison, primarily related to lower payments of accrued incentive compensation in the first 13 weeks of fiscal 2026 in comparison to the first 13 weeks of fiscal 2025. Income tax payments negatively impacted cash flows from operations, as estimated payments made in the first 13 weeks of fiscal 2026 were higher compared to the first 13 weeks of fiscal 2025.

Investing Activities

Our capital expenditures in the first 13 weeks of fiscal 2026 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 13 weeks of fiscal 2026 were $38 million higher than in the first 13 weeks of fiscal 2025, primarily due to timing of capital spending. Proceeds from sales of plant and equipment were $24 million in the first 13 weeks of fiscal 2026, as compared to $77 million in the first 13 weeks of fiscal 2025.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $43 million in the first 13 weeks of fiscal 2026, as compared to $29 million in the first 13 weeks of fiscal 2025. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased no shares during the first 13 weeks of fiscal 2026. As of September 27, 2025, we had a remaining authorization of approximately $1.5 billion. We repurchased no additional shares under our authorization from the end of our fiscal first quarter through October 10, 2025.

Dividends paid in the first 13 weeks of fiscal 2026 were $259 million, or $0.54 per share, as compared to $251 million, or $0.51 per share, in the first 13 weeks of fiscal 2025. In August 2025, we declared our regular quarterly dividend for the first quarter of fiscal 2026 of $0.54 per share, which was paid in October 2025.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 7, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of September 27, 2025 are also disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of September 27, 2025, Sysco had a total of $11.8 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2025 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Sep. 27, 2025	Jun. 28, 2025
	(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$384	$377
Current assets	6,348	6,015
Total current assets	$6,732	$6,392
Notes receivable from non-obligor subsidiaries	$62	$20
Other noncurrent assets	5,266	5,211
Total noncurrent assets	$5,328	$5,231

LIABILITIES
Payables due to non-obligor subsidiaries	$55	$61
Other current liabilities	4,166	3,214
Total current liabilities	$4,221	$3,275
Notes payable to non-obligor subsidiaries	$405	$334
Long-term debt	10,898	11,890
Other noncurrent liabilities	1,634	1,538
Total noncurrent liabilities	$12,937	$13,762

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	13-Week Period Ended Sep. 27, 2025
(In millions)
Sales	$12,921
Gross profit	2,314
Operating income	615
Interest expense from non-obligor subsidiaries	35
Net earnings	401

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial position and results of operations. These require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting estimates and this related disclosure. Our most critical accounting estimates pertain to goodwill and intangible assets, income taxes and company-sponsored pension plans, which are described in Item 7 of our fiscal 2025 Form 10-K.

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

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this Form 10-Q and those discussed in Item 1A of our fiscal 2025 Form 10-K:

•the risk that if sales from our locally managed customers do not grow at the same rate as sales from multi-unit customers, our gross margins may decline;
•the risk that economic uncertainties can negatively impact consumer confidence and negatively impact foot traffic to restaurants;
•periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability generally, and our inability to predict inflation over the long term;
•the risk that our efforts to modify truck routing in order to reduce outbound transportation costs may be unsuccessful;
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

In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Form 10-Q, our fiscal 2025 Form 10-K and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our fiscal 2025 Form 10-K. There have been no significant changes to our market risks since June 28, 2025.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 27, 2025, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of our risk factors, see the section entitled “Risk Factors” in our fiscal 2025 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We made the following share repurchases during the first quarter of fiscal 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
June 29 - July 26	—	$—	—	—
Month #2
July 27 - August 23	2,502	79.87	—	—
Month #3
August 24 - September 27	1,641	82.51	—	—
Totals	4,143	$80.92	—	—

(1)	The total number of shares purchased includes 0, 2,502, and 1,641 shares tendered by individuals in connection with stock option exercises Month #1, Month #2 and Month #3, respectively.
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

We repurchased no shares during the first 13 weeks of fiscal 2026. As of September 27, 2025, we had a remaining authorization of approximately $1.5 billion. We repurchased no additional shares under our authorization from the end of our fiscal first quarter through October 10, 2025.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Insider Trading Arrangements and Policies

The table below shows the trading plans or other arrangements adopted or terminated during the quarter ended September 27, 2025 providing for the purchase and/or sale of Sysco securities by Sysco’s directors and Section 16 officers:

Name	Title	Action	Date	Trading Arrangement		Number of Securities Covered	Expiration Date (3)
				Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Greg D. Bertrand	Executive Vice President, Global Chief Operating Officer	Adopt	August 18, 2025	X		59,891 shares to be sold	September 30, 2026
Ronald L. Phillips	Executive Vice President, Chief Human Resources Officer	Adopt	September 4, 2025	X		27,223 shares to be sold	December 4, 2026

(1)	Intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).
(2)	Non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
(3)	Each Plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the Plan have been executed; or (iii) such date the Plan is otherwise terminated according to its terms.

Item 6.  Exhibits

The exhibits listed on the Exhibit Index below are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—
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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated June 20, 2024, incorporated by reference to Exhibit 4.4 to the Form S-8 filed on December 6, 2024 (File No. 1-6544).

10.1	—
Credit Agreement, dated September 5, 2025, among Sysco Corporation, Sysco Canada, Inc., Sysco Global Holdings B.V., Bank of America, N.A., as Administrative Agent, and certain lenders and guarantors party thereto, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on September 8, 2025 (File No. 1-6544).

10.2†#	—	Sysco Corporation Annual Incentive Program (AIP) for Fiscal Year 2026 adopted effective July 31, 2025.

10.3†#	—	Form of Stock Option Grant Agreement (Fiscal Year 2026) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.4†#	—	Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2026) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.5†#	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2026) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: October 28, 2025	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and
Chief Executive Officer

Date: October 28, 2025	By:	/s/ KENNY K. CHEUNG
Kenny K. Cheung
Executive Vice President,
Chief Financial Officer

Date: October 28, 2025	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President,
Chief Accounting Officer