Form 10-Q
period 2025-12-27
SYSCO CORP
filed 2026-01-28
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
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

478,930,649 shares of common stock were outstanding as of January 9, 2026.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Dec. 27, 2025	Jun. 28, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,222	$1,071
Accounts receivable, less allowances of $68 and $17	5,563	5,502
Inventories	5,260	5,053
Prepaid expenses and other current assets	368	338
Income tax receivable	4	4
Total current assets	12,417	11,968
Plant and equipment at cost, less accumulated depreciation	5,931	6,084
Other long-term assets
Goodwill	5,282	5,231
Intangibles, less amortization	1,045	1,080
Deferred income taxes	495	497
Operating lease right-of-use assets, net	1,327	1,131
Other assets	684	783
Total other long-term assets	8,833	8,722
Total assets	$27,181	$26,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,954	$6,512
Accrued expenses	2,309	2,268
Accrued income taxes	29	51
Current operating lease liabilities	143	136
Current maturities of long-term debt	1,150	949
Total current liabilities	9,585	9,916
Long-term liabilities
Long-term debt	12,440	12,360
Deferred income taxes	351	345
Long-term operating lease liabilities	1,236	1,049
Other long-term liabilities	1,231	1,247
Total long-term liabilities	15,258	15,001
Noncontrolling interest	55	27
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765	765
Paid-in capital	2,048	1,986
Retained earnings	13,383	13,061
Accumulated other comprehensive loss	(1,088)	(1,098)
Treasury stock at cost, 286,247,800 and 287,678,658 shares	(12,825)	(12,884)
Total shareholders’ equity	2,283	1,830
Total liabilities and shareholders’ equity	$27,181	$26,774
Note: The June 28, 2025 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In millions, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024	Dec. 27, 2025	Dec. 28, 2024
Sales	$20,762	$20,151	$41,910	$40,634
Cost of sales	16,970	16,501	34,217	33,231
Gross profit	3,792	3,650	7,693	7,403
Operating expenses	3,100	2,938	6,200	5,884
Operating income	692	712	1,493	1,519
Interest expense	173	160	344	319
Other expense (income), net	9	19	38	25
Earnings before income taxes	510	533	1,111	1,175
Income taxes	121	127	245	279
Net earnings	$389	$406	$866	$896

Net earnings:
Basic earnings per share	$0.81	$0.83	$1.81	$1.82
Diluted earnings per share	0.81	0.82	1.80	1.82

Average shares outstanding	479,346,303	490,698,567	479,053,693	491,361,199
Diluted shares outstanding	480,662,627	492,803,849	480,514,099	493,294,914

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024	Dec. 27, 2025	Dec. 28, 2024
Net earnings	$389	$406	$866	$896
Other comprehensive income (loss):
Foreign currency translation adjustment	53	(257)	(12)	(89)
Items presented net of tax:
Currency translation adjustment as a result of disposition of a foreign subsidiary	—	2	—	2
Amortization of cash flow hedges	1	2	2	3
Change in net investment hedges	(8)	16	5	3
Change in cash flow hedges	(11)	6	(1)	(8)
Change in excluded components of fair value hedge	—	(2)	—	(2)
Amortization of actuarial loss	6	5	11	10
Net actuarial gain and other adjustments arising in current year	—	—	4	23
Change in marketable securities	—	(2)	1	1
Total other comprehensive income (loss)	41	(230)	10	(57)
Comprehensive income	$430	$176	$876	$839

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except for share data)

Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 27, 2025	765,174,900	$765	$2,010	$13,262	$(1,129)	286,624,506	$(12,841)	$2,067
Net earnings				389				389
Other comprehensive income (loss)					41			41
Dividends declared ($0.54 per common share)				(260)				(260)
Share-based compensation awards			38			(376,706)	16	54
Adjustments to redeemable non-controlling interest				(8)				(8)
Balance as of December 27, 2025	765,174,900	$765	$2,048	$13,383	$(1,088)	286,247,800	$(12,825)	$2,283

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of September 28, 2024	765,174,900	$765	$1,925	$12,498	$(1,166)	274,104,348	$(11,815)	$2,207
Net earnings				406				406
Other comprehensive income (loss)					(230)			(230)
Dividends declared ($0.51 per common share)				(251)				(251)
Treasury stock purchases						2,489,576	(191)	(191)
Share-based compensation awards			40			(887,378)	37	77
Adjustments to redeemable non-controlling interest				(4)				(4)
Balance as of December 28, 2024	765,174,900	$765	$1,965	$12,649	$(1,396)	275,706,546	$(11,969)	$2,014

See Notes to Consolidated Financial Statements

Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 28, 2025	765,174,900	$765	$1,986	$13,061	$(1,098)	287,678,658	$(12,884)	$1,830
Net earnings				866				866
Other comprehensive income (loss)					10			10
Dividends declared ($1.08 per common share)				(519)				(519)
Share-based compensation awards			62			(1,430,858)	59	121
Adjustments to redeemable non-controlling interest				(25)				(25)
Balance as of December 27, 2025	765,174,900	$765	$2,048	$13,383	$(1,088)	286,247,800	$(12,825)	$2,283

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2024	765,174,900	$765	$1,908	$12,260	$(1,339)	273,416,685	$(11,734)	$1,860
Net earnings				896				896
Other comprehensive loss					(57)			(57)
Dividends declared ($1.02 per common share)				(503)				(503)
Treasury stock purchases						3,949,641	(300)	(300)
Share-based compensation awards			57			(1,659,780)	65	122
Adjustments to redeemable non-controlling interest				(4)				(4)
Balance as of December 28, 2024	765,174,900	$765	$1,965	$12,649	$(1,396)	275,706,546	$(11,969)	$2,014

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In millions)

	26-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024
Cash flows from operating activities:
Net earnings	$866	$896
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	64	60
Depreciation and amortization	473	473
Operating lease asset amortization	74	68
Amortization of debt issuance and other debt-related costs	7	8
Deferred income taxes	(13)	(22)
Provision for losses on receivables	45	57
Other non-cash items	(35)	(88)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(101)	(83)
Increase in inventories	(188)	(394)
Increase in prepaid expenses and other current assets	(28)	(3)
Decrease in accounts payable	(454)	(410)
Increase (decrease) in accrued expenses	39	(17)
Decrease in operating lease liabilities	(106)	(88)
(Decrease) increase in accrued income taxes	(22)	10
Increase in other assets	(15)	(5)
Increase in other long-term liabilities	5	36
Net cash provided by operating activities	611	498
Cash flows from investing activities:
Additions to plant and equipment	(300)	(333)
Proceeds from sales of plant and equipment	102	166
Acquisition of businesses, net of cash acquired	(133)	(40)
Purchase of marketable securities	—	(16)
Proceeds from sales of marketable securities	8	13
Other investing activities	23	6
Net cash used for investing activities	(300)	(204)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	1,051	459
Other debt borrowings including senior notes	2	3
Other debt repayments including senior notes	(830)	(91)
Proceeds from stock option exercises	60	67
Stock repurchases	—	(300)
Dividends paid	(518)	(503)
Other financing activities	(27)	—
Net cash used for financing activities	(262)	(365)
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	50	(90)
Cash, cash equivalents and restricted cash at beginning of period	1,349	945
Cash, cash equivalents and restricted cash at end of period	$1,399	$855
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$351	$322
Income taxes, net of refunds (1)	253	285

(1)
Cash paid for income taxes, net for the 26 weeks ended December 27, 2025 and December 28, 2024 includes $137 million and $190 million, respectively, of cash paid for the purchase of federal tax credits.

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

Our outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Dec. 27, 2025	Jun. 28, 2025
	(In millions)
Financed payment obligations	$85	$93

Accounts Receivable, Less Allowances

We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $1.6 billion and $2.2 billion for the second quarter of fiscal 2026 and 2025, respectively, and $3.0 billion and $4.1 billion for the first 26 weeks of fiscal 2026 and 2025, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $205 million and $189 million at December 27, 2025 and June 28, 2025, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.

Supplemental Cash Flow Information

The following table sets forth our reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Dec. 27, 2025	Dec. 28, 2024
	(In millions)
Cash and cash equivalents	$1,222	$793
Restricted cash (1)	177	62
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,399	$855

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth our non-cash investing and financing activities:

	Dec. 27, 2025	Dec. 28, 2024
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$78	$204
Assets obtained in exchange for finance lease obligations	23	38

2. NEW ACCOUNTING STANDARDS

Recent Accounting Guidance Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, (our fiscal 2025), and interim periods for our fiscal years beginning after December 15, 2024, (our first quarter of fiscal 2026), and should be applied on a retrospective basis to all periods presented. Sysco adopted ASU 2023-07 related to annual disclosure requirements effective with our fiscal 2025 Form 10-K. The newly required annual disclosures were included in Note 21 - Business Segment Information of the fiscal 2025 Form 10-K. We adopted ASU 2023-07 related to interim disclosure requirements effective with our first quarter fiscal 2026 10-Q filing. See Note 14 included in this Form 10-Q for the additional segment disclosures required as a result of the adoption. Adoption of ASU 2023-07 only impacted our financial statement disclosures, with no impacts to our financial position or results of operations.

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

3. REVENUE

We recognize revenues when our performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.2 billion and $5.1 billion as of December 27, 2025 and June 28, 2025, respectively.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Dec. 27, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$2,978	$669	$630	$—	$4,277
Canned and dry products	2,667	758	247	—	3,672
Frozen fruits, vegetables, bakery and other	2,070	752	337	—	3,159
Dairy products	1,464	443	133	—	2,040
Poultry	1,346	314	282	—	1,942
Fresh produce	1,322	281	72	—	1,675
Paper and disposables	1,029	131	197	11	1,368
Beverage products	390	203	153	19	765
Seafood	542	118	46	—	706
Equipment and smallwares	286	66	7	117	476
Other (1)	289	264	22	107	682
Total Sales	$14,383	$3,999	$2,126	$254	$20,762

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	13-Week Period Ended Dec. 28, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$2,649	$547	$574	$—	$3,770
Canned and dry products	2,595	793	250	—	3,638
Frozen fruits, vegetables, bakery and other	2,037	704	355	—	3,096
Dairy products	1,584	412	153	—	2,149
Poultry	1,438	288	290	—	2,016
Fresh produce	1,330	275	74	—	1,679
Paper and disposables	1,009	130	201	13	1,353
Beverage products	362	181	156	20	719
Seafood	500	104	36	—	640
Equipment and smallwares	267	54	6	121	448
Other (1)	273	240	21	109	643
Total Sales	$14,044	$3,728	$2,116	$263	$20,151

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	26-Week Period Ended Dec. 27, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$5,913	$1,293	$1,237	$—	$8,443
Canned and dry products	5,399	1,511	508	—	7,418
Frozen fruits, vegetables, bakery and other	4,140	1,493	664	—	6,297
Dairy products	3,048	904	275	—	4,227
Poultry	2,846	620	569	—	4,035
Fresh produce	2,636	569	147	—	3,352
Paper and disposables	2,094	272	400	23	2,789
Beverage products	809	415	310	40	1,574
Seafood	1,129	251	88	—	1,468
Equipment and smallwares	561	119	13	241	934
Other (1)	588	518	44	223	1,373
Total Sales	$29,163	$7,965	$4,255	$527	$41,910

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	26-Week Period Ended Dec. 28, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$5,256	$1,089	$1,108	$—	$7,453
Canned and dry products	5,273	1,630	497	—	7,400
Frozen fruits, vegetables, bakery and other	4,074	1,405	686	—	6,165
Dairy products	3,197	844	277	—	4,318
Poultry	2,950	576	586	—	4,112
Fresh produce	2,676	566	146	—	3,388
Paper and disposables	2,056	269	401	26	2,752
Beverage products	746	368	312	41	1,467
Seafood	1,047	217	71	—	1,335
Equipment and smallwares	576	105	35	243	959
Other (1)	555	452	43	235	1,285
Total Sales	$28,406	$7,521	$4,162	$545	$40,634

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

4.  ACQUISITIONS

During the first 26 weeks of fiscal 2026, the company paid cash of $133 million for the acquisitions of Fairfax Meadow and Ginsberg’s Foods.

In certain circumstances, purchase price allocations may be based upon preliminary estimates and assumptions. Accordingly, allocations are subject to revision until Sysco receives final information and completes its analysis during the measurement period. This includes finalizing the valuation of acquired tangible and intangible assets and related tax attributes.

Sysco’s operations within the United Kingdom will undergo a rebranding initiative, rebranding the Brakes® brand and other smaller brands, as “Sysco GB.” This rebranding initiative will take approximately two years and will result in Sysco amortizing previously indefinite-lived intangible assets on a straight-line basis over this two-year period. Amortization expense for these intangible assets over the remainder of fiscal 2026 is expected to be $29 million, $49 million in fiscal 2027 and $25 million in fiscal 2028.

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

The following tables present our assets measured at fair value on a recurring basis as of December 27, 2025 and June 28, 2025:

	Assets Measured at Fair Value as of Dec. 27, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$562	$—	$—	$562
Restricted cash	177	—	—	177
Total assets at fair value	$739	$—	$—	$739

	Assets Measured at Fair Value as of Jun. 28, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$466	$—	$—	$466
Restricted cash	277	—	—	277
Total assets at fair value	$743	$—	$—	$743

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of our total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a Level 2 measurement. The fair value of total debt was approximately $13.3 billion as of December 27, 2025 and $12.8 billion as of June 28, 2025, while the carrying value was $13.6 billion as of December 27, 2025 and $13.3 billion as of June 28, 2025.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 26 weeks of fiscal 2026.

The following table presents our available-for-sale marketable securities as of December 27, 2025 and June 28, 2025:

	Dec. 27, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$96	$2	$(1)	$97	$18	$79
Government bonds	29	—	(1)	28	2	26
Total marketable securities	$125	$2	$(2)	$125	$20	$105

	Jun. 28, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$104	$1	$(1)	$104	$15	$89
Government bonds	29	—	(1)	28	—	28
Total marketable securities	$133	$1	$(2)	$132	$15	$117

As of December 27, 2025, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Dec. 27, 2025
(In millions)
Due in one year or less	$20
Due after one year through five years	68
Due after five years	37
Total	$125

There were no significant realized gains or losses in marketable securities in the first 26 weeks of fiscal 2026.

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

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of December 27, 2025 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500
March 2035	U.S. Dollar	550

Hedging of foreign currency risk
January 2029	Euro	470
September 2030	Canadian Dollar	998

Hedging of fuel risk
Various (December 2025 to October 2027)	Gallons	77

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheets as of December 27, 2025 and June 28, 2025 are as follows:

		Derivative Fair Value
	Balance Sheet location	Dec. 27, 2025	Jun. 28, 2025
		(In millions)
Fair Value Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$4	$—
Interest rate swaps	Other assets	27	31
Interest rate swaps	Accrued expenses	—	1

Cash Flow Hedges:
Fuel swaps	Accrued expenses	$8	$7
Fuel swaps	Other long-term liabilities	2	2

Net Investment Hedges:
Cross currency swaps	Prepaid expenses and other current assets	$11	$11
Cross currency swaps	Other assets	53	55
Cross currency swaps	Accrued expenses	2	2
Cross currency swaps	Other long-term liabilities	125	134

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024	Dec. 27, 2025	Dec. 28, 2024
	(In millions)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$182	$179	$382	$344
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(11)	$26	$(30)	$(6)
Derivatives designated as hedging instruments	(4)	(32)	(1)	(8)
Cross currency swaps and foreign currency forwards:
Hedged items	$—	$5	$—	$2
Derivatives designated as hedging instruments	—	(6)	—	(2)

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024	Dec. 27, 2025	Dec. 28, 2024
	(In millions)
Interest expense	$(15)	$(8)	$(30)	$(15)
(Increase) decrease in fair value of debt	4	34	—	9
Foreign currency gain (loss)	—	5	—	2
Hedged items	$(11)	$31	$(30)	$(4)

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended December 27, 2025 and December 28, 2024, presented on a pretax basis, are as follows:

	13-Week Period Ended Dec. 27, 2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(16)	Operating expense	$(1)

Derivatives in net investment hedging relationships:
Cross currency contracts	$(11)	N/A	$—

	13-Week Period Ended Dec. 28, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$7	Operating expense	$3

Derivatives in net investment hedging relationships:
Cross currency contracts	$22	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(2)	Other expense (income)	$—

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 26-week periods ended December 27, 2025 and December 28, 2024, presented on a pretax basis, are as follows:

	26-Week Period Ended Dec. 27, 2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(3)	Operating expense	$—

Derivatives in net investment hedging relationships:
Cross currency contracts	$7	N/A	$—

	26-Week Period Ended Dec. 28, 2024
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(11)	Operating expense	$5
Foreign currency contracts	(1)	Cost of sales / Other income	—
Total	$(12)		$5

Derivatives in net investment hedging relationships:
Cross currency contracts	$4	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(2)	Other expense (income)	$—
The location and carrying amount of hedged liabilities in the consolidated balance sheet as of December 27, 2025 are as follows:

	Dec. 27, 2025
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(1,069)	$(30)

The carrying amount of hedged liabilities in the consolidated balance sheet as of June 28, 2025 is $1.1 billion.

8. DEBT

On September 5, 2025, Sysco entered into a new long-term revolving credit facility, which replaces the $3.0 billion senior revolving credit facility that was originally entered into on April 29, 2022. The aggregate commitments of the lenders under the new long-term credit agreement are $3.0 billion, with an option to increase such commitments to $4.0 billion. The new facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters, which is consistent with our previous revolving credit facility. The new revolving credit facility expires on September 5, 2030. As of December 27, 2025, there were no borrowings outstanding under this facility.

We have a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility noted above. As of December 27, 2025, there were $795 million in U.S. commercial paper issuances outstanding under this program. We also have commercial paper issuances outstanding under this program in Europe. In December 2025, Sysco entered into an agreement to increase the maximum allowable principal amount of the commercial paper issuances in Europe, with borrowings not to exceed €750 million. As of December 27, 2025, there were €440 million (the equivalent of $518 million) in commercial paper issuances outstanding in Europe.

The total carrying value of our debt was $13.6 billion as of December 27, 2025 and $13.3 billion as of June 28, 2025. The increase in the carrying value of our debt during the 26-week period ended December 27, 2025 was due to new commercial paper issuances, partially offset by a senior note that matured in October 2025.

Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024	Dec. 27, 2025	Dec. 28, 2024
	(In millions, except for share and per share data)		(In millions, except for share and per share data)
Numerator:
Net earnings	$389	$406	$866	$896
Denominator:
Weighted-average basic shares outstanding	479,346,303	490,698,567	479,053,693	491,361,199
Dilutive effect of share-based awards	1,316,324	2,105,282	1,460,406	1,933,715
Weighted-average diluted shares outstanding	480,662,627	492,803,849	480,514,099	493,294,914
Basic earnings per share	$0.81	$0.83	$1.81	$1.82
Diluted earnings per share	$0.81	$0.82	$1.80	$1.82

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,503,000 and 3,161,000 for the second quarter of fiscal 2026 and 2025, respectively, and approximately 2,611,000 and 3,249,000 for the first 26 weeks of fiscal 2026 and fiscal 2025, respectively.

10.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $430 million and $176 million for the second quarter of fiscal 2026 and fiscal 2025, respectively. Comprehensive income was $876 million and $839 million for the first 26 weeks of fiscal 2026 and 2025, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 27, 2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$53	$—	$53
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	(15)	(4)	(11)
Change in net investment hedges	N/A	(11)	(3)	(8)
Total other comprehensive income before reclassification adjustments		(26)	(7)	(19)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	1	—	1
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	8	2	6
Total reclassification adjustments		8	2	6
Total other comprehensive income (loss)		$36	$(5)	$41

		13-Week Period Ended Dec. 28, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(257)	$—	$(257)
Currency translation adjustment as a result of disposition of a foreign subsidiary	Operating expense	2	—	2
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	(2)	—	(2)
Change in cash flow hedges	Operating expenses	7	1	6
Change in net investment hedges	N/A	22	6	16
Total other comprehensive income before reclassification adjustments		27	7	20
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2	—	2
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities	N/A	(3)	(1)	(2)
Total other comprehensive income (loss)		$(222)	$8	$(230)

		26-Week Period Ended Dec. 27, 2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(12)	$—	$(12)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	(2)	(1)	(1)
Change in net investment hedges	N/A	7	2	5
Total other comprehensive (loss) before reclassification adjustments		5	1	4
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2	—	2
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain arising in the current year		5	1	4
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	15	4	11
Total reclassification adjustments		15	4	11
Marketable securities:
Change in marketable securities	Other expense (income), net	1	—	1
Total other comprehensive income (loss)		$16	$6	$10

		26-Week Period Ended Dec. 28, 2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(89)	$—	$(89)
Currency translation adjustment as a result of disposition of a foreign subsidiary	Operating expense	2	—	2
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	(2)	—	(2)
Change in cash flow hedges	Operating expense	(13)	(5)	(8)
Change in net investment hedges	N/A	4	1	3
Total other comprehensive (loss) before reclassification adjustments		(11)	(4)	(7)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	4	1	3
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain arising in the current year		31	8	23
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	14	4	10
Total reclassification adjustments		14	4	10
Marketable securities:
Change in marketable securities	N/A	1	—	1
Total other comprehensive income (loss)		$(48)	$9	$(57)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Dec. 27, 2025
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Sep. 27, 2025	$(185)	$(35)	$(909)	$—	$(1,129)
Equity adjustment from foreign currency translation	53	—	—	—	53
Amortization of cash flow hedges	—	1	—	—	1
Change in net investment hedges	—	(8)	—	—	(8)
Change in cash flow hedges	—	(11)	—	—	(11)
Amortization of unrecognized net actuarial losses	—	—	6	—	6
Balance as of Dec. 27, 2025	$(132)	$(53)	$(903)	$—	$(1,088)

	13-Week Period Ended Dec. 28, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Sep. 28, 2024	$(239)	$(36)	$(889)	$(2)	$(1,166)
Equity adjustment from foreign currency translation	(257)	—	—	—	(257)
Currency translation adjustment as a result of disposition of a foreign subsidiary	2	—	—	—	2
Amortization of cash flow hedges	—	2	—	—	2
Change in net investment hedges	—	16	—	—	16
Change in cash flow hedges	—	6	—	—	6
Change in excluded component of fair value hedge	—	(2)	—	—	(2)
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Change in marketable securities	—	—	—	(2)	(2)
Balance as of Dec. 28, 2024	$(494)	$(14)	$(884)	$(4)	$(1,396)

	26-Week Period Ended Dec. 27, 2025
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 28, 2025	$(120)	$(59)	$(918)	$(1)	$(1,098)
Equity adjustment from foreign currency translation	(12)	—	—	—	(12)
Amortization of cash flow hedges	—	2	—	—	2
Change in net investment hedges	—	5	—	—	5
Change in cash flow hedges	—	(1)	—	—	(1)
Amortization of unrecognized net actuarial losses	—	—	11	—	11
Net actuarial loss arising in the current year	—	—	4	—	4
Change in marketable securities	—	—	—	1	1
Balance as of Dec. 27, 2025	$(132)	$(53)	$(903)	$—	$(1,088)

	26-Week Period Ended Dec. 28, 2024
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 29, 2024	$(407)	$(10)	$(917)	$(5)	$(1,339)
Equity adjustment from foreign currency translation	(89)	—	—	—	(89)
Currency translation adjustment as a result of disposition of a foreign subsidiary	2	—	—	—	2
Amortization of cash flow hedges	—	3	—	—	3
Change in net investment hedges	—	3	—	—	3
Change in cash flow hedges	—	(8)	—	—	(8)
Change in excluded component of fair value hedge	—	(2)	—	—	(2)
Amortization of unrecognized net actuarial losses	—	—	10	—	10
Net actuarial gain arising in the current year	—	—	23	—	23
Change in marketable securities	—	—	—	1	1
Balance as of Dec. 28, 2024	$(494)	$(14)	$(884)	$(4)	$(1,396)

11.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 26 weeks of fiscal 2026, options to purchase 724,780 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2026 was $19.53.

In the first 26 weeks of fiscal 2026, employees were granted 456,430 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value is reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 26 weeks of fiscal 2026 was $86.23. The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 26 weeks of fiscal 2026, employees were granted 1,335,474 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 26 weeks of fiscal 2026 was $77.48.

Employee Stock Purchase Plan

Plan participants purchased 541,312 shares of common stock under the ESPP during the first 26 weeks of fiscal 2026. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.74 during the first 26 weeks of fiscal 2026. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $64 million and $60 million for the first 26 weeks of fiscal 2026 and fiscal 2025, respectively.

As of December 27, 2025, there was a total of $188 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.00 years.

12.  INCOME TAXES

Effective Tax Rate

The effective tax rates for the second quarter and first 26 weeks of fiscal 2026 were 23.8% and 22.1%, respectively. These rates were higher than the company’s 21.0% statutory tax rate primarily due to the impact of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

The effective tax rate for both the second quarter and first 26 weeks of fiscal 2025 was 23.8%. This rate is higher than the company’s 21.0% statutory tax rate primarily due to the impact of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

Uncertain Tax Positions

As of December 27, 2025, the gross amount of unrecognized tax benefit and related accrued interest was $68 million and $19 million, respectively. It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

	13-Week Period Ended December 27, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$14,383	$3,999	$2,126	$254	$20,762
Less:
Cost of sales	11,663	3,167	1,963	188	16,981
Operations expense	1,188	448	127	30	1,793
Selling, general & administrative expense	712	267	15	30	1,024
Total segment operating income	820	117	21	6	964
Global Support Center					(272)
Total operating income					692
Interest expense					173
Other expense (income), net					9
Earnings before income taxes					$510

	13-Week Period Ended December 28, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$14,044	$3,728	$2,116	$263	$20,151
Less:
Cost of sales	11,390	2,968	1,953	198	16,509
Operations expense	1,167	411	128	32	1,738
Selling, general & administrative expense	653	254	16	29	952
Total segment operating income	834	95	19	4	952
Global Support Center					(240)
Total operating income					712
Interest expense					160
Other expense (income), net					19
Earnings before income taxes					$533

	26-Week Period Ended December 27, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$29,163	$7,965	$4,255	$527	$41,910
Less:
Cost of sales	23,620	6,307	3,922	393	34,242
Operations expense	2,389	893	256	64	3,602
Selling, general & administrative expense	1,454	533	31	60	2,078
Total segment operating income	1,700	232	46	10	1,988
Global Support Center					(495)
Total operating income					1,493
Interest expense					344
Other expense (income), net					38
Earnings before income taxes					$1,111

	26-Week Period Ended December 28, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$28,406	$7,521	$4,162	$545	$40,634
Less:
Cost of sales	23,005	5,987	3,836	408	33,236
Operations expense	2,369	838	256	67	3,530
Selling, general & administrative expense	1,290	500	33	58	1,881
Total segment operating income	1,742	196	37	12	1,987
Global Support Center					(468)
Total operating income					1,519
Interest expense					319
Other expense (income), net					25
Earnings before income taxes					$1,175

	13-Week Period Ended	13-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024
Depreciation and amortization:	(In millions)
U.S. Foodservice Operations	$139	$143
International Foodservice Operations	67	66
SYGMA	7	9
Other	1	2
Total segments	214	220
Global Support Center	26	18
Total	$240	$238

	26-Week Period Ended	26-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024
Depreciation and amortization:	(In millions)
U.S. Foodservice Operations	$278	$273
International Foodservice Operations	129	132
SYGMA	15	17
Other	3	4
Total segments	425	426
Global Support Center	48	47
Total	$473	$473

	13-Week Period Ended	13-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024
Capital Expenditures:	(In millions)
U.S. Foodservice Operations	$53	$119
International Foodservice Operations	48	48
SYGMA	2	6
Other	6	10
Total segments	109	183
Global Support Center	31	28
Total	$140	$211

	26-Week Period Ended	26-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024
Capital Expenditures:	(In millions)
U.S. Foodservice Operations	$81	$148
International Foodservice Operations	109	90
SYGMA	3	10
Other	12	16
Total segments	205	264
Global Support Center	95	69
Total	$300	$333

	Dec. 27, 2025	Jun. 28, 2025
Assets:	(In millions)
U.S. Foodservice Operations	$13,318	$13,169
International Foodservice Operations	8,435	8,119
SYGMA	924	922
Other	517	516
Total segments	23,194	22,726
Global Support Center	3,987	4,048
Total	$27,181	$26,774

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

Highlights

Our second quarter of fiscal 2026 results included sales growth of 3.0% as compared to the second quarter of fiscal 2025, driven by increased sales in our U.S. Foodservice Operations, International Foodservice Operations, and SYGMA segments. Our gross profit increased 3.9% compared to the second quarter of fiscal 2025, due to our strategic sourcing efforts and effective management of product cost inflation. Operating income decreased 2.8% compared to the second quarter of fiscal 2025, due to increased restructuring and transformational project costs and acquisition-related costs. We consider these “Certain Item” expenses (as defined below). Excluding Certain Item expenses, adjusted operating income increased 3.1% as compared to the second quarter of fiscal 2025. Our net earnings for the second quarter of fiscal 2026 decreased 4.2% as compared to the second quarter of fiscal 2025. Excluding Certain Item expenses, adjusted net earnings increased by 3.9% as compared to the second quarter of fiscal 2025. See below for a comparison of our fiscal 2026 results to our fiscal 2025 results, both including and excluding Certain Items.

Comparisons of results from the second quarter of fiscal 2026 to the second quarter of fiscal 2025 are presented below:

•Sales:
◦increased 3.0%, or $611 million, to $20.8 billion;
•Operating income:
◦decreased 2.8%, or $20 million, to $692 million;
◦adjusted operating income increased 3.1%, or $24 million, to $807 million;
•Net earnings:
◦decreased 4.2%, or $17 million, to $389 million;
◦adjusted net earnings increased 3.9%, or $18 million, to $476 million;
•Basic earnings per share:
◦decreased 2.4%, or $0.02, to $0.81 per share;
•Diluted earnings per share:
◦decreased 1.2% or $0.01, to $0.81 per share;
◦adjusted diluted earnings per share increased 6.5%, or $0.06, to $0.99 per share;
•EBITDA:
◦decreased 0.9%, or $8 million, to $923 million; and
◦adjusted EBITDA increased 3.3%, or $32 million, to $1.0 billion.

Comparisons of results from the first 26 weeks of fiscal 2026 to the first 26 weeks of fiscal 2025 are presented below:

•Sales:
◦increased 3.1%, or $1.3 billion, to $41.9 billion;
•Operating income:
◦decreased 1.7%, or $26 million, to $1.5 billion;
◦adjusted operating income increased 3.1%, or $51 million, to $1.7 billion;
•Net earnings:
◦decreased 3.3%, or $30 million, to $866 million;
◦adjusted net earnings increased 3.1%, or $31 million, to $1.0 billion;
•Basic earnings per share:
◦decreased 0.5%, or $0.01, to $1.81 per share;
•Diluted earnings per share:
◦decreased 1.1% , or $0.02 to $1.80 per share;
◦adjusted diluted earnings per share increased 5.9%, or $0.12, to $2.14 per share;
•EBITDA:
◦decreased 2.0%, or $39 million, to $1.9 billion; and
◦adjusted EBITDA increased 1.7%, or $34 million, to $2.1 billion.

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

Trends

Economic and Industry Trends

Foot traffic to restaurant trends experienced a sequential decline of 230 basis points for the second quarter of fiscal 2026 as compared to foot traffic to restaurant trends experienced in the first quarter of fiscal 2026. Our U.S. Foodservice Operations local case growth trends experienced a sequential improvement of 140 basis points during the same time period, despite the industry’s foot traffic trends. The macroeconomic environment was similar in the second quarter of fiscal 2026 as compared to the three prior fiscal quarters, which has continued to adversely impact consumer sentiment. Despite the current macroeconomic landscape, we expect to grow our sales in fiscal 2026. We believe the food-away-from-home sector is a healthy, long-term growth market, and Sysco is diversified and well positioned as a market leader in food service.

Sales and Gross Profit Trends

Sales increased 3.0% and 3.1% in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. We experienced a 0.8% and 0.4% increase in U.S. Foodservice Operations case volume in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. Our volume growth trends were attributable to local case volume increasing 1.2% and 0.5% in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. Our local case volumes have improved due to an increase in new customers, a reduction in lost customers, and improved productivity of our sales consultants. National case volume increased 0.4% and 0.6% in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. Our volume reflects our broadline and specialty businesses. Beginning in fiscal 2026, we are now including volumes from our specialty meat business for all periods presented. We expect our volume growth trends to continue in the second half of fiscal 2026 due to improved productivity of our sales consultants.

We experienced inflation at a rate of 2.9% in the second quarter of fiscal 2026, at the total enterprise level, primarily driven by inflation in the meat and seafood categories. We continue to address inflation by successfully managing through cost increases in a timely manner. Gross margin increased 15 and 14 basis points in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025, primarily due to benefits from our strategic sourcing initiatives and the effective management of product cost inflation.

Operating Expense Trends

Total operating expenses were $3.1 billion and $6.2 billion in the second quarter and first 26 weeks of fiscal 2026, a 5.5% and 5.4% increase compared to the second quarter and first 26 weeks of fiscal 2025, respectively. Total adjusted operating expenses were $3.0 billion and $6.0 billion in the second quarter and first 26 weeks of fiscal 2026, a 4.1% and 4.2% increase compared to the second quarter and first 26 weeks of fiscal 2025, respectively. Operating expenses increased primarily due to sales headcount investments, a decrease in gains on sale leaseback transactions, higher incentive compensation, increased acquisition-related costs, and increased costs associated with expanded building capacity, partially offset by decreases in insurance costs. Adjusted operating expenses were 14.4% and 14.3% of sales during the second quarter and first 26 weeks of fiscal 2026, which represents a 15 and 14 basis point increase as compared to the second quarter and first 26 weeks of fiscal 2025, respectively, as a result of sales headcount investments, a decrease in gains on sale leaseback transactions, higher incentive compensation, and increased costs associated with expanded building capacity in higher growth areas of the business, partially offset by decreases in insurance costs.

Amortization Expense Trends

Sysco’s operations within the United Kingdom, located within the International Foodservice Operations segment, initiated a rebranding effort in the second quarter of fiscal 2026 to transition the Brakes® brand and other smaller brands to “Sysco GB.” This rebranding initiative will take approximately two years to complete and will result in Sysco amortizing previously indefinite-lived intangible assets on a straight-line basis over this two-year period. The rebranding is expected to result in approximately $100 million of additional amortization expense over two years, including approximately $29 million for the remainder of fiscal 2026. This amortization expense will be treated as a Certain Item, similar to how we have treated amortization expense on other previously acquired intangible assets.

Mergers and Acquisitions

In October 2025, we acquired Fairfax Meadow, a leading specialty meat supplier based in the United Kingdom. This acquisition follows our acquisition of Campbells Prime Meat last fiscal year and positions our team in the United Kingdom to achieve additional growth by leveraging additional specialty meat capabilities geographically. This company’s results are included within International Foodservice Operations and were not material to our results for the second quarter and first 26 weeks of fiscal 2026.

In December 2025, we acquired Ginsberg’s Foods, a broadline distributor servicing restaurants, schools, and healthcare facilities across eastern New York and neighboring states. This acquisition opens opportunities to new customers while creating procurement efficiencies through Sysco buying programs and expanded access to Sysco brand products. This company’s results are included within U.S. Foodservice Operations and were not material to our results for the second quarter and first 26 weeks of fiscal 2026.

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

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2025	Dec. 28, 2024	Dec. 27, 2025	Dec. 28, 2024
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.7	81.9	81.6	81.8
Gross profit	18.3	18.1	18.4	18.2
Operating expenses	15.0	14.6	14.8	14.5
Operating income	3.3	3.5	3.6	3.7
Interest expense	0.8	0.8	0.8	0.8
Other expense (income), net	—	0.1	0.1	—
Earnings before income taxes	2.5	2.6	2.7	2.9
Income taxes	0.6	0.6	0.6	0.7
Net earnings	1.9%	2.0%	2.1%	2.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
	Dec. 27, 2025	Dec. 27, 2025
Sales	3.0%	3.1%
Cost of sales	2.8	3.0
Gross profit	3.9	3.9
Operating expenses	5.5	5.4
Operating income	(2.8)	(1.7)
Interest expense	8.1	7.8
Other expense (income), net (1) (2)	(52.6)	52.0
Earnings before income taxes	(4.3)	(5.4)
Income taxes	(4.7)	(12.2)
Net earnings	(4.2)%	(3.3)%
Basic earnings per share	(2.4)%	(0.5)%
Diluted earnings per share	(1.2)	(1.1)
Average shares outstanding	(2.3)	(2.5)
Diluted shares outstanding	(2.5)	(2.6)

(1)	Other expense (income), net was expense of $9 million and $19 million in the second quarter of fiscal 2026 and fiscal 2025, respectively.
(2)	Other expense (income), net was expense of $38 million and $25 million in the first 26 weeks of fiscal 2026 and fiscal 2025, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Dec. 27, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$14,383	$3,999	$2,126	$254	$—	$20,762
Sales increase (decrease)	2.4%	7.3%	0.5%	(3.4)%		3.0%
Percentage of total	69.3%	19.3%	10.2%	1.2%		100.0%

Operating income (loss)	$820	$117	$21	$6	$(272)	$692
Operating income (loss) increase (decrease)	(1.7)%	23.2%	10.5%	50.0%	13.3%	(2.8)%
Percentage of total segments	85.1%	12.1%	2.2%	0.6%		100.0%
Operating income as a percentage of sales	5.7%	2.9%	1.0%	2.4%		3.3%

	13-Week Period Ended Dec. 28, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$14,044	$3,728	$2,116	$263	$—	$20,151
Percentage of total	69.7%	18.5%	10.5%	1.3%		100.0%

Operating income (loss)	$834	$95	$19	$4	$(240)	$712
Percentage of total segments	87.6%	10.0%	2.0%	0.4%		100.0%
Operating income as a percentage of sales	5.9%	2.5%	0.9%	1.5%		3.5%

	26-Week Period Ended Dec. 27, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$29,163	$7,965	$4,255	$527	$—	$41,910
Sales increase (decrease)	2.7%	5.9%	2.2%	(3.3)%		3.1%
Percentage of total	69.6%	19.0%	10.2%	1.2%		100.0%

Operating income (loss)	$1,700	$232	$46	$10	$(495)	$1,493
Operating income (loss) increase (decrease)	(2.4)%	18.4%	24.3%	(16.7)%	5.8%	(1.7)%
Percentage of total segments	85.6%	11.7%	2.3%	0.5%		100.0%
Operating income as a percentage of sales	5.8%	2.9%	1.1%	1.9%		3.6%

	26-Week Period Ended Dec. 28, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$28,406	$7,521	$4,162	$545	$—	$40,634
Percentage of total	69.9%	18.5%	10.2%	1.4%		100.0%

Operating income (loss)	$1,742	$196	$37	$12	$(468)	$1,519
Percentage of total segments	87.6%	9.9%	1.9%	0.6%		100.0%
Operating income as a percentage of sales	6.1%	2.6%	0.9%	2.2%		3.7%

Based on information in Note 14, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 88.6% of Sysco’s overall sales in both the second quarter and first 26 weeks of fiscal 2026, respectively. U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 97.2% and 97.3% of total segment operating income, in the second quarter and first 26 weeks of fiscal 2026, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 27, 2025	13-Week Period Ended Dec. 28, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$14,383	$14,044	$339	2.4%
Gross profit	2,720	2,654	66	2.5
Operating expenses	1,900	1,820	80	4.4
Operating income	$820	$834	$(14)	(1.7)%

Gross profit	$2,720	$2,654	$66	2.5%
Adjusted operating expenses (Non-GAAP)	1,868	1,795	73	4.1
Adjusted operating income (Non-GAAP)	$852	$859	$(7)	(0.8)%

	26-Week Period Ended Dec. 27, 2025	26-Week Period Ended Dec. 28, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$29,163	$28,406	$757	2.7%
Gross profit	5,543	5,401	142	2.6
Operating expenses	3,843	3,659	184	5.0
Operating income	$1,700	$1,742	$(42)	(2.4)%

Gross profit	$5,543	$5,401	$142	2.6%
Adjusted operating expenses (Non-GAAP)	3,775	3,616	159	4.4
Adjusted operating income (Non-GAAP)	$1,768	$1,785	$(17)	(1.0)%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume (1)	0.8%	$110	0.4%	$123
Inflation	1.5	215	2.1	589
Other	0.1	14	0.2	45
Total change in sales	2.4%	$339	2.7%	$757

(1)
Case volumes increased 0.8% and 0.4% compared to the second quarter and first 26 weeks of fiscal 2025, respectively. This volume increase resulted in a 0.8% and 0.4% increase in the dollar value of sales compared to the second quarter and first 26 weeks of fiscal 2025, respectively.

The sales growth in our U.S. Foodservice Operations was primarily driven by higher inflation. Case volumes from our U.S. Foodservice Operations increased 0.8% and 0.4% in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. The growth in case volumes was attributable to local case volumes increasing 1.2% and 0.5% in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. National case volumes increased 0.4% and 0.6% in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025.

Operating Income

The decrease in operating income for the second quarter and first 26 weeks of fiscal 2026 as compared to the second quarter and first 26 weeks of fiscal 2025 was driven by an increase in operating expenses, partially offset by gross profit dollar growth and case volume growth.

Gross profit dollars increased in the second quarter and first 26 weeks of fiscal 2026 as compared to the second quarter and first 26 weeks of fiscal 2025, primarily as a result of improvements in our strategic sourcing initiatives and the effective management of product cost fluctuations. The estimated change in product costs, an internal measure of inflation or deflation, increased in the second quarter and first 26 weeks of fiscal 2026. Gross margin, which is gross profit as a percentage of sales, was 18.91% and 19.01% in the second quarter and first 26 weeks of fiscal 2026, respectively, for our U.S. Foodservice Operations, which was an increase of 1 basis point compared to gross margin of 18.90% in the second quarter of fiscal 2025, and unchanged compared to a gross margin of 19.01% in the first 26 weeks of fiscal 2025. The improvement in the second quarter of fiscal 2026 is attributable to customer mix, as local case volume growth outpaced national case volume growth.

The increase in operating expenses for the second quarter and first 26 weeks of fiscal 2026, as compared to the second quarter and first 26 weeks of fiscal 2025, was primarily driven by increases in colleague-related costs, which is inclusive of incentive compensation, costs associated with investments in sales headcount and building expansions, and a decrease in gains on sale leaseback transactions.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 27, 2025	13-Week Period Ended Dec. 28, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$3,999	$3,728	$271	7.3%
Gross profit	832	760	72	9.5
Operating expenses	715	665	50	7.5
Operating income	$117	$95	$22	23.2%

Gross profit	$832	$760	$72	9.5%
Adjusted operating expenses (Non-GAAP)	670	631	39	6.2
Adjusted operating income (Non-GAAP)	$162	$129	$33	25.6%

Sales on a constant currency basis (Non-GAAP)	$3,862	$3,728	$134	3.6%
Gross profit on a constant currency basis (Non-GAAP)	798	760	38	5.0
Adjusted operating expenses on a constant currency basis (Non-GAAP)	641	631	10	1.6
Adjusted operating income on a constant currency basis (Non-GAAP)	$157	$129	$28	21.7%

	26-Week Period Ended Dec. 27, 2025	26-Week Period Ended Dec. 28, 2024	Change in Dollars	% Change
	(Dollars in millions)
Sales	$7,965	$7,521	$444	5.9%
Gross profit	1,658	1,534	124	8.1
Operating expenses	1,426	1,338	88	6.6
Operating income	$232	$196	$36	18.4%

Gross profit	$1,658	$1,534	$124	8.1%
Adjusted operating expenses (Non-GAAP)	1,349	1,275	74	5.8
Adjusted operating income (Non-GAAP)	$309	$259	$50	19.3%

Sales on a constant currency basis (Non-GAAP)	$7,736	$7,521	$215	2.9%
Gross profit on a constant currency basis (Non-GAAP)	1,601	1,534	67	4.4
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,297	1,275	22	1.7
Adjusted operating income on a constant currency basis (Non-GAAP)	$304	$259	$45	17.4%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	4.0%	$150	4.3%	$323
Foreign currency	3.7	137	3.0	229
Case volume	1.0	39	0.7	51
Impact of divestiture	(2.4)	(90)	(2.8)	(207)
Other	1.0	35	0.7	48
Total change in sales	7.3%	$271	5.9%	$444

Sales for the second quarter of fiscal 2026 increased 7.3% as compared to the second quarter of fiscal 2025. Sales for the first 26 weeks of fiscal 2026 increased 5.9% as compared to the first 26 weeks of fiscal 2025. The sales increase in both periods is primarily due to higher inflation, the impact of foreign currency translation, and local case growth. Excluding the impact of the Mexico joint venture, which was divested in the second quarter of fiscal 2025, sales increased 9.9% in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 and 8.9% in the first 26 weeks of fiscal 2026 as compared to the first 26 weeks of fiscal 2025.

Operating Income

The increase in operating income for the second quarter and first 26 weeks of fiscal 2026, as compared to the second quarter and first 26 weeks of fiscal 2025, was primarily due to growth in local case volumes and expanded supply chain capacity, partially offset by increases in operating expenses.

The increase in gross profit dollars in the second quarter and first 26 weeks of fiscal 2026, as compared to the second quarter and first 26 weeks of fiscal 2025, was primarily attributable to increases in local case volumes and expanded supply chain capacity. Local case volumes increased approximately 4.5% in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025.

The increase in operating expenses in the second quarter and first 26 weeks of fiscal 2026 as compared to the second quarter and first 26 weeks of fiscal 2025 was primarily due to increases in colleague-related costs and the impact of foreign currency translation.

Results of SYGMA and Other Segment

SYGMA segment sales were 0.5% and 2.2% higher in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. Operating income increased $2 million and $9 million in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. These results are reflective of recent supply chain operating efficiencies achieved, which we expect to moderate for the remainder of the fiscal year.

For the operations that are grouped within Other, operating income increased $2 million and decreased $2 million in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. The operations of this group primarily consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the second quarter of fiscal 2026 increased $35 million, or 14.1%, as compared to the second quarter of fiscal 2025, primarily due to increases in colleague-related costs, which is inclusive of incentive compensation, and acquisition-related costs, partially offset by decreases in insurance costs. These expenses in the first 26 weeks of fiscal 2026 increased $47 million, or 9.9%, as compared to the first 26 weeks of fiscal 2025, primarily due to increases in colleague-related costs, which is inclusive of incentive compensation, and acquisition-related costs, partially offset by decreases in insurance costs.

Included in Global Support Center expenses are Certain Items that totaled $38 million and $68 million in the second quarter and first 26 weeks of fiscal 2026, as compared to $12 million and $30 million in the second quarter and first 26 weeks of fiscal 2025, respectively. Certain Items impacting the second quarter and first 26 weeks of fiscal 2026 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions. Certain Items impacting the second quarter and first 26 weeks of fiscal 2025 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions.

Interest Expense

Interest expense increased $13 million and $25 million for the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025. The increase was primarily due to interest on new senior notes that were issued in the third quarter of fiscal 2025 and interest expense on recent commercial paper issuances.

Other Income and Expense

Other expense decreased $10 million and increased $13 million for the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025, primarily due to foreign exchange gains and losses incurred in those periods.

Net Earnings

Net earnings decreased 4.2% and 3.3% in the second quarter and first 26 weeks of fiscal 2026, respectively, as compared to the second quarter and first 26 weeks of fiscal 2025, primarily due to the items noted above for operating income, and interest expense, as well as items impacting our income taxes that are discussed in Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 3.9% and 3.1% in the second quarter and first 26 weeks of fiscal 2026 respectively, as compared to the second quarter and first 26 weeks of fiscal 2025, primarily due to increases in sales volumes and the effective management of our product cost inflation and strategic sourcing efforts.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2026 were $0.81, a 2.4% decrease from the comparable prior year period amount of $0.83 per share. Diluted earnings per share in the second quarter of fiscal 2026 were $0.81, a 1.2% decrease from the comparable prior year period amount of $0.82 per share. Adjusted diluted earnings per share, excluding Certain Items, in the second quarter of fiscal 2026 were $0.99, a 6.5% increase from the comparable prior year amount of $0.93 per share.

Basic earnings per share in the first 26 weeks of fiscal 2026 were $1.81, a 0.5% decrease from the comparable prior year amount of $1.82 per share. Diluted earnings per share in the first 26 weeks of fiscal 2026 were $1.80, a 1.1% decrease from the comparable prior year period amount of $1.82 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 26 weeks of fiscal 2026 were $2.14, a 5.9% increase from the comparable prior year amount of $2.02 per share.

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

The results of our operations can be impacted due to changes in exchange rates applicable in converting local currencies to U.S. dollars. We measure our results on a constant currency basis. Constant currency operating results are calculated by translating current-period local currency operating results with the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. We also measure our sales growth excluding the impact of our joint venture in Mexico which was divested in the second quarter of fiscal year 2025.

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

	13-Week Period Ended Dec. 27, 2025	13-Week Period Ended Dec. 28, 2024	Change in Dollars	%/bps Change
Sales (GAAP)	$20,762	$20,151	$611	3.0%
Impact of Mexico joint venture sales	—	(90)	90	0.5
Comparable sales excluding Mexico joint venture (Non-GAAP)	$20,762	$20,061	$701	3.5%

Sales (GAAP)	$20,762	$20,151	$611	3.0%
Impact of currency fluctuations (1)	(138)		(138)	(0.7)
Comparable sales using a constant currency basis (Non-GAAP)	$20,624	$20,151	$473	2.3%

Cost of sales (GAAP)	$16,970	$16,501	$469	2.8%

Gross profit (GAAP)	$3,792	$3,650	$142	3.9%
Impact of currency fluctuations (1)	(34)		(34)	(0.9)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,758	$3,650	$108	3.0%

Gross margin (GAAP)	18.26%	18.11%		15 bps
Impact of currency fluctuations (1)	(0.04)			-4 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.22%	18.11%		11 bps

	13-Week Period Ended Dec. 27, 2025	13-Week Period Ended Dec. 28, 2024	Change in Dollars	%/bps Change

Operating expenses (GAAP)	$3,100	$2,938	$162	5.5%
Impact of restructuring and transformational project costs (2)	(57)	(31)	(26)	(83.9)
Impact of acquisition-related costs (3)	(58)	(40)	(18)	(45.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	2,985	2,867	118	4.1
Impact of currency fluctuations (1)	(29)		(29)	(1.0)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,956	$2,867	$89	3.1%

Operating expense as a percentage of sales (GAAP)	14.93%	14.58%		35 bps
Impact of certain item adjustments	(0.55)	(0.35)		-20 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.38%	14.23%		15 bps

Operating income (GAAP)	$692	$712	$(20)	(2.8)%
Impact of restructuring and transformational project costs (2)	57	31	26	83.9
Impact of acquisition-related costs (3)	58	40	18	45.0
Operating income adjusted for Certain Items (Non-GAAP)	807	783	24	3.1
Impact of currency fluctuations (1)	(5)		(5)	(0.7)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$802	$783	$19	2.4%

Operating margin (GAAP)	3.33%	3.53%		-20 bps
Operating margin adjusted for Certain Items (Non-GAAP)	3.89%	3.89%		0 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.89%	3.89%		0 bps

Net earnings (GAAP)	$389	$406	$(17)	(4.2)%
Impact of restructuring and transformational project costs (2)	57	31	26	83.9
Impact of acquisition-related costs (3)	58	40	18	45.0
Tax impact of restructuring and transformational project costs (4)	(14)	(8)	(6)	(75.0)
Tax impact of acquisition-related costs (4)	(14)	(11)	(3)	(27.3)
Net earnings adjusted for Certain Items (Non-GAAP)	$476	$458	$18	3.9%

Diluted earnings per share (GAAP)	$0.81	$0.82	$(0.01)	(1.2)%
Impact of restructuring and transformational project costs (2)	0.12	0.06	0.06	100.0
Impact of acquisition-related costs (3)	0.12	0.08	0.04	50.0
Tax impact of restructuring and transformational project costs (4)	(0.03)	(0.02)	(0.01)	(50.0)
Tax impact of acquisition-related costs (4)	(0.03)	(0.02)	(0.01)	(50.0)
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$0.99	$0.93	$0.06	6.5%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2026 includes $10 million related to restructuring and severance charges and $47 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2025 includes $12 million related to restructuring and severance charges and $19 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy.

(3)
Fiscal 2026 includes $35 million of intangible amortization expense and $23 million in acquisition-related costs. Fiscal 2025 includes $32 million of intangible amortization expense and $8 million in acquisition-related costs.

(4)
The tax impact of adjustments for Certain Items are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(5)	Individual components of diluted earnings per share may not equal the total presented when added due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

	26-Week Period Ended Dec. 27, 2025	26-Week Period Ended Dec. 28, 2024	Change in Dollars	%/bps Change
Sales (GAAP)	$41,910	$40,634	$1,276	3.1%
Impact of Mexico joint venture sales	—	(207)	207	0.6
Comparable sales excluding Mexico joint venture (Non-GAAP)	$41,910	$40,427	$1,483	3.7%

Sales (GAAP)	$41,910	$40,634	$1,276	3.1%
Impact of currency fluctuations (1)	(229)		(229)	(0.5)
Comparable sales using a constant currency basis (Non-GAAP)	$41,681	$40,634	$1,047	2.6%

Cost of sales (GAAP)	$34,217	$33,231	$986	3.0%

Gross profit (GAAP)	$7,693	$7,403	$290	3.9%
Impact of currency fluctuations (1)	(57)		(57)	(0.8)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$7,636	$7,403	$233	3.1%

Gross margin (GAAP)	18.36%	18.22%		14 bps
Impact of currency fluctuations (1)	(0.04)			-4 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.32%	18.22%		10 bps

Operating expenses (GAAP)	$6,200	$5,884	$316	5.4%
Impact of restructuring and transformational project costs (2)	(114)	(57)	(57)	(100.0)
Impact of acquisition-related costs (3)	(99)	(79)	(20)	(25.3)
Operating expenses adjusted for Certain Items (Non-GAAP)	5,987	5,748	239	4.2
Impact of currency fluctuations (1)	(52)		(52)	(0.9)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$5,935	$5,748	$187	3.3%

Operating expense as a percentage of sales (GAAP)	14.79%	14.48%		31 bps
Impact of certain item adjustments	(0.50)	(0.33)		-17 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.29%	14.15%		14 bps

Operating income (GAAP)	$1,493	$1,519	$(26)	(1.7)%
Impact of restructuring and transformational project costs (2)	114	57	57	100.0
Impact of acquisition-related costs (3)	99	79	20	25.3
Operating income adjusted for Certain Items (Non-GAAP)	1,706	1,655	51	3.1
Impact of currency fluctuations (1)	(6)		(6)	(0.4)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,700	$1,655	$45	2.7%

Operating margin (GAAP)	3.56%	3.74%		-18 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.07%	4.07%		0 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.08%	4.07%		1 bp

Net earnings (GAAP)	$866	$896	$(30)	(3.3)%
Impact of restructuring and transformational project costs (2)	114	57	57	100.0

	26-Week Period Ended Dec. 27, 2025	26-Week Period Ended Dec. 28, 2024	Change in Dollars	%/bps Change
Impact of acquisition-related costs (3)	99	79	20	25.3
Tax impact of restructuring and transformational project costs (4)	(27)	(15)	(12)	(80.0)
Tax impact of acquisition-related costs (4)	(24)	(20)	(4)	(20.0)
Net earnings adjusted for Certain Items (Non-GAAP)	$1,028	$997	$31	3.1%

Diluted earnings per share (GAAP)	$1.80	$1.82	$(0.02)	(1.1)%
Impact of restructuring and transformational project costs (2)	0.24	0.12	0.12	100.0
Impact of acquisition-related costs (3)	0.21	0.16	0.05	31.3
Tax impact of restructuring and transformational project costs (4)	(0.06)	(0.03)	(0.03)	(100.0)
Tax impact of acquisition-related costs (4)	(0.05)	(0.04)	(0.01)	(25.0)
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (5)	$2.14	$2.02	$0.12	5.9%

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal 2026 includes $21 million related to restructuring and severance charges and $93 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2025 includes $16 million related to restructuring and severance charges and $41 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy.
(3)
Fiscal 2026 includes $66 million of intangible amortization expense and $33 million in acquisition-related costs. Fiscal 2025 includes $65 million of intangible amortization expense and $14 million in acquisition-related costs.

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

	13-Week Period Ended Dec. 27, 2025	13-Week Period Ended Dec. 28, 2024	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,900	$1,820	$80	4.4%
Impact of restructuring and transformational project costs (1)	(8)	(5)	(3)	(60.0)
Impact of acquisition-related costs (2)	(24)	(20)	(4)	(20.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,868	$1,795	$73	4.1%

Operating income (GAAP)	$820	$834	$(14)	(1.7)%
Impact of restructuring and transformational project costs (1)	8	5	3	60.0
Impact of acquisition-related costs (2)	24	20	4	20.0
Operating income adjusted for Certain Items (Non-GAAP)	$852	$859	$(7)	(0.8)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,999	$3,728	$271	7.3%
Impact of Mexico joint venture sales	—	(90)	90	2.6
Comparable sales excluding Mexico joint venture (Non-GAAP)	$3,999	$3,638	$361	9.9%

Sales (GAAP)	$3,999	$3,728	$271	7.3%
Impact of currency fluctuations (3)	(137)		(137)	(3.7)
Comparable sales using a constant currency basis (Non-GAAP)	$3,862	$3,728	$134	3.6%

Gross profit (GAAP)	$832	$760	$72	9.5%
Impact of currency fluctuations (3)	(34)		(34)	(4.5)
Comparable gross profit using a constant currency basis (Non-GAAP)	$798	$760	$38	5.0%

Gross margin (GAAP)	20.81%	20.39%		42 bps
Impact of currency fluctuations (3)	(0.15)			-15 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.66%	20.39%		27 bps

Operating expenses (GAAP)	$715	$665	$50	7.5%
Impact of restructuring and transformational project costs (4)	(30)	(15)	(15)	(100.0)
Impact of acquisition-related costs (2)	(15)	(19)	4	21.1
Operating expenses adjusted for Certain Items (Non-GAAP)	670	631	39	6.2
Impact of currency fluctuations (3)	(29)		(29)	(4.6)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$641	$631	$10	1.6%

Operating income (GAAP)	$117	$95	$22	23.2%
Impact of restructuring and transformational project costs (4)	30	15	15	100.0
Impact of acquisition-related costs (2)	15	19	(4)	(21.1)
Operating income adjusted for Certain Items (Non-GAAP)	162	129	33	25.6
Impact of currency fluctuations (3)	(5)		(5)	(3.9)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$157	$129	$28	21.7%

SYGMA
Operating expenses (GAAP)	$142	$144	$(2)	(1.4)%
Operating income (GAAP)	21	19	2	10.5

OTHER
Operating expenses (GAAP)	$60	$61	$(1)	(1.6)%
Operating income (GAAP)	6	4	2	50.0

	13-Week Period Ended Dec. 27, 2025	13-Week Period Ended Dec. 28, 2024	Change in Dollars	%/bps Change
GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$11	$8	$3	37.5%

Operating expenses (GAAP)	$283	$248	$35	14.1%
Impact of restructuring and transformational project costs (5)	(19)	(11)	(8)	(72.7)
Impact of acquisition-related costs	(19)	(1)	(18)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$245	$236	$9	3.8%

Operating loss (GAAP)	$(272)	$(240)	$(32)	(13.3)%
Impact of restructuring and transformational project costs (5)	19	11	8	72.7
Impact of acquisition-related costs	19	1	18	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(234)	$(228)	$(6)	(2.6)%

(1)	Primarily represents severance and transformation initiative costs.
(2)	Fiscal 2026 and fiscal 2025 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation initiative costs primarily in Europe.
(5)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
NM	Represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 27, 2025	26-Week Period Ended Dec. 28, 2024	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$3,843	$3,659	$184	5.0%
Impact of restructuring and transformational project costs (1)	(15)	(11)	(4)	(36.4)
Impact of acquisition-related costs (2)	(53)	(32)	(21)	(65.6)
Operating expenses adjusted for Certain Items (Non-GAAP)	$3,775	$3,616	$159	4.4%

Operating income (GAAP)	$1,700	$1,742	$(42)	(2.4)%
Impact of restructuring and transformational project costs (1)	15	11	4	36.4
Impact of acquisition-related costs (2)	53	32	21	65.6
Operating income adjusted for Certain Items (Non-GAAP)	$1,768	$1,785	$(17)	(1.0)%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$7,965	$7,521	$444	5.9%
Impact of Mexico joint venture sales	—	(207)	207	3.0
Comparable sales excluding Mexico joint venture (Non-GAAP)	$7,965	$7,314	$651	8.9%

Sales (GAAP)	$7,965	$7,521	$444	5.9%
Impact of currency fluctuations (3)	(229)		(229)	(3.0)
Comparable sales using a constant currency basis (Non-GAAP)	$7,736	$7,521	$215	2.9%

Gross profit (GAAP)	$1,658	$1,534	$124	8.1%
Impact of currency fluctuations (3)	(57)		(57)	(3.7)
Comparable gross profit using a constant currency basis (Non-GAAP)	$1,601	$1,534	$67	4.4%

Gross margin (GAAP)	20.82%	20.40%		42 bps
Impact of currency fluctuations (3)	(0.12)			-12 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	20.70%	20.40%		30 bps

Operating expenses (GAAP)	$1,426	$1,338	$88	6.6%
Impact of restructuring and transformational project costs (4)	(53)	(26)	(27)	NM
Impact of acquisition-related costs (2)	(24)	(37)	13	35.1
Operating expenses adjusted for Certain Items (Non-GAAP)	1,349	1,275	74	5.8
Impact of currency fluctuations (3)	(52)		(52)	(4.1)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,297	$1,275	$22	1.7%

Operating income (GAAP)	$232	$196	$36	18.4%
Impact of restructuring and transformational project costs (4)	53	26	27	NM
Impact of acquisition-related costs (2)	24	37	(13)	(35.1)
Operating income adjusted for Certain Items (Non-GAAP)	309	259	50	19.3
Impact of currency fluctuations (3)	(5)		(5)	(1.9)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$304	$259	$45	17.4%

	26-Week Period Ended Dec. 27, 2025	26-Week Period Ended Dec. 28, 2024	Change in Dollars	%/bps Change
SYGMA
Sales (GAAP)	$4,255	$4,162	$93	2.2%
Gross profit (GAAP)	333	326	7	2.1
Gross margin (GAAP)	7.83%	7.83%		0 bps

Operating expenses (GAAP)	$287	$289	$(2)	(0.7)%
Operating income (GAAP)	46	37	9	24.3%

OTHER
Operating expenses (GAAP)	$124	$125	$(1)	(0.8)%
Operating income (GAAP)	10	12	(2)	(16.7)%

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$25	$5	$20	NM

Operating expenses (GAAP)	$520	$473	$47	9.9%
Impact of restructuring and transformational project costs (5)	(46)	(20)	(26)	NM
Impact of acquisition-related costs	(22)	(10)	(12)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$452	$443	$9	2.0%

Operating loss (GAAP)	$(495)	$(468)	$(27)	(5.8)%
Impact of restructuring and transformational project costs (5)	46	20	26	NM
Impact of acquisition-related costs	22	10	12	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(427)	$(438)	$11	2.5%

(1)	Primarily represents severance and transformation initiative costs.
(2)	Fiscal 2026 and fiscal 2025 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation initiative costs primarily in Europe.
(5)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
NM	Represents that the percentage change is not meaningful.

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

	13-Week Period Ended Dec. 27, 2025	13-Week Period Ended Dec. 28, 2024	Change in Dollars	% Change
Net earnings (GAAP)	$389	$406	$(17)	(4.2)%
Interest (GAAP)	173	160	13	8.1
Income taxes (GAAP)	121	127	(6)	(4.7)
Depreciation and amortization (GAAP)	240	238	2	0.8
EBITDA (Non-GAAP)	$923	$931	$(8)	(0.9)%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	$55	$30	$25	83.3%
Impact of acquisition-related costs	23	8	15	NM
EBITDA adjusted for Certain Items (Non-GAAP) (2)	$1,001	$969	$32	3.3%
Other expense (income), net	9	19	(10)	(52.6)
Depreciation and amortization, as adjusted (Non-GAAP) (3)	(203)	(205)	2	1.0
Operating income adjusted for Certain Items (Non-GAAP)	$807	$783	$24	3.1%

(1)
Fiscal 2026 and fiscal 2025 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $5 million and $7 million or non-cash stock compensation expense of $33 million and $30 million in fiscal 2026 and fiscal 2025, respectively.

(3)
Fiscal 2026 includes $240 million in GAAP depreciation and amortization expense, less $37 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2025 includes $238 million in GAAP depreciation and amortization expense, less $33 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

NM	Represents that the percentage change is not meaningful.

	26-Week Period Ended Dec. 27, 2025	26-Week Period Ended Dec. 28, 2024	Change in Dollars	% Change
Net earnings (GAAP)	$866	$896	$(30)	(3.3)%
Interest (GAAP)	344	319	25	7.8
Income taxes (GAAP)	245	279	(34)	(12.2)
Depreciation and amortization (GAAP)	473	473	—	—
EBITDA (Non-GAAP)	$1,928	$1,967	$(39)	(2.0)%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	109	56	53	94.6
Impact of acquisition-related costs	34	14	20	NM
EBITDA adjusted for Certain Items (Non-GAAP) (2)	$2,071	$2,037	$34	1.7%
Other expense (income), net	38	25	13	52.0
Depreciation and amortization, as adjusted (Non-GAAP) (3)	(403)	(407)	4	1.0
Operating income adjusted for Certain Items (Non-GAAP)	$1,706	$1,655	$51	3.1%

(1)
Fiscal 2026 and 2025 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)
In arriving at adjusted EBITDA, Sysco does not exclude interest income of $12 million and $14 million or non-cash stock compensation expense of $64 million and $60 million for fiscal 2026 and fiscal 2025, respectively.

(3)
Fiscal 2026 includes $473 million in GAAP depreciation and amortization expense, less $70 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2025 includes $473 million in GAAP depreciation and amortization expense, less $66 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

We produced free cash flow of $413 million in the first 26 weeks of fiscal 2026, as compared to $331 million in the first 26 weeks of fiscal 2025. The increase in free cash flow is attributable to an increase in cash provided by operating activities and a decrease in capital expenditures, partially offset by a decrease in proceeds from sales of plant and equipment. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 26 weeks of fiscal 2026 to the first 26 weeks of fiscal 2025 are provided.

	26-Week Period Ended Dec. 27, 2025	26-Week Period Ended Dec. 28, 2024
Source of cash (use of cash)	(In millions)
Net cash provided by operating activities (GAAP)	$611	$498
Additions to plant and equipment	(300)	(333)
Proceeds from sales of plant and equipment	102	166
Free Cash Flow (Non-GAAP) (1)	$413	$331

Acquisition of businesses, net of cash acquired	$(133)	$(40)
Debt borrowings (repayments), net	223	371
Stock repurchases	—	(300)
Dividends paid	(518)	(503)

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

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. As of December 27, 2025, we had $1.2 billion in cash and cash equivalents, approximately 56% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow. Due to our strong financial position, we believe we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. The remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper programs and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $611 million in cash flows from operations in the first 26 weeks of fiscal 2026, compared to cash flows from operations of $498 million in the first 26 weeks of fiscal 2025. In the first 26 weeks of fiscal 2026, these amounts included year-over-year favorable comparisons on working capital of $144 million due to a favorable comparison in inventory, partially offset by unfavorable comparisons on accounts payable and accounts receivable. Accrued expenses also had a favorable comparison, primarily related to lower payments of accrued incentive compensation in the first 26 weeks of fiscal 2026 in comparison to the first 26 weeks of fiscal 2025. Partially offsetting these favorable comparisons, a decrease in accrued income taxes negatively impacted cash flows from operations due to lower net earnings in the first 26 weeks of fiscal 2026 compared to the first 26 weeks of fiscal 2025.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2026 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 26 weeks of fiscal 2026 were $33 million lower than in the first 26 weeks of fiscal 2025, primarily due to timing of capital spending.

During the first 26 weeks of fiscal 2026, we paid $133 million, net of cash acquired, for the acquisitions of Fairfax Meadow and Ginsberg’s Foods. During the first 26 weeks of fiscal 2025, we paid $40 million, net of cash acquired, for the acquisition of Campbells Prime Meat.

During the first 26 weeks of fiscal 2026, we received $102 million in proceeds from sales of plant and equipment, which was primarily attributable to proceeds received from sale leaseback transactions. During the first 26 weeks of fiscal 2025, we received $166 million in proceeds from sales of plant and equipment, which was primarily attributable to proceeds received from sale leaseback transactions.

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $60 million in the first 26 weeks of fiscal 2026, as compared to $67 million in the first 26 weeks of fiscal 2025. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased no shares during the first 26 weeks of fiscal 2026. As of December 27, 2025, we had a remaining authorization of approximately $1.5 billion. We repurchased no additional shares under our authorization from the end of our fiscal second quarter through January 9, 2026. We intend to resume share repurchases in the second half of fiscal 2026, which could result in approximately $1.0 billion in total spend; however, this amount could be reduced due to factors such as economic conditions and acquisition activity.

Dividends paid in the first 26 weeks of fiscal 2026 were $518 million, or $1.08 per share, as compared to $503 million, or $1.02 per share, in the first 26 weeks of fiscal 2025. In November 2025, we declared our regular quarterly dividend for the second quarter of fiscal 2026 of $0.54 per share, which was paid in January 2026.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of December 27, 2025 are also disclosed within that note.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of December 27, 2025, Sysco had a total of $11.0 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2025 Form 10-K for additional information regarding the terms of the guarantees.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Dec. 27, 2025	Jun. 28, 2025
	(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$205	$377
Current assets	6,141	6,015
Total current assets	$6,346	$6,392
Notes receivable from non-obligor subsidiaries	$44	$20
Other noncurrent assets	5,325	5,211
Total noncurrent assets	$5,369	$5,231

LIABILITIES
Payables due to non-obligor subsidiaries	$58	$61
Other current liabilities	3,303	3,214
Total current liabilities	$3,361	$3,275
Notes payable to non-obligor subsidiaries	$405	$334
Long-term debt	11,704	11,890
Other noncurrent liabilities	1,741	1,538
Total noncurrent liabilities	$13,850	$13,762

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	26-Week Period Ended Dec. 27, 2025
(In millions)
Sales	$25,336
Gross profit	4,506
Operating income	1,108
Interest expense from non-obligor subsidiaries	72
Net earnings	674

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

As part of the rebranding initiative in the United Kingdom discussed above, we performed impairment testing on the related indefinite-lived intangible assets during the second quarter of fiscal 2026. The assets were determined not to be impaired. The rebranding initiative will result in Sysco amortizing previously indefinite-lived intangible assets on a straight-line basis over a two-year period.

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

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 27, 2025, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We made the following share repurchases during the second quarter of fiscal 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
September 28 - October 25	—	$—	—	—
Month #2
October 26 - November 22	3,549	75.33	—	—
Month #3
November 23 - December 27	—	—	—	—
Totals	3,549	$75.33	—	—

(1)	The total number of shares purchased includes 0, 3,549, and 0 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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

We repurchased no shares under our share repurchase program during the first 26 weeks of fiscal 2026. As of December 27, 2025, we had a remaining authorization of approximately $1.5 billion. We repurchased no additional shares under our authorization from the end of our fiscal second quarter through January 9, 2026.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Insider Trading Arrangements and Policies

During the quarter ended December 27, 2025, no director or executive officer of Sysco adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each term as defined in Item 408(a) of Regulation S-K).

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated June 20, 2024, incorporated by reference to Exhibit 4.4 to the Form S-8 filed on December 6, 2024 (File No. 1-6544).

10.1†#	—	Form of Restricted Stock Award for Directors (2025) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan.

10.2†#	—
Form of Restricted Stock Award for Directors (2025) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan).

10.3†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.4†#	—	Letter Agreement, dated as of November 17, 2025, by and between Greg Bertrand and Sysco Corporation.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith
* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: January 27, 2026	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and
Chief Executive Officer

Date: January 27, 2026	By:	/s/ KENNY K. CHEUNG
Kenny K. Cheung
Executive Vice President,
Chief Financial Officer

Date: January 27, 2026	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President,
Chief Accounting Officer