Form 10-Q
period 2026-03-28
SYSCO CORP
filed 2026-04-29
CIK 96021

1

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
478,182,608 shares of common stock were outstanding as of April 10, 2026.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Mar. 28, 2026	Jun. 28, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,900	$1,071
Accounts receivable, less allowances of $87 and $17	5,755	5,502
Inventories	5,291	5,053
Prepaid expenses and other current assets	415	338
Income tax receivable	22	4
Total current assets	13,383	11,968
Plant and equipment at cost, less accumulated depreciation	5,888	6,084
Other long-term assets
Goodwill	5,246	5,231
Intangibles, less amortization	995	1,080
Deferred income taxes	488	497
Operating lease right-of-use assets, net	1,320	1,131
Other assets	663	783
Total other long-term assets	8,712	8,722
Total assets	$27,983	$26,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,387	$6,512
Accrued expenses	2,344	2,268
Accrued income taxes	—	51
Current operating lease liabilities	147	136
Current maturities of long-term debt	1,190	949
Total current liabilities	10,068	9,916
Long-term liabilities
Long-term debt	12,818	12,360
Deferred income taxes	380	345
Long-term operating lease liabilities	1,226	1,049
Other long-term liabilities	1,194	1,247
Total long-term liabilities	15,618	15,001
Noncontrolling interest	—	27
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765	765
Paid-in capital	2,089	1,986
Retained earnings	13,461	13,061
Accumulated other comprehensive loss	(1,055)	(1,098)
Treasury stock at cost, 286,996,640 and 287,678,658 shares	(12,963)	(12,884)
Total shareholders’ equity	2,297	1,830
Total liabilities and shareholders’ equity	$27,983	$26,774
Note: The June 28, 2025 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In millions, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025	Mar. 28, 2026	Mar. 29, 2025
Sales	$20,519	$19,598	$62,429	$60,232
Cost of sales	16,707	16,017	50,924	49,249
Gross profit	3,812	3,581	11,505	10,983
Operating expenses	3,193	2,900	9,393	8,783
Operating income	619	681	2,112	2,200
Interest expense	168	149	512	469
Other expense (income), net	6	9	44	32
Earnings before income taxes	445	523	1,556	1,699
Income taxes	105	122	350	402
Net earnings	$340	$401	$1,206	$1,297

Net earnings:
Basic earnings per share	$0.71	$0.82	$2.52	$2.65
Diluted earnings per share	0.71	0.82	2.51	2.64

Average shares outstanding	479,344,821	487,519,382	479,150,734	490,080,591
Diluted shares outstanding	481,188,586	489,331,460	480,738,926	491,973,759
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025	Mar. 28, 2026	Mar. 29, 2025
Net earnings	$340	$401	$1,206	$1,297
Other comprehensive income (loss):
Foreign currency translation adjustment	(62)	136	(74)	49
Items presented net of tax:
Amortization of cash flow hedges	1	1	3	4
Change in net investment hedges	27	(6)	32	(3)
Change in cash flow hedges	62	3	61	(5)
Change in excluded components of fair value hedge	—	—	—	(2)
Amortization of actuarial loss	6	5	17	15
Net actuarial gain and other adjustments arising in current year	—	—	4	23
Change in marketable securities	(1)	2	—	3
Total other comprehensive income (loss)	33	141	43	84
Comprehensive income	$373	$542	$1,249	$1,381
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except for share data)
Quarter to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 27, 2025	765,174,900	$765	$2,048	$13,383	$(1,088)	286,247,800	$(12,825)	$2,283
Net earnings				340				340
Other comprehensive income (loss)					33			33
Dividends declared ($0.54 per common share)				(259)				(259)
Treasury stock purchases						2,230,415	(200)	(200)
Share-based compensation awards			41			(1,481,575)	62	103
Adjustments to redeemable non-controlling interest				(3)				(3)
Balance as of March 28, 2026	765,174,900	$765	$2,089	$13,461	$(1,055)	286,996,640	$(12,963)	$2,297

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of December 28, 2024	765,174,900	$765	$1,965	$12,649	$(1,396)	275,706,546	$(11,969)	$2,014
Net earnings				401				401
Other comprehensive income (loss)					141			141
Dividends declared ($0.51 per common share)				(246)				(246)
Treasury stock purchases						5,468,937	(400)	(400)
Share-based compensation awards			(2)			(745,821)	26	24
Adjustments to redeemable non-controlling interest				(12)				(12)
Balance as of March 29, 2025	765,174,900	$765	$1,963	$12,792	$(1,255)	280,429,662	$(12,343)	$1,922
See Notes to Consolidated Financial Statements
Year to Date

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 28, 2025	765,174,900	$765	$1,986	$13,061	$(1,098)	287,678,658	$(12,884)	$1,830
Net earnings				1,206				1,206
Other comprehensive income (loss)					43			43
Dividends declared ($1.62 per common share)				(778)				(778)
Treasury stock purchases						2,230,415	(200)	(200)
Share-based compensation awards			103			(2,912,433)	121	224
Adjustments to redeemable non-controlling interest				(28)				(28)
Balance as of March 28, 2026	765,174,900	$765	$2,089	$13,461	$(1,055)	286,996,640	$(12,963)	$2,297

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 29, 2024	765,174,900	$765	$1,908	$12,260	$(1,339)	273,416,685	$(11,734)	$1,860
Net earnings				1,297				1,297
Other comprehensive loss					84			84
Dividends declared ($1.53 per common share)				(749)				(749)
Treasury stock purchases						9,418,578	(700)	(700)
Share-based compensation awards			55			(2,405,601)	91	146
Adjustments to redeemable non-controlling interest				(16)				(16)
Balance as of March 29, 2025	765,174,900	$765	$1,963	$12,792	$(1,255)	280,429,662	$(12,343)	$1,922
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In millions)

	39-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025
Cash flows from operating activities:
Net earnings	$1,206	$1,297
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	95	74
Depreciation and amortization	724	709
Operating lease asset amortization	113	102
Amortization of debt issuance and other debt-related costs	11	11
Deferred income taxes	(14)	(27)
Provision for losses on receivables	62	72
Other non-cash items	(40)	(84)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(335)	(228)
Increase in inventories	(233)	(214)
Increase in prepaid expenses and other current assets	(19)	(11)
Increase (decrease) in accounts payable	43	(128)
Increase (decrease) in accrued expenses	100	(98)
Decrease in operating lease liabilities	(158)	(132)
Decrease in accrued income taxes	(69)	(91)
(Increase) decrease in other assets	(13)	16
(Decrease) increase in other long-term liabilities	(10)	49
Net cash provided by operating activities	1,463	1,317
Cash flows from investing activities:
Additions to plant and equipment	(461)	(532)
Proceeds from sales of plant and equipment	131	169
Acquisition of businesses, net of cash acquired	(189)	(40)
Purchase of marketable securities	(15)	(25)
Proceeds from sales of marketable securities	22	24
Other investing activities	23	12
Net cash used for investing activities	(489)	(392)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	251	(33)
Other debt borrowings including senior notes	1,252	1,254
Other debt repayments including senior notes	(866)	(143)
Proceeds from stock option exercises	124	96
Stock repurchases	(200)	(700)
Dividends paid	(778)	(752)
Other financing activities	(45)	(21)
Net cash used for financing activities	(262)	(299)
Effect of exchange rates on cash, cash equivalents and restricted cash	(5)	(7)
Net increase in cash, cash equivalents and restricted cash	707	619
Cash, cash equivalents and restricted cash at beginning of period	1,349	945
Cash, cash equivalents and restricted cash at end of period	$2,056	$1,564
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$521	$453
Income taxes, net of refunds (1)	401	510

(1)	Cash paid for income taxes, net for the 39 weeks ended March 28, 2026 and March 29, 2025 includes $227 million and $190 million, respectively, of cash paid for the purchase of federal tax credits.
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

	Mar. 28, 2026	Jun. 28, 2025
	(In millions)
Financed payment obligations	$85	$93
Accounts Receivable, Less Allowances
We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-
recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $1.4 billion and $1.9 billion for the third quarter of fiscal 2026 and 2025, respectively, and $4.4 billion and $6.0 billion for the first 39 weeks of fiscal 2026 and 2025, respectively.
In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $198 million and $189 million at
March 28, 2026 and June 28, 2025, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.
Supplemental Cash Flow Information
The following table sets forth our reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Mar. 28, 2026	Mar. 29, 2025
	(In millions)
Cash and cash equivalents	$1,900	$1,527
Restricted cash (1)	156	37
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$2,056	$1,564

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth our non-cash investing and financing activities:

	Mar. 28, 2026	Mar. 29, 2025
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$117	$272
Assets obtained in exchange for finance lease obligations	30	55
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
Recent Accounting Guidance Not Yet Adopted
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax
Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, (our fiscal 2026), and may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the effect of adopting ASU
2023-09 on our disclosures.

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
3.  REVENUE
We recognize revenues when our performance obligations are satisfied in an amount that reflects the consideration
Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.4 billion and $5.1 billion as of March 28, 2026 and June 28, 2025, respectively.
The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Mar. 28, 2026
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$2,865	$635	$653	$—	$4,153
Canned and dry products	2,688	743	250	—	3,681
Frozen fruits, vegetables, bakery and other	2,054	738	328	—	3,120
Dairy products	1,387	438	129	—	1,954
Poultry	1,305	295	277	—	1,877
Fresh produce	1,338	276	71	—	1,685
Paper and disposables	1,025	133	193	11	1,362
Beverage products	403	202	155	20	780
Seafood	604	113	51	—	768
Equipment and smallwares	270	57	7	128	462
Other (1)	295	255	23	104	677
Total Sales	$14,234	$3,885	$2,137	$263	$20,519

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	13-Week Period Ended Mar. 29, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$2,590	$531	$579	$—	$3,700
Canned and dry products	2,574	669	253	—	3,496
Frozen fruits, vegetables, bakery and other	1,989	663	329	—	2,981
Dairy products	1,597	406	143	—	2,146
Poultry	1,366	261	284	—	1,911
Fresh produce	1,239	257	74	—	1,570
Paper and disposables	993	123	195	12	1,323
Beverage products	367	176	150	19	712
Seafood	536	96	48	—	680
Equipment and smallwares	271	44	7	120	442
Other (1)	278	231	22	106	637
Total Sales	$13,800	$3,457	$2,084	$257	$19,598

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	39-Week Period Ended Mar. 28, 2026
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$8,778	$1,928	$1,890	$—	$12,596
Canned and dry products	8,087	2,254	758	—	11,099
Frozen fruits, vegetables, bakery and other	6,194	2,232	991	—	9,417
Dairy products	4,435	1,342	404	—	6,181
Poultry	4,151	916	845	—	5,912
Fresh produce	3,974	845	219	—	5,038
Paper and disposables	3,119	405	593	34	4,151
Beverage products	1,211	617	465	60	2,353
Seafood	1,734	364	140	—	2,238
Equipment and smallwares	831	176	20	369	1,396
Other (1)	883	772	67	326	2,048
Total Sales	$43,397	$11,851	$6,392	$789	$62,429

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	39-Week Period Ended Mar. 29, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$7,846	$1,620	$1,687	$—	$11,153
Canned and dry products	7,847	2,300	750	—	10,897
Frozen fruits, vegetables, bakery and other	6,063	2,068	1,015	—	9,146
Dairy products	4,794	1,249	420	—	6,463
Poultry	4,316	836	870	—	6,022
Fresh produce	3,915	823	220	—	4,958
Paper and disposables	3,048	392	597	38	4,075
Beverage products	1,113	545	461	60	2,179
Seafood	1,584	313	119	—	2,016
Equipment and smallwares	847	150	42	363	1,402
Other (1)	833	682	65	341	1,921
Total Sales	$42,206	$10,978	$6,246	$802	$60,232

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

4.  ACQUISITIONS
During the first 39 weeks of fiscal 2026, the company paid $189 million primarily for the acquisitions of Fairfax
Meadow and Ginsberg’s Foods.
In certain circumstances, purchase price allocations may be based upon preliminary estimates and assumptions.
Accordingly, allocations are subject to revision until Sysco receives final information and completes its analysis during the measurement period. This includes finalizing the valuation of acquired tangible and intangible assets and related tax attributes.
Sysco’s operations within the United Kingdom will undergo a rebranding initiative, rebranding the Brakes® brand and other smaller brands, as “Sysco GB.” This rebranding initiative will take approximately two years and will result in Sysco amortizing previously indefinite-lived intangible assets on a straight-line basis over this two-year period. Amortization expense related to these intangible assets is expected to be $29 million in fiscal 2026, $49 million in fiscal 2027 and $25 million in fiscal
2028.
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
The following tables present our assets measured at fair value on a recurring basis as of March 28, 2026 and June 28,
2025:

	Assets Measured at Fair Value as of Mar. 28, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$1,345	$—	$—	$1,345
Restricted cash	156	—	—	156
Total assets at fair value	$1,501	$—	$—	$1,501

	Assets Measured at Fair Value as of Jun. 28, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$466	$—	$—	$466
Restricted cash	277	—	—	277
Total assets at fair value	$743	$—	$—	$743
The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of our total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a
Level 2 measurement. The fair value of total debt was approximately $13.4 billion as of March 28, 2026 and $12.8 billion as of
June 28, 2025, while the carrying value was $14.0 billion as of March 28, 2026 and $13.3 billion as of June 28, 2025.

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
Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 39 weeks of fiscal 2026.
The following table presents our available-for-sale marketable securities as of March 28, 2026 and June 28, 2025:

	Mar. 28, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$90	$1	$(1)	$90	$20	$70
Government bonds	35	—	(1)	34	2	32
Total marketable securities	$125	$1	$(2)	$124	$22	$102

	Jun. 28, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$104	$1	$(1)	$104	$15	$89
Government bonds	29	—	(1)	28	—	28
Total marketable securities	$133	$1	$(2)	$132	$15	$117
As of March 28, 2026, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows.
Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Mar. 28, 2026
(In millions)
Due in one year or less	$22
Due after one year through five years	65
Due after five years	37
Total	$124
There were no significant realized gains or losses in marketable securities in the first 39 weeks of fiscal 2026.
7.  DERIVATIVE FINANCIAL INSTRUMENTS
Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, we do not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk
Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. In the third quarter of fiscal 2026, we entered into receive-fixed, pay-floating swap agreements to trade the fixed interest rate on $600 million of 4.40% senior notes and $650 million of 4.95% senior notes with variable rates, respectively. The interest rate swaps are designated as fair value hedges and gains or losses on the hedges impact interest expense within the consolidated statements of income.
Hedging of foreign currency risk
Sysco has cross-currency swaps that hedge the foreign currency exposure of our net investment in certain foreign operations. These cross-currency swaps are designated as net investment hedges with gains and losses recognized within accumulated other comprehensive income (loss), including changes in fair value attributed to the spot-forward rate differential which are excluded from the assessment of hedge effectiveness. The initial value of the excluded component is recognized in earnings over the life of the hedging instrument. In the third quarter of fiscal 2026, we entered into $814 million Canadian dollar cross-currency swaps which will mature on June 25, 2031 to hedge the foreign currency exposure of the net investment in our Canadian operations.
Sysco routinely manages foreign currency risk with spot and forward-rate cross-currency swaps on foreign-
denominated balances. The swaps are designated as fair value hedges and for swaps hedging the change in foreign currency spot rates, we have elected to exclude the changes in fair value of the forward points from the assessments of hedge effectiveness. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the value of the excluded components which is recognized in earnings over the life of the hedging instrument. Subsequent to March 28, 2026, Sysco entered an intercompany loan with an affiliate that is denominated in euro that will mature July 10, 2026. To hedge our foreign currency risk, we entered into a cross currency swap for €450 million and designated it as a fair value hedge.
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

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of March 28, 2026 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500
March 2035	U.S. Dollar	550
June 2031	U.S. Dollar	600
March 2036	U.S. Dollar	650

Hedging of foreign currency risk
January 2029	Euro	470
September 2030	Canadian Dollar	998
June 2031	Canadian Dollar	814

Hedging of fuel risk
Various (March 2026 to March 2028)	Gallons	81
The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheets as of
March 28, 2026 and June 28, 2025 are as follows:

		Derivative Fair Value
	Balance Sheet location	Mar. 28, 2026	Jun. 28, 2025
		(In millions)
Fair Value Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$2	$—
Interest rate swaps	Other assets	12	31
Interest rate swaps	Accrued expenses	2	1
Interest rate swaps	Other long-term liabilities	17	—

Cash Flow Hedges:
Fuel swaps	Prepaid expenses and other current assets	$59	$—
Fuel swaps	Other assets	14	—
Fuel swaps	Accrued expenses	—	7
Fuel swaps	Other long-term liabilities	—	2

Net Investment Hedges:
Cross currency swaps	Prepaid expenses and other current assets	$21	$11
Cross currency swaps	Other assets	53	55
Cross currency swaps	Accrued expenses	3	2
Cross currency swaps	Other long-term liabilities	100	134
Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025	Mar. 28, 2026	Mar. 29, 2025
	(In millions)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$174	$158	$556	$501
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$15	$(35)	$(15)	$(41)
Derivatives designated as hedging instruments	(34)	24	(36)	16
Cross currency swaps and foreign currency forwards:
Hedged items	$—	$(1)	$—	$1
Derivatives designated as hedging instruments	—	1	—	(1)
The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025	Mar. 28, 2026	Mar. 29, 2025
	(In millions)
Interest expense	$(21)	$(10)	$(51)	$(25)
(Increase) decrease in fair value of debt	36	(25)	36	(16)
Foreign currency gain (loss)	—	(1)	—	1
Hedged items	$15	$(36)	$(15)	$(40)
The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended March 28, 2026 and March 29, 2025, presented on a pretax basis, are as follows:

	13-Week Period Ended Mar. 28, 2026
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$84	Operating expense	$—

Derivatives in net investment hedging relationships:
Cross currency contracts	$36	N/A	$—

	13-Week Period Ended Mar. 29, 2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$4	Operating expense	$1

Derivatives in net investment hedging relationships:
Cross currency contracts	$(8)	N/A	$—

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 39-week periods ended March 28, 2026 and March 29, 2025, presented on a pretax basis, are as follows:

	39-Week Period Ended Mar. 28, 2026
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$81	Operating expense	$(1)

Derivatives in net investment hedging relationships:
Cross currency contracts	$43	N/A	$—

	39-Week Period Ended Mar. 29, 2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(8)	Operating expense	$6
Foreign currency contracts	(1)	Cost of sales / Other expense (income)	—
Total	$(9)		$6

Derivatives in net investment hedging relationships:
Cross currency contracts	$(4)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(2)	Other expense (income)	$—
The location and carrying amount of hedged liabilities in the consolidated balance sheet as of March 28, 2026 are as follows:

	Mar. 28, 2026
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(2,273)	$5
The carrying amount of hedged liabilities in the consolidated balance sheet as of June 28, 2025 is $1.1 billion.

8.  DEBT
On September 5, 2025, Sysco entered into a new long-term revolving credit facility, which replaces the $3.0 billion senior revolving credit facility that was originally entered into on April 29, 2022. The aggregate commitments of the lenders under the new long-term credit agreement are $3.0 billion, with an option to increase such commitments to $4.0 billion. The new facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters, which is consistent with our previous revolving credit facility. The new revolving credit facility expires on September 5, 2030. As of March 28, 2026, there were no borrowings outstanding under this facility. In April 2026, Sysco replaced the 2025 credit facility described above. See more information in Note 15, Subsequent
Events.
We have a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility noted above. As of March 28, 2026, there were no U.S. commercial paper issuances outstanding under this program. We have commercial paper issuances outstanding under this program in Europe. In December
2025, Sysco entered into an agreement to increase the maximum allowable principal amount of the commercial paper issuances in Europe, with borrowings not to exceed €750 million. As of March 28, 2026, there were €410 million (the equivalent of
$473 million) in commercial paper issuances outstanding in Europe.
On February 13, 2026, Sysco issued senior notes (the Notes) totaling $1.25 billion. Details of the Notes are as follows:

Maturity Date	Par Value (In millions)	Coupon Rate	Pricing (percentage of par)
July 25, 2031 (the 2031 Notes)	$600	4.40%	99.997%
March 25, 2036 (the 2036 Notes)	650	4.95	99.637
The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness.
Subsidiaries acquired or created in the future may or may not become guarantors, but any domestic subsidiary that guarantees our other senior notes or our other indebtedness must also guarantee the Notes. Interest on the 2031 Notes will be paid semi-
annually in arrears on January 25 and July 25, beginning on July 25, 2026. Interest on the 2036 Notes will be paid semi-
annually in arrears on March 25 and September 25, beginning on September 25, 2026. The 2031 Notes will mature on July 25,
2031, and the 2036 Notes will mature on March 25, 2036. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If we elect to redeem (i) the 2031 Notes before the date that is one month prior to the maturity date, or (ii) the 2036 Notes before the date that is three months prior to the maturity date, Sysco will pay a redemption price equal to the greater of (1) 100% of the principal amount of the Notes of the applicable series to be redeemed plus, in either case, accrued and unpaid interest thereon to, but excluding, the date of redemption and (2) a “make-whole” amount calculated by reference to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes of the applicable series to be redeemed discounted to the date of redemption . If we elect to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to the date of redemption.
The total carrying value of our debt was $14.0 billion as of March 28, 2026 and $13.3 billion as of June 28, 2025. The increase in the carrying value of our debt during the 39-week period ended March 28, 2026 was due to the issuance of the Notes and borrowings under our European commercial paper program, partially offset by a senior note that matured in October 2025.
Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor
Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” in Item 2 of Part I of this Form 10-Q.

9.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025	Mar. 28, 2026	Mar. 29, 2025
	(In millions, except for share and per share data)		(In millions, except for share and per share data)
Numerator:
Net earnings	$340	$401	$1,206	$1,297
Denominator:
Weighted-average basic shares outstanding	479,344,821	487,519,382	479,150,734	490,080,591
Dilutive effect of share-based awards	1,843,765	1,812,078	1,588,192	1,893,168
Weighted-average diluted shares outstanding	481,188,586	489,331,460	480,738,926	491,973,759
Basic earnings per share	$0.71	$0.82	$2.52	$2.65
Diluted earnings per share	$0.71	$0.82	$2.51	$2.64
The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,600,000 and 4,667,000 for the third quarter of fiscal 2026 and 2025, respectively, and approximately 2,274,000 and 3,722,000 for the first 39 weeks of fiscal 2026 and fiscal 2025, respectively.
10.  OTHER COMPREHENSIVE INCOME
Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $373 million and $542 million for the third quarter of fiscal 2026 and fiscal 2025, respectively. Comprehensive income was $1.2 billion and $1.4 billion for the first 39 weeks of fiscal 2026 and 2025, respectively.
A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 28, 2026
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(62)	$—	$(62)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	83	21	62
Change in net investment hedges	N/A	36	9	27
Total other comprehensive income before reclassification adjustments		119	30	89
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	1	—	1
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	8	2	6
Total reclassification adjustments		8	2	6
Marketable securities:
Change in marketable securities	Other expense (income), net	(1)	—	(1)
Total other comprehensive income (loss)		$65	$32	$33

		13-Week Period Ended Mar. 29, 2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$136	$—	$136
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	4	1	3
Change in net investment hedges	N/A	(8)	(2)	(6)
Total other comprehensive income before reclassification adjustments		(4)	(1)	(3)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	1	—	1
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities	N/A	2	—	2
Total other comprehensive income (loss)		$142	$1	$141

		39-Week Period Ended Mar. 28, 2026
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(74)	$—	$(74)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	81	20	61
Change in net investment hedges	N/A	43	11	32
Total other comprehensive (loss) before reclassification adjustments		124	31	93
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	3	—	3
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain arising in the current year		5	1	4
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	23	6	17
Total reclassification adjustments		23	6	17
Total other comprehensive income (loss)		$81	$38	$43

		39-Week Period Ended Mar. 29, 2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$49	$—	$49
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	(2)	—	(2)
Change in cash flow hedges	Operating expense	(9)	(4)	(5)
Change in net investment hedges	N/A	(4)	(1)	(3)
Total other comprehensive (loss) before reclassification adjustments		(15)	(5)	(10)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5	1	4
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain arising in the current year		31	8	23
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	21	6	15
Total reclassification adjustments		21	6	15
Marketable securities:
Change in marketable securities	N/A	3	—	3
Total other comprehensive income (loss)		$94	$10	$84

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Mar. 28, 2026
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Dec. 27, 2025	$(132)	$(53)	$(903)	$—	$(1,088)
Equity adjustment from foreign currency translation	(62)	—	—	—	(62)
Amortization of cash flow hedges	—	1	—	—	1
Change in net investment hedges	—	27	—	—	27
Change in cash flow hedges	—	62	—	—	62
Amortization of unrecognized net actuarial losses	—	—	6	—	6
Change in marketable securities	—	—	—	(1)	(1)
Balance as of Mar. 28, 2026	$(194)	$37	$(897)	$(1)	$(1,055)

	13-Week Period Ended Mar. 29, 2025
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Dec. 28, 2024	$(494)	$(14)	$(884)	$(4)	$(1,396)
Equity adjustment from foreign currency translation	136	—	—	—	136
Amortization of cash flow hedges	—	1	—	—	1
Change in net investment hedges	—	(6)	—	—	(6)
Change in cash flow hedges	—	3	—	—	3
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Change in marketable securities	—	—	—	2	2
Balance as of Mar. 29, 2025	$(358)	$(16)	$(879)	$(2)	$(1,255)

	39-Week Period Ended Mar. 28, 2026
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 28, 2025	$(120)	$(59)	$(918)	$(1)	$(1,098)
Equity adjustment from foreign currency translation	(74)	—	—	—	(74)
Amortization of cash flow hedges	—	3	—	—	3
Change in net investment hedges	—	32	—	—	32
Change in cash flow hedges	—	61	—	—	61
Amortization of unrecognized net actuarial losses	—	—	17	—	17
Net actuarial loss arising in the current year	—	—	4	—	4
Balance as of Mar. 28, 2026	$(194)	$37	$(897)	$(1)	$(1,055)

	39-Week Period Ended Mar. 29, 2025
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 29, 2024	$(407)	$(10)	$(917)	$(5)	$(1,339)
Equity adjustment from foreign currency translation	49	—	—	—	49
Amortization of cash flow hedges	—	4	—	—	4
Change in net investment hedges	—	(3)	—	—	(3)
Change in cash flow hedges	—	(5)	—	—	(5)
Change in excluded component of fair value hedge	—	(2)	—	—	(2)
Amortization of unrecognized net actuarial losses	—	—	15	—	15
Net actuarial gain arising in the current year	—	—	23	—	23
Change in marketable securities	—	—	—	3	3
Balance as of Mar. 29, 2025	$(358)	$(16)	$(879)	$(2)	$(1,255)
11.  SHARE-BASED COMPENSATION
Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2015 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plans
In the first 39 weeks of fiscal 2026, options to purchase 726,016 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-
date fair value per option granted during the first 39 weeks of fiscal 2026 was $19.52.
In the first 39 weeks of fiscal 2026, employees were granted 460,258 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For
PSUs granted without dividend equivalents, the fair value is reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 39 weeks of fiscal 2026 was $86.22.
The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period based on actual performance targets achieved, as well as the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.
In the first 39 weeks of fiscal 2026, employees were granted 1,353,984 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2026 was $77.46.
Employee Stock Purchase Plan
Plan participants purchased 838,005 shares of common stock under the ESPP during the first 39 weeks of fiscal 2026.
The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.37 during the first 39 weeks of fiscal 2026. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.
All Share-Based Payment Arrangements
The total share-based compensation cost that has been recognized in results of operations was $95 million and $74 million for the first 39 weeks of fiscal 2026 and fiscal 2025, respectively.
As of March 28, 2026, there was a total of $162 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.88 years.
12.  INCOME TAXES
Effective Tax Rate
The effective tax rates for the third quarter and first 39 weeks of fiscal 2026 were 23.6% and 22.5%, respectively.
These rates were higher than the company’s 21.0% statutory tax rate primarily due to the impact of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.
The effective tax rates for the third quarter and first 39 weeks of fiscal 2025 were 23.3% and 23.6%, respectively.
These rates were higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.
Uncertain Tax Positions
As of March 28, 2026, the gross amount of unrecognized tax benefit and related accrued interest was $68 million and
$20 million, respectively. It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.
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
Other
The Inflation Reduction Act includes provisions that allow for the transfer of certain federal clean energy tax credits
(Transferable Tax Credits). In September 2025, we entered into a contract to purchase Transferable Tax Credits which will be applied against our fiscal 2026 federal income tax liability. Through March 28, 2026, we have purchased $241 million of
Transferable Tax Credits.

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

	13-Week Period Ended March 28, 2026
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$14,234	$3,885	$2,137	$263	$20,519
Less:
Cost of sales	11,496	3,051	1,974	195	16,716
Operations expense	1,207	464	128	29	1,828
Selling, general & administrative expense	759	287	17	32	1,095
Total segment operating income	772	83	18	7	880
Global Support Center					(261)
Total operating income					619
Interest expense					168
Other expense (income), net					6
Earnings before income taxes					$445

	13-Week Period Ended March 29, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$13,800	$3,457	$2,084	$257	$19,598
Less:
Cost of sales	11,197	2,729	1,918	197	16,041
Operations expense	1,172	386	131	33	1,722
Selling, general & administrative expense	677	246	18	30	971
Total segment operating income (loss)	754	96	17	(3)	864
Global Support Center					(183)
Total operating income					681
Interest expense					149
Other expense (income), net					9
Earnings before income taxes					$523

	39-Week Period Ended March 28, 2026
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$43,397	$11,851	$6,392	$789	$62,429
Less:
Cost of sales	35,116	9,359	5,896	587	50,958
Operations expense	3,596	1,357	384	93	5,430
Selling, general & administrative expense	2,213	820	48	92	3,173
Total segment operating income	2,472	315	64	17	2,868
Global Support Center					(756)
Total operating income					2,112
Interest expense					512
Other expense (income), net					44
Earnings before income taxes					$1,556

	39-Week Period Ended March 29, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$42,206	$10,978	$6,246	$802	$60,232
Less:
Cost of sales	34,203	8,716	5,754	605	49,278
Operations expense	3,540	1,224	387	100	5,251
Selling, general & administrative expense	1,967	746	51	88	2,852
Total segment operating income	2,496	292	54	9	2,851
Global Support Center					(651)
Total operating income					2,200
Interest expense					469
Other expense (income), net					32
Earnings before income taxes					$1,699

	13-Week Period Ended	13-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025
Depreciation and amortization:	(In millions)
U.S. Foodservice Operations	$140	$139
International Foodservice Operations	76	66
SYGMA	7	8
Other	1	1
Total segments	224	214
Global Support Center	27	24
Total	$251	$238

	39-Week Period Ended	39-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025
Depreciation and amortization:	(In millions)
U.S. Foodservice Operations	$418	$412
International Foodservice Operations	205	198
SYGMA	22	25
Other	4	5
Total segments	649	640
Global Support Center	75	69
Total	$724	$709

	13-Week Period Ended	13-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025
Capital Expenditures:	(In millions)
U.S. Foodservice Operations	$59	$92
International Foodservice Operations	40	68
SYGMA	1	7
Other	6	7
Total segments	106	174
Global Support Center	55	25
Total	$161	$199

	39-Week Period Ended	39-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025
Capital Expenditures:	(In millions)
U.S. Foodservice Operations	$140	$240
International Foodservice Operations	149	158
SYGMA	4	17
Other	18	23
Total segments	311	438
Global Support Center	150	94
Total	$461	$532

	Mar. 28, 2026	Jun. 28, 2025
Assets:	(In millions)
U.S. Foodservice Operations	$13,618	$13,169
International Foodservice Operations	8,313	8,119
SYGMA	917	922
Other	519	516
Total segments	23,367	22,726
Global Support Center	4,616	4,048
Total	$27,983	$26,774

15.  SUBSEQUENT EVENTS
On March 30, 2026, Sysco Corporation entered into an agreement (the Merger Agreement) to acquire Jetro Restaurant
Depot (JRD), a leading U.S. wholesale cash-and-carry foodservice provider serving smaller, independent restaurants and businesses. JRD operates 167 large-format warehouse stores across 35 states that serve more than 725,000 independent restaurants and foodservice operators with a broad assortment of fresh and low-priced products.
Sysco has agreed to pay approximately $29.1 billion to JRD shareholders, comprising of approximately $21.6 billion in cash, subject to customary adjustments, and 91.5 million shares of Sysco common stock. Following the transaction, JRD’s equity holders are expected to hold approximately 16% of the outstanding common stock of Sysco in the aggregate.
The cash portion of the purchase price is expected to be financed with a combination of new senior unsecured notes, hybrid debt, cash on hand and equity or equity-linked securities. Sysco has executed a commitment letter for a $22 billion senior unsecured 364-day bridge loan facility that could be used to fund the cash portion of the purchase price and pay related fees and expenses. Subsequent to the execution of the commitment letter for the bridge loan facility, Sysco entered into a
$3 billion senior unsecured delayed draw term loan facility, comprising a $1.25 billion 364-day tranche and a $1.75 billion 2-
year tranche, reducing the bridge loan facility commitments from $22 billion to $19 billion. Fees paid upfront for this facility as of April 10, 2026 total $88 million and will be amortized to interest expense within our statement of consolidated results of operations over the expected life of the bridge facility unless it is terminated at an earlier date. Additional fees will apply at later stages.
We have executed cash-settled deal contingent rate lock transactions to mitigate interest rate risk on $6.3 billion of future permanent debt that could potentially be issued to finance the purchase of JRD. As these interest rate lock transactions are contingent upon whether the transaction is successfully consummated, we have not elected to apply hedge accounting at this time and any unrealized gains or losses will be recognized in Other income and expense within our statement of consolidated results of operations.
On April 16, 2026, Sysco entered into a new long-term revolving credit facility, which replaces Sysco’s existing
$3.0 billion senior revolving credit facility that was originally entered into on September 5, 2025. The aggregate commitments of the lenders under the new revolving credit agreement are $3.0 billion, and such commitments will increase to $4.0 billion after the acquisition of JRD is complete. The new revolving credit agreement has an option to increase such commitments to
$5.0 billion. The new facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters, which is consistent with our previous revolving credit facility. The new revolving credit facility expires on April 16, 2031.
This transaction is expected to close by the third quarter of Sysco’s fiscal 2027, subject to the satisfaction of customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Act. If the Merger Agreement is terminated due to a failure to obtain required regulatory clearances, Sysco has agreed to pay JRD a termination fee of $1.164 billion.

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
Highlights
Our third quarter of fiscal 2026 results included sales growth of 4.7% as compared to the third quarter of fiscal 2025, primarily driven by volume improvements across our business. Sales increased in our U.S. Foodservice Operations,
International Foodservice Operations, and SYGMA segments. Our gross profit increased 6.5% compared to the third quarter of fiscal 2025, due to our strategic sourcing efforts, favorable changes in customer mix, and the effective management of product cost inflation. Operating income decreased 9.1% compared to the third quarter of fiscal 2025, due to higher incentive compensation, increased restructuring and transformational project costs, and higher acquisition and due diligence costs. We consider restructuring and transformational project costs and acquisition and due diligence costs to be “Certain Item” expenses
(as defined below). Excluding Certain Item expenses, adjusted operating income decreased 0.6% as compared to the third quarter of fiscal 2025, primarily due to higher incentive compensation. Our net earnings for the third quarter of fiscal 2026 decreased 15.2% as compared to the third quarter of fiscal 2025. Excluding Certain Item expenses, adjusted net earnings decreased by 3.6% as compared to the third quarter of fiscal 2025. See below for a comparison of our fiscal 2026 results to our fiscal 2025 results, both including and excluding Certain Items.
Comparisons of results from the third quarter of fiscal 2026 to the third quarter of fiscal 2025 are presented below:
•Sales:
◦increased 4.7%, or $921 million, to $20.5 billion;
•Operating income:
◦decreased 9.1%, or $62 million, to $619 million;
◦adjusted operating income decreased 0.6%, or $5 million, to $768 million;
•Net earnings:
◦decreased 15.2%, or $61 million, to $340 million;
◦adjusted net earnings decreased 3.6%, or $17 million, to $452 million;
•Basic earnings per share:
◦decreased 13.4%, or $0.11, to $0.71 per share;
•Diluted earnings per share:
◦decreased 13.4% or $0.11, to $0.71 per share;
◦adjusted diluted earnings per share decreased 2.1%, or $0.02, to $0.94 per share;
•EBITDA:
◦decreased 5.1%, or $46 million, to $864 million; and
◦adjusted EBITDA increased 0.1%, or $1 million, to $970 million.
Comparisons of results from the first 39 weeks of fiscal 2026 to the first 39 weeks of fiscal 2025 are presented below:
•Sales:
◦increased 3.6%, or $2.2 billion, to $62.4 billion;
•Operating income:
◦decreased 4.0%, or $88 million, to $2.1 billion;
◦adjusted operating income increased 1.9%, or $46 million, to $2.5 billion;
•Net earnings:
◦decreased 7.0%, or $91 million, to $1.2 billion;
◦adjusted net earnings increased 1.0%, or $14 million, to $1.5 billion;
•Basic earnings per share:
◦decreased 4.9%, or $0.13, to $2.52 per share;
•Diluted earnings per share:
◦decreased 4.9% , or $0.13 to $2.51 per share;
◦adjusted diluted earnings per share increased 3.4%, or $0.10, to $3.08 per share;
•EBITDA:
◦decreased 3.0%, or $85 million, to $2.8 billion; and
◦adjusted EBITDA increased 1.2%, or $36 million, to $3.0 billion.

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
Adjustments provided herein for fiscal 2026 results of operations also remove the impact of a charge associated with a legal matter. No similar charge was applicable in fiscal 2025.
The fiscal 2026 and fiscal 2025 items discussed above are collectively referred to as “Certain Items.” The results of our operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our results on a constant currency basis.
Trends
Economic and Industry Trends
Foot traffic to restaurants experienced a decrease of 1.9% in the third quarter of fiscal 2026. Our U.S. Foodservice
Operations local case growth trends experienced a sequential improvement of 210 basis points compared to the second quarter of fiscal 2026, despite the industry’s foot traffic performance. The macroeconomic environment was similar in the third quarter of fiscal 2026 as compared to the previous quarter, which has continued to adversely impact consumer sentiment. Despite the current macroeconomic landscape, we expect to grow our sales in fiscal 2026. We believe the food-away-from-home sector is a healthy, long-term growth market, and Sysco is diversified and well positioned as a market leader in food service.
Sales and Gross Profit Trends
Sales increased 4.7% and 3.6% in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. We experienced a 2.3% and 1.0% increase in U.S.
Foodservice Operations case volume in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. Our volume growth trends were attributable to local case volume increasing 3.3% and
1.4% in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. Our local case volumes have improved due to improved sales colleague retention and incremental sales colleague productivity improvements. National case volume increased 1.4% and 0.9% in the third quarter and first 39 weeks of fiscal
2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. Our volume reflects our broadline and specialty businesses. Beginning in fiscal 2026, we are now including volumes from our specialty meat business for all periods presented. We expect continued local volume growth in the fourth quarter of fiscal 2026 of at least 2.5% due to continued sales consultant productivity improvements. In addition, we expect national case volume growth in the fourth quarter due to the strength of our non-restaurant business and the onboarding of new national restaurant customers.
We experienced inflation at a rate of 2.8% in the third quarter of fiscal 2026, at the total enterprise level, primarily driven by inflation in the dairy, meat, and seafood categories. We continue to address inflation by successfully managing through cost increases in a timely manner. Gross margin increased 31 and 20 basis points in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025, primarily due to benefits from our strategic sourcing initiatives, stronger volume performance from local customers and improving mix from Sysco Brand penetration rates, and the effective management of product cost inflation.
Operating Expense Trends
Total operating expenses were $3.2 billion and $9.4 billion in the third quarter and first 39 weeks of fiscal 2026, a
10.1% and 6.9% increase compared to the third quarter and first 39 weeks of fiscal 2025, respectively. Total adjusted operating expenses were $3.0 billion and $9.0 billion in the third quarter and first 39 weeks of fiscal 2026, an 8.4% and 5.6% increase compared to the third quarter and first 39 weeks of fiscal 2025, respectively. Operating expenses increased primarily due to higher incentive compensation, sales headcount investments, increased acquisition and due diligence costs, and increased costs associated with expanded building capacity, partially offset by decreases in insurance costs. Adjusted operating expenses were
14.8% and 14.5% of sales during the third quarter and first 39 weeks of fiscal 2026, which represents a 51 and 27 basis point increase as compared to the third quarter and first 39 weeks of fiscal 2025, respectively, as a result of higher incentive compensation, sales headcount investments, and increased costs associated with expanded building capacity, partially offset by decreases in insurance costs.

Amortization Expense Trends
Sysco’s operations within the United Kingdom, located within the International Foodservice Operations segment, initiated a rebranding effort in the second quarter of fiscal 2026 to transition the Brakes® brand and other smaller brands to
“Sysco GB.” This rebranding initiative will take approximately two years to complete and will result in Sysco amortizing previously indefinite-lived intangible assets on a straight-line basis over this two-year period. The rebranding is expected to result in approximately $100 million of additional amortization expense over two years, including approximately $29 million in fiscal 2026. This amortization expense will be treated as a Certain Item, which is consistent with our treatment of amortization expense of other previously acquired intangible assets.
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
In December 2025, we acquired Ginsberg’s Foods, a broadline distributor servicing restaurants, schools, and healthcare facilities across eastern New York and neighboring states. This acquisition opens opportunities to new customers while creating procurement efficiencies through Sysco buying programs and expanded access to Sysco brand products. This company’s results are included within U.S. Foodservice Operations and were not material to our results for the third quarter and first 39 weeks of fiscal 2026.
In March 2026, we announced an agreement to acquire Jetro Restaurant Depot (JRD), a leading U.S. wholesale cash-
and-carry foodservice provider serving smaller, independent restaurants and businesses (the Proposed Transaction). JRD operates 167 large-format warehouse stores across 35 states that serve more than 725,000 independent restaurants and foodservice operators with a broad assortment of fresh and low-priced products. This transaction is expected to close by the third quarter of Sysco’s fiscal 2027, subject to the satisfaction of customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Act. See Note 15 "Subsequent Events" for more information on the terms of the Proposed
Transaction.
Interest Expense and Other Income and Expense Trends
The cash portion of the purchase price in the Proposed Transaction is expected to be financed with a combination of new senior unsecured notes, hybrid debt, cash on hand and equity or equity-linked securities. Sysco has executed a commitment letter for a $22 billion senior unsecured 364-day bridge loan facility that could be used to fund the cash portion of the purchase price and pay related fees and expenses. Subsequent to the execution of the bridge loan facility, Sysco entered into a $3 billion senior unsecured delayed draw term loan facility, comprising a $1.25 billion 364-day tranche and a $1.75 billion 2-year tranche, reducing the bridge loan facility commitments from $22 billion to $19 billion. Fees paid upfront for this facility as of April 10,
2026 total $88 million and will be amortized to interest expense within our statement of consolidated results of operations over the expected life of the bridge facility unless it is terminated at an earlier date. Additional fees will apply at later stages. This bridge facility is expected to add approximately $30 million of interest expense in fiscal 2026. Additionally, Sysco has executed cash-settled deal contingent rate lock transactions to mitigate interest rate risk on $6.3 billion of future permanent debt that could potentially be issued to finance the Proposed Transaction. As these interest rate lock transactions are contingent upon whether the Proposed Transaction is successfully consummated, we have not elected to apply hedge accounting at this time, and any unrealized gains or losses will be recognized in Other income and expense within our statement of consolidated results of operations. Our incremental interest expense from the bridge loan facility and any fair value gains or losses on these interest rate locks will be treated as a Certain Item. See Note 15 "Subsequent Events" for more information on the terms of the Proposed
Transaction.

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
Our business transformation initiatives are progressing, which include promoting our specialty programs for produce, protein and Italian products, and our customer growth initiatives. From these actions, as a part of our Recipe for Growth, the benefits of our developing capabilities are apparent in the new customers we are winning and in the progress we are making toward increasing market share. We expect that, as our Recipe for Growth matures, the impact on our top-line growth will deliver profitable and consistent growth. Our proposed acquisition of JRD is a part of our future horizons strategy enabling us to enter the wholesale cash and carry foodservice segment, which is a resilient and growing channel.
Results of Operations
The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2026	Mar. 29, 2025	Mar. 28, 2026	Mar. 29, 2025
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4	81.7	81.6	81.8
Gross profit	18.6	18.3	18.4	18.2
Operating expenses	15.6	14.8	15.0	14.5
Operating income	3.0	3.5	3.4	3.7
Interest expense	0.8	0.8	0.8	0.8
Other expense (income), net	—	—	0.1	0.1
Earnings before income taxes	2.2	2.7	2.5	2.8
Income taxes	0.5	0.7	0.6	0.6
Net earnings	1.7%	2.0%	1.9%	2.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
	Mar. 28, 2026	Mar. 28, 2026
Sales	4.7%	3.6%
Cost of sales	4.3	3.4
Gross profit	6.5	4.8
Operating expenses	10.1	6.9
Operating income	(9.1)	(4.0)
Interest expense	12.8	9.2
Other expense (income), net (1) (2)	(33.3)	37.5
Earnings before income taxes	(14.9)	(8.4)
Income taxes	(13.9)	(12.9)
Net earnings	(15.2)%	(7.0)%
Basic earnings per share	(13.4)%	(4.9)%
Diluted earnings per share	(13.4)	(4.9)
Average shares outstanding	(1.7)	(2.2)
Diluted shares outstanding	(1.7)	(2.3)

(1)	Other expense (income), net was expense of $6 million and $9 million in the third quarter of fiscal 2026 and fiscal 2025, respectively.
(2)	Other expense (income), net was expense of $44 million and $32 million in the first 39 weeks of fiscal 2026 and fiscal 2025, respectively.
The following tables represent our results by reportable segments:

	13-Week Period Ended Mar. 28, 2026
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$14,234	$3,885	$2,137	$263	$—	$20,519
Sales increase	3.1%	12.4%	2.5%	2.3%		4.7%
Percentage of total	69.4%	18.9%	10.4%	1.3%		100.0%

Operating income (loss)	$772	$83	$18	$7	$(261)	$619
Operating income (loss) increase (decrease)	2.4%	(13.5)%	5.9%	NM	42.6%	(9.1)%
Percentage of total segments	87.8%	9.4%	2.0%	0.8%		100.0%
Operating income as a percentage of sales	5.4%	2.1%	0.8%	2.7%		3.0%

	13-Week Period Ended Mar. 29, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$13,800	$3,457	$2,084	$257	$—	$19,598
Percentage of total	70.4%	17.6%	10.6%	1.4%		100.0%

Operating income (loss)	$754	$96	$17	$(3)	$(183)	$681
Percentage of total segments	87.2%	11.1%	2.0%	(0.3)%		100.0%
Operating income as a percentage of sales	5.5%	2.8%	0.8%	(1.2)%		3.5%

	39-Week Period Ended Mar. 28, 2026
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$43,397	$11,851	$6,392	$789	$—	$62,429
Sales increase (decrease)	2.8%	8.0%	2.3%	(1.6)%		3.6%
Percentage of total	69.5%	19.0%	10.2%	1.3%		100.0%

Operating income (loss)	$2,472	$315	$64	$17	$(756)	$2,112
Operating income (loss) increase (decrease)	(1.0)%	7.9%	18.5%	88.9%	16.1%	(4.0)%
Percentage of total segments	86.2%	11.0%	2.2%	0.6%		100.0%
Operating income as a percentage of sales	5.7%	2.7%	1.0%	2.2%		3.4%

	39-Week Period Ended Mar. 29, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$42,206	$10,978	$6,246	$802	$—	$60,232
Percentage of total	70.1%	18.2%	10.4%	1.3%		100.0%

Operating income (loss)	$2,496	$292	$54	$9	$(651)	$2,200
Percentage of total segments	87.6%	10.2%	1.9%	0.3%		100.0%
Operating income as a percentage of sales	5.9%	2.7%	0.9%	1.1%		3.7%
Based on information in Note 14, “Business Segment Information,” in the Notes to Consolidated Financial Statements
in Item 1 of Part I of this Form 10-Q, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 88.3% and 88.5% of Sysco’s overall sales in the third quarter and first 39 weeks of fiscal 2026, respectively. U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately
97.2% of total segment operating income in both the third quarter and first 39 weeks of fiscal 2026, respectively. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.
Results of U.S. Foodservice Operations
The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 28, 2026	13-Week Period Ended Mar. 29, 2025	Change in Dollars	% Change
	(Dollars in millions)
Sales	$14,234	$13,800	$434	3.1%
Gross profit	2,738	2,603	135	5.2
Operating expenses	1,966	1,849	117	6.3
Operating income	$772	$754	$18	2.4%

Gross profit	$2,738	$2,603	$135	5.2%
Adjusted operating expenses (Non-GAAP)	1,908	1,813	95	5.2
Adjusted operating income (Non-GAAP)	$830	$790	$40	5.1%

	39-Week Period Ended Mar. 28, 2026	39-Week Period Ended Mar. 29, 2025	Change in Dollars	% Change
	(Dollars in millions)
Sales	$43,397	$42,206	$1,191	2.8%
Gross profit	8,281	8,003	278	3.5
Operating expenses	5,809	5,507	302	5.5
Operating income	$2,472	$2,496	$(24)	(1.0)%

Gross profit	$8,281	$8,003	$278	3.5%
Adjusted operating expenses (Non-GAAP)	5,683	5,428	255	4.7
Adjusted operating income (Non-GAAP)	$2,598	$2,575	$23	0.9%
Sales
The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume (1)	2.3%	$315	1.0%	$442
Inflation	0.6	84	1.6	673
Other	0.2	35	0.2	76
Total change in sales	3.1%	$434	2.8%	$1,191

(1)
Case volumes increased 2.3% and 1.0% compared to the third quarter and first 39 weeks of fiscal 2025, respectively. This volume increase resulted in a 2.3% and 1.0% increase in the dollar value of sales compared to the third quarter and first 39 weeks of fiscal
2025, respectively.

The sales growth in our U.S. Foodservice Operations was primarily driven by case volume growth. Case volumes from our U.S. Foodservice Operations increased 2.3% and 1.0% in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. The growth in case volumes was attributable to local case volumes increasing 3.3% and 1.4% in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. National case volumes increased 1.4% and 0.9% in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025.

Operating Income
The increase in operating income for the third quarter of fiscal 2026, as compared to the third quarter fiscal 2025, was driven by case volume growth and gross profit dollar growth, partially offset by an increase in operating expenses. The decrease in operating income for the first 39 weeks of fiscal 2026, as compared to the first 39 weeks of fiscal 2025, was driven by an increase in operating expenses, partially offset by case volume growth and gross profit dollar growth.
Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2026 as compared to the third quarter and first 39 weeks of fiscal 2025, primarily as a result of improvements in our strategic sourcing initiatives, stronger volume performance from local customers and improving mix from Sysco Brand penetration rates, and the effective management of product cost fluctuations. Our local case volumes have improved due to improved sales colleague retention and incremental sales colleague productivity improvements. The estimated change in product costs, an internal measure of inflation or deflation, increased in the third quarter and first 39 weeks of fiscal 2026. Gross margin, which is gross profit as a percentage of sales, was
19.24% and 19.08% in the third quarter and first 39 weeks of fiscal 2026, respectively, for our U.S. Foodservice Operations, which was an increase of 38 basis points compared to gross margin of 18.86% in the third quarter of fiscal 2025, and an increase of 12 basis points compared to a gross margin of 18.96% in the first 39 weeks of fiscal 2025. The improvement in the third quarter and first 39 weeks of fiscal 2026 is attributable to improvements in our strategic sourcing initiatives, favorable changes in customer mix, and the effective management of product cost fluctuations.
The increase in operating expenses for the third quarter and first 39 weeks of fiscal 2026, as compared to the third quarter and first 39 weeks of fiscal 2025, was primarily driven by increases in colleague-related costs, which is inclusive of incentive compensation, and costs associated with investments in sales headcount and building expansions.

Results of International Foodservice Operations
The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 28, 2026	13-Week Period Ended Mar. 29, 2025	Change in Dollars	% Change
	(Dollars in millions)
Sales	$3,885	$3,457	$428	12.4%
Gross profit	834	728	106	14.6
Operating expenses	751	632	119	18.8
Operating income	$83	$96	$(13)	(13.5)%

Gross profit	$834	$728	$106	14.6%
Adjusted operating expenses (Non-GAAP)	690	600	90	15.0
Adjusted operating income (Non-GAAP)	$144	$128	$16	12.5%

Sales on a constant currency basis (Non-GAAP)	$3,636	$3,457	$179	5.2%
Gross profit on a constant currency basis (Non-GAAP)	777	728	49	6.7
Adjusted operating expenses on a constant currency basis (Non-GAAP)	640	600	40	6.7
Adjusted operating income on a constant currency basis (Non-GAAP)	$137	$128	$9	7.0%

	39-Week Period Ended Mar. 28, 2026	39-Week Period Ended Mar. 29, 2025	Change in Dollars	% Change
	(Dollars in millions)
Sales	$11,851	$10,978	$873	8.0%
Gross profit	2,492	2,262	230	10.2
Operating expenses	2,177	1,970	207	10.5
Operating income	$315	$292	$23	7.9%

Gross profit	$2,492	$2,262	$230	10.2%
Adjusted operating expenses (Non-GAAP)	2,039	1,875	164	8.7
Adjusted operating income (Non-GAAP)	$453	$387	$66	17.1%

Sales on a constant currency basis (Non-GAAP)	$11,374	$10,978	$396	3.6%
Gross profit on a constant currency basis (Non-GAAP)	2,378	2,262	116	5.1
Adjusted operating expenses on a constant currency basis (Non-GAAP)	1,937	1,875	62	3.3
Adjusted operating income on a constant currency basis (Non-GAAP)	$441	$387	$54	14.0%

Sales
The following table sets forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(Dollars in millions)		(Dollars in millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Inflation	3.6%	$125	4.1%	$447
Foreign currency	7.2	249	4.3	477
Case volume	1.0	36	1.4	162
Impact of divestiture	—	—	(1.9)	(207)
Other	0.6	18	0.1	(6)
Total change in sales	12.4%	$428	8.0%	$873
Sales for the third quarter of fiscal 2026 increased 12.4% as compared to the third quarter of fiscal 2025. Sales for the first 39 weeks of fiscal 2026 increased 8.0% as compared to the first 39 weeks of fiscal 2025. The sales increase in both periods is primarily due to the impact of foreign currency translation, higher inflation, and local case growth. Excluding the impact of the Mexico joint venture, which was divested in the second quarter of fiscal 2025, sales increased 10.0% in the first 39 weeks of fiscal 2026 as compared to the first 39 weeks of fiscal 2025.
Operating Income
The decrease in operating income for the third quarter of fiscal 2026, as compared to the third quarter of fiscal 2025, was primarily due to increases in operating expenses, partially offset by local case volume growth driven by expanded supply chain capacity, increased availability of Sysco branded merchandise, and increased sales colleague headcount. The increase in operating income for the first 39 weeks of fiscal 2026, as compared to the first 39 weeks of fiscal 2025, is primarily due to local case volume growth driven by expanded supply chain capacity, increased availability of Sysco branded merchandise, and increased sales colleague headcount, partially offset by increases in operating expenses.
The increase in gross profit dollars in the third quarter and first 39 weeks of fiscal 2026, as compared to the third quarter and first 39 weeks of fiscal 2025, was primarily attributable to increases in local case volumes. Local case volumes increased approximately 3.8% in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025.
The increase in operating expenses in the third quarter and first 39 weeks of fiscal 2026 as compared to the third quarter and first 39 weeks of fiscal 2025 was primarily due to increases in colleague-related costs and supply chain transformation costs, as well as the impact of foreign currency translation.
Results of SYGMA and Other Segment
SYGMA segment sales were 2.5% and 2.3% higher in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. Operating income increased $1 million and $10 million in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025.
These results are reflective of recent increased strength in our supply chain operations.
For the operations that are grouped within Other, operating income increased $10 million and $8 million in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. The operations of this group primarily consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses
Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the third quarter of fiscal 2026 increased $63 million, or 30.4%, as compared to the third quarter of fiscal 2025, primarily due to increases in colleague-related costs, which is inclusive of incentive compensation, and acquisition and due diligence costs, partially offset by decreases in insurance costs. These expenses in the first 39 weeks of fiscal 2026 increased $110 million, or 16.2%, as compared to the first 39 weeks of fiscal 2025, primarily due to increases in colleague-related costs, which is inclusive of incentive compensation, and acquisition and due diligence costs, partially offset by decreases in insurance costs.
Included in Global Support Center expenses are Certain Items that totaled $30 million and $98 million in the third quarter and first 39 weeks of fiscal 2026, as compared to $24 million and $54 million in the third quarter and first 39 weeks of fiscal 2025, respectively. Certain Items impacting the third quarter and first 39 weeks of fiscal 2026 were primarily expenses associated with our business technology transformation initiatives and acquisition and due diligence costs. Certain Items impacting the third quarter and first 39 weeks of fiscal 2025 were primarily expenses associated with severances, our business technology transformation initiatives and expenses associated with acquisitions.
Interest Expense
Interest expense increased $19 million and $43 million for the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. The increase was primarily due to interest expense on recently issued senior notes.
Other Income and Expense
Other expense decreased $3 million and increased $12 million for the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. The changes are primarily due to foreign exchange gains and losses incurred in those periods.
Net Earnings
Net earnings decreased 15.2% and 7.0% in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025, primarily due to the items noted above for operating income, and interest expense, as well as items impacting our income taxes that are discussed in Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, decreased 3.6% and increased 1.0% in the third quarter and first 39 weeks of fiscal 2026, respectively, as compared to the third quarter and first 39 weeks of fiscal 2025. Adjusted net earnings were favorably impacted in the third quarter and first 39 weeks of fiscal 2026 by increases in sales volumes, benefits from our strategic sourcing initiatives, and the effective management of our product cost inflation. Adjusted net earnings were negatively impacted in the third quarter and first 39 weeks of fiscal 2026 by higher incentive compensation.
Earnings Per Share
Basic earnings per share in the third quarter of fiscal 2026 were $0.71, a 13.4% decrease from the comparable prior year period amount of $0.82 per share. Diluted earnings per share in the third quarter of fiscal 2026 were $0.71, a 13.4%
decrease from the comparable prior year period amount of $0.82 per share. Adjusted diluted earnings per share, excluding
Certain Items, in the third quarter of fiscal 2026 were $0.94, a 2.1% decrease from the comparable prior year amount of $0.96 per share.
Basic earnings per share in the first 39 weeks of fiscal 2026 were $2.52, a 4.9% decrease from the comparable prior year amount of $2.65 per share. Diluted earnings per share in the first 39 weeks of fiscal 2026 were $2.51, a 4.9% decrease from the comparable prior year period amount of $2.64 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first 39 weeks of fiscal 2026 were $3.08, a 3.4% increase from the comparable prior year amount of $2.98 per share.

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
Adjustments provided herein for fiscal 2026 results of operations also remove the impact of a charge associated with a legal matter. No similar charge was applicable in fiscal 2025.

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

Management believes that adjusting its operating expenses, operating income, operating margin, net earnings and diluted earnings per share to remove these Certain Items, presenting its results on a constant currency basis, and adjusting its sales results to exclude the impact of its joint venture in Mexico provides an important perspective with respect to our underlying business trends and results. It provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-
over-year basis.

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

	13-Week Period Ended Mar. 28, 2026	13-Week Period Ended Mar. 29, 2025	Change in Dollars	%/bps Change
Sales (GAAP)	$20,519	$19,598	$921	4.7%
Impact of currency fluctuations (1)	(252)		(252)	(1.3)
Comparable sales using a constant currency basis (Non-GAAP)	$20,267	$19,598	$669	3.4%

Cost of sales (GAAP)	$16,707	$16,017	$690	4.3%

Gross profit (GAAP)	$3,812	$3,581	$231	6.5%
Impact of currency fluctuations (1)	(58)		(58)	(1.7)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,754	$3,581	$173	4.8%

Gross margin (GAAP)	18.58%	18.27%		31 bps
Impact of currency fluctuations (1)	(0.06)			-6 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.52%	18.27%		25 bps

Operating expenses (GAAP)	$3,193	$2,900	$293	10.1%
Impact of restructuring, transformational project, and other costs (2)	(94)	(50)	(44)	(88.0)
Impact of acquisition-related costs (3)	(55)	(42)	(13)	(31.0)
Operating expenses adjusted for Certain Items (Non-GAAP)	3,044	2,808	236	8.4

Impact of currency fluctuations (1)	(51)		(51)	(1.8)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,993	$2,808	$185	6.6%

Operating expense as a percentage of sales (GAAP)	15.56%	14.80%		76 bps
Impact of certain item adjustments	(0.72)	(0.47)		-25 bps
Adjusted operating expense as a percentage of sales (Non- GAAP)	14.84%	14.33%		51 bps

Operating income (GAAP)	$619	$681	$(62)	(9.1)%
Impact of restructuring, transformational project, and other costs (2)	94	50	44	88.0
Impact of acquisition-related costs (3)	55	42	13	31.0
Operating income adjusted for Certain Items (Non-GAAP)	768	773	(5)	(0.6)
Impact of currency fluctuations (1)	(7)		(7)	(1.0)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$761	$773	$(12)	(1.6)%

Operating margin (GAAP)	3.02%	3.47%		-45 bps
Operating margin adjusted for Certain Items (Non-GAAP)	3.74%	3.94%		-20 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.75%	3.94%		-19 bps

Net earnings (GAAP)	$340	$401	$(61)	(15.2)%
Impact of restructuring, transformational project, and other costs (2)	94	50	44	88.0
Impact of acquisition-related costs (3)	55	42	13	31.0
Tax impact of restructuring, transformational project, and other costs (4)	(23)	(13)	(10)	(76.9)
Tax impact of acquisition-related costs (4)	(14)	(11)	(3)	(27.3)
Net earnings adjusted for Certain Items (Non-GAAP)	$452	$469	$(17)	(3.6)%

Diluted earnings per share (GAAP)	$0.71	$0.82	$(0.11)	(13.4)%
Impact of restructuring, transformational project, and other costs (2)	0.20	0.10	0.10	100.0
Impact of acquisition-related costs (3)	0.11	0.09	0.02	22.2
Tax impact of restructuring, transformational project, and other costs (4)	(0.05)	(0.03)	(0.02)	(66.7)
Tax impact of acquisition-related costs (4)	(0.03)	(0.02)	(0.01)	(50.0)
Diluted earnings per share adjusted for Certain Items (Non- GAAP) (5)	$0.94	$0.96	$(0.02)	(2.1)%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2026 includes $43 million related to restructuring costs, severance charges, and costs associated with a legal matter and $51 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2025 includes $15 million related to restructuring and severance charges and $35 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy.

(3)
Fiscal 2026 includes $42 million of intangible amortization expense and $13 million in acquisition and due diligence costs. Fiscal 2025 includes $32 million of intangible amortization expense and $10 million in acquisition and due diligence costs.

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

	39-Week Period Ended Mar. 28, 2026	39-Week Period Ended Mar. 29, 2025	Change in Dollars	%/bps Change
Sales (GAAP)	$62,429	$60,232	$2,197	3.6%
Impact of Mexico joint venture sales	—	(207)	207	0.4
Comparable sales excluding Mexico joint venture (Non-GAAP)	$62,429	$60,025	$2,404	4.0%

Sales (GAAP)	$62,429	$60,232	$2,197	3.6%
Impact of currency fluctuations (1)	(481)		(481)	(0.8)
Comparable sales using a constant currency basis (Non-GAAP)	$61,948	$60,232	$1,716	2.8%

Cost of sales (GAAP)	$50,924	$49,249	$1,675	3.4%

Gross profit (GAAP)	$11,505	$10,983	$522	4.8%
Impact of currency fluctuations (1)	(115)		(115)	(1.1)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$11,390	$10,983	$407	3.7%

Gross margin (GAAP)	18.43%	18.23%		20 bps
Impact of currency fluctuations (1)	(0.04)			-4 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.39%	18.23%		16 bps

Operating expenses (GAAP)	$9,393	$8,783	$610	6.9%
Impact of restructuring, transformational project, and other costs (2)	(207)	(107)	(100)	(93.5)
Impact of acquisition-related costs (3)	(155)	(121)	(34)	(28.1)
Operating expenses adjusted for Certain Items (Non-GAAP)	9,031	8,555	476	5.6
Impact of currency fluctuations (1)	(102)		(102)	(1.2)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$8,929	$8,555	$374	4.4%

Operating expense as a percentage of sales (GAAP)	15.05%	14.58%		47 bps
Impact of certain item adjustments	(0.58)	(0.38)		-20 bps
Adjusted operating expense as a percentage of sales (Non- GAAP)	14.47%	14.20%		27 bps

Operating income (GAAP)	$2,112	$2,200	$(88)	(4.0)%
Impact of restructuring, transformational project, and other costs (2)	207	107	100	93.5
Impact of acquisition-related costs (3)	155	121	34	28.1
Operating income adjusted for Certain Items (Non-GAAP)	2,474	2,428	46	1.9
Impact of currency fluctuations (1)	(13)		(13)	(0.5)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,461	$2,428	$33	1.4%

Operating margin (GAAP)	3.38%	3.65%		-27 bps
Operating margin adjusted for Certain Items (Non-GAAP)	3.96%	4.03%		-7 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	3.97%	4.03%		-6 bps

Net earnings (GAAP)	$1,206	$1,297	$(91)	(7.0)%
Impact of restructuring, transformational project, and other costs (2)	207	107	100	93.5

	39-Week Period Ended Mar. 28, 2026	39-Week Period Ended Mar. 29, 2025	Change in Dollars	%/bps Change
Impact of acquisition-related costs (3)	155	121	34	28.1
Tax impact of restructuring, transformational project, and other costs (4)	(50)	(27)	(23)	(85.2)
Tax impact of acquisition-related costs (4)	(37)	(31)	(6)	(19.4)
Net earnings adjusted for Certain Items (Non-GAAP)	$1,481	$1,467	$14	1.0%

Diluted earnings per share (GAAP)	$2.51	$2.64	$(0.13)	(4.9)%
Impact of restructuring, transformational project, and other costs (2)	0.43	0.22	0.21	95.5
Impact of acquisition-related costs (3)	0.32	0.25	0.07	28.0
Tax impact of restructuring, transformational project, and other costs (4)	(0.10)	(0.05)	(0.05)	(100.0)
Tax impact of acquisition-related costs (4)	(0.08)	(0.06)	(0.02)	(33.3)
Diluted earnings per share adjusted for Certain Items (Non- GAAP) (5)	$3.08	$2.98	$0.10	3.4%

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2026 includes $63 million related to restructuring costs, severance charges, and costs associated with a legal matter and $144 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal 2025 includes $31 million related to restructuring and severance charges and $76 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy.

(3)
Fiscal 2026 includes $108 million of intangible amortization expense and $47 million in acquisition and due diligence costs. Fiscal
2025 includes $97 million of intangible amortization expense and $24 million in acquisition and due diligence costs.

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

	13-Week Period Ended Mar. 28, 2026	13-Week Period Ended Mar. 29, 2025	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$1,966	$1,849	$117	6.3%
Impact of restructuring, transformational project, and other costs (1)	(39)	(16)	(23)	NM
Impact of acquisition-related costs (2)	(19)	(20)	1	5.0
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,908	$1,813	$95	5.2%

Operating income (GAAP)	$772	$754	$18	2.4%
Impact of restructuring, transformational project, and other costs (1)	39	16	23	NM
Impact of acquisition-related costs (2)	19	20	(1)	(5.0)
Operating income adjusted for Certain Items (Non-GAAP)	$830	$790	$40	5.1%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$3,885	$3,457	$428	12.4%
Impact of currency fluctuations (3)	(249)		(249)	(7.2)
Comparable sales using a constant currency basis (Non-GAAP)	$3,636	$3,457	$179	5.2%

Gross profit (GAAP)	$834	$728	$106	14.6%
Impact of currency fluctuations (3)	(57)		(57)	(7.9)
Comparable gross profit using a constant currency basis (Non- GAAP)	$777	$728	$49	6.7%

Gross margin (GAAP)	21.47%	21.06%		41 bps
Impact of currency fluctuations (3)	(0.10)			-10 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	21.37%	21.06%		31 bps

Operating expenses (GAAP)	$751	$632	$119	18.8%
Impact of restructuring and transformational project costs (4)	(39)	(13)	(26)	NM
Impact of acquisition-related costs (2)	(22)	(19)	(3)	(15.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	690	600	90	15.0
Impact of currency fluctuations (3)	(50)		(50)	(8.3)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$640	$600	$40	6.7%

Operating income (GAAP)	$83	$96	$(13)	(13.5)%
Impact of restructuring and transformational project costs (4)	39	13	26	NM
Impact of acquisition-related costs (2)	22	19	3	15.8
Operating income adjusted for Certain Items (Non-GAAP)	144	128	16	12.5
Impact of currency fluctuations (3)	(7)		(7)	(5.5)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$137	$128	$9	7.0%

SYGMA
Operating expenses (GAAP)	$145	$149	$(4)	(2.7)%
Operating income (GAAP)	18	17	1	5.9

OTHER
Operating expenses (GAAP)	$61	$63	$(2)	(3.2)%
Operating income (loss) (GAAP)	7	(3)	10	NM

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$9	$24	$(15)	(62.5)%

	13-Week Period Ended Mar. 28, 2026	13-Week Period Ended Mar. 29, 2025	Change in Dollars	%/bps Change
Operating expenses (GAAP)	$270	$207	$63	30.4%
Impact of restructuring and transformational project costs (5)	(16)	(21)	5	23.8
Impact of acquisition-related costs (6)	(14)	(3)	(11)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$240	$183	$57	31.1%

Operating loss (GAAP)	$(261)	$(183)	$(78)	(42.6)%
Impact of restructuring and transformational project costs (5)	16	21	(5)	(23.8)
Impact of acquisition-related costs (6)	14	3	11	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(231)	$(159)	$(72)	(45.3)%

(1)	Primarily represents severance charges, transformation initiative costs, and costs associated with a legal matter.
(2)	Fiscal 2026 and fiscal 2025 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation initiative costs primarily in Europe.
(5)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(6)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

	39-Week Period Ended Mar. 28, 2026	39-Week Period Ended Mar. 29, 2025	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$5,809	$5,507	$302	5.5%
Impact of restructuring, transformational project, and other costs (1)	(54)	(26)	(28)	NM
Impact of acquisition-related costs (2)	(72)	(53)	(19)	(35.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	$5,683	$5,428	$255	4.7%

Operating income (GAAP)	$2,472	$2,496	$(24)	(1.0)%
Impact of restructuring, transformational project, and other costs (1)	54	26	28	NM
Impact of acquisition-related costs (2)	72	53	19	35.8
Operating income adjusted for Certain Items (Non-GAAP)	$2,598	$2,575	$23	0.9%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$11,851	$10,978	$873	8.0%
Impact of Mexico joint venture sales	—	(207)	207	2.0
Comparable sales excluding Mexico joint venture (Non-GAAP)	$11,851	$10,771	$1,080	10.0%

Sales (GAAP)	$11,851	$10,978	$873	8.0%
Impact of currency fluctuations (3)	(477)		(477)	(4.4)
Comparable sales using a constant currency basis (Non-GAAP)	$11,374	$10,978	$396	3.6%

Gross profit (GAAP)	$2,492	$2,262	$230	10.2%
Impact of currency fluctuations (3)	(114)		(114)	(5.1)
Comparable gross profit using a constant currency basis (Non- GAAP)	$2,378	$2,262	$116	5.1%

Gross margin (GAAP)	21.03%	20.60%		43 bps
Impact of currency fluctuations (3)	(0.12)			-12 bps
Comparable gross margin using a constant currency basis (Non- GAAP)	20.91%	20.60%		31 bps

Operating expenses (GAAP)	$2,177	$1,970	$207	10.5%
Impact of restructuring and transformational project costs (4)	(91)	(39)	(52)	NM
Impact of acquisition-related costs (2)	(47)	(56)	9	16.1
Operating expenses adjusted for Certain Items (Non-GAAP)	2,039	1,875	164	8.7
Impact of currency fluctuations (3)	(102)		(102)	(5.4)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$1,937	$1,875	$62	3.3%

Operating income (GAAP)	$315	$292	$23	7.9%
Impact of restructuring and transformational project costs (4)	91	39	52	NM
Impact of acquisition-related costs (2)	47	56	(9)	(16.1)
Operating income adjusted for Certain Items (Non-GAAP)	453	387	66	17.1
Impact of currency fluctuations (3)	(12)		(12)	(3.1)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$441	$387	$54	14.0%

	39-Week Period Ended Mar. 28, 2026	39-Week Period Ended Mar. 29, 2025	Change in Dollars	%/bps Change
SYGMA
Sales (GAAP)	$6,392	$6,246	$146	2.3%
Gross profit (GAAP)	496	492	4	0.8
Gross margin (GAAP)	7.76%	7.88%		-12 bps

Operating expenses (GAAP)	$432	$438	$(6)	(1.4)%
Operating income (GAAP)	64	54	10	18.5%

OTHER
Operating expenses (GAAP)	$185	$188	$(3)	(1.6)%
Operating income (GAAP)	17	9	8	88.9%

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$34	$29	$5	17.2%

Operating expenses (GAAP)	$790	$680	$110	16.2%
Impact of restructuring and transformational project costs (5)	(62)	(42)	(20)	(47.6)
Impact of acquisition-related costs (6)	(36)	(12)	(24)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$692	$626	$66	10.5%

Operating loss (GAAP)	$(756)	$(651)	$(105)	(16.1)%
Impact of restructuring and transformational project costs (5)	62	42	20	47.6
Impact of acquisition-related costs (6)	36	12	24	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(658)	$(597)	$(61)	(10.2)%

(1)	Primarily represents severance charges, transformation initiative costs, and costs associated with a legal matter.
(2)	Fiscal 2026 and fiscal 2025 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation initiative costs primarily in Europe.
(5)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(6)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA should not be used as a substitute for the most comparable GAAP measure in assessing Sysco’s overall financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and
Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2025 Form
10-K for discussions regarding this non-GAAP performance metric. Set forth below is a reconciliation of actual net earnings to
EBITDA and to adjusted EBITDA results for the periods presented (dollars in millions):

	13-Week Period Ended Mar. 28, 2026	13-Week Period Ended Mar. 29, 2025	Change in Dollars	% Change
Net earnings (GAAP)	$340	$401	$(61)	(15.2)%
Interest (GAAP)	168	149	19	12.8
Income taxes (GAAP)	105	122	(17)	(13.9)
Depreciation and amortization (GAAP)	251	238	13	5.5
EBITDA (Non-GAAP)	$864	$910	$(46)	(5.1)%
Certain Item adjustments:
Impact of restructuring, transformational project, and other costs (1)	$93	$49	$44	89.8%
Impact of acquisition-related costs (2)	13	10	3	30.0
EBITDA adjusted for Certain Items (Non-GAAP) (3)	$970	$969	$1	0.1%
Other expense (income), net	6	9	(3)	(33.3)
Depreciation and amortization, as adjusted (Non- GAAP) (4)	(208)	(205)	(3)	(1.5)
Operating income adjusted for Certain Items (Non- GAAP)	$768	$773	$(5)	(0.6)%

(1)
Fiscal 2026 and fiscal 2025 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation. In addition, fiscal 2026 includes charges associated with a legal matter.

(2)	Fiscal 2026 and fiscal 2025 include acquisition and due diligence costs.
(3)
In arriving at adjusted EBITDA, Sysco does not adjust out interest income of $6 million and $7 million or non-cash stock compensation expense of $31 million and $15 million in fiscal 2026 and fiscal 2025, respectively.

(4)
Fiscal 2026 includes $251 million in GAAP depreciation and amortization expense, less $43 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2025 includes $238 million in GAAP depreciation and amortization expense, less $33 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

	39-Week Period Ended Mar. 28, 2026	39-Week Period Ended Mar. 29, 2025	Change in Dollars	% Change
Net earnings (GAAP)	$1,206	$1,297	$(91)	(7.0)%
Interest (GAAP)	512	469	43	9.2
Income taxes (GAAP)	350	402	(52)	(12.9)
Depreciation and amortization (GAAP)	724	709	15	2.1
EBITDA (Non-GAAP)	$2,792	$2,877	$(85)	(3.0)%
Certain Item adjustments:
Impact of restructuring, transformational project, and other costs (1)	$203	$104	$99	95.2%
Impact of acquisition-related costs (2)	46	24	22	91.7
EBITDA adjusted for Certain Items (Non-GAAP) (3)	$3,041	$3,005	$36	1.2%
Other expense (income), net	44	32	12	37.5
Depreciation and amortization, as adjusted (Non- GAAP) (4)	(611)	(609)	(2)	(0.3)
Operating income adjusted for Certain Items (Non- GAAP)	$2,474	$2,428	$46	1.9%

(1)
Fiscal 2026 and 2025 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation. In addition, fiscal 2026 includes charges associated with a legal matter.

(2)	Fiscal 2026 and fiscal 2025 include acquisition and due diligence costs.
(3)
In arriving at adjusted EBITDA, Sysco does not exclude interest income of $18 million and $22 million or non-cash stock compensation expense of $95 million and $74 million for fiscal 2026 and fiscal 2025, respectively.

(4)
Fiscal 2026 includes $724 million in GAAP depreciation and amortization expense, less $113 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2025 includes $709 million in GAAP depreciation and amortization expense, less $100 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

Liquidity and Capital Resources
Highlights
We produced free cash flow of $1.1 billion in the first 39 weeks of fiscal 2026, as compared to $954 million in the first
39 weeks of fiscal 2025. The increase in free cash flow is attributable to an increase in cash provided by operating activities and a decrease in capital expenditures, partially offset by a decrease in proceeds from sales of plant and equipment. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 39 weeks of fiscal 2026 to the first 39 weeks of fiscal 2025 are provided.

	39-Week Period Ended Mar. 28, 2026	39-Week Period Ended Mar. 29, 2025
Source of cash (use of cash)	(In millions)
Net cash provided by operating activities (GAAP)	$1,463	$1,317
Additions to plant and equipment	(461)	(532)
Proceeds from sales of plant and equipment	131	169
Free Cash Flow (Non-GAAP) (1)	$1,133	$954

Acquisition of businesses, net of cash acquired	$(189)	$(40)
Debt borrowings (repayments), net	637	1,078
Stock repurchases	(200)	(700)
Dividends paid	(778)	(752)

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

Sources and Uses of Cash
Sysco generates cash in the U.S. and internationally. As of March 28, 2026, we had $1.9 billion in cash and cash equivalents, approximately 30% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow.
Due to our strong financial position, we believe we will continue to be able to effectively access capital markets, as needed.
Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. The remaining cash balances are invested in high-quality, short-term instruments.
We believe our cash flow from operations, the availability of liquidity under our commercial paper programs and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes. See Note
15 "Subsequent Events" for more information about our financing plans to our Proposed Transaction.

Cash Flows
Operating Activities
We generated $1.5 billion in cash flows from operations in the first 39 weeks of fiscal 2026, compared to cash flows from operations of $1.3 billion in the first 39 weeks of fiscal 2025. In the first 39 weeks of fiscal 2026, these amounts included year-over-year favorable comparisons on working capital of $45 million due to a favorable comparison in accounts payable, partially offset by unfavorable comparisons in accounts receivable and inventory. Accrued expenses also had a favorable comparison, primarily related to lower payments of accrued incentive compensation in the first 39 weeks of fiscal 2026 in comparison to the first 39 weeks of fiscal 2025. Income taxes positively impacted cash flows from operations, as estimated payments made in the first 39 weeks of fiscal 2026 were lower compared to the first 39 weeks of fiscal 2025.
Investing Activities
Our capital expenditures in the first 39 weeks of fiscal 2026 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 39 weeks of fiscal 2026 were $71 million lower than in the first 39 weeks of fiscal 2025, primarily due to timing of capital spending.
During the first 39 weeks of fiscal 2026, we paid $189 million, net of cash acquired, primarily for the acquisitions of
Fairfax Meadow and Ginsberg’s Foods. During the first 39 weeks of fiscal 2025, we paid $40 million, net of cash acquired, for the acquisition of Campbells Prime Meat.
During the first 39 weeks of fiscal 2026, we received $131 million in proceeds from sales of plant and equipment, which was primarily attributable to proceeds received from sale leaseback transactions. During the first 39 weeks of fiscal 2025, we received $169 million in proceeds from sales of plant and equipment, which was primarily attributable to proceeds received from sale leaseback transactions.
Financing Activities
Equity Transactions
Proceeds from exercises of share-based compensation awards were $124 million in the first 39 weeks of fiscal 2026, as compared to $96 million in the first 39 weeks of fiscal 2025. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.
In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to
$5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased 2,230,415 shares for $200 million during the first 39 weeks of fiscal 2026. As of March 28, 2026, we had a remaining authorization of approximately $1.3 billion. We repurchased no additional shares under our authorization from the end of our fiscal third quarter through April 10, 2026.  In connection with the Proposed Transaction, we have suspended the repurchase of additional shares for the remainder of fiscal 2026.
Dividends paid in the first 39 weeks of fiscal 2026 were $778 million, or $1.62 per share, as compared to $752 million, or $1.53 per share, in the first 39 weeks of fiscal 2025. In February 2026, we declared our regular quarterly dividend for the third quarter of fiscal 2026 of $0.54 per share, which was paid in April 2026. In April 2026, we declared our regular quarterly dividend for the fourth quarter of fiscal 2026 of $0.55 per share, representing an increase of $0.01 per share. This dividend will be payable in July 2026.

Debt Activity and Borrowing Availability
Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 8,
“Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of March 28, 2026 are also disclosed within that note.
On March 30, 2026, we executed a commitment letter for a $22 billion senior unsecured 364-day bridge loan facility in connection with the Proposed Transaction. Subsequent to the execution of the bridge loan facility, Sysco entered into a
$3 billion senior unsecured delayed draw term loan facility, comprising a $1.25 billion 364-day tranche and a $1.75 billion 2-
year tranche, reducing the bridge loan facility commitments from $22 billion to $19 billion.
On April 16, 2026, Sysco entered into a new long-term revolving credit facility, which replaces Sysco’s existing
$3.0 billion senior revolving credit facility that was originally entered into on September 5, 2025. The aggregate commitments of the lenders under the new revolving credit agreement are $3.0 billion, and such commitments will increase to $4.0 billion after the completion of the Proposed Transaction. The new revolving credit agreement has an option to increase such commitments to $5.0 billion. See Note 15 "Subsequent Events" for more information on the terms of the Proposed Transaction.
Guarantor Summarized Financial Information
On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. As of March 28, 2026, Sysco had a total of $12.2 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries
(non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Liquidity and Capital Resources” contained in our fiscal 2025 Form 10-K for additional information regarding the terms of the guarantees.
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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Mar. 28, 2026	Jun. 28, 2025
	(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$157	$377
Current assets	7,296	6,015
Total current assets	$7,453	$6,392
Notes receivable from non-obligor subsidiaries	$1	$20
Other noncurrent assets	5,410	5,211
Total noncurrent assets	$5,411	$5,231

LIABILITIES
Payables due to non-obligor subsidiaries	$83	$61
Other current liabilities	3,512	3,214
Total current liabilities	$3,595	$3,275
Notes payable to non-obligor subsidiaries	$406	$334
Long-term debt	12,139	11,890
Other noncurrent liabilities	1,764	1,538
Total noncurrent liabilities	$14,309	$13,762

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	39-Week Period Ended Mar. 28, 2026
(In millions)
Sales	$37,632
Gross profit	6,719
Operating income	1,599
Interest expense from non-obligor subsidiaries	111
Net earnings	956
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
As part of the rebranding initiative in the United Kingdom discussed above, we performed impairment testing on the related indefinite-lived intangible assets during fiscal 2026. The assets were determined not to be impaired. The rebranding initiative will result in Sysco amortizing previously indefinite-lived intangible assets on a straight-line basis over a two-year period.
Forward-Looking Statements
Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.
Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,”
“could,” “can,” “may,” “projected,” “continues,” “continuously,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. This report contains various statements relating to future financial performance and results, business strategy, plans, goals and objectives, including certain outlook, business trends, our dividend and share repurchase programs, our expectation of future macroeconomic conditions and other statements that are not historical facts about the expected timing and completion of the Proposed Transaction with JRD and the anticipated benefits of such
Proposed Transaction.
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
•the risk that the exclusive forum provisions in our amended and restated bylaws could limit our stockholders’
ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•the risk that the Proposed Transaction with JRD is not consummated as expected, in a timely manner or at all; and
•the risk that any of the anticipated benefits of the Proposed Transaction will not be realized or will not be realized within the expected time period.
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
For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market
Risks” in our fiscal 2025 Form 10-K. There have been no significant changes to our market risks since June 28, 2025, except for the addition of interest rate risk as a result of the Proposed Transaction. See Note 15 “Subsequent Events” for more information on the terms of the Proposed Transaction. We have executed cash-settled deal contingent rate lock transactions to mitigate interest rate risk on $6.3 billion of future permanent debt that could potentially be issued to finance the purchase of
JRD. As these interest rate lock transactions are contingent upon whether the transaction is successfully consummated, we have not elected to apply hedge accounting at this time and any unrealized gains or losses will be recognized in Other income and expense within our statement of consolidated results of operations.
Item 4.  Controls and Procedures
Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-
benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 28, 2026, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f)
and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
Except as provided below, there were no material changes from the Risk Factors disclosed in Item 1A of our fiscal
2025 Form 10-K.
Risks Related to the Proposed Transaction
The Proposed Transaction is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Proposed Transaction in a timely manner or at all could have adverse effects on the company.
The completion of the Proposed Transaction is subject to a number of conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, some of which are not in our control. The failure to satisfy the required conditions could delay the completion of the Proposed Transaction for a significant period of time or prevent it from occurring at all. A failure to complete the Proposed Transaction would mean that we will not realize the anticipated benefits of the transaction, including our proposed expansion into the cash & carry channel.
Without realizing any of the benefits of having completed the Proposed Transaction, the Company will be subject to a number of risks, including the following:
•the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Proposed Transaction will be completed;
•we could owe a termination fee of $1.164 billion under certain circumstances;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations, including on our ability to retain and attract employees and those with whom we do business, such as customers, suppliers and business partners;
•we have committed and will continue to commit time and resources to matters relating to the Proposed
Transaction that could otherwise have been devoted to ongoing business operations and pursuing other beneficial opportunities for the company;
•we will still be required to pay significant fees and expenses relating to financing arrangements, which may include investment banking fees and commissions, professional fees and other costs and expenses;
•we will be required to pay costs relating to the Proposed Transaction, such as legal, accounting, financial advisory and printing fees, whether or not the Proposed Transaction is completed; and

•we may commit significant time and resources to defending against litigation related to any failure to complete the
Proposed Transaction or related to any enforcement proceeding commenced against the company to perform our obligations pursuant to the transaction agreement.
In addition, one or more conditions in the transaction agreement may not be satisfied on a timely manner. A delay in completing the Proposed Transaction could cause us to realize some or all of the expected benefits later than we otherwise expect if the Proposed Transaction is successfully completed within the anticipated timeframe, which could result in additional transaction costs or in other negative effects associated with uncertainty about completion of the Proposed Transaction. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We are subject to business uncertainties while the Proposed Transaction is pending.
While the Proposed Transaction is pending, uncertainty about the effect of the Proposed Transaction on employees, clients, customers, suppliers and vendors may have an adverse effect on our ongoing business operations. These uncertainties may impair our ability to retain and hire key personnel and maintain business relationships; result in the loss of suppliers, customers and other business partners or in the termination of existing contracts or relationships; and divert our management’s attention from our business as we work to take all steps necessary to close the Proposed Transaction. Any of these could have a material adverse effect on our business and results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We made the following share repurchases during the third quarter of fiscal 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 28 - January 24	—	$—	—	—
Month #2
January 25 - February 21	1,918,075	89.64	1,912,374	—
Month #3
February 22 - March 28	318,041	89.84	318,041	—
Totals	2,236,116	$89.66	2,230,415	—

(1)	The total number of shares purchased includes 0, 5,701, and 0 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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
We repurchased 2,230,415 shares for $200 million during the first 39 weeks of fiscal 2026. As of March 28, 2026, we had a remaining authorization of approximately $1.3 billion. We repurchased no additional shares under our authorization from the end of our fiscal third quarter through April 10, 2026.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Insider Trading Arrangements and Policies
During the quarter ended March 28, 2026, no director or executive officer of Sysco adopted or terminated a Rule
10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each term as defined in Item 408(a) of Regulation S-K).
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

2.1**	—
Agreement and Plan of Merger, dated as of March 30, 2026, by and among Sysco Corporation, JRD Unico,
Inc., Warehouse Realty, LLC, New Slider Holdco, Inc., Slider Merger Sub 1, Inc., Slider Merger Sub 2, Inc.,
Slider Merger Sub 3, LLC, and Holder Representative, incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on March 30, 2026 (File No. 1-6544).

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
Forty-Eighth Supplemental Indenture, dated as of February 13, 2026, by and among the Company, the
Subsidiary Guarantors and the Trustee relating to the 2031 Notes (including the Form of 4.400% Senior
Note), incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on February 13, 2026
(File No. 1-6544).

4.2	—
Forty-Ninth Supplemental Indenture, dated as of February 13, 2026, by and among the Company, the
Subsidiary Guarantors and the Trustee relating to the 2036 Notes (including the Form of 4.950% Senior
Note), incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed on February 13, 2026
(File No. 1-6544).

10.1**	—
Stockholders Agreement, dated as of March 30, 2026, by and among New Slider Holdco, Inc and certain other parties thereto, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 30,
2026 (File No. 1-6544).

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
# Filed herewith
* Furnished, not filed.
**Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K,
as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request. Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The
Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: April 28, 2026	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and
Chief Executive Officer

Date: April 28, 2026	By:	/s/ BRANDON SEWELL
Brandon Sewell
Interim Chief Financial Officer

Date: April 28, 2026	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President,
Chief Accounting Officer