Form 10-K
period 2026-06-27
SYSCO CORP
filed 2026-08-21
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6544
________________
Sysco Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1648137 (I.R.S. Employer Identification No.)
1390 Enclave Parkway Houston, Texas (Address of principal executive offices)	77077-2099 (Zip Code)
Registrant’s Telephone Number, Including Area Code:
(281) 584-1390
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value	SYY	New York Stock Exchange
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

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $35,217,557,254 as of December 26, 2025 (based on the closing sales price on the New York Stock Exchange Composite Tape). As of August 4, 2026, the registrant had issued and outstanding an aggregate of 479,096,016 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s 2026 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III where indicated.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or the “company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation is the global leader in selling, marketing and distributing food and related products to customers who prepare meals away from home. This includes restaurants, healthcare and educational facilities, lodging establishments, entertainment venues, and more.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115 million to our all-time high of $84.6 billion in annual sales in fiscal 2026, both through internal expansion of existing operations and acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended June 27, 2026 for fiscal 2026, a 52-week year ended June 28, 2025 for fiscal 2025 and a 52-week year ended June 29, 2024 for fiscal 2024. We will have a 53-week year ending July 3, 2027 for fiscal 2027.

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

Proposed Merger with Jetro Restaurant Depot

On March 30, 2026, Sysco Corporation entered into an agreement and plan of merger (the Merger Agreement) pursuant to which Sysco Corporation will acquire JRD Unico, Inc. and Warehouse Realty LLC (collectively, Jetro Restaurant Depot or JRD) through a series of transactions (the merger and the other transactions contemplated by the Merger Agreement, the Transactions). JRD is a leading U.S. wholesale cash-and-carry foodservice provider serving smaller, independent restaurants and businesses. JRD operates 167 large-format warehouse stores across 35 states that serve more than 725,000 independent restaurants and foodservice operators with a broad assortment of fresh and low-priced products.

Sysco has agreed to pay approximately $29.1 billion to JRD equity holders, comprised of $21.6 billion in cash, subject to customary adjustments, and 91.5 million shares of Sysco Holdings common stock. Following the closing of the Transactions, former holders of Sysco Corporation common stock and former equity holders of JRD will own shares of Sysco Holdings Corporation, which are expected to be listed for trading on the NYSE. JRD’s equity holders are expected to hold approximately 16% and our stockholders are expected to hold approximately 84% of the outstanding Sysco Holdings common stock in the aggregate. Refer to Note 12, “Debt and Other Financing Arrangements” for discussion on how Sysco is financing the acquisition of JRD and Note 10, “Derivative Financial Instruments” for details on how Sysco is hedging the interest rate risk associated with its financing arrangements.

This Transactions are expected to close by the third quarter of Sysco’s fiscal 2027, subject to the satisfaction of customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Act.

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
•restaurant and kitchen equipment and supplies; and
•cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

Principal product categories	2026	2025	2024
Fresh and frozen meats	20%	19%	18%
Canned and dry products	18	18	19
Frozen fruits, vegetables, bakery and other	15	15	15
Dairy products	10	11	10
Poultry	9	10	10
Fresh produce	8	8	9
Paper and disposables	7	7	7
Beverage products	4	4	4
Seafood	4	3	4
Equipment and smallwares	2	2	2
Other (1)	3	3	2
Totals	100%	100%	100%

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

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

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended June 27, 2026.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2026	2025	2024
Restaurants	59%	60%	62%
Education, government	8	8	7
Healthcare	8	8	7
Travel and leisure	7	7	6
Other (1)	18	17	18
Totals	100%	100%	100%

(1)
Other includes cafeterias that are not stand-alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports, as well as retail food sales and logistics services. None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

We estimate that sales to our customers in the food service management (FSM) sector, which include large customers that service cafeterias in institutions such as universities, hospitals, and sporting venues, accounted for 8% of sales in both fiscal 2026 and fiscal 2025. These sales are reflected within the respective customer types listed in the table above, depending on the type of customer the FSM operator serves.

Sources of Supply

We purchase from thousands of suppliers, both domestic and international, none of which individually accounted for more than 10% of our purchases for fiscal 2026. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. We also provide specialty and seasonal products from small to mid-sized producers to meet a growing demand for locally sourced products. Our locally sourced products, including produce, meats, cheese and other products, help differentiate our customers’ offerings, satisfy demand for new products, and support local communities. Merchandise is generally purchased through both centrally developed programs, domestically and internationally, and direct programs established by our various operating sites. For our U.S. Foodservice Operations, which represents approximately 70% of our total sales, approximately 90% of products are purchased domestically.

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

Capital Improvements

During fiscal 2026, 2025 and 2024, $700 million, $906 million and $832 million, respectively, were invested in facilities, technology, equipment, delivery fleet and other capital asset enhancements. From time to time, we dispose of assets in the normal course of business, and we consider proceeds from these asset sales to be an offset to capital expenditures. During fiscal 2026, 2025 and 2024, capital expenditures, net of proceeds from sales of assets, were $524 million, $692 million and $753 million, respectively. Capital expenditures, net of proceeds from sales of assets, as a percentage of sales during fiscal 2026, 2025 and 2024 were 0.6%, 0.9% and 1.0%, respectively. During the three years ended June 27, 2026, capital expenditures were financed primarily by internally generated funds along with bank and other borrowings. We expect our capital expenditures, net of proceeds from sales of assets, to approximate $720 million in fiscal 2027, and we expect to finance these capital expenditures from cash flows from operations and bank and other borrowings.

Human Capital Resources

We believe engaged and empowered colleagues are key to business success. Attracting, developing and retaining the best talent globally drives the company’s long-term value. Our diverse colleagues and inclusive culture create an environment where colleagues can develop their skills and contribute to our success. As of June 27, 2026, we employed approximately 75,000 employees, including 52,000 U.S. employees and 23,000 employees outside the U.S., as compared to approximately 75,000 employees as of June 28, 2025. Also, approximately 99% of our U.S.-based colleagues are classified as full-time, defined as employees who work 30 or more hours per week. Approximately 14% of our employees were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 26% of our union U.S. employees and 22% of our union international employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2027.

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

Total Rewards — We are committed to equal pay for equal work, regardless of gender, race, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors, such as an employee’s role and experience, job location and individual performance. We also regularly review our compensation practices to promote fair and equitable pay. In fiscal 2026, our hourly colleagues received an average hourly wage of approximately $28, and 100% of colleagues in our U.S. distribution facilities received pay above state minimum wage thresholds. Also, some of our full-time colleagues receive paid vacation and sick time benefits, short-term and long-term incentives, retirement plans, training and development, access to career opportunities, paid pregnancy and adoption leave benefits, short-term and long-term disability benefits, health and welfare benefits, and recognition, as well as other programs like employee discounts.

Inclusion — Our Inclusion & Community Impact team develops and operationalizes global strategic initiatives that are designed to ensure that every colleague, customer, supplier and/or partner – regardless of identity, background, or life experience – feels valued, respected, and empowered to contribute. Our global strategy is further advanced by our 11 Colleague Resource Groups (CRGs) – voluntary, colleague-led groups that enhance inclusion and belonging through programming and initiatives falling into the following areas: colleague, community, culture, and corporation. Each CRG is helmed by a VP+ level Executive Sponsor to ensure alignment with business priorities, and each group is open to all colleagues.

Information about our Executive Officers:

The section below provides information regarding our executive officers as of August 20, 2026. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer. All officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name	Age	Position	First Year in Present Position	Other Positions Held July 1, 2021 - June 30, 2026
Kevin P. Hourican	53	Chair of the Board and Chief Executive Officer	2024	President and Chief Executive Officer of Sysco Corporation, 2020 – 2025
Brandon E. Sewell	47	Interim Chief Financial Officer	2026	Vice President, Global Financial Planning and Analysis of Sysco Corporation, 2021-2022

Vice President of Finance, Supply Chain and Merchandising of Sysco Corporation, 2022-2023

Vice President, Global Financial Planning and Analysis of Sysco Corporation, 2023-2024

				Senior Vice President and Chief Financial Officer, U.S. Foodservice Operations of Sysco Corporation, 2024-2026
Jennifer L. Johnson	53	Senior Vice President, Chief Accounting Officer	2023	Staff Vice President and Corporate Controller of FedEx Corporation, 2015 – 2021

Corporate Vice President and Principal Accounting Officer – Elect of FedEx Corporation, 2021

				Corporate Vice President and Principal Accounting Officer of FedEx Corporation, 2021 – 2023
Brenna C. Garrett	46	Senior Vice President, Chief Commercial Officer	2025	Vice President, Divisional Business Manager Men’s of Macy’s Inc., 2020 - 2022

Vice President, Local Merchandising U.S. Foodservice Operations of Sysco Corporation, 2022-2023

Vice President, Local Merchandising, Pricing, European Imports and Supplies on the Fly of Sysco Corporation, 2023 - 2025

				Senior Vice President, Field Merchandising, Pricing and Inventory Management of Sysco Corporation, 2025
Stephen D. Higgs	55	Senior Vice President, U.S. Broadline Foodservice Operations	2026	Market President, South of Sysco Corporation, 2020-2023 Senior Vice President, Global Operations of Sysco Corporation, 2023-2026
Gregory S. Keller	56	Senior Vice President, National Accounts – SYGMA & Guest Worldwide	2023	Senior Vice President, Sales of Sysco Corporation, 2020 – 2021 Senior Vice President, National Sales of Sysco Corporation, 2021 – 2023
Ronald L. Phillips	61	Executive Vice President, Chief Human Resources Officer	2021	Senior Vice President, Human Resources, Retail, Omnicare and Enterprise Modernization for CVS Health Corporation, 2018 – 2021
Jennifer K. Schott	53	Executive Vice President, Chief Legal Officer & Secretary	2025	Deputy General Counsel & Assistant Corporate Secretary of Caterpillar Inc., 2019 – 2021 Senior Vice President, General Counsel and Secretary of Illinois Tool Works, Inc., 2021 – 2025

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

We estimate that we serve about 18% of an approximately $377 billion annual foodservice market in the U.S., as estimated by Technomic, Inc., for calendar year 2025. Technomic projects the market size to increase to approximately $390 billion by the end of calendar 2026. We also serve certain international geographies that vary in size and amount of market share. We believe, based upon industry trade data, our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2026. While comprehensive industry statistics are not available, we believe that, in most instances, our operations in the U.S. and Canada are among the leading distributors of food and related non-food products to foodservice customers in those trade areas. We believe our competitive advantages include our sales consultants; our diversified product base, which includes quality-assured Sysco brand products; our service reliability; the ancillary services we provide to our customers, such as business reviews and menu analysis; and our multi-regional presence in North America and Europe. These advantages combined with a large geographical footprint of multi-temperature warehouses, mitigate some of the impact of regional economic declines that may occur over time.

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

We are also subject to the Food Safety Modernization Act (FSMA), which significantly expanded our food safety requirements, including certain mandatory safety prevention practices. The FDA has finalized numerous regulations implementing FSMA, recognizing that ensuring the safety of the food supply is a shared responsibility among many different points in the global supply chain. The FSMA rules are designed to identify specific actions that must be taken at each of these points to prevent contamination. We have established and continue to maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated, as required by FDA regulations implementing FSMA. FSMA further imposes requirements for food products imported into the U.S. All food intended for introduction into U.S. interstate commerce must be safe, sanitary, and labeled according to U.S. requirements. Importers can import food into the U.S. as long as the facilities that produce, store, or otherwise handle the products are registered with the FDA, and prior notice of incoming shipments is provided to the FDA. Imported food products are subject to FDA inspection at U.S. ports of entry, and the FDA may detain shipments of products if the shipments are found to be non-compliant with U.S. requirements. FSMA also provides the FDA with expanded enforcement authority, including mandatory recall authority over all articles of food (other than infant formula) that are manufactured, processed, packed, or held at a food facility that is required to register with the FDA.

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

We and our products are also subject to state and local regulation through such measures as the licensing of our facilities; enforcement by state and local health agencies of state and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our business is subject to federal, state, and international laws and regulations regarding international trade, including tariffs, import duties, customs regulations, and export controls. Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products we distribute. We are also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace. The Fair Labor Standards Act establishes minimum wages and overtime standards, among other requirements, and prohibits discrimination in employment based on non-merit categories, including Title VII of the Civil Rights Act and the Americans with Disabilities Act, and other laws relating to accessibility. Our workers’ compensation programs are subject to regulation by the jurisdictions in which we operate.

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

We are subject to data privacy and cybersecurity laws and regulations in the jurisdictions in which we operate. In the U.S., we are subject to various federal and state data privacy laws. These laws impose certain obligations on the collection, use, disclosure, and retention of personal information and grant consumers certain rights with respect to their personal information.

Outside the U.S., our business is subject to numerous similar statutes, regulations, and other regulatory requirements. For example, we are subject to legal and regulatory requirements of the U.K. and the European Union (EU), as well as those of EU countries, where we conduct business (including Ireland, France and Sweden). Those requirements relate to, among other things, competition, product composition, packaging, labeling, advertisement (including nutrition and health claims) and the safety of food products, as well as the health, safety and working conditions of employees. We are subject to privacy laws in the EU, including the General Data Protection Regulation (GDPR), which requires companies to meet certain requirements regarding the handling of personal data. We are also subject to the U.K. General Data Protection Regulation (UK GDPR), which imposes similar requirements for the handling of personal data in the U.K. In addition, our business is subject to the U.K. Modern Slavery Act 2015, which requires certain companies that operate in the U.K. to prepare a report describing steps that they have taken to ensure that slavery and human trafficking is not taking place in their supply chain or business. Our business is also subject to the U.K. Bribery Act 2010, an anti-corruption law that criminalizes the failure by a company to prevent persons associated with that company from offering or paying bribes to government officials or non-government persons in order to obtain or retain business or a business advantage for the company, as well as restricting the offer, payment or receipt of bribes to or from governmental officials and non-governmental persons.

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

As of June 27, 2026, we operated 333 distribution facilities throughout North America and Europe.

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

Risk Factor Summary

The following is a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, or the value of our securities. This summary does not describe all of the risks we face and should be read together with the more detailed discussion of the risk factors set forth below in this Item 1A and elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business.

Industry and General Economic Risks

•Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product costs and may negatively impact our profitability and results of operations.
•A shortage of qualified labor and increases in labor costs could adversely affect our business and materially reduce earnings.
•Global health developments and economic uncertainty resulting from global public health crises may adversely affect our business, financial condition and results of operations.
•Unfavorable macroeconomic conditions, as well as unfavorable conditions in particular local markets, may adversely affect our results of operations and financial condition.
•We may not be able to fully compensate for increases in fuel costs, and fuel hedging arrangements intended to contain fuel costs could result in above market fuel costs, any of which could adversely affect our results of operations.
•Economic and political instability and changes in laws and regulations could adversely affect our results of operations and financial condition.
•Competition and the impact of GPOs may reduce our margins and make it difficult for us to maintain our market share, growth rate and profitability.

Business and Operational Risks

•Conditions beyond our control can interrupt our supplies, increase our product costs and impair our ability to deliver products and services to our customers, any of which could adversely affect our business, results of operations and financial condition.
•Climate change and other social and governance matters, as well as the legal, regulatory or market measures being implemented to address such matters, may have an adverse impact on our business, results of operations and financial condition.
•Adverse publicity about us or lack of confidence in our products could negatively impact our reputation and reduce earnings.
•Our relationships with long-term customers may be materially diminished or terminated, which could adversely affect our business, financial condition and results of operations.
•Our anticipated change to the mix of locally managed customers versus multi-unit customers could reduce our gross and operating margins.
•Changes in consumer eating habits could materially and adversely affect our business, financial condition, and results of operations.
•Expanding into new markets and complementary lines of business presents unique challenges and may not be successful, and failure to successfully expand may adversely affect the implementation of our business strategy.
•Changes in applicable tax laws or regulations and the resolution of tax disputes could negatively affect our financial results.
•If our products are alleged to have caused injury, illness, or death, or to have failed to comply with governmental regulations, we may need to recall or withdraw our products and may experience product liability claims.

•If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could materially adversely affect our business.
•We may incur significant costs to comply with environmental laws and regulations, and we may be subject to substantial fines, penalties or third-party claims for non-compliance.
•If we are unable to finance and integrate acquired businesses effectively, our earnings per share could be materially adversely affected.
•We rely on technology in our business, and any cybersecurity incident, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers.
•Our growing use of artificial intelligence systems in our operations poses inherent risks and could adversely affect our results of operations.
•Our failure to comply with data privacy regulations could adversely affect our business.
•Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.
•We may be required to pay material amounts under multiemployer defined benefit pension plans, which could adversely affect our financial condition, results of operations and cash flows.
•Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines, which could adversely affect our financial condition, results of operations and cash flows.
•Failure to successfully renegotiate union contracts could result in work stoppages, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Transactions

•The Transactions are subject to conditions, some or all of which may not be satisfied on a timely basis, if at all.
•We and Jetro Restaurant Depot are subject to business uncertainties and contractual restrictions while the Transactions are pending.
•The mergers are subject to the requirements of the HSR Act, and regulatory authorities may impose conditions that could have an adverse effect on us following the Transactions or that could delay, prevent or increase the costs associated with completion of the Transactions.
•We may not be able to obtain financing for Transactions on favorable terms or at all.
•We may not achieve the intended benefits, and the Transactions may disrupt our current plans or operations.
•Potential litigation against us could result in substantial costs, an injunction preventing the completion of the Transactions and/or a judgment resulting in the payment of damages.
•Our existing stockholders will have reduced ownership and economic interest in Sysco Holdings after the Transactions.
•The Transactions may not qualify for the expected tax treatment, which could make holders of our common stock subject to U.S. federal income tax in connection with the Transactions.

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

Our results of operations are susceptible to regional, national and international economic trends and uncertainties. Economic conditions can affect us in the following ways:

•Unfavorable geopolitical, economic and market conditions and developments, including changes in global trade policies and tariffs, can depress demand (including as to mix of products and services), sales and/or gross margins in a given market, and impact consumer confidence and foot traffic to restaurants.
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

We routinely enter into fuel hedging arrangements, including fuel derivatives, to hedge our exposure to volatile fuel prices. Nevertheless, our fuel hedging transactions may not be effective in protecting us from changes in fuel prices. If fuel prices were to decrease significantly, these hedging arrangements would result in our paying higher-than-market costs for a portion of our diesel fuel. In addition, our future use of fuel derivatives would expose us to the risk that any of our counterparties fails to perform their obligations, whether due to their insolvency or otherwise, which could result in financial losses.

Economic and political instability and changes in laws and regulations could adversely affect our results of operations and financial condition.

Our international operations subject us to certain risks, including economic and political instability and potential unfavorable changes in laws and regulations in international markets in which we operate. Local or regional geopolitical events have negatively impacted our operations in the past. Similar future trade or labor disruptions or disputes could have a negative impact on our operations in the EU and other parts of the world. In addition, recent U.S. tariffs imposed or threatened to be imposed on other countries, could have retaliatory actions taken by such countries and general political uncertainty surrounding trade relations and policies. While we have not experienced significant negative impacts to date, these could have a negative impact on our business, results of operations and financial condition as well as consumer confidence and spending.

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

In addition, methodologies for reporting climate-related information may change and previously reported information may be adjusted to reflect new reporting protocols or regulations, improvements in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting climate-related information across our operations are evolving along with multiple disparate standards for identifying, measuring and reporting sustainability metrics, including disclosures that may be required by European and other regulators, such as the Corporate Sustainability Reporting Directive (CSRD) in the European Union and the California Climate Accountability Package, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or our ability to achieve such goals in the future.

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

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, the impact of advancements in pharmaceutical therapies or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health (including shifting preferences for sustainable, organic and locally grown products, as well as alternative proteins) or new information regarding the health effects of consuming certain foods.

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

Our business strategy also includes the possibility of expansion into businesses that are closely related or complementary to, but not currently part of, our core foodservice distribution business. See Note 4, “Acquisitions,” in the Notes to the Consolidated Financial Statements in Item 8 for more information on our pending acquisition of Jetro Restaurant Depot. Our ability to successfully operate in these complementary business markets may be adversely affected by legal and regulatory constraints, including compliance with regulatory programs to which we become subject. Risks inherent in branching out into such complementary markets also include the costs and difficulties of managing operations outside of our core business, which may require additional skills and competencies, as well as difficulties in identifying and gaining access to suppliers or customers in new markets.

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

•On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One expands a country’s authority to tax profits from companies that make sales into their country but do not have a physical location in the country. Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. On January 20, 2025, President Trump issued executive orders that the OECD Global Tax Deal has no force and effect in the U.S., and to investigate foreign countries’ compliance with tax treaties and to prepare a list of options for protective measures the U.S. should adopt in response. Our analysis is ongoing as the OECD continues to release additional guidance, countries enact legislation, and the potential U.S. response develops. To the extent additional legislative changes take place in the countries in which we operate, it is possible that these changes may yield an adverse impact on our effective tax rate, financial results and cash flows.

•The One Big Beautiful Bill Act (OBBBA) was enacted in July 2025 and introduced a series of corporate tax changes, including 100% bonus depreciation on qualified property. These provisions decreased cash taxes paid in fiscal 2026 and may change the timing of cash tax payments in future periods.

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

Additionally, we are subject to regular review and audit by both domestic and foreign tax authorities as well as to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement occur.

If our products are alleged to have caused injury, illness, or death, or to have failed to comply with governmental regulations, we may need to recall or withdraw our products and may experience product liability claims.

We, like any other foodservice distributor, have been and may continue to be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute have been shown to or are alleged to have caused injury, illness, or death, to have been mislabeled, misbranded, or adulterated or to otherwise have violated applicable governmental regulations. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, in order to protect our brand and reputation. Any product recall or withdrawal, whether as a result of injury, illness or death or otherwise, that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and/or lost sales due to the unavailability of the product for a period of time could materially adversely affect our results of operations and financial condition.

In the past we have faced, and in the future we may also face the risk of exposure to product liability claims if the use of products sold by Sysco does cause or is alleged to have caused injury, illness, or death. We cannot be sure that consumption of our products will not cause a health-related illness, injury or death in the future or that we will not be subject to claims or lawsuits relating to such matters. Further, even if a product liability claim is false, untrue, unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness, injury or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Umbrella liability insurance that we maintain for product liability claims may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available (or if such indemnitor is unable to fulfill its indemnity obligations for whatever reason), product liability relating to defective products or claims could materially adversely affect our results of operations and financial condition.

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

A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Significant acquisitions may also require the issuance of material additional amounts of debt or equity, which could materially alter our debt-to-equity ratio, increase our interest expense and decrease earnings per share, and make it difficult for us to obtain favorable financing for other acquisitions or capital investments. In addition, our failure to implement effective internal control over financial reporting and disclosure controls and procedures with respect to a significant acquired business could result in material weaknesses and/or a failure to file our periodic reports with the Securities and Exchange Commission on a timely basis. For a discussion of the specific risks relating to the Transactions, please see “Risks Related to the Transactions.”

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

Potential consequences of a future material cybersecurity incident include: business disruption; disruption to systems; theft, destruction, loss, corruption, misappropriation or unauthorized release of sensitive and/or confidential information or intellectual property (including personal information in violation of one or more privacy laws); loss of revenue; reputational and brand damage; and potential liability, including litigation or other legal actions against us or the imposition by governmental authorities of penalties, fines, fees or liabilities, which, in turn, could cause us to incur significantly increased cybersecurity protection and remediation costs and the loss of customers. In addition, if our suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected. This may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business operations. We have also outsourced several information technology support services and administrative functions to third-party service providers, including cloud-based service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits, and our business may be disrupted.

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

We have incorporated and are continuing to incorporate artificial intelligence, including machine learning, in certain of our operations, such as sales, support and supply chain operations, and may in the future incorporate artificial intelligence into more of our operations, with the intent of enhancing their operation and effectiveness. For example, we have incorporated artificial intelligence and/or generative artificial intelligence to manage inventory, optimize warehouse logistics, route customer deliveries more efficiently and enable more analytics for our sales consultants. Flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss, or erroneous decision-making, impacting our operations, financial condition and reputation. Legal challenges may arise, including cybersecurity incidents, non-compliance with data protection regulations, and lack of transparency. The legal and regulatory landscape and industry standards surrounding artificial intelligence technologies are rapidly evolving and remain uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use artificial intelligence technologies. Furthermore, the deployment of artificial intelligence systems could expose us to increased cybersecurity threats, such as data breaches and unauthorized access leading to financial losses, legal liabilities, and reputational damage. We also face competitive risks if we fail to adopt artificial intelligence or other machine-learning technologies in a timely manner.

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

In the U.S., state-level momentum continues to increase as more U.S. states continue to enact, or are considering more stringent privacy laws, which may impose varying standards and requirements on our data collection, use and processing activities. Continued state by state introduction of privacy laws can be expected to lead to significantly greater complexity in our compliance requirements globally, which could result in complaints from data subjects and/or action from regulators and potential litigation claims. If we do not provide sufficient resources to ensure we are able to respond, adapt and implement the necessary requirements to respond, or we do not respond sufficiently to the various forthcoming changes, which could include federal data privacy requirements in the U.S., while continuing to maintain our compliance with global data privacy laws, this could adversely impact our reputation and we could face exposure to fines levied by regulators and class action and similar litigation risks, which could have a significant financial impact on our business.

Outside of the U.S., countries continue to adopt data privacy laws, with many placing stringent requirements on companies when handling and sharing personal data. There also continues to be a growing trend of countries outside of the U.S., where privacy laws are in place, amending those existing data privacy laws, to further enhance and extend an individual’s rights over their personal data and the obligations placed on companies that handle this data. For instance, Canada has proposed a new data privacy law, Bill C-36, which, if passed, would introduce new obligations regarding the collection, processing and disclosure of personal data on private companies. For each affected jurisdiction, we will need to assess and understand each new piece of legislation, in order to plan for and implement required changes.

As a consequence of the evolving landscape, regulatory guidance and action also continues to increase, particularly across the EU and U.S., with a growing number of enforcement activities and monetary penalties being issued by the regulator. The continuously evolving and developing landscape can be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements.

One area of increasing risk is the rapid use of artificial intelligence and the evolving legal and regulatory landscape governing its use. The cross-jurisdictional nature of artificial intelligence introduces additional compliance complexity, particularly where emerging artificial intelligence-specific regulation overlaps with existing data privacy requirements when processing and transforming personal data. The pace of regulatory change requires continual monitoring and adaptation of governance, risk management, and compliance frameworks.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8, as of June 27, 2026, we had approximately $13.5 billion of total indebtedness, which primarily includes our outstanding senior notes. Additionally, we have the ability to borrow under our revolving credit facility, which supports our U.S. commercial paper program.

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

Of the $13.5 billion of total indebtedness, $792 million will mature within the next twelve months. We expect to fund the repayment of this debt using a combination of cash flows from operations and the proceeds from issuances of commercial paper and long-term debt, however there can be no assurance that we will be able to refinance this indebtedness on terms that are favorable to the company, or at all, due to market conditions, our operating performance, investor sentiment, and risks impacting financial institutions and the credit markets more broadly. A failure to refinance such indebtedness on favorable terms, or at all, could adversely affect our business and liquidity position. For a discussion of the specific risks relating to the Transactions, including the incurrence of indebtedness to finance the Transactions, please see “Risks Related to the Transactions.”

We may be required to pay material amounts under multiemployer defined benefit pension plans, which could adversely affect our financial condition, results of operations and cash flows.

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. In fiscal 2026, our total contributions to these plans were approximately $68 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including collective bargaining negotiations, actions taken by trustees who manage the plans, government regulations, changes in the funded status of these plans and the potential payment of a withdrawal liability if we, for any reason, cease to have an ongoing obligation to contribute to a given plan. Based upon the information available to us from the administrators of these plans, none of these plans have assets sufficient to fully pay their liabilities, and therefore all such plans have unfunded vested benefits. Increases in the unfunded liabilities of these plans may result in increased future contribution obligations imposed on us and on other participating employers. Under federal law, significant underfunding experienced by a given plan generally results in increased contribution obligations in the form of surcharges and supplemental contribution obligations. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from a given plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. We could also be treated as partially withdrawing from participation in one of these plans if the number of our employees participating in a given plan is reduced to a certain percentage over a certain period of time, or if we cease to have an obligation to contribute under one or more, but fewer than all, of the collective bargaining agreements that require us to make contributions to a particular plan. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. We estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $66 million as of August 4, 2026. This estimate is based on the information available from plan administrators, which had valuation dates between December 31, 2021 and December 31, 2025. As the valuation dates for all of the plans were between December 31, 2021 and December 31, 2025, the company’s estimate reflects the condition of the financial markets as of this date range. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate. A significant increase in funding requirements could adversely affect our financial condition, results of operations and cash flow.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines, which could adversely affect our financial condition, results of operations and cash flows.

We had a pension obligation of $2.6 billion, as compared to assets totaling $2.6 billion, as of June 27, 2026, both of which have sensitivity to financial market factors that could impact our funding requirements. See Note 14, “Company-Sponsored Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Item 8 for a discussion of the funded status of the U.S. Retirement Plan. At the end of fiscal 2012, we decided to freeze future benefit accruals under our company-sponsored qualified pension plan (the U.S. Retirement Plan) as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees. Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.

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

As of June 27, 2026, we had approximately 75,000 employees, approximately 14% of whom were represented by unions, primarily the International Brotherhood of Teamsters and unions in France and Sweden. Approximately 26% of our union U.S. employees and 22% of our union international employees are covered by collective bargaining agreements that are subject to renegotiation in fiscal 2027. Failure to effectively renegotiate these contracts could result in work stoppages. We believe our operating sites have good relationships with their unions, but a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Transactions

As used in this section, the following terms have the meanings set forth below.
•“JRD Unico” refers to JRD Unico, Inc., a Delaware corporation;
•“JRD Merger” refers to, immediately following the Sysco Merger, Merger Sub 2 merging with and into JRD Unico, with JRD Unico continuing as the surviving corporation and a wholly owned subsidiary of Sysco Holdings;
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of March 30, 2026, by and among us, Sysco Holdings, Merger Sub 1, Merger Sub 2, Merger Sub 3, JRD Unico, Warehouse Realty and a holder representative;
•“Merger Sub 1” refers to Slider Merger Sub 1, Inc.;
•“Merger Sub 2” refers to Slider Merger Sub 2, Inc.;
•“Merger Sub 3” refers to Slider Merger Sub 3, LLC;
•“merger subs” refers to Merger Sub 1, Merger Sub 2 and Merger Sub 3 together;
•“mergers” refers to the Sysco Merger, the JRD Merger and the Warehouse Realty Merger, collectively;
•“Sysco Holdings” refers to Sysco Holdings Corporation (formerly known as New Slider Holdco, Inc.), a Delaware corporation and a wholly owned subsidiary of ours that was formed solely for the purpose of effecting the Transactions;
•“Sysco Holdings common stock” refers to the common stock, par value $1.00 per share, of Sysco Holdings;

•“Sysco Merger” refers to Merger Sub 1 merging with and into us, with us continuing as the surviving corporation and a wholly owned subsidiary of Sysco Holdings;
•“Warehouse Realty” refers to Warehouse Realty, LLC, a Delaware limited liability company; and
•“Warehouse Realty Merger” refers to, immediately following the JRD Merger, Merger Sub 3 merging with and into Warehouse Realty, with Warehouse Realty continuing as the surviving entity and a wholly owned subsidiary of Sysco Holdings.

The Transactions are subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Transactions in a timely manner or at all could have adverse effects on us.

The completion of the Transactions is subject to a number of conditions, some of which are not under our control. The conditions include the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), as well as other customary conditions. The failure to satisfy the required conditions could delay the completion of the Transactions for a significant period of time or prevent them from occurring at all. A failure to complete the Transactions would mean that we will not realize the anticipated benefits of the Transactions, including our proposed expansion of our existing operating and commercial framework into the cash and carry channel.

Without realizing any of the benefits of having completed the Transactions, we will be subject to a number of risks, including the following:

•The market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Transactions will be completed;
•We could owe a termination fee of $1.164 billion under certain circumstances;
•We may experience negative publicity, which could have an adverse effect on our ongoing operations, including on our ability to retain and attract key employees and those with whom we do business, such as customers, suppliers, and other business partners;
•We have committed and will continue to commit time and resources to matters relating to the Transactions that could otherwise have been devoted to ongoing business operations and pursuing other beneficial opportunities for us;
•We will still be required to pay significant fees and expenses relating to financing arrangements, which may include investment banking fees and commissions, professional fees and other costs and expenses;
•We will be required to pay costs relating to the Transactions, such as legal, accounting, financial advisory and printing fees, whether or not the Transactions are completed; and
•We may commit significant time and resources to defend against litigation related to any failure to complete the Transactions or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.

In addition, even if we are able to complete the Transactions, one or more conditions in the Merger Agreement may not be satisfied in a timely manner. A delay in completing the Transactions could cause us to realize some or all of the benefits later than we otherwise expected if the Transactions were successfully completed within the anticipated timeframe, which could result in additional transaction costs or other negative effects associated with uncertainty about the Transactions. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We and Jetro Restaurant Depot are subject to business uncertainties and contractual restrictions while the Transactions are pending.

Uncertainty about the effect of the Transactions on employees, commercial partners, clients, customers, suppliers and vendors may have an adverse effect on our and/or Jetro Restaurant Depot’s ongoing business operations and, consequently, have an adverse impact on the business operations of Sysco Holdings. Parties with whom we or Jetro Restaurant Depot have business relationships may be uncertain as to the future of such relationships or seek to alter their present business relationships. Parties with whom we and Jetro Restaurant Depot otherwise may have sought to establish business relationships may seek alternative relationships with third parties. These uncertainties may impair our or Jetro Restaurant Depot’s ability to retain and motivate key personnel and could cause customers, suppliers and others that deal with us or Jetro Restaurant Depot to defer or decline entering into contracts with us or Jetro Restaurant Depot. While the Transactions are pending, the uncertainties could also divert our and Jetro Restaurant Depot management’s attention from their respective businesses as we work to take all steps necessary to close the Transactions. Any of these could have a material adverse effect on our and Sysco Holdings’ business and results of operations.

The mergers are subject to the requirements of the HSR Act, and regulatory authorities may impose conditions that could have an adverse effect on us following the Transactions or that could delay, prevent or increase the costs associated with completion of the Transactions.

Before the Transactions may be completed, any waiting period (or extension thereof) under the provisions of the HSR Act must have expired or been terminated. In evaluating the Transactions, the relevant governmental entities may seek to impose requirements, limitations or costs or place restrictions on the conduct of the business of Sysco Holdings following the Transactions. Under the Merger Agreement, we and Jetro Restaurant Depot have agreed to use our respective reasonable best efforts to obtain as promptly as practicable all approvals, consents, registrations, permits, expirations or terminations of waiting periods, authorizations and other confirmations required to be obtained from any third party or governmental body, agency, authority or official which are necessary, proper or advisable to consummate the Transactions, subject to certain limitations set forth in the Merger Agreement.

On May 27, 2026, Sysco and Jetro Restaurant Depot each received a request for additional information and documentary material, often referred to as a “second request,” from the FTC under the HSR Act. Sysco and Jetro Restaurant Depot are in the process of responding to the FTC’s second requests. Issuance of the second request extends the HSR waiting period until 30 days after Sysco and Jetro Restaurant Depot have substantially complied with the second request, unless that period is terminated earlier by the FTC. In addition, governmental agencies or other entities may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Transactions, and such conditions, terms, obligations or restrictions may delay completion of the Transactions or impose additional material costs on or materially limit Sysco Holdings revenues following the completion of the Transactions. There can be no assurance that governmental agencies or other entities will not seek to impose conditions, terms, obligations or restrictions, and, if imposed, they may delay or lead to the abandonment of the Transactions. At any time before or after consummation of the Transactions, notwithstanding the termination or expiration of the applicable waiting period under the HSR Act, the FTC, the DOJ or any state attorney general could take such action under antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Transactions or seeking the divestiture of substantial assets by us or Jetro Restaurant Depot.

We expect to obtain financing in connection with the Transactions but cannot guarantee that we will be able to obtain such financing on favorable terms or at all.

The cash portion of the purchase price, which is $21.6 billion, subject to customary adjustments, to be paid by us for the Transactions, as well as any refinancing of Jetro Restaurant Depot’s indebtedness, and the fees and expenses of the Transactions are expected to be financed with a combination of $21 billion of new debt and hybrid debt, and $1 billion of cash on hand, equity or equity-linked securities. Although we executed a commitment letter, dated March 30, 2026, with certain lenders (the Commitment Letter), that provides a commitment, subject to satisfaction of standard conditions, for a $22 billion senior unsecured 364-day bridge loan facility, that has since been reduced to $19 billion as we have entered into a term loan facility in the amount of $3 billion whose proceeds (when funded) are intended to fund the Transactions in part, and we may not be able to obtain the remaining $19 billion of financing or any other financing. Although our obligation to consummate the Transactions is not conditioned upon the receipt of any financing by us, our ability to obtain any new equity and debt financing (including permanent financing to replace the bridge facility) will depend on, among other factors, our financial position and performance, as well as prevailing market conditions, the terms of such financing, and other factors beyond our control. We may not be able to obtain new equity or debt financing on terms acceptable to us or at all, and any such failure could materially adversely affect our results of operations and financial condition.

We may not achieve the intended benefits, and the Transactions may disrupt our current plans or operations.

There can be no assurance that Sysco Holdings will be able to successfully integrate Jetro Restaurant Depot’s assets and operations or otherwise realize the expected benefits of the Transactions (including cost synergies from improved purchasing and supply chain efficiencies). Difficulties in integrating Jetro Restaurant Depot into Sysco Holdings may result in Sysco Holdings performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected timeframe or at all from the Transactions. The integration of the two companies may result in material challenges, including diversion of management’s attention from ongoing business concerns; challenges in retaining key management and other employees; business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; challenges in consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating separate organizations; addressing differences in business backgrounds, corporate cultures and management philosophies; unanticipated issues in integrating information technology, communications and other systems; and difficulties in managing the expanded operations of a larger and more complex company; as well as potential unknown liabilities or unforeseen expenses relating to integration. Many of these factors are outside of our control and any one of them could result in lower sales, higher costs and diversion of management time and energy, which could materially and adversely impact the business, financial condition or results of operations of Sysco Holdings.

In addition, even if the operations of the business of Sysco and Jetro Restaurant Depot are integrated successfully, the full benefits of the Transactions may not be realized within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of Sysco Holdings and Jetro Restaurant Depot. All of these factors could cause dilution to the earnings per share of Sysco Holdings, decrease or delay the projected benefits of the Transactions, and negatively impact the price of the Sysco Holdings common stock following the Transactions.

Potential litigation against us could result in substantial costs, an injunction preventing the completion of the Transactions and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into Merger Agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on our and Sysco Holdings’ liquidity and financial condition.

Our stockholders may file lawsuits against us and/or our directors and officers in connection with the Transactions. These lawsuits could prevent or delay the completion of the Transactions and result in significant costs to us, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

Our existing stockholders will have reduced ownership and economic interest in Sysco Holdings after the Transactions.

After the completion of the Transactions, our stockholders will own a smaller percentage of Sysco Holdings than they currently own in Sysco. Following the closing of the Transactions, former holders of Sysco Corporation common stock and former equity holders of JRD will own shares of Sysco Holdings Corporation, which are expected to be listed for trading on the NYSE. JRD equity holders are expected to hold approximately 16% and our stockholders are expected to hold approximately 84% of the outstanding Sysco Holdings common stock in the aggregate. Consequently, our stockholders will have reduced ownership and economic interest in Sysco Holdings as a combined company compared to their ownership in Sysco prior to the Transactions.

If the Sysco Merger does not qualify as a “reorganization” under Section 368(a) of the Internal Revenue Code of 1986, as amended (the Code) or, taken together with the JRD Merger, as a transaction described in Section 351(a) of the Code, holders of our common stock may be subject to U.S. federal income tax in connection with their receipt of Sysco Holdings common stock in the Sysco Merger.

The Sysco Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the Sysco Merger and JRD Merger, taken together, are intended to qualify as a transaction described in Section 351(a) of the Code. It is a condition to Sysco Holdings’, our, and the merger subs’ obligations to effect the mergers that such parties receive a written opinion from outside counsel, dated as of the closing date, to the effect that, on the basis of the facts, representations and assumptions set forth or referred to in such opinion, (A) the Sysco Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, or (B) the Sysco Merger and JRD Merger, taken together, will qualify as a transaction described in Section 351(a) of the Code. However, there can be no assurances that the IRS will not challenge the treatment of the Sysco Merger described above, or that a court would not sustain such a challenge. If the IRS or a court determines that the Sysco Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code or, together with the JRD Merger, as a transaction described in Section 351(a) of the Code, a U.S. holder of our common stock generally would recognize gain or loss in an amount equal to the difference, if any, between the fair market value of the Sysco Holdings common stock received in the Sysco Merger and such U.S. holder’s aggregate tax basis in our common stock surrendered in the Sysco Merger.

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

The scale, scope, and complexity of our business raises a multitude of interdependent risks, which can vary over time. A primary responsibility of our leadership team, subject to oversight by our Board of Directors and specifically, our Board’s Artificial Intelligence Transformation and Technology Committee, is to design and implement processes to identify, prioritize, assess, monitor and manage enterprise-level risks associated with cybersecurity threats. We have a dedicated cybersecurity team that collaborates with compliance, privacy, legal, and other teams across the global organization to assess the cybersecurity risk landscape.

Our cybersecurity oversight function, which is led by our Chief Information Security Officer (CISO) and also includes our Interim Chief Information and Digital Officer (CIDO), Chief Executive Officer, Interim Chief Financial Officer and General Counsel, directly oversees the cybersecurity and risk management process, which incorporates input from personnel from different functions, levels, and operating regions to support a high level of visibility and accountability throughout the company and to incorporate multiple vantage points on risks and potential mitigations. The cybersecurity oversight function meets at least quarterly to discuss key risks and to discuss mitigation strategies. The results of our cybersecurity team process are communicated to the leadership team and its risk & reputation committee (the RRC) at least quarterly.

The Artificial Intelligence Transformation and Technology Committee of the Board of Directors oversees cybersecurity risks and receives cybersecurity reports from our CISO and regularly conducts in-depth cybersecurity discussions. Our CIDO and CISO have extensive experience in the areas of cybersecurity and risk management. Our CISO has more than 20 years of experience in Information Technology, including cybersecurity leadership roles. Our CIDO, who oversees the cybersecurity team and reports directly to our Chief Executive Officer, has over 20 years of experience in information technology strategy, services, operations, risk and cybersecurity for large global enterprises.

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

During the year ended June 27, 2026, the company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably anticipated to materially affect the company, including its business strategy, results of operations, or financial condition. Nevertheless, the company recognizes cybersecurity threats are ongoing and evolving and has seen an increase in cyberattack volume, frequency and sophistication. We are committed to supporting the governance and oversight of cybersecurity risks and to implementing mechanisms, controls, technologies, and processes designed to help the company assess, identify, and manage these risks. For more information on the company's cybersecurity risks, refer to Item 1A, “Risk Factors.”

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each country and the aggregate square footage devoted to cold and dry storage as of June 27, 2026.

Location	Number of Facilities	Square Feet	Segment Served (1)
Bahamas	1	192,063	I
Belgium	1	17,631	I
Canada	27	4,360,273	I, O
Costa Rica	1	188,130	I
France	41	2,852,142	I
Ireland and Northern Ireland	9	867,069	I
Panama	1	86,518	I
Sweden	6	1,211,844	I
United Kingdom	45	3,340,446	I
United States and its territories (2)	201	45,540,139	U, I, S, O
Totals	333	58,656,255

(1)	Segments served include U.S. Foodservice (U), International Foodservice (I), SYGMA (S), and Other (O).
(2)	California, Florida, Texas, and Illinois account for 25, 19, 15, and 12 respectively, of the facilities located in the U.S.

We own approximately 37,312,000 square feet of our distribution facilities (or 63.6% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2027 to fiscal 2112, exclusive of renewal options.

Within our Latin American operations, we operate twenty cash and carry facilities and four warehouse and storage facilities in Costa Rica and six cash and carry facilities and one warehouse and storage facility in Panama.

We own our approximately 634,000 square foot headquarters office complex in Houston, Texas.

We are currently constructing expansions or build-outs for various distribution facilities in the United States and Europe. The various operating sites undergoing significant construction, in the aggregate, contributed approximately 2% of fiscal 2026 sales.

As of June 27, 2026, our fleet of approximately 19,000 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 88% of these vehicles and lease the remainder.

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

PART II – FINANCIAL INFORMATION

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for Sysco’s common stock (symbol: SYY) is the New York Stock Exchange. The number of record owners of Sysco’s common stock as of August 4, 2026 was 6,349.

In April 2026, we declared our regular quarterly dividend for the fourth quarter of fiscal 2026 of $0.55 per share, representing an increase of $0.01 per share. This dividend was paid in July 2026. We currently expect that comparable quarterly cash dividends will continue to be paid in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Issuer Purchases of Equity Securities

We made no share repurchases during the fourth quarter of fiscal 2026.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized.

We repurchased 2,230,415 shares for $200 million during fiscal 2026. As of June 27, 2026, we had a remaining authorization of approximately $1.3 billion. We repurchased no additional shares under our authorization through August 4, 2026. In connection with the planned acquisition of JRD, we have suspended share repurchases.

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

The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2021, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
225
200
175
150
125
100
75
Index Value
7/3/2021
7/2/2022
7/1/2023
6/29/2024
6/28/2025
6/27/2026
Period Ending
Sysco Corporation
S&P 500
S&P 500 Food/Staple Retail Index

	7/3/2021	7/2/2022	7/1/2023	6/29/2024	6/28/2025	6/27/2026
Sysco Corporation	$100	$115	$101	$100	$108	$123
S&P 500	100	89	106	131	151	182
S&P 500 Food/Staple Retail Index	100	105	114	148	180	198

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Sysco’s financial condition, results of operations and liquidity and capital resources for the fiscal years ended June 27, 2026 and June 28, 2025 should be read as a supplement to our Consolidated Financial Statements and the accompanying notes contained in Item 8 of this report, and in conjunction with the “Forward-looking Statements” section set forth in Part II and the “Risk Factors” section set forth in Item 1A of Part I. All discussion of changes in our results of operations from fiscal 2025 to fiscal 2024 has been omitted from this Form 10-K, but may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended June 28, 2025, filed with the Securities and Exchange Commission on August 22, 2025.

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

We estimate that we serve about 18% of an approximately $377 billion annual foodservice market in the U.S. based on industry data obtained from Technomic, Inc. (Technomic) as of the end of calendar year 2025. Technomic projects the market size to increase to approximately $390 billion by the end of calendar year 2026. From time to time, Technomic may revise the methodology used to calculate the size of the foodservice market and, as a result, our percentage can change not only from our sales results, but also from such revisions. We also serve certain international geographies that vary in size and amount of market share.

According to industry sources, the foodservice, or food-away-from-home, market represents approximately 56% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar year 2025.

Highlights

Our fiscal 2026 results reflected sales growth of 3.9% as compared to fiscal 2025, driven by inflation and volume growth, including contributions from recent acquisitions. Sales increased across our U.S. Foodservice Operations, International Foodservice Operations, and SYGMA segments. Gross profit increased 4.5% as compared to fiscal 2025, primarily due to our strategic sourcing efforts and higher volumes from local customers. Operating income increased 0.2% as compared to fiscal 2025, primarily due to gross profit gains, partially offset by increased sales headcount investments, increased restructuring and transformational project costs, higher incentive compensation, and higher acquisition and due diligence costs. We consider restructuring and transformational project costs and acquisition and due diligence costs to be “Certain Item” expenses (as defined below). Excluding Certain Item expenses, adjusted operating income increased 2.6% as compared to fiscal 2025. See below for a comparison of our fiscal 2026 results to our fiscal 2025 results, both including and excluding Certain Items (as defined below).

Below is a comparison of results from fiscal 2026 to fiscal 2025:
•Sales:
◦increased 3.9%, or $3.2 billion, to $84.6 billion;
•Operating income:
◦increased 0.2%, or $7 million, to $3.1 billion;
◦adjusted operating income increased 2.6%, or $91 million, to $3.6 billion;
•Net earnings:
◦decreased 3.9%, or $71 million, to $1.8 billion;
◦adjusted net earnings increased 1.4%, or $31 million, to $2.2 billion;
•Basic earnings per share:
◦decreased 1.9%, or $0.07, to $3.67 from the comparable prior year amount of $3.74 per share;
•Diluted earnings per share:
◦decreased 1.9%, or $0.07, to $3.66 from the comparable prior year amount of $3.73 per share;
◦adjusted diluted earnings per share were $4.61 in fiscal 2026, a $0.15 increase from the comparable prior year amount of $4.46 per share;
•EBITDA:
◦decreased 0.7%, or $26 million, to $4.0 billion; and
◦adjusted EBITDA increased 2.2%, or $94 million, to $4.4 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Fiscal year 2026 results of operations also remove the impact of a charge associated with a legal matter, amortization expense associated with debt issuance costs on a bridge loan facility, and a loss on deal contingent rate lock transactions entered into to mitigate interest rate risk on future permanent debt that could potentially be issued to finance the purchase of Jetro Restaurant Depot. No similar charges were applicable in fiscal year 2025. Fiscal year 2025 results of operations were also negatively impacted by a noncash goodwill impairment charge. No similar charge was applicable in fiscal year 2026.

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

Trends

Unless otherwise stated, future trend expectations discussed below exclude the impact of the pending acquisition of JRD. See the “Mergers and Acquisitions” section below and Note 4, “Acquisitions,” in the Notes to the Consolidated Financial Statements in Item 8 for more information.

Economic and Industry Trends

During fiscal 2026, Sysco experienced the effects of negative year-over-year restaurant foot traffic trends. We expect restaurant foot traffic and the broader macroeconomic environment in fiscal 2027 to remain generally consistent with fiscal 2026 conditions. Despite these near-term trends, we continue to believe the food-away-from-home sector is a healthy long-term growth market, and Sysco is diversified and well positioned as a market leader in food service.

Sales and Gross Profit Trends

Our sales and gross profit performance are influenced by multiple factors including price, volume, inflation, customer mix and product mix. The most significant factor affecting our sales and gross profit performance in fiscal 2026 was product cost inflation, as we experienced 3.0% inflation at the total enterprise level. U.S. Foodservice experienced a 1.4% improvement in total case volume and a 1.7% increase in local case volume as compared to fiscal 2025. This volume reflects our broadline and specialty businesses. We experienced growth in local case volume in our International Foodservice segment of approximately 4.3% in fiscal 2026, as compared to fiscal 2025.

We experienced inflation at a rate of 2.8% and 3.0% in the fourth quarter and for fiscal 2026, respectively, at the total enterprise level, primarily driven by inflation in the meat, seafood, and fresh produce categories. We have been successful in managing inflation, resulting in an increase in gross profit dollars. Gross margin increased 10 basis points in fiscal 2026 as compared to fiscal 2025, primarily as a result of our strategic sourcing efforts and a shift in our customer mix driven by local case growth outpacing national case growth. Gross margin decreased 17 basis points in the fourth quarter of fiscal 2026 as compared to the fourth quarter of fiscal 2025, primarily due to the lapping of favorable benefits from strategic sourcing initiatives in the fourth quarter of fiscal 2025 and the increased cost of fuel across the business.

We expect to grow our revenue in fiscal 2027. We expect the rate of inflation for fiscal 2027 to be approximately 1.5% to 2.0%. We also expect volume growth in fiscal 2027, including local case volume growth, as a result of continued productivity gains with sales professionals based on improving tenure. In total, we expect these factors to result in net sales growth across the enterprise of 6% to 7% in fiscal 2027.

Operating Expense Trends

Total operating expenses increased 5.6% during fiscal 2026, as compared to fiscal 2025, driven by sales headcount investments, increased restructuring and transformational project costs, higher incentive compensation, and higher acquisition and due diligence costs. Adjusted operating expenses increased 5.1% during fiscal 2026, as compared to fiscal 2025, as a result of higher sales headcount investments and incentive compensation.

In fiscal 2027, we expect to achieve cost savings benefits through the continued use of technology, including artificial intelligence, and business efficiency initiatives across sales, merchandising, supply chain, and back office functions. Collectively, these efforts are expected to generate approximately $100 million of cost savings during fiscal 2027. In addition, we believe the advancements that have been made in our operational capabilities and ongoing investments in employee training will continue to drive supply chain productivity gains and reduce the cost to serve our customers.

Mergers and Acquisitions

We continue to focus on mergers and acquisitions as a part of our growth strategy. Our strategy is to grow our existing businesses, while cultivating new channels, new business lines and new capabilities.

In October 2025, we acquired Fairfax Meadow, a leading specialty meat supplier based in the United Kingdom. This acquisition follows our acquisition of Campbells Prime Meat last fiscal year and positions our team in the United Kingdom to achieve additional growth by leveraging additional specialty meat capabilities geographically. This company’s results are included within International Foodservice Operations and were not material to our results in fiscal 2026.

In December 2025, we acquired Ginsberg’s Foods, a broadline distributor servicing restaurants, schools, and healthcare facilities across eastern New York and neighboring states. This acquisition opens opportunities to new customers while creating procurement efficiencies through Sysco buying programs and expanded access to Sysco brand products. This company’s results are included within U.S. Foodservice Operations and were not material to our results in fiscal 2026.

In March 2026, we announced that we had entered into the Merger Agreement, pursuant to which we would acquire Jetro Restaurant Depot, a leading U.S. wholesale cash-and-carry foodservice provider serving smaller, independent restaurants and businesses. JRD operates 167 large-format warehouse stores across 35 states that serve more than 725,000 independent restaurants and foodservice operators with a broad assortment of fresh and low-priced products. The Transactions are expected to close by the third quarter of Sysco’s fiscal 2027, subject to the satisfaction of customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Act. We expect to incur increased operating expenses for acquisition-related costs in fiscal 2027. See Note 4, “Acquisitions,” in the Notes to the Consolidated Financial Statements in Item 8 for more information.

Amortization Expense Trends

Sysco’s operations within the United Kingdom, located within the International Foodservice Operations segment, initiated a rebranding effort in the second quarter of fiscal 2026 to transition the Brakes® brand and other smaller brands to “Sysco GB.” This rebranding initiative will take approximately nineteen months to complete and will result in Sysco amortizing previously indefinite-lived intangible assets on a straight-line basis over nineteen month period. The rebranding is expected to result in approximately $100 million of additional amortization expense over nineteen months. $29 million of amortization expense was recorded in fiscal 2026 and approximately $76 million of amortization expense is expected to be recorded in fiscal 2027. This amortization expense is treated as a Certain Item, which is consistent with our treatment of amortization expense of other previously acquired intangible assets.

Income Tax Trends

Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state as well as foreign jurisdictions. Tax law changes, increases or decreases in book versus tax basis differences, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Our effective tax rate for fiscal 2026 was 22.8% and is expected to be approximately 23.7% to 24.2% in fiscal 2027.

On July 4, 2025, President Trump signed into law the legislation of OBBBA, that includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. These provisions decreased cash taxes paid in fiscal 2026 and may change the timing of cash tax payments in future periods.

Interest Expense and Other Income and Expense Trends

The cash portion of the purchase price of the Transactions is expected to be financed with a combination of new senior unsecured notes, hybrid debt, cash on hand and equity or equity-linked securities. Sysco has executed a commitment letter for a $22 billion senior unsecured 364-day bridge loan facility that could be used to fund the cash portion of the purchase price and pay related fees and expenses. Subsequent to the execution of the bridge loan facility, Sysco entered into a $3 billion senior unsecured delayed draw term loan facility, comprised of a $1.25 billion 364-day tranche and a $1.75 billion 2-year tranche, reducing the bridge loan facility commitments from $22 billion to $19 billion. Fees paid upfront for this facility as of August 4, 2026 total $126 million and will be amortized to interest expense within our statement of consolidated results of operations over the expected life of the bridge facility unless it is terminated at an earlier date. This bridge facility added approximately $30 million of interest expense in fiscal 2026 and is expected to add approximately $96 million of interest expense in fiscal 2027.

Additionally, Sysco has executed cash-settled deal contingent rate lock transactions to mitigate interest rate risk on $6.3 billion of future permanent debt that could potentially be issued to finance the Transactions. As these interest rate lock transactions are contingent upon whether the Transactions are successfully consummated, we have not elected to apply hedge accounting at this time, and any unrealized gains or losses will be recognized in Other expense (income), net within our statement of consolidated results of operations. Sysco incurred approximately $54 million in losses on these rate lock transactions in the fourth quarter of fiscal 2026, which was recorded to Other expense (income), net. Our incremental interest expense from the bridge loan facility and any fair value gains or losses on these interest rate locks are treated as Certain Items. The exact timing, aggregate principal amount, and specific terms of any future debt or equity issuances related to the Transactions have not been finalized and remain subject to prevailing market conditions, investor demand, and macroeconomic factors. See Note 12, “Debt and Other Financing Arrangements,” and Note 10, “Derivative Financial Instruments” in the Notes to the Consolidated Financial Statements in Item 8 for more information.

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

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2026	2025
Sales	100.0%	100.0%
Cost of sales	81.5	81.6
Gross profit	18.5	18.4
Operating expenses	14.8	14.6
Operating income	3.7	3.8
Interest expense	0.9	0.8
Other expense (income), net	0.1	—
Earnings before income taxes	2.7	3.0
Income taxes	0.6	0.8
Net earnings	2.1%	2.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

2026
Sales	3.9%
Cost of sales	3.8
Gross profit	4.5
Operating expenses	5.6
Operating income	0.2
Interest expense	12.9
Other expense (income), net (1)	168.4
Earnings before income taxes	(5.8)
Income taxes	(11.6)
Net earnings	(3.9)%
Basic earnings per share	(1.9)%
Diluted earnings per share	(1.9)
Average shares outstanding	(1.8)
Diluted shares outstanding	(1.9)

(1)	Other expense (income), net totaled $102 million of expense in fiscal 2026 and $38 million of expense in fiscal 2025.

Segment Results

The following represents our results by reportable segments:

	Year Ended Jun. 27, 2026
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$58,803	$16,042	$8,623	$1,085	$—	$84,553
Sales increase (decrease)	3.2%	7.6%	2.5%	(0.5)%		3.9%
Percentage of total	69.5%	19.0%	10.2%	1.3%		100.0%

Operating income (loss)	$3,518	$463	$94	$30	$(1,010)	$3,095
Operating income increase	0.1%	5.9%	16.0%	141.1%		0.2%
Percentage of total segments	85.7%	11.3%	2.3%	0.7%		100.0%
Operating income as a percentage of sales	6.0%	2.9%	1.1%	2.8%		3.7%

	Year Ended Jun. 28, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$56,965	$14,905	$8,410	$1,090	$—	$81,370
Percentage of total	70.0%	18.3%	10.3%	1.4%		100.0%

Operating income (loss)	$3,516	$437	$81	$(73)	$(873)	$3,088
Percentage of total segments	88.8%	11.0%	2.0%	(1.8)%		100.0%
Operating income as a percentage of sales	6.2%	2.9%	1.0%	(6.7)%		3.8%

Our U.S. Foodservice Operations and our International Foodservice Operations segments represent a substantial majority of our total segment results when compared to other reportable segments. In fiscal 2026, U.S. Foodservice Operations and International Foodservice Operations represented approximately 69.5% and 19.0%, respectively, of Sysco’s overall sales, compared to 70.0% and 18.3%, respectively, in fiscal 2025. In fiscal 2026 and fiscal 2025, U.S. Foodservice Operations represented approximately 85.7% and 88.8%, respectively, of the total segment operating income. See Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8 for more information.

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

Results of U.S. Foodservice Operations

In fiscal 2026, the U.S. Foodservice Operations operating results represented approximately 69.5% of Sysco’s overall sales and 85.7% of the aggregated operating income of Sysco’s reporting segments. Several factors contributed to these higher operating results as compared to the other operating segments. We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and its purchasing power enable this segment to generate its relatively stronger results of operations.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2026	2025	Change in Dollars	% Change
	(Dollars in millions)
Sales	$58,803	$56,965	$1,838	3.2%
Gross profit	11,239	10,875	364	3.3
Operating expenses	7,721	7,359	362	4.9
Operating income	$3,518	$3,516	$2	0.1%

Gross profit	$11,239	$10,875	$364	3.3%
Adjusted operating expenses (Non-GAAP) (1)	7,582	7,243	339	4.7
Adjusted operating income (Non-GAAP) (1)	$3,657	$3,632	$25	0.7%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the prior year in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2026
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	1.4%	$811
Inflation	1.7	960
Other (2)	0.1	67
Total change in sales	3.2%	$1,838

(1)	Case volumes increased 1.4% compared to fiscal 2025. This volume increase resulted in a 1.4% increase in the dollar value of sales compared to fiscal 2025.
(2)
Case volume reflects our broadline and specialty businesses, with the exception of our specialty meats business, which measures its volume in pounds. Any impact in volumes from our specialty meats operations is included within “Other.”

The sales growth in our U.S. Foodservice Operations in fiscal 2026 was driven by higher inflation and case volume growth. Case volumes from our U.S. Foodservice Operations increased 1.4%, as compared to fiscal 2025. This included a 1.7% increase in local customer case volume as compared to fiscal 2025 and a 1.3% increase in national customer case volume as compared to fiscal 2025.

Operating Income

The increase in operating income for fiscal 2026, as compared to fiscal 2025, was driven by increases in gross profit dollar growth and case volume growth, partially offset by increases in operating expenses.

Gross profit dollar growth in fiscal 2026 was driven primarily by benefits from strategic sourcing efforts and case volume growth, including contributions from recent acquisitions and stronger performance from local customers. The estimated change in product costs, an internal measure of inflation or deflation, increased in fiscal 2026. For fiscal 2026, this change in product costs was primarily driven by inflation in the meat, seafood, and fresh produce categories. Sysco brand penetration for U.S. Broadline decreased by 59 basis points to 35.4% for fiscal 2026, as compared to fiscal 2025. Specific to local customers, Sysco brand penetration for U.S. Broadline decreased by 45 basis points to 45.8% for fiscal 2026, as compared to fiscal 2025.

Gross margin, which is gross profit as a percentage of sales, was 19.11% in fiscal 2026, compared to 19.09% in fiscal 2025. The 2 basis point increase was primarily due to a favorable shift in customer mix, driven by local sales volume growth outpacing national sales volume growth.

The increase in operating expenses for fiscal 2026, as compared to fiscal 2025, was primarily driven by increases in colleague-related costs, which is inclusive of investments in sales headcount and incentive compensation.

Results of International Foodservice Operations

In fiscal 2026, the International Foodservice Operations operating results represented approximately 19.0% of Sysco’s overall sales.

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2026	2025	Change in Dollars	% Change
	(Dollars in millions)
Sales	$16,042	$14,905	$1,137	7.6%
Gross profit	3,401	3,109	292	9.4
Operating expenses	2,938	2,672	266	10.0
Operating income	$463	$437	$26	5.9%

Gross profit	$3,401	$3,109	$292	9.4%
Adjusted operating expenses (Non-GAAP) (1)	2,720	2,524	196	7.8
Adjusted operating income (Non-GAAP) (1)	$681	$585	$96	16.4%

Comparable sales using a constant currency basis (Non-GAAP) (1)	$15,519	$14,905	$614	4.1%
Comparable gross profit using a constant currency basis (Non-GAAP) (1)	3,276	3,109	167	5.4
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	2,609	2,524	85	3.4
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP) (1)	$667	$585	$82	14.0%

(1)	See “Non-GAAP Reconciliations” below.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	2026
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	3.8%	$563
Foreign currency	3.5	523
Case growth	1.7	254
Impact of divestiture	(1.5)	(207)
Other	0.1	4
Total change in sales	7.6%	$1,137

Sales increased 7.6% in fiscal 2026 as compared to fiscal 2025, primarily due to higher inflation, the impact of foreign currency translation, and local case growth. Excluding the impact of the Mexico joint venture, which was divested during the second quarter of fiscal 2025, sales increased 9.1% in fiscal 2026 as compared to fiscal 2025.

Operating Income

The $26 million increase in operating income for fiscal 2026, as compared to fiscal 2025, was primarily due to growth in local case volumes as a result of expanded supply chain capacity, increased availability of Sysco branded merchandise, and increased sales headcount. This was partially offset by increases in operating expenses.

The increase in gross profit dollars in fiscal 2026, as compared to fiscal 2025, was primarily attributable to increases in local case volumes, including contributions from recent acquisitions. Local case volumes increased approximately 4.3% in fiscal 2026, as compared to fiscal 2025.

The increase in operating expenses for fiscal 2026, as compared to fiscal 2025, was primarily due to increases in colleague-related costs, supply chain transformation costs, and sales headcount investments.

Results of SYGMA and Other Segment

Our SYGMA segment sales increased 2.5% in fiscal 2026, as compared to fiscal 2025. Operating income increased by $13 million in fiscal 2026, as compared to fiscal 2025. These increases were driven by continued improvements in the efficiency and performance of SYGMA’s supply chain operations.

For the operations that are grouped within our Other segment, sales were 0.5% lower in fiscal 2026, as compared to fiscal 2025. Operating income increased $103 million in fiscal 2026, as compared to fiscal 2025. The operations of this group mainly consist of our hospitality business, Guest Worldwide. The improvement in operating income is due to a noncash goodwill impairment charge of $92 million that was recorded in fiscal 2025 within operating expenses for a portion of the goodwill attributable to our Guest Worldwide reporting unit. We did not have a similar charge in fiscal 2026.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses increased $127 million in fiscal 2026, or 13.7% as compared to fiscal 2025, primarily due to increases in colleague-related costs, which is inclusive of incentive compensation, and acquisition and due diligence costs, partially offset by decreases in insurance costs.

Included in Global Support Center expenses are Certain Items that totaled $162 million in fiscal 2026, as compared to $79 million in fiscal 2025. Certain Items impacting fiscal 2026 were primarily expenses associated with our business technology transformation initiatives and acquisition and due diligence costs. In fiscal 2025, Certain Items that impacted the year were primarily expenses associated with severances, our business technology transformation initiatives, and expenses associated with acquisitions.

Interest Expense

Interest expense increased $82 million for fiscal 2026, as compared to fiscal 2025, primarily due to interest on new senior notes issued, as well as amortization expense associated with debt issuance costs on a bridge loan facility, which is treated as a Certain Item. We expect to incur approximately $770 million in interest expense in fiscal 2027, which includes the amortization of debt issuance costs associated with the bridge loan facility related to the planned acquisition of JRD. Interest expense on an adjusted basis is expected to be approximately $675 million in fiscal 2027.

Other expense (income), net

Other expense (income), net increased $64 million for fiscal 2026, as compared to fiscal 2025, primarily due to a $54 million loss on deal contingent rate lock transactions in fiscal 2026. During fiscal 2026 we have executed cash-settled deal contingent rate lock transactions to mitigate interest rate risk on future permanent debt that could potentially be issued to finance the purchase of JRD.

Net Earnings

Net earnings decreased 3.9% in fiscal 2026, as compared to fiscal 2025, due primarily to the items noted previously for operating income, interest expense, and other expense (income), net as well as items impacting our income taxes that are discussed in Note 19, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8. Adjusted net earnings, excluding Certain Items, increased 1.4% in fiscal 2026, primarily due to an increase in sales volume driven by local case growth and benefits from strategic sourcing efforts.

Earnings Per Share

Basic earnings per share in fiscal 2026 were $3.67, a 1.9% decrease from the fiscal 2025 amount of $3.74 per share. Diluted earnings per share in fiscal 2026 were $3.66, a 1.9% decrease from the fiscal 2025 amount of $3.73 per share. Adjusted diluted earnings per share, excluding Certain Items (which is a non-GAAP financial measure for which a reconciliation is provided in “Non-GAAP Reconciliations” on the subsequent page), in fiscal 2026 were $4.61, a 3.4% increase from the fiscal 2025 amount of $4.46 per share. These results were primarily attributable to the factors discussed previously related to net earnings in fiscal 2026.

Non-GAAP Reconciliations

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Adjustments provided herein for fiscal year 2026 results of operations also remove the impact of a charge associated with a legal matter, amortization expense associated with debt issuance costs on a bridge loan facility, and a loss on deal contingent rate lock transactions entered into to mitigate interest rate risk on future permanent debt that could potentially be issued to finance the purchase of Jetro Restaurant Depot. No similar charges were applicable in fiscal year 2025. Adjustments provided herein for fiscal year 2025 results of operations also remove the impact of a goodwill impairment charge. No similar charge was applicable in fiscal year 2026.

The results of our operations can be impacted due to changes in exchange rates applicable in converting local currencies to U.S. dollars. We measure our results on a constant currency basis. Constant currency operating results are calculated by translating current-period local currency operating results with the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. We also measure our sales growth for our International Foodservice Operations excluding the impact of our joint venture in Mexico which was divested in the second quarter of fiscal year 2025.

Management believes that adjusting its operating expenses, operating income, operating margin, interest expense, other (income) expense, net earnings and diluted earnings per share to remove these Certain Items, presenting its results on a constant currency basis, and adjusting its sales results to exclude the impact of its joint venture in Mexico provides an important perspective with respect to our underlying business trends and results. It provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

Sysco has a history of growth through acquisitions and excludes from its non-GAAP financial measures the impact of acquisition-related intangible amortization, acquisition costs and due-diligence costs for those acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal year 2026 and fiscal year 2025.

Set forth on the following page is a reconciliation of sales, operating expenses, operating income, interest expense, other (income) expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented. Individual components of diluted earnings per share may not be equal to the total presented when added due to rounding. Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding. The non-GAAP financial measures shown in the following tables should not be used as a substitute for the most comparable GAAP financial measures in assessing the company’s financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

	2026	2025	Change in Dollars	%/bps Change
	(In millions, except for share and per share data)
Sales (GAAP)	$84,553	$81,370	$3,183	3.9%
Impact of Mexico joint venture sales	—	(207)	207	0.3
Comparable sales excluding Mexico joint venture (Non-GAAP)	$84,553	$81,163	$3,390	4.2%

Sales (GAAP)	$84,553	$81,370	$3,183	3.9%
Impact of currency fluctuations (1)	(527)		(527)	(0.6)
Comparable sales using a constant currency basis (Non-GAAP)	$84,026	$81,370	$2,656	3.3%

Cost of sales (GAAP)	$68,914	$66,401	$2,513	3.8%

Gross profit (GAAP)	$15,639	$14,969	$670	4.5%
Impact of currency fluctuations (1)	(127)		(127)	(0.9)
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$15,512	$14,969	$543	3.6%

Gross margin (GAAP)	18.50%	18.40%		10 bps
Impact of currency fluctuations (1)	(0.04)			-4 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.46%	18.40%		6 bps

Operating expenses (GAAP)	$12,544	$11,881	$663	5.6%
Impact of restructuring and transformational project costs (2)	(287)	(183)	(104)	(56.8)
Impact of acquisition-related costs (3)	(232)	(160)	(72)	(45.0)
Impact of goodwill impairment	—	(92)	92	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	12,025	11,446	579	5.1
Impact of currency fluctuations (1)	(111)		(111)	(1.0)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$11,914	$11,446	$468	4.1%

Operating expense as a percentage of sales (GAAP)	14.84%	14.60%		24 bps
Impact of certain item adjustments	(0.62)	(0.53)		-9 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.22%	14.07%		15 bps

Operating income (GAAP)	$3,095	$3,088	$7	0.2%
Impact of restructuring and transformational project costs (2)	287	183	104	56.8
Impact of acquisition-related costs (3)	232	160	72	45.0
Impact of goodwill impairment	—	92	(92)	NM
Operating income adjusted for Certain Items (Non-GAAP)	3,614	3,523	91	2.6
Impact of currency fluctuations (1)	(16)		(16)	(0.5)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,598	$3,523	$75	2.1%

Operating margin (GAAP)	3.66%	3.80%		-14 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.27%	4.33%		-6 bps
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.28%	4.33%		-5 bps

Interest expense (GAAP)	$717	$635	$82	12.9%
Impact of bridge loan amortization (4)	(30)	—	(30)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$687	$635	$52	8.2%

	2026	2025	Change in Dollars	%/bps Change
	(In millions, except for share and per share data)
Other expense (GAAP)	$102	$38	$64	NM
Impact of deal contingent rate lock transactions (4)	(54)	—	(54)	NM
Other expense adjusted for Certain Items (Non-GAAP)	$48	$38	$10	26.3%

Net earnings (GAAP)	$1,757	$1,828	$(71)	(3.9)%
Impact of restructuring and transformational project costs (2)	287	183	104	56.8
Impact of acquisition-related costs (3)	232	160	72	45.0
Impact of goodwill impairment	—	92	(92)	NM
Impact of bridge loan amortization (4)	30	—	30	NM
Impact of deal contingent rate lock transactions (4)	54	—	54	NM
Tax impact of restructuring and transformational project costs (5)	(69)	(42)	(27)	(64.3)
Tax impact of acquisition-related costs (5)	(56)	(37)	(19)	(51.4)
Tax impact of goodwill impairment (5)	—	(10)	10	NM
Tax impact of bridge loan amortization (5)	(7)	—	(7)	NM
Tax impact of deal contingent rate lock transactions (5)	(13)	—	(13)	NM
Impact of other non-routine tax adjustments	—	10	(10)	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$2,215	$2,184	$31	1.4%

Diluted earnings per share (GAAP)	$3.66	$3.73	$(0.07)	(1.9)%
Impact of restructuring and transformational project costs (2)	0.60	0.37	0.23	62.2
Impact of acquisition-related costs (3)	0.48	0.33	0.15	45.5
Impact of goodwill impairment	—	0.19	(0.19)	NM
Impact of bridge loan amortization (4)	0.06	—	0.06	NM
Impact of deal contingent rate lock transactions (4)	0.11	—	0.11	NM
Tax impact of restructuring and transformational project costs (5)	(0.14)	(0.09)	(0.05)	(55.6)
Tax impact of acquisition-related costs (5)	(0.12)	(0.08)	(0.04)	(50.0)
Tax impact of goodwill impairment (5)	—	(0.02)	0.02	NM
Tax impact of bridge loan amortization (5)	(0.01)	—	(0.01)	NM
Tax impact of deal contingent rate lock transactions (5)	(0.03)	—	(0.03)	NM
Impact of other non-routine tax adjustments	—	0.02	(0.02)	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (6)	$4.61	$4.46	$0.15	3.4%

Diluted shares outstanding	480,612,203	489,825,648

(1)	Represents a constant currency adjustment which eliminates the impact of foreign currency fluctuations on the current year results.
(2)	Fiscal year 2026 includes $71 million related to restructuring costs, severance charges, and costs associated with a legal matter and $216 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy. Fiscal year 2025 includes $57 million related to restructuring and severance charges and $126 million related to various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(3)
Fiscal year 2026 includes $147 million of intangible amortization expense and $85 million in acquisition and due diligence costs. Fiscal year 2025 includes $133 million of intangible amortization expense and $27 million in acquisition and due diligence costs.

(4)	Fiscal year 2026 includes amortization expense associated with debt issuance costs on a bridge loan facility and a loss on deal contingent rate lock transactions, both of which are related to the planned acquisition of Jetro Restaurant Depot.
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

Set forth below is a reconciliation by segment of actual operating expenses and operating income to adjusted results for these measures for the periods presented (dollars in millions):

	2026	2025	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Sales (GAAP)	$58,803	$56,965	$1,838	3.2%
Gross profit (GAAP)	11,239	10,875	364	3.3%
Gross margin (GAAP)	19.11%	19.09%		2 bps

Operating expenses (GAAP)	$7,721	$7,359	$362	4.9%
Impact of restructuring and transformational project costs (1)	(49)	(45)	(4)	(8.9)
Impact of acquisition-related costs (2)	(90)	(71)	(19)	(26.8)
Operating expenses adjusted for Certain Items (Non-GAAP)	$7,582	$7,243	$339	4.7%

Operating income (GAAP)	$3,518	$3,516	$2	0.1%
Impact of restructuring and transformational project costs (1)	49	45	4	8.9
Impact of acquisition-related costs (2)	90	71	19	26.8
Operating income adjusted for Certain Items (Non-GAAP)	$3,657	$3,632	$25	0.7%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$16,042	$14,905	$1,137	7.6%
Impact of Mexico joint venture sales	—	(207)	207	1.5
Comparable sales excluding Mexico joint venture (Non-GAAP)	$16,042	$14,698	$1,344	9.1%

Sales (GAAP)	$16,042	$14,905	$1,137	7.6%
Impact of currency fluctuations (3)	(523)		(523)	(3.5)
Comparable sales using a constant currency basis (Non-GAAP)	$15,519	$14,905	$614	4.1%

Gross profit (GAAP)	$3,401	$3,109	$292	9.4%
Impact of currency fluctuations (3)	(125)		(125)	(4.0)
Comparable gross profit using a constant currency basis (Non-GAAP)	$3,276	$3,109	$167	5.4%

Gross margin (GAAP)	21.20%	20.86%		34 bps
Impact of currency fluctuations (3)	(0.09)			-9 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	21.11%	20.86%		25 bps

Operating expenses (GAAP)	$2,938	$2,672	$266	10.0%
Impact of restructuring and transformational project costs (4)	(148)	(74)	(74)	(100.0)
Impact of acquisition-related costs (2)	(70)	(74)	4	5.4
Operating expenses adjusted for Certain Items (Non-GAAP)	2,720	2,524	196	7.8
Impact of currency fluctuations (3)	(111)		(111)	(4.4)
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$2,609	$2,524	$85	3.4%

Operating income (GAAP)	$463	$437	$26	5.9%
Impact of restructuring and transformational project costs (4)	148	74	74	100.0
Impact of acquisition-related costs (2)	70	74	(4)	(5.4)

	2026	2025	Change in Dollars	%/bps Change
Operating income adjusted for Certain Items (Non-GAAP)	681	585	96	16.4
Impact of currency fluctuations (3)	(14)		(14)	(2.4)
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$667	$585	$82	14.0%

SYGMA
Sales (GAAP)	$8,623	$8,410	$213	2.5%
Gross profit (GAAP)	671	662	9	1.4%
Gross margin (GAAP)	7.78%	7.87%		-9 bps

Operating expenses (GAAP)	$577	$581	$(4)	(0.7)%
Operating income (GAAP)	94	81	13	16.0%

OTHER
Sales (GAAP)	$1,085	$1,090	$(5)	(0.5)%
Gross profit (GAAP)	281	266	15	5.6%
Gross margin (GAAP)	25.90%	24.40%		150 bps

Operating expenses (GAAP)	$251	$339	$(88)	(26.0)%
Impact of goodwill impairment	—	(92)	92	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$251	$247	$4	1.6%

Operating income (loss) (GAAP)	$30	$(73)	$103	NM
Impact of goodwill impairment	—	92	(92)	NM
Operating income adjusted for Certain Items (Non-GAAP)	$30	$19	$11	57.9%

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$47	$57	$(10)	(17.5)%

Operating expenses (GAAP)	$1,057	$930	$127	13.7%
Impact of restructuring and transformational project costs (5)	(90)	(64)	(26)	(40.6)
Impact of acquisition-related costs (6)	(72)	(15)	(57)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$895	$851	$44	5.2%

Operating loss (GAAP)	$(1,010)	$(873)	$(137)	(15.7)%
Impact of restructuring and transformational project costs (5)	90	64	26	40.6
Impact of acquisition-related costs (6)	72	15	57	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(848)	$(794)	$(54)	(6.8)%

(1)	Primarily represents severance charges, transformation initiative costs, and costs associated with a legal matter.
(2)	Fiscal year 2026 and fiscal year 2025 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation costs primarily in Europe.
(5)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(6)	Represents due diligence costs.
NM	Represents that the percentage change is not meaningful.

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

	2026	2025	Change in Dollars	% Change
Net earnings (GAAP)	$1,757	$1,828	$(71)	(3.9)%
Interest (GAAP)	717	635	82	12.9
Income taxes (GAAP)	519	587	(68)	(11.6)
Depreciation and amortization (GAAP)	976	945	31	3.3
EBITDA (Non-GAAP)	$3,969	$3,995	$(26)	(0.7)%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	280	179	101	56.4
Impact of acquisition-related costs (2)	84	27	57	NM
Impact of deal contingent rate lock transactions (3)	54	—	54	NM
Impact of goodwill impairment	—	92	(92)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (4)	$4,387	$4,293	$94	2.2%
Other expense (income), net, as adjusted (Non-GAAP) (5)	48	38	10	26.3
Depreciation and amortization, as adjusted (Non-GAAP) (6)	(821)	(808)	(13)	(1.6)
Operating income adjusted for Certain Items (Non-GAAP)	$3,614	$3,523	$91	2.6%

(1)	Fiscal year 2026 and fiscal year 2025 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation. In addition, fiscal 2026 includes charges associated with a legal matter.
(2)	Fiscal year 2026 and fiscal year 2025 include acquisition and due diligence costs.
(3)	Fiscal year 2026 includes a loss on deal contingent rate lock transactions related to the planned acquisition of Jetro Restaurant Depot.
(4)	In arriving at adjusted EBITDA, Sysco does not exclude interest income of $27 million and $29 million or non-cash stock compensation expense of $118 million and $93 million for fiscal year 2026 and fiscal year 2025, respectively.
(5)	Fiscal year 2026 represents $102 million in GAAP other expense (income), net less $54 million in expense from a loss on deal contingent rate lock transactions entered into to mitigate interest rate risk on future permanent debt that could potentially be issued to finance the purchase of Jetro Restaurant Depot. Fiscal year 2025 represents $38 million in GAAP other expense (income), net.
(6)	Fiscal year 2026 includes $976 million in GAAP depreciation and amortization expense, less $155 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal year 2025 includes $945 million in GAAP depreciation and amortization expense, less $137 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.
NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

Below are comparisons of the cash flows from fiscal 2026 to fiscal 2025:
•Cash flows from operations were $2.6 billion in fiscal 2026, compared to $2.5 billion in fiscal 2025;
•Net capital expenditures totaled $524 million in fiscal 2026, compared to $692 million in fiscal 2025;
•Free cash flow was $2.1 billion in fiscal 2026, compared to $1.8 billion in fiscal 2025 (see “Cash Flows – Free Cash Flow – Non-GAAP Reconciliation” below for an explanation of this non-GAAP financial measure);
•Cash used for acquisition of businesses was $189 million in fiscal 2026, compared to $40 million in fiscal 2025;
•Dividends paid were $1.0 billion in fiscal 2026, and in fiscal 2025;
•Cash paid for treasury stock repurchases was $200 million in fiscal 2026, compared to $1.3 billion in fiscal 2025;

•We issued senior notes totaling $1.25 billion in fiscal 2026, and in fiscal 2025; and
•There were no commercial paper amount outstanding as of the end of fiscal 2026. There were $205 million in commercial paper amounts outstanding as of the end of fiscal 2025.

As of June 27, 2026, there were no borrowings outstanding under our long-term revolving credit facility and the company had approximately $4.8 billion in cash and available liquidity. As of August 4, 2026, the company had approximately $2.4 billion in cash and available liquidity.

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
•debt repayments;
•cash dividends; and
•share repurchases.

Any remaining cash generated from operations may be invested in high-quality, short-term instruments. As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure. Any transactions resulting from these evaluations may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability. See Note 4, “Acquisitions,” in the Notes to the Consolidated Financial Statements in Item 8 for more information on our pending acquisition of Jetro Restaurant Depot.

We continue to be in a strong financial position based on our balance sheet and operating cash flows; however, our liquidity and capital resources can be influenced by macroeconomic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as actively working with customers to receive payments on receivables, optimizing inventory levels and maximizing payment terms with vendors, have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to mitigate any unfavorable impact on our cash flows from operations arising from macro-economic trends and conditions.

We extend credit terms to some of our customers based on our assessment of each customer’s creditworthiness. We monitor each customer’s account and will suspend shipments if necessary. In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. The company may utilize purchase arrangements with third-party financial institutions to transfer portions of our trade accounts receivables on a non-recourse basis in order to extend terms for our customers without negatively impacting our cash flow. These arrangements meet the requirements for the receivables transferred to be accounted for as sales. See Note 1, “Summary of Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8 for additional information.

As of June 27, 2026, we had $1.8 billion in cash and cash equivalents, approximately 39% of which was held by our international subsidiaries and generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to withholding and additional foreign tax obligations. Additionally, Sysco Corporation has provided intercompany loans to certain of its international subsidiaries. When interest and principal payments are made, some of this cash will move to the U.S.

Our wholly owned captive insurance subsidiary (the Captive) must maintain a sufficient level of liquidity to fund future reserve payments. As of June 27, 2026, the Captive held $137 million of fixed income marketable securities and $331 million of restricted cash and restricted cash equivalents in a restricted investment portfolio in order to meet solvency requirements. We purchased $61 million in marketable securities in fiscal 2026 and received $54 million in proceeds from the sale of marketable securities in the period.

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

•Federal Clean Energy Tax Credits – See Note 19 “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8 for further detail of our tax credits and expected timing of purchases.

•Purchase and Other Obligations – Purchase obligations include amounts committed with various third-party service providers to provide information technology services and warehouse management services for periods up to fiscal 2036. See discussion under Note 20, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

•Other Liabilities – These include other long-term liabilities reflected in our consolidated balance sheets as of June 27, 2026, including obligations associated with certain employee benefit programs, unrecognized tax benefits and various long-term liabilities which have some inherent uncertainty in the timing of these payments.

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

Cash Flows

Operating Activities

We generated $2.6 billion in cash flows from operations in fiscal 2026, compared to cash flows from operations of $2.5 billion in fiscal 2025. In fiscal 2026, these amounts included year-over-year unfavorable comparisons on working capital of $15 million due to an unfavorable comparison on accounts receivable of $263 million, partially offset by favorable comparisons on accounts payable and inventory of $211 million and $37 million, respectively. Income taxes positively impacted cash flows from operations by $78 million, as estimated payments made were lower than in fiscal 2025.

Investing Activities

Fiscal 2026 and fiscal 2025 capital expenditures included:

•buildings and building improvements;
•fleet replacements;
•investments in technology; and
•warehouse equipment.

The following table sets forth the company’s total plant and equipment additions:

	2026	2025
	(In millions)
Net cash capital expenditures	$524	$692
Plant and equipment acquired through financing programs	154	281
Assets obtained in exchange for finance lease obligations	55	202
Total net plant and equipment additions	$733	$1,175

Our capital expenditures in fiscal 2026 were $206 million lower than in fiscal 2025, reflecting a disciplined capital expenditure strategy and contributing to an increase in free cash flow. We expect our capital expenditures in fiscal 2027 to be approximately $720 million.

During fiscal 2026, we paid $189 million, net of cash acquired, primarily for the acquisitions of Fairfax Meadow and Ginsberg’s Foods. During fiscal 2025, we paid $40 million, net of cash acquired, for the acquisition of Campbells Prime Meat.

During fiscal 2026, we received $176 million in proceeds from sales of plant and equipment, which was primarily attributable to proceeds received from sale leaseback transactions. During fiscal 2025, we received $214 million in proceeds from sales of plant and equipment, which was primarily attributable to proceeds received from sale leaseback transactions.

Free Cash Flow

Our free cash flow for fiscal 2026 increased by $296 million, to $2.1 billion, as compared to fiscal 2025, principally as a result of an increase in cash flows from operations and a decrease in capital expenditures, partially offset by a decrease in proceeds from sales of plant and equipment.

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

	2026	2025	Change in Dollars	% Change
	(In millions)
Net cash provided by operating activities (GAAP)	$2,638	$2,510	$128	5.1%
Additions to plant and equipment	(700)	(906)	206	22.7
Proceeds from sales of plant and equipment	176	214	(38)	(17.8)
Free Cash Flow (Non-GAAP)	$2,114	$1,818	$296	16.3%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $137 million and $110 million in fiscal 2026 and fiscal 2025, respectively. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We have traditionally engaged in share repurchase programs to allow Sysco to continue offsetting dilution resulting from shares issued under the company’s benefit plans and to make opportunistic repurchases. In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock which will remain available until fully utilized. We repurchased 2,230,415 shares for $200 million during fiscal 2026. As of June 27, 2026, we had a remaining authorization of approximately $1.3 billion. As of August 4, 2026, we have repurchased no additional shares under this authorization. In connection with the Transactions, we have suspended the share repurchase program and do not anticipate repurchasing shares in fiscal 2027.

We have made dividend payments to our shareholders in each fiscal year since our company’s inception. Dividends paid in fiscal 2026 were $1.0 billion, or $2.16 per share, as compared to $1.0 billion, or $2.04 per share, in fiscal 2025. In April 2026, we declared our regular quarterly dividend for the fourth quarter of fiscal 2026 of $0.55 per share, representing an increase of $0.01 per share. This dividend was paid in July 2026.

In August 2024, we filed a universal shelf registration statement with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 4, 2026, there were 29,477,835 shares remaining for issuance under this registration statement.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, and our borrowing availability is described in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. Our outstanding borrowings at June 27, 2026, and repayment activity since the end of fiscal 2026 are disclosed within those notes. Updated amounts at August 4, 2026 include:

•No outstanding borrowings from the long-term revolving credit facility supporting our commercial paper programs;
•$700 million outstanding borrowings under our U.S. commercial paper program; and
•$663 million outstanding borrowings under our commercial paper program in Europe.

Our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 4.39% for fiscal 2026 and 4.57% for fiscal 2025.

Senior notes classified within current maturities of long-term debt totaling $1.0 billion matured on July 15, 2026. Senior notes classified within long-term debt totaling $43 million and $749 million will mature on April 15, 2027 and July 15, 2027, respectively. We expect to fund the repayment of this debt using a combination of cash flows from operations and the proceeds from issuances of commercial paper and long-term debt.

The availability of financing in the form of debt is influenced by many factors, including our profitability, free cash flows, debt levels, credit ratings, debt covenants and economic and market conditions. As of August 4, 2026, Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa2 and the ratings outlook is currently under review. Standard & Poor’s has assigned us an unsecured debt credit rating of BBB and a ratings outlook of “negative.” Fitch Ratings Inc. has assigned us an unsecured debt credit rating of BBB for long-term debt, F2 for short-term debt, and a ratings outlook of “negative.” A significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. To date, we have not experienced difficulty accessing the credit markets. As of August 4, 2026, the company had approximately $2.4 billion in cash and available liquidity.

On April 16, 2026, Sysco entered into a new long-term revolving credit facility, which replaces Sysco’s existing $3.0 billion senior revolving credit facility that was originally entered into on September 5, 2025. The aggregate commitments of the lenders under the new revolving credit agreement are $3.0 billion, and such commitments will increase to $4.0 billion after the acquisition of Jetro Restaurant Depot is complete. The new revolving credit agreement has an option to increase such commitments to $5.0 billion. The new facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The new revolving credit facility expires on April 16, 2031. As of June 27, 2026, Sysco was in compliance with all of its debt covenants and the company expects to remain in compliance through the next twelve months.

As part of the planned acquisition of Jetro Restaurant Depot, Sysco executed a commitment letter on March 30, 2026 for a $22 billion senior unsecured 364-day bridge loan facility that will be used to fund the cash portion of the purchase price and pay related fees and expenses. Subsequent to the execution of the commitment letter for the bridge loan facility, Sysco entered into a $3 billion senior unsecured delayed draw term loan facility, comprised of a $1.25 billion 364-day tranche and a $1.75 billion 2-year tranche, reducing the bridge loan facility commitments from $22 billion to $19 billion. Fees paid upfront for the bridge facility as of August 4, 2026 total $126 million and will be amortized to interest expense within our statement of consolidated results of operations over the expected life of the bridge facility unless it is terminated at an earlier date.

Sysco’s U.S. commercial paper dealer agreement includes an issuance allowance for an aggregate amount not to exceed $3.0 billion. Our commercial paper dealer agreement in Europe includes an issuance allowance for an aggregate amount not to exceed €750 million. Any outstanding commercial paper balances are classified within long-term debt, as the programs are supported by the long-term revolving credit facility.

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. A list of the current guarantors is included in Exhibit 22 to this Form 10-K. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility and the $3.0 billion senior unsecured delayed draw term loan facility have also been guaranteed by these subsidiaries, as discussed in Note 12, “Debt and Other Financing Arrangements,” in the Notes to Consolidated Financial Statements in Item 8. As of June 27, 2026, Sysco had a total of $12.2 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by these subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture, our long-term revolving credit facility or our senior unsecured delayed draw term loan facility.

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

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Jun. 27, 2026
(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$274
Current assets	7,134
Total current assets	$7,408
Notes receivable from non-obligor subsidiaries	$1
Other noncurrent assets	5,459
Total noncurrent assets	$5,460

LIABILITIES
Payables due to non-obligor subsidiaries	$79
Other current liabilities	3,629
Total current liabilities	$3,708
Notes payable to non-obligor subsidiaries	$388
Long-term debt	12,115
Other noncurrent liabilities	1,704
Total noncurrent liabilities	$14,207

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	2026
(In millions)
Sales	$50,913
Gross profit	9,104
Operating income	2,394
Interest expense from non-obligor subsidiaries	151
Net earnings	1,439

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

Certain reporting units have a greater proportion of goodwill recorded to estimated fair value as compared to the U.S. Foodservice Operations, Canada Broadline or SYGMA reporting units. This is primarily due to these businesses having been more recently acquired, and as a result there has been less history of organic growth than in the U.S. Foodservice Operations, Canadian Broadline and SYGMA reporting units. As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn. Goodwill totals $2.7 billion for our U.S. Foodservice Operations, Canada Broadline and SYGMA reporting units, with $2.5 billion remaining for our other reporting units.

We estimate the fair value of our reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. Our fair value conclusions as of June 27, 2026 for the reporting units are sensitive to changes in the assumptions used in the income approach which include forecasted revenues and EBITDA, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. We used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on actual results, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The fair value estimates of one of our more significant reporting units, with total goodwill of $1.3 billion, and one of our indefinite-lived intangible assets, with carrying value of approximately $180 million, are more sensitive to changes in significant assumptions, including changes in projected cash flows or weighted average cost of capital.

As part of the rebranding initiative in the United Kingdom discussed above, we performed impairment testing on the related indefinite-lived intangible assets during the second quarter of fiscal 2026. The assets were determined not to be impaired. The rebranding initiative will result in Sysco amortizing previously indefinite-lived intangible assets on a straight-line basis over a nineteen month period through June 2027.

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

The expected long-term rate of return on plan assets was 5.70% for fiscal 2026. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns reflecting a combination of historical performance analysis, the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets, and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the U.S. Retirement Plan is 6.00% for fiscal 2027. A 25 basis point increase (decrease) in the assumed rate of return in the Plan for fiscal 2027 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2027 by approximately $6 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the Statement of Financial Position, with a corresponding adjustment to accumulated other comprehensive income (loss), net, net of tax. The amount reflected in accumulated other comprehensive income (loss), net related to the recognition of the funded status of our defined benefit plans as of June 27, 2026 was a charge, net of tax, of $795 million. The amount reflected in accumulated other comprehensive income (loss), net related to the recognition of the funded status of our defined benefit plans as of June 28, 2025 was a charge, net of tax, of $918 million.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “can,” “contemplates,” “continues,” “continuously,” “could,” “estimates,” “expects,” “forecasts,” “future,” “goal,” “intends,” “may,” “outlook,” “plans,” “predicts,” “projected,” “seek,” “should,” “strive,” “target,” “will,” “would,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. This report contains various statements relating to future financial performance and results, business strategy, plans, goals and objectives, including certain outlook, business trends, our dividend and share repurchase programs, our expectation of future macroeconomic conditions and other statements that are not historical facts, including statements about the expected timing and completion of the Transactions with JRD and the anticipated benefits of the Transactions.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those within Part I, Item 1A of this Annual Report on Form 10-K:

•the risk that if sales from our locally managed customers do not grow at the same rate as sales from multi-unit customers, our gross margins may decline;
•periods of significant or prolonged inflation, deflation, or economic uncertainty and their impact on our product costs and profitability generally, and our inability to predict inflation over the long term;
•the risk that our efforts to modify truck routing, including our small truck initiative, in order to reduce outbound transportation costs may be unsuccessful;
•the risk that we may not realize anticipated benefits from our operating cost reduction efforts, including our ability to accelerate and/or identify additional cost savings;
•risks related to geopolitical, economic and market conditions and developments, including unfavorable conditions in the Americas and Europe, and changes in global trade policies, tariffs, and similar foreign conflicts, foreign exchange rates and the impact on our business, results of operations and financial condition;
•the risks related to our efforts to implement our business transformation initiatives and meet our other long-term strategic objectives, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected;
•the risk that competition in our industry and the impact of GPOs may adversely impact our margins and our ability to retain customers and make it difficult for us to maintain our market share, growth rate and profitability;
•the risk that our relationships with long-term customers may be materially diminished or terminated;

•the risk that changes in consumer eating habits, including economic factors affecting consumer confidence and discretionary spending and the impact of advancements in pharmaceutical therapies, which may reduce the consumption of food prepared away from home, could materially and adversely affect our business, financial condition, or results of operations;
•the impact and effects of public health crises, pandemics, epidemics, and natural disasters or adverse weather conditions on our business, financial condition and results of operations;
•the risk that we may not be able to fully compensate for increases in fuel costs, and fuel hedging arrangements intended to contain fuel costs could result in above market fuel costs;
•the risk of interruption of supplies and increase in product costs as a result of conditions beyond our control;
•the potential impact on our reputation and earnings of adverse publicity or lack of confidence in our products;
•difficulties in successfully expanding into international markets and complementary lines of business;
•the potential impact of product liability claims or product recalls;
•the risk that we fail to comply with requirements imposed by applicable law or government regulations, including but not limited to those related to environmental, data privacy and tax and accounting laws, rules and regulations;
•risks related to our ability to effectively finance and integrate acquired businesses;
•risks related to our access to borrowed funds in order to grow and finance the Transactions and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;
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
•due to our reliance on technology, any technology disruption or delay in implementing new technology, including artificial intelligence (AI), could have a material negative impact on our business;
•the risk of negative impacts to our business and our relationships with customers from a cybersecurity incident and/or other technology disruptions, including risks from flaws, breaches, or malfunctions in AI systems that could lead to operational disruptions, data loss, or erroneous decision-making;
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
•business uncertainties and contractual restrictions affecting us and Jetro Restaurant Depot while the Transactions are pending, including effects on employees, customers, suppliers, and other business relationships;
•the risk that the Transactions are not consummated as expected, in a timely manner or at all;
•the risk that any of the anticipated benefits of the Transactions will not be realized or will not be realized within the expected time period;
•risks relating to the integration of Jetro Restaurant Depot; and
•the outcome and costs of any litigation relating to the Transactions.
You should carefully consider these risks, as well as the additional risks described in other documents we file with the SEC. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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

We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that position. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. At June 27, 2026, we have fixed-to-floating swap agreements on $2.3 billion of outstanding fixed-rate senior notes. See Note 10, “Derivative Financial Instruments” for more details. A hypothetical 100 basis-point increase (decrease) in market interest rates related to the fixed-to-floating swaps would increase (decrease) the fair value of the long-term senior notes by approximately $140 million.

At June 27, 2026, we have forward starting interest rate swap agreements on a $2 billion notional value of debt issuances expected to occur in the first quarter of fiscal 2027. See Note 10, “Derivative Financial Instruments” for more details. A hypothetical 100 basis-point increase (decrease) in benchmark interest rates would increase (decrease) the fair value of the pre-issuance swap agreements by approximately $120 million.

At June 27, 2026, we have deal-contingent interest rate lock agreements on $6.3 billion of future permanent debt that could be issued to finance the purchase of JRD and are accounted for mark-to-market with changes in fair value going to Other income and expense. See Note 10, “Derivative Financial Instruments” for more details. A hypothetical 100-basis point increase (decrease) in interest rates would increase (decrease) the fair value of these agreements by approximately $425 million and have a similar impact on earnings.

At June 27, 2026, there were no commercial paper issuances outstanding under our European commercial paper program and no commercial paper issuances outstanding under our U.S. commercial paper program. Total debt as of June 27, 2026 was $13.5 billion, of which approximately 83% was at fixed rates of interest.

At June 28, 2025, there were $205 million in commercial paper issuances outstanding under our European commercial paper program and no commercial paper issuances outstanding under our U.S. commercial paper program. Total debt as of June 28, 2025 was $13.3 billion, of which approximately 90% was at fixed rates of interest.

Details of our outstanding swap agreements as of June 27, 2026 are below:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in millions)
June 25, 2031	$600	4.40%	USD-SOFR-COMPOUND w/ -2 Day Lookback USD-SOFR-OIS Compound w/ -2 Day Lookback	Every six months on the last day of each calculation period	Accrued expenses	$(2)
					Other long-term liabilities	(9)
September 30, 2031	1,000	N/A	USD-SOFR-OIS Compound	Every twelve months on the last day of each calculation period	Other long-term liabilities	(3)
January 17, 2034	500	6.00	USD-SOFR Compound USD-SOFR-OIS Compound	Every six months on the last day of each calculation period	Other assets	5
March 23, 2035	550	5.40	USD-SOFR-OIS Compound	Every six months on the last day of each calculation period	Prepaid expenses and other current assets	1
					Other assets	6
March 25, 2036	650	4.95	USD-SOFR-OIS Compound w/ -2 Day Lookback	Every six months on the last day of each calculation period	Accrued expenses	(1)
					Other long-term liabilities	(11)
September 30, 2036	1,000	N/A	USD-SOFR-OIS Compound	Every twelve months on the last day of each calculation period	Other long-term liabilities	(4)

The following tables present our interest rate position as of June 27, 2026. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 27, 2026
	Principal Amount by Expected Maturity
	Average Interest Rate
	2027	2028	2029	2030	2031	Thereafter	Total	Fair Value
	(Dollars in millions)
U.S. Dollar Denominated:
Fixed Rate Debt	$1,043	$750	$655	$1,500	$700	$5,384	$10,032	$9,462
Average Interest Rate	3.46%	3.25%	5.93%	4.77%	5.10%	4.79%	4.63%
Floating Rate Debt	$—	$—	$—	$—	$—	$2,300	$2,300	$2,297
Average Interest Rate	—%	—%	—%	—%	—%	5.14%	5.14%

	Interest Rate Position as of June 27, 2026
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2027	2028	2029	2030	2031	Thereafter	Total	Fair Value
	(Dollars in millions)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$—	$—	$—	$—	$—	$2,300	$2,300	$(11)
Average Variable Rate Paid:
Rate A Plus	—%	—%	—%	—%	—%	1.29%	1.29%
Fixed Rate Received	—%	—%	—%	—%	—%	5.14%	5.14%
Rate A – six-month USD-SOFR Compound and USD-SOFR-OIS Compound

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our largest currency exposures are with Canadian dollars, British pound sterling and Euro currencies. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The exchange rates used to translate our foreign sales into U.S. dollars positively affected sales by 0.6% in fiscal 2026 when compared to fiscal 2025. The exchange rate used to translate our foreign sales into U.S. dollars negatively affected sales by less than 0.1% in fiscal 2025 when compared to fiscal 2024. The impact on our operating income, net earnings and earnings per share was not material in fiscal 2026 or fiscal 2025. A 10% unfavorable change in the fiscal 2026 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively affected fiscal 2026 sales by 1.7% and would not have materially affected our operating income, net earnings and earnings per share.

Our investments and loans to foreign operations create additional foreign currency exposure and from time to time, we enter into agreements to hedge foreign currency exchange rate risks and mitigate impact to our consolidated results of operations. In third quarter of fiscal 2026, we entered into Canadian dollar cross-currency swaps which will mature on June 25, 2031 to hedge the foreign currency exposure of the net investment in our Canadian operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. Dollar exchange rates were recorded as foreign currency translation adjustments within accumulated other comprehensive income (loss), net. Additionally, we periodically enter into agreements to hedge foreign currency risk associated with changes in spot and forward rates on foreign denominated balances, which are designated as fair value hedges. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. Unrealized gains or losses on components excluded from hedge effectiveness are recorded as a component of accumulated other comprehensive income (loss), net and recognized into earnings over the life of the hedged instrument.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors are generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases, and we may not be able to pass on these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver products to our customers. Fuel costs related to outbound deliveries represented approximately 0.5% of sales in each of fiscal 2026, fiscal 2025 and fiscal 2024.

Our activities to mitigate fuel costs include routing optimization with the goal of reducing miles driven, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges that primarily track with the change in market prices of fuel. We use diesel fuel swap contracts to fix the price of a portion of our projected monthly diesel fuel requirements. As of June 27, 2026, we had diesel fuel swaps with a total notional amount of approximately 87 million gallons through June 2028. These swaps are expected to lock in the price of approximately 80% of our bulk fuel purchases for fiscal 2027, or 70% of our total projected fuel purchase needs for fiscal 2027. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price or hedged at a later date. Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of approximately $9 million in our fuel costs on our non-contracted volumes.

Investment Risk

Our U.S. Retirement Plan holds various investments, including public and private equity, fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored retirement plans at the plans’ fiscal year end (December 31, 2025) would not have a material impact on our anticipated future contributions for fiscal 2027; however, such an unfavorable change would increase our pension expense for fiscal 2027 by $25 million and would reduce our shareholders’ equity on our balance sheet as of June 27, 2026 by $259 million.

Item 8.  Financial Statements and Supplementary Data

SYSCO CORPORATION AND SUBSIDIARIES

All schedules are omitted because they are not applicable, or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sysco Corporation (Sysco) is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Sysco’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of June 27, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that, as of June 27, 2026, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of June 27, 2026.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sysco Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Sysco Corporation and its consolidated subsidiaries’ internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sysco Corporation and its consolidated subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 27, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2026 consolidated financial statements of the Company and our report dated August 20, 2026, expressed an unqualified opinion thereon.

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
August 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sysco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysco Corporation and its consolidated subsidiaries (the Company) as of June 27, 2026 and June 28, 2025, the related consolidated results of operations, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 27, 2026 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 27, 2026 and June 28, 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 20, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At June 27, 2026, the Company’s goodwill was $5,225 million. As discussed in Note 1 of the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually unless there are indications of impairment at other points throughout the fiscal year.

Auditing management’s impairment tests for goodwill is complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate of one reporting unit was more sensitive to changes in significant assumptions including changes in projected cash flows and weighted average cost of capital. These assumptions are sensitive to and affected by expected future market or economic conditions and company-specific qualitative factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. We also tested controls over management’s review of the data used in their valuation models.

To test the estimated fair value of the reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared projected cash flows to the Company’s historical cash flows and other available industry information. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the weighted average cost of capital. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
August 20, 2026

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Jun. 27, 2026	Jun. 28, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,786	$1,071
Accounts receivable, less allowances of $13 and $17	5,865	5,502
Inventories	5,338	5,053
Prepaid expenses and other current assets	427	338
Income tax receivable	21	4
Total current assets	13,437	11,968
Plant and equipment at cost, less accumulated depreciation	5,974	6,084
Other long-term assets
Goodwill	5,225	5,231
Intangibles, less amortization	952	1,080
Deferred income taxes	506	497
Operating lease right-of-use assets, net	1,389	1,131
Other assets	914	783
Total other long-term assets	8,986	8,722
Total assets	$28,397	$26,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,640	$6,512
Accrued expenses	2,456	2,268
Accrued income taxes	60	51
Current operating lease liabilities	166	136
Current maturities of long-term debt	1,201	949
Total current liabilities	10,523	9,916
Long-term liabilities
Long-term debt	12,315	12,360
Deferred income taxes	456	345
Long-term operating lease liabilities	1,285	1,049
Other long-term liabilities	1,152	1,247
Total long-term liabilities	15,208	15,001
Noncontrolling interest	—	27
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765	765
Paid-in capital	2,114	1,986
Retained earnings	13,748	13,061
Accumulated other comprehensive income (loss), net	(1,014)	(1,098)
Treasury stock at cost, 286,631,270 and 287,678,658 shares	(12,947)	(12,884)
Total shareholders’ equity	2,666	1,830
Total liabilities and shareholders’ equity	$28,397	$26,774

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS
(In millions, except for share and per share data)

	Year Ended
	Jun. 27, 2026	Jun. 28, 2025	Jun. 29, 2024
	(In millions except for share and per share data)
Sales	$84,553	$81,370	$78,844
Cost of sales	68,914	66,401	64,236
Gross profit	15,639	14,969	14,608
Operating expenses	12,544	11,881	11,406
Operating income	3,095	3,088	3,202
Interest expense	717	635	607
Other expense (income), net	102	38	30
Earnings before income taxes	2,276	2,415	2,565
Income taxes	519	587	610
Net earnings	$1,757	$1,828	$1,955

Net earnings:
Basic earnings per share	$3.67	$3.74	$3.90
Diluted earnings per share	3.66	3.73	3.89

Average shares outstanding	479,117,877	488,144,333	501,238,422
Diluted shares outstanding	480,612,203	489,825,648	503,096,086

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	Jun. 27, 2026	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Net earnings	$1,757	$1,828	$1,955
Other comprehensive income (loss):
Foreign currency translation adjustment	(124)	287	(33)
Items presented net of tax:
Amortization of cash flow hedges	4	5	7
Change in net investment hedges	48	(49)	(3)
Change in cash flow hedges	30	(3)	16
Change in excluded components of fair value hedge	2	(2)	2
Amortization of actuarial loss	22	20	20
Net actuarial gain (loss) and other adjustments arising in current year	101	(21)	(97)
Change in marketable securities	1	4	2
Total other comprehensive income (loss)	84	241	(86)
Comprehensive income	$1,841	$2,069	$1,869

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except for share data)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
	(In millions except for share data)
Balance as of July 1, 2023	765,174,900	$765	$1,815	$11,311	$(1,253)	260,062,834	$(10,629)	$2,009
Net earnings				1,955				1,955
Other comprehensive loss					(86)			(86)
Dividends declared ($2.01 per common share)				(1,006)				(1,006)
Treasury stock purchases			(25)			16,452,041	(1,216)	(1,241)
Share-based compensation awards			118			(3,098,190)	111	229
Balance as of June 29, 2024	765,174,900	$765	$1,908	$12,260	$(1,339)	273,416,685	$(11,734)	$1,860
Net earnings				1,828				1,828
Other comprehensive income					241			241
Dividends declared ($2.07 per common share)				(1,008)				(1,008)
Treasury stock purchases						16,988,703	(1,250)	(1,250)
Share-based compensation awards			78			(2,726,730)	100	178
Adjustments to redeemable non-controlling interest				(19)				(19)
Balance as of June 28, 2025	765,174,900	$765	$1,986	$13,061	$(1,098)	287,678,658	$(12,884)	$1,830
Net earnings				1,757				1,757
Other comprehensive income					84			84
Dividends declared ($2.17 per common share)				(1,042)				(1,042)
Treasury stock purchases						2,230,415	(200)	(200)
Share-based compensation awards			128			(3,277,803)	137	265
Adjustments to redeemable non-controlling interest				(28)				(28)
Balance as of June 27, 2026	765,174,900	$765	$2,114	$13,748	$(1,014)	286,631,270	$(12,947)	$2,666

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended
	Jun. 27, 2026	Jun. 28, 2025	Jun. 29, 2024
Cash flows from operating activities:
Net earnings	$1,757	$1,828	$1,955
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	118	93	104
Depreciation and amortization	976	945	873
Operating lease asset amortization	153	141	124
Amortization of debt issuance and other debt-related costs	46	15	19
Deferred income taxes	10	(13)	27
Provision for losses on receivables	73	85	57
Goodwill impairment	—	92	—
Other non-cash items	(40)	(100)	(12)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(469)	(206)	(110)
Increase in inventories	(293)	(330)	(70)
Increase in prepaid expenses and other current assets	(25)	(22)	(2)
Increase in accounts payable	354	143	104
Increase (decrease) in accrued expenses	214	(14)	(12)
Decrease in operating lease liabilities	(215)	(177)	(144)
(Decrease) increase in accrued income taxes	(7)	(62)	13
(Increase) decrease in other assets	(29)	18	38
Increase in other long-term liabilities	15	74	25
Net cash provided by operating activities	2,638	2,510	2,989
Cash flows from investing activities:
Additions to plant and equipment	(700)	(906)	(832)
Proceeds from sales of plant and equipment	176	214	79
Acquisition of businesses, net of cash acquired	(189)	(40)	(1,210)
Purchase of marketable securities	(61)	(32)	(33)
Proceeds from sales of marketable securities	54	29	29
Other investing activities	24	18	5
Net cash used for investing activities	(696)	(717)	(1,962)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	(263)	45	200
Other debt borrowings including senior notes	1,252	1,254	1,362
Other debt repayments including senior notes	(908)	(549)	(447)
Proceeds from stock option exercises	137	110	120
Stock repurchases	(200)	(1,250)	(1,232)
Dividends paid	(1,037)	(1,000)	(1,008)
Debt issuance costs	(108)	(10)	(13)
Other financing activities	(32)	(12)	(20)
Net cash used for financing activities	(1,159)	(1,412)	(1,038)
Effect of exchange rates on cash, cash equivalents and restricted cash	(14)	22	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	769	403	(21)
Cash, cash equivalents and restricted cash at beginning of period	1,348	945	966
Cash, cash equivalents and restricted cash at end of period	$2,117	$1,348	$945
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$670	$629	$557
Income taxes, net of refunds (1)	477	640	564

(1)	Cash paid for income taxes, net for fiscal year 2026 and 2025 includes $227 million and $190 million, respectively, of cash paid for the purchase of federal tax credits.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or the “company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

1.  SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions (Sysco or the company), is the global leader in selling, marketing and distributing food and related products to customers who prepare meals away from home. This includes restaurants, healthcare and educational facilities, lodging establishments, entertainment venues, and more.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ended June 27, 2026 for fiscal 2026, a 52-week year ended June 28, 2025 for fiscal 2025, and a 52-week year ended June 29, 2024 for fiscal 2024. The company will have a 53-week year ending July 3, 2027 for fiscal 2027.

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

We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $5.9 billion and $5.2 billion for the fiscal years ended June 27, 2026 and June 28, 2025, respectively.

In certain instances, Sysco has continuing involvement in the receivables subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amounts of receivables that have been derecognized and remain outstanding were $222 million and $189 million at June 27, 2026 and June 28, 2025, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.

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

We capitalize certain computer software and costs incurred in developing and enhancing software for internal use. When these assets become ready for their intended use, these costs are included in computer hardware and software and amortized on a straight-line basis over their estimated useful lives. Capitalized costs related to the acquisition and development of internal use software were $161 million in fiscal 2026, $156 million in fiscal 2025 and $171 million in fiscal 2024.

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

For fiscal 2026, we utilized a qualitative assessment for certain reporting units. For the remaining reporting units, Sysco performed a quantitative test using a combination of the income and market approaches. The evaluation of fair value requires a discounted cash flow analysis using projections, estimates and assumptions as to the future performance of the operations in addition to assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

In our annual fiscal 2026 assessment, all reporting units were concluded to have a fair value that exceeded book value.

Derivative Financial Instruments

All derivatives are recognized as assets or liabilities within the consolidated balance sheets at fair value at their gross values. Gains or losses on derivative financial instruments designated as fair value hedges are recognized immediately in the consolidated results of operations, along with the offsetting gain or loss related to the underlying hedged item.

Gains or losses on derivative financial instruments designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), net (AOCI) from inception of the hedges and are reclassified to the consolidated results of operations in conjunction with the recognition of the underlying hedged item. The company will consider economic mismatches between the hedge and hedged transactions on a periodic basis, and if the hedging instrument is not highly effective at achieving offsetting cash flows attributed to changes in the hedged risks, the hedging relationship will be discontinued.

For net investment hedges, the remeasurement gain or loss is recorded in accumulated other comprehensive income (loss), net and will be subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated.

Other financial instruments not designated as hedges are periodically utilized to mitigate exposures to interest rate or foreign currency exposures but do not meet the hedge accounting requirements of Accounting Standards Codification (ASC) 815. The change in fair value of derivative instruments not designated as hedges are recognized within other income (expense), net.

Investments in Corporate-Owned Life Insurance

Investments in Corporate-Owned Life Insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. Sysco has the ability and intent to hold certain of its COLI policies to maturity; therefore, the company does not record deferred tax balances related to cash surrender value gains or losses for these policies. We invest in COLI policies relating to our executive deferred compensation plan and Supplemental Executive Retirement Plan (SERP). The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $172 million and $163 million at June 27, 2026 and June 28, 2025, respectively.

Supplier Financing Programs

We have agreements with third parties to provide supplier financing programs which facilitate participating suppliers’ ability to finance payment obligations from the company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to participating financial institutions. Obligations of the company that have been confirmed as valid require payment by Sysco upon the due date of the obligation.

Our outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	2026	2025
	(In millions)
Confirmed obligations outstanding at beginning of period	$93	$102
Invoices confirmed during the year	1,072	1,186
Confirmed invoices paid during the year	(1,082)	(1,195)
Confirmed obligations outstanding at end of period	$83	$93

Treasury Stock

We record treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of AOCI.

Revenue Recognition

Sysco, in accordance with ASC Topic 606, recognizes revenues when the performance obligation is satisfied, which occurs when control of the promised goods or services is transferred to our customers. Revenues are recorded in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods or services. For the majority of our customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment.

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

Contract Balances

After completion of Sysco’s performance obligations, we have an unconditional right to consideration as outlined in our contracts with customers. We extend credit terms to some of our customers based on our assessment of each customer’s creditworthiness. Customer receivables included in accounts receivable, less allowances in the consolidated balance sheet, were $5.5 billion and $5.1 billion as of June 27, 2026 and June 28, 2025, respectively.

Sysco has certain customer contracts in which upfront monies are paid to its customers. These payments are industry practice and are not related to financing the customer’s business. These payments are not associated with any distinct good or service to be received from the customer and therefore, are treated as a reduction of transaction prices. All upfront payments are capitalized in other assets in the consolidated balance sheets and amortized over the life of the contract or the expected life of the relationship with the customer on a straight-line basis. As of June 27, 2026, Sysco’s contract assets were not material. We have no significant commissions paid that are directly attributable to obtaining a particular contract.

Vendor Consideration

Sysco recognizes consideration received from vendors in the form of invoice deductions or cash, and are recorded as a reduction to cost of sales when the related product has been sold by us. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, we recognize the vendor consideration as a reduction of cost of sales when the product is sold.

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $4.8 billion, $4.6 billion and $4.3 billion in fiscal 2026, 2025 and 2024, respectively.

Insurance Program

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Sysco has a wholly owned captive insurance subsidiary (the Captive) with the primary purpose to enhance Sysco’s risk financing strategies by providing Sysco with the opportunity to negotiate insurance premiums in the non-retail insurance market. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. The Captive holds restricted assets in order to meet solvency requirements, including a restricted investment portfolio of marketable fixed income securities, which have been classified and accounted for as available-for-sale, and cash and restricted cash equivalents held in a cash deposit account. Further, Sysco has letters of credit available to collateralize the remaining liabilities not covered by restricted cash, restricted cash equivalents and marketable securities. The company also maintains a fully self-insured group medical program. Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.

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

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the consolidated balance sheets:

	Jun. 27, 2026	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Cash and cash equivalents	$1,786	$1,071	$696
Restricted cash (1)	331	277	249
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$2,117	$1,348	$945

(1)	Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.
The following table sets forth the company’s non-cash investing and financing activities:

	Jun. 27, 2026	Jun. 28, 2025	Jun. 29, 2024
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$154	$281	$402
Assets obtained in exchange for finance lease obligations	55	202	115

2.  NEW ACCOUNTING STANDARDS

Recent Accounting Guidance Adopted

Income Taxes

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, (our fiscal 2026), and may be applied prospectively or retrospectively. Early adoption is permitted. We have adopted ASU 2023-09 within our fiscal 2026 10-K filing on a prospective basis. The adoption only impacted our disclosures, with no impacts to our financial position or results of operations. See Note 19 included in this Form 10-K for the additional income tax disclosures required as a result of the adoption.

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

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU enhances the recognition, measurement, presentation, and disclosure requirements of environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, (our fiscal 2029), and interim reporting periods within those annual reporting periods, (our first quarter of fiscal 2029). Early adoption is permitted. The standard updates should be applied on a retrospective basis. We are currently evaluating the effect of adopting ASU 2026-02 on our consolidated financial statements and disclosures.

3. REVENUE

Disaggregation of Sales

The following tables present our sales disaggregated by reportable segment and sales mix for our principal product categories for the periods presented:

	Year Ended Jun. 27, 2026
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$11,918	$2,606	$2,579	$—	$17,103
Canned and dry products	10,965	3,055	1,010	—	15,030
Frozen fruits, vegetables, bakery and other	8,328	3,023	1,333	—	12,684
Dairy products	5,950	1,799	540	—	8,289
Poultry	5,543	1,234	1,130	—	7,907
Fresh produce	5,517	1,146	297	—	6,960
Paper and disposables	4,226	555	800	46	5,627
Beverage products	1,653	844	628	83	3,208
Seafood	2,378	496	188	—	3,062
Equipment and smallwares	1,132	241	28	515	1,916
Other (1)	1,193	1,043	90	441	2,767
Total Sales	$58,803	$16,042	$8,623	$1,085	$84,553

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	Year Ended Jun. 28, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$10,674	$2,221	$2,291	$—	$15,186
Canned and dry products	10,586	3,043	1,016	—	14,645
Frozen fruits, vegetables, bakery and other	8,130	2,811	1,346	—	12,287
Dairy products	6,421	1,695	570	—	8,686
Poultry	5,842	1,135	1,159	—	8,136
Fresh produce	5,229	1,103	300	—	6,632
Paper and disposables	4,109	533	802	51	5,495
Beverage products	1,535	750	620	81	2,986
Seafood	2,175	434	170	—	2,779
Equipment and smallwares	1,138	204	49	498	1,889
Other (1)	1,126	976	87	460	2,649
Total Sales	$56,965	$14,905	$8,410	$1,090	$81,370

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	Year Ended Jun. 29, 2024
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Canned and dry products	$10,677	$3,294	$931	$—	$14,902
Fresh and frozen meats	10,243	2,019	2,033	—	14,295
Frozen fruits, vegetables, bakery and other	8,083	2,718	1,260	—	12,061
Dairy products	5,856	1,610	565	—	8,031
Poultry	5,502	1,115	1,069	—	7,686
Fresh produce	5,451	1,092	282	—	6,825
Paper and disposables	4,035	537	756	58	5,386
Seafood	2,196	442	183	—	2,821
Beverage products	1,436	685	583	88	2,792
Equipment and smallwares	826	197	25	497	1,545
Other (1)	1,034	852	81	533	2,500
Total Sales	$55,339	$14,561	$7,768	$1,176	$78,844

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

4.  ACQUISITIONS

During fiscal 2026, the company paid $189 million, net of cash acquired, primarily for the acquisitions of Fairfax Meadow and Ginsberg’s Foods.

On March 30, 2026, Sysco Corporation entered into an agreement and plan of merger (the Merger Agreement) pursuant to which Sysco Corporation will acquire JRD Unico Inc. and Warehouse Realty, LLC (collectively, Jetro Restaurant Depot or JRD) through a series of transactions (the merger and the other transactions contemplated by the Merger Agreement, the Transactions). JRD is a leading U.S. wholesale cash-and-carry foodservice provider serving smaller, independent restaurants and businesses with a broad assortment of fresh and low-priced products.

Sysco has agreed to pay approximately $29.1 billion to JRD equity holders, comprised of $21.6 billion in cash, subject to customary adjustments, and 91.5 million shares of Sysco Holdings common stock. Following the closing of the Transactions, former holders of Sysco Corporation common stock and former equity holders of JRD will own shares of Sysco Holdings Corporation, which are expected to be listed for trading on the NYSE. JRD’s equity holders are expected to hold approximately 16% and our stockholders are expected to hold approximately 84% of the outstanding Sysco Holdings common stock in the aggregate. Refer to Note 12, “Debt and Other Financing Arrangements” for discussion on how Sysco is financing the acquisition of JRD and Note 10, “Derivative Financial Instruments” for details on how Sysco is hedging the interest rate risk associated with its financing arrangements.

The Transactions are expected to close by the third quarter of Sysco’s fiscal 2027, subject to the satisfaction of customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Act. If the Merger Agreement is terminated due to a failure to obtain required regulatory clearances or because the mergers are not consummated by the termination date set forth in the Merger Agreement, Sysco has agreed to pay the JRD holder representative a termination fee of $1.164 billion.

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

The fair value of our marketable securities is measured using inputs that are considered a Level 2 measurement, as they rely on quoted prices in markets that are not actively traded or observable inputs over the full term of the asset. The location and the fair value of our marketable securities in the consolidated balance sheet are disclosed in Note 6, “Marketable Securities.” The fair value of our derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 10, “Derivative Financial Instruments.” The fair value of the deal-contingent interest rate locks is determined by comparing the contractual strike rates to forward market interest rates for the expected future date and is probability weighted for the likelihood of closure of the Transactions and discounted to the valuation date. The lowest level of inputs used that were significant in determining the fair value were considered Level 3 inputs. See Note 10, “Derivative Financial Instruments” for more information on the deal-contingent rate lock transactions.

The following tables present our assets measured at fair value on a recurring basis as of June 27, 2026 and June 28, 2025:

	Assets Measured at Fair Value as of Jun. 27, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents	$1,125	$—	$—	$1,125
Restricted cash	331	—	—	331
Total assets at fair value	$1,456	$—	$—	$1,456

	Assets Measured at Fair Value as of Jun. 28, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents	$466	$—	$—	$466
Restricted cash	277	—	—	277
Total assets at fair value	$743	$—	$—	$743

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a Level 2 measurement. The fair value of total debt was approximately $13.0 billion and $12.8 billion as of June 27, 2026 and June 28, 2025, respectively. The carrying value of total debt was $13.5 billion and $13.3 billion as of June 27, 2026 and June 28, 2025, respectively.

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

Sysco estimates lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position by assessing credit indicators, including credit ratings, for the applicable securities. If the assessment indicates that an expected credit loss exists, the company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the consolidated results of operations. Unrealized gains and losses on marketable securities are recorded in accumulated other comprehensive income (loss), net. The following table presents our available-for-sale marketable securities as of June 27, 2026 and June 28, 2025:

	Jun. 27, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$76	$—	$—	$76	$16	$60
Government bonds	62	—	(1)	61	2	59
Total marketable securities	$138	$—	$(1)	$137	$18	$119

	Jun. 28, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$104	$1	$(1)	$104	$15	$89
Government bonds	29	—	(1)	28	—	28
Total marketable securities	$133	$1	$(2)	$132	$15	$117

As of June 27, 2026, the balance of available-for-sale securities by contractual maturity is shown in the following table on a fiscal year basis. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Jun. 27, 2026
(In millions)
Due in one year or less	$18
Due after one year through five years	64
Due after five years	55
Total	$137

There were no significant realized gains or losses in marketable securities during fiscal 2026, 2025, and 2024.

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

A summary of the activity in the allowance for credit losses on trade receivables appears below:

	2026	2025	2024
	(In millions)
Balance at beginning of period	$17	$54	$46
Adjustments to costs and expenses	73	85	57
Customer accounts written off, net of recoveries	(74)	(106)	(57)
Other adjustments	(3)	(16)	8
Balance at end of period	$13	$17	$54

8.  PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	Jun. 27, 2026	Jun. 28, 2025	Estimated Useful Lives
	(In millions)
Plant and equipment at cost:
Land	$511	$492
Buildings and improvements	6,160	6,217	5-30 years
Fleet and equipment	5,262	5,170	2-13 years
Computer hardware and software	2,315	2,085	3-5 years
Total plant and equipment at cost	14,248	13,964
Accumulated depreciation	(8,274)	(7,880)
Total plant and equipment, net	$5,974	$6,084

Depreciation expense, including amortization of capital leases, was $824 million in 2026, $798 million in 2025 and $728 million in 2024.

9.  GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment for the years presented are as follows:

	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Carrying amount as of June 29, 2024	$2,756	$2,176	$33	$188	$5,153
Goodwill acquired during year	(1)	10	—	—	9
Impairment	—	—	—	(92)	(92)
Currency translation/other	—	161	—	—	161
Carrying amount as of June 28, 2025	$2,755	$2,347	$33	$96	$5,231
Goodwill acquired during year	29	39	—	—	68
Currency translation/other	—	(70)	—	—	(70)
Disposals	(4)	—	—	—	(4)
Carrying amount as of June 27, 2026	$2,780	$2,316	$33	$96	$5,225

Amortizable intangible assets acquired during fiscal 2026 were $36 million, with a weighted-average amortization period of 11 years. Amortizable intangible assets acquired during fiscal 2026 by category were customer relationships, non-compete, and trademarks of $26 million, $1.0 million, and $9 million, respectively, with a weighted-average amortization period of 7 years, 5 years, and 25 years, respectively.

Fully amortized intangible assets have been removed in the period fully amortized in the table below which presents the company’s amortizable intangible assets in total by category as follows:

	Jun. 27, 2026			Jun. 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Customer relationships	$1,542	$(978)	$564	$1,595	$(951)	$644
Non-compete agreements	13	(11)	2	27	(22)	5
Trademarks	266	(94)	172	156	(46)	110
Other	10	(4)	6	10	(3)	7
Total amortizable intangible assets	$1,831	$(1,087)	$744	$1,788	$(1,022)	$766

The table below presents our indefinite-lived intangible assets by category as follows:

	Jun. 27, 2026	Jun. 28, 2025
	(In millions)
Trademarks	$206	$313
Licenses	1	1
Total indefinite-lived intangible assets	$207	$314

Amortization expense for 2026, 2025 and 2024 was $154 million, $147 million and $142 million, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 27, 2026 is shown below:

Amount
(In millions)
2027	$181
2028	101
2029	100
2030	84
2031	65

Sysco’s operations within the United Kingdom are rebranding the Brakes® brand and other smaller brands as “Sysco GB.” As a result, previously indefinite-lived intangible assets have been reclassified as definite-lived and are amortizing on a straight-line basis over the nineteen month rebranding period through June 2027. Amortization expense related to these intangible assets was $29 million in fiscal 2026 and is expected to be $76 million in fiscal 2027.

Goodwill Impairment

Sysco had approximately $5.2 billion of goodwill as of June 27, 2026. We test goodwill for impairment annually at the reporting unit level in our fiscal fourth quarter, or more frequently if events or circumstances indicate that they could be impaired. Potential impairment indicators include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price. In our annual fiscal 2026 assessment, all reporting units were concluded to have a fair value that exceeded book value.

We estimate the fair value of our reporting units using a combination of discounted cash flow and earnings or revenue multiple models. For the purposes of the discounted cash flow models, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. Our fair value conclusions as of June 27, 2026 for the reporting units are sensitive to changes in the assumptions used in the income approach which include forecasted revenues and EBITDA, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Fair value of the reporting unit is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. We used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on actual results, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives.

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

In the fourth quarter of fiscal 2026, we entered into forward starting swap agreements related to $1 billion 5-year and $1 billion 10- year fixed rate debt issuances expected to occur in the first quarter of fiscal 2027. The swaps hedge the risk of changes in cash flows attributed to changes in the designated benchmark interest rate, initially expected to be compound SOFR, and are designated as cash flow hedges. The hedges are recognized at fair value on the balance sheet and changes in fair value are recorded in accumulated other comprehensive income (loss), net and reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings. The company will consider economic mismatches between the swaps and hedged transactions on a periodic basis, and if the hedging instrument is not highly effective at achieving offsetting cash flows attributed to changes in interest rate risks, the hedging relationship will be discontinued.

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

Sysco routinely manages foreign currency risk with spot and forward-rate cross-currency swaps on foreign-denominated balances. The swaps are designated as fair value hedges and for swaps hedging the change in foreign currency spot rates, we have elected to exclude the changes in fair value of the forward points from the assessments of hedge effectiveness. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the value of the excluded components which is recognized in earnings over the life of the hedging instrument. In the fourth quarter of fiscal 2026, Sysco entered a euro denominated intercompany loan with an affiliate that subsequently matured on July 10, 2026. To hedge our foreign currency risk, we entered into a cross currency swap for €450 million and designated it as a fair value hedge.

Sysco has cross-currency swaps that hedge the foreign currency exposure of our net investment in certain foreign operations. These cross-currency swaps are designated as net investment hedges with gains and losses recognized within accumulated other comprehensive income (loss), net, including changes in fair value attributed to the spot-forward rate differential which are excluded from the assessment of hedge effectiveness. The initial value of the excluded component is recognized in earnings over the life of the hedging instrument. In the third quarter of fiscal 2026, we entered into $814 million Canadian dollar cross-currency swaps which will mature on June 25, 2031 to hedge the foreign currency exposure of the net investment in our Canadian operations.

Hedging of fuel price risk

Sysco uses fuel commodity swap contracts to hedge against the risk of the change in the price of diesel on anticipated future purchases. These swaps have been designated as cash flow hedges.

Derivatives not designated as hedging instruments

In the fourth quarter of fiscal 2026, we executed cash-settled deal contingent rate lock transactions to mitigate interest rate risk on $6.3 billion of future permanent debt that could potentially be issued to finance the purchase of JRD. We have not applied hedge accounting and changes in fair value are recognized in other income and expense within our statement of consolidated results of operations.

None of our derivative instruments contain credit-risk-related contingent features. Details of outstanding derivative instruments as of June 27, 2026 are presented below:

Maturity Date of Derivative Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
January 2034	U.S. Dollar	500
March 2035	U.S. Dollar	550
June 2031	U.S. Dollar	600
March 2036	U.S. Dollar	650
September 2031	U.S. Dollar	1,000
September 2036	U.S. Dollar	1,000

Hedging of foreign currency risk
July 2026	Euro	450
January 2029	Euro	470
September 2030	Canadian Dollar	998
June 2031	Canadian Dollar	814

Hedging of fuel risk
Various (June 2026 to June 2028)	Gallons	87

Derivatives not designated as hedges
Deal-contingent interest rate locks	U.S. Dollar	6,300

The location and the fair value of derivative instruments in the consolidated balance sheet as of June 27, 2026 and June 28, 2025 are as follows:

		Derivative Fair Value
	Balance Sheet location	Jun. 27, 2026	Jun. 28, 2025
		(In millions)
Fair Value Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$1	$—
Interest rate swaps	Other assets	11	31
Interest rate swaps	Accrued expenses	2	1
Interest rate swaps	Other long-term liabilities	20	—
Cross currency swaps	Prepaid expenses and other current assets	18	—

Cash Flow Hedges:
Fuel swaps	Prepaid expenses and other current assets	$32	$—
Fuel swaps	Other assets	10	—
Fuel swaps	Accrued expenses	1	7
Fuel swaps	Other long-term liabilities	1	2
Interest rate swaps	Other long-term liabilities	7	—

Net Investment Hedges:
Cross currency swaps	Prepaid expenses and other current assets	$17	$11
Cross currency swaps	Other assets	74	55
Cross currency swaps	Accrued expenses	2	2
Cross currency swaps	Other long-term liabilities	97	134

Derivatives not designated as hedges:
Deal-contingent interest rate locks	Other assets	$2	$—
Deal-contingent interest rate locks	Other long-term liabilities	56	—

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships and non-designated derivatives for each of the periods, presented on a pretax basis, are as follows:

	Jun. 27, 2026	Jun. 28, 2025
	(In millions)
Total amounts of income and expense line items presented in the consolidated results of operations in which the effects of derivatives are recorded	$819	$673
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$(39)	$(65)
Derivatives designated as hedging instruments	(41)	24
Cross currency swaps:
Hedged items	$(18)	$2
Derivatives designated as hedging instruments	18	(2)
Gain or (loss) on non-designated derivatives:
Deal-contingent interest rate locks	$(54)	$—

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above are comprised of the following components for each of the periods presented:

	Jun. 27, 2026	Jun. 28, 2025
	(In millions)
Interest expense	$(81)	$(40)
(Increase) decrease in fair value of debt	42	(25)
Foreign currency gain (loss)	(18)	2
Hedged items	$(57)	$(63)

The location and effect of cash flow and net investment hedge accounting on the consolidated statements of comprehensive income for the fiscal years ended June 27, 2026 and June 28, 2025, presented on a pretax basis, are as follows:

	2026
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss), Net into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss), Net into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$47	Operating expense	$(24)
Pre-issuance interest rate swaps	(7)	Interest expense	—
Total	$40		$(24)

Derivatives in net investment hedging relationships:
Cross currency contracts	$65	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$2	Other expense (income)	$—

	2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss), Net into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss), Net into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$(7)	Operating expense	$11

Derivatives in net investment hedging relationships:
Cross currency contracts	$(65)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(2)	Other expense (income)	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 27, 2026 are as follows:

	Jun. 27, 2026
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(2,267)	$11

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of June 28, 2025 are as follows:

	Jun. 28, 2025
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(1,069)	$(31)

11.  SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. We also maintain a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2026	2025	2024
	(In millions)
Balance at beginning of period	$592	$544	$485
Charged to costs and expenses	738	772	726
Payments	(736)	(724)	(667)
Balance at end of period	$594	$592	$544

The long-term portion of the self-insured liability balance was $379 million and $412 million as of June 27, 2026, and June 28, 2025, respectively.

12.  DEBT AND OTHER FINANCING ARRANGEMENTS

	Jun. 27, 2026	Jun. 28, 2025
	(In millions)
Euro Commercial paper, interest at 2.22%, matured in fiscal 2026	$—	$205
Senior notes, interest at 3.75%, matured in fiscal 2026 (1)(2)	—	750
Senior notes, interest at 3.30%, maturing in fiscal 2027 (1)(2)	1,000	999
Debentures, interest at 7.16%, maturing in fiscal 2027 (2)(3)	43	43
Senior notes, interest at 3.25%, maturing in fiscal 2028 (1)(2)	749	748
Senior notes, interest at 5.75%, maturing in fiscal 2029 (1)(2)	498	497
Debentures, interest at 6.50%, maturing in fiscal 2029 (2)	155	155
Senior notes, interest at 2.40%, maturing in fiscal 2030 (1)(2)	498	498
Senior notes, interest at 5.95%, maturing in fiscal 2030 (1)(2)	996	995
Senior notes, interest at 5.10%, maturing in fiscal 2031 (1)(2)	696	695
Senior notes, interest at 2.45%, maturing in fiscal 2032 (1)(2)	447	447
Senior notes, interest at 4.40%, maturing in fiscal 2032 (1)(2)	586	—
Senior notes, interest at 6.00%, maturing in fiscal 2034 (1)(2)	498	507
Senior notes, interest at 5.40%, maturing in fiscal 2035 (1)(2)	552	562
Senior notes, interest at 4.95%, maturing in fiscal 2036 (1)(2)	631	—
Senior notes, interest at 5.375%, maturing in fiscal 2036 (1)(2)	383	383
Senior notes, interest at 6.625%, maturing in fiscal 2039 (1)(2)	200	200
Senior notes, interest at 6.60%, maturing in fiscal 2040 (1)(2)	351	350
Senior notes, interest at 4.50%, maturing in fiscal 2046 (1)(2)	495	495
Senior notes, interest at 4.85%, maturing in fiscal 2046 (1)(2)	497	497
Senior notes, interest at 4.45%, maturing in fiscal 2048 (1)(2)	494	493
Senior notes, interest at 3.30%, maturing in fiscal 2050 (1)(2)	495	495
Senior notes, interest at 6.60%, maturing in fiscal 2050 (1)(2)	1,178	1,177
Senior notes, interest at 3.15%, maturing in fiscal 2052 (1)(2)	788	788
Plant and equipment financing programs, finance leases, notes payable, and other debt, interest averaging 5.38% and maturing at various dates to fiscal 2050 as of June 27, 2026, and 5.14% and maturing at various dates to fiscal 2052 as of June 28, 2025	1,286	1,330
Total debt	13,516	13,309
Less current maturities of long-term debt	(1,201)	(949)
Net long-term debt	$12,315	$12,360

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

As of June 27, 2026, the principal and interest payments required to be made during the next five fiscal years on Sysco’s senior notes and debentures are shown below:

	Principal	Interest (1)
	(In millions)
2027	$1,043	$569
2028	750	534
2029	655	517
2030	1,500	483
2031	700	394

(1)	Includes payments on floating rate debt based on rates as of June 27, 2026, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.

The total carrying value of our debt was $13.5 billion as of June 27, 2026 and $13.3 billion as of June 28, 2025. The increase in the carrying value of our debt from the prior year was due to the issuance of the Notes (as defined below), partially offset by a senior note that matured in October 2025 and repayments of borrowings issued under our European commercial paper program. In July 2026, Sysco repaid $1.0 billion of matured senior notes that were classified within current maturities of long-term debt as of June 27, 2026.

Sysco is expected to finance the cash portion of the purchase price of the acquisition of JRD with a combination of new senior unsecured notes, hybrid debt, cash on hand and equity or equity-linked securities. In the fourth quarter of fiscal 2026, Sysco executed a commitment letter for a $22 billion senior unsecured 364-day bridge loan facility that, to the extent necessary, will be used to fund the cash portion of the purchase price and pay related fees and expenses. Subsequent to the execution of the commitment letter for the bridge loan facility, Sysco entered into a $3 billion senior unsecured delayed draw term loan facility, comprised of a $1.25 billion 364-day tranche and a $1.75 billion 2-year tranche, reducing the bridge loan facility commitments from $22 billion to $19 billion. Fees paid upfront for the bridge facility as of August 4, 2026 total $126 million and will be amortized to interest expense within our statement of consolidated results of operations over the expected life of the bridge facility unless it is terminated at an earlier date. This bridge facility added approximately $30 million of interest expense in fiscal 2026 and is expected to add approximately $96 million of interest expense in fiscal 2027.

On April 16, 2026, Sysco entered into a new long-term revolving credit facility, which replaces Sysco’s existing $3.0 billion senior revolving credit facility that was originally entered into on September 5, 2025. The aggregate commitments of the lenders under the new revolving credit agreement are $3.0 billion, and such commitments will increase to $4.0 billion after the acquisition of JRD is complete. The new revolving credit agreement has an option to increase such commitments to $5.0 billion. The new facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters, which is consistent with our previous revolving credit facility. The new revolving credit facility expires on April 16, 2031. As of June 27, 2026, there were no borrowings outstanding under this facility.

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility noted above. As of June 27, 2026, there were no commercial paper issuances outstanding under this program in the U.S. In December 2025, Sysco entered into an agreement to increase the maximum allowable principal amount of the commercial paper issuances in Europe, with borrowings not to exceed €750 million. As of June 27, 2026, there were no commercial paper issuances outstanding in Europe.

On February 13, 2026, Sysco issued senior notes (the Notes) totaling $1.25 billion. Details of the Notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
July 25, 2031 (the 2031 Notes)	$600	4.40%	99.997%
March 25, 2036 (the 2036 Notes)	650	4.95	99.637

The Notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes issued under the indenture governing the Notes or any of Sysco’s other indebtedness. Subsidiaries acquired or created in the future may or may not become guarantors, but any domestic subsidiary that guarantees our other senior notes or our other indebtedness must also guarantee the Notes. Interest on the 2031 Notes will be paid semi-

annually in arrears on January 25 and July 25, beginning on July 25, 2026. Interest on the 2036 Notes will be paid semi-annually in arrears on March 25 and September 25, beginning on September 25, 2026. The 2031 Notes will mature on July 25, 2031, and the 2036 Notes will mature on March 25, 2036. At Sysco’s option, any or all of the Notes may be redeemed, in whole or in part, at any time prior to maturity. If we elect to redeem (i) the 2031 Notes before the date that is one month prior to the maturity date, or (ii) the 2036 Notes before the date that is three months prior to the maturity date, Sysco will pay a redemption price equal to the greater of (1) 100% of the principal amount of the Notes of the applicable series to be redeemed plus, in either case, accrued and unpaid interest thereon to, but excluding, the date of redemption and (2) a “make-whole” amount calculated by reference to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes of the applicable series to be redeemed discounted to the date of redemption. If we elect to redeem a series of Notes on or after the applicable date described in the preceding sentence, Sysco will pay a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to the date of redemption.

As of June 27, 2026 and June 28, 2025, letters of credit outstanding were $293 million and $306 million, respectively.

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

The following table presents the location of the finance lease ROU assets and lease liabilities in our consolidated balance sheets at June 27, 2026 and June 28, 2025:

	Consolidated Balance Sheet Location	Jun. 27, 2026	Jun. 28, 2025
		(In millions)
Finance lease right-of-use assets	Plant and equipment at cost, less accumulated depreciation	$413	$476
Current finance lease liabilities	Current maturities of long-term debt	72	65
Long-term finance lease liabilities	Long-term debt	321	387

The following table presents lease costs for each of the presented periods ended June 27, 2026 and June 28, 2025:

	Consolidated Results of Operations Location	Jun. 27, 2026	Jun. 28, 2025
		(In millions)
Operating lease cost	Operating expenses	$217	$186
Financing lease cost:
Amortization of right-of-use assets	Operating expenses	81	70
Interest on lease obligations	Interest expense	20	17
Variable lease cost	Operating expenses	141	115
Short-term lease cost	Operating expenses	47	54
Net lease cost		$506	$442

Future minimum lease obligations under existing noncancelable operating and finance lease agreements by fiscal year as of June 27, 2026 are as follows:

	Operating Leases	Finance Leases
	(In millions)
2027	$233	$89
2028	196	73
2029	168	57
2030	162	46
2031	145	33
Thereafter	1,085	213
Total undiscounted lease obligations	1,989	511
Less imputed interest	(538)	(118)
Present value of lease obligations	$1,451	$393

We have entered into operating lease agreements that have not yet commenced as of June 27, 2026 with legally binding minimum lease payments of $18 million. The leases are expected to commence during the next two fiscal years.

Other information related to lease agreements was as follows:

	Jun. 27, 2026	Jun. 28, 2025
Cash Paid For Amounts Included In Measurement of Liabilities:	(Dollars in millions)
Operating cash flows for operating leases	$215	$177
Operating cash flows for financing leases	20	17
Financing cash flows for financing leases	76	115

Supplemental Non-cash Information on Lease Liabilities:
Assets obtained in exchange for operating lease obligations	$325	$254
Assets obtained in exchange for finance lease obligations	55	202
Operating lease asset adjustments, including renewals and remeasurements	86	80
Operating lease liability adjustments, including renewals and remeasurements	86	83

Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	12.04 years	11.10 years
Financing leases	10.08 years	12.38 years
Weighted-average discount rate:
Operating leases	5.22%	4.56%
Financing leases	4.98%	4.65%

14.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

Sysco has company-sponsored defined benefit and defined contribution retirement plans for its employees. Also, the company provides certain health care benefits to eligible retirees and their dependents.

Defined Contribution Plans

Sysco operates a defined contribution 401(k) Plan as a Safe Harbor Plan, which is a plan that treats all employees’ benefits equally within the plan, under Sections 401(k) and 401(m) of the Internal Revenue Code with respect to non-union employees and those union employees whose unions adopted the Safe Harbor Plan provisions. We make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, we make matching contributions of 50% of a participant’s pretax contribution on the first 6% of the participant’s compensation contributed by the participant. Certain employees are also eligible for a transition contribution, and we may also make discretionary contributions. For union employees who are members of unions that did not adopt the Safe Harbor Plan provisions, the plan provides that under certain circumstances we may make matching contributions of up to 50% of the first 6% of a participant’s compensation.

Sysco also has a non-qualified, unfunded Management Savings Plan (MSP) available to key management personnel who are participants in the Management Incentive Plan (MIP). Participants may defer up to 50% of their annual salary and up to 90% of their annual bonus. We make a non-elective contribution each pay period equal to 3% of a participant’s compensation. Additionally, we make matching contributions of 50% of a participant’s pretax contribution on the first 6% of the participant’s eligible compensation that is deferred. Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions. All company contributions to the MSP are limited by the amounts contributed by the company to the participant’s 401(k) account. The company had deferred compensation obligations of $115 million as of June 27, 2026 and $107 million as of June 28, 2025 under the unfunded MSP and our executive deferred compensation plan, which is frozen to all participants of the plan. More than half of the June 27, 2026 obligations are due to be paid beyond fiscal 2027.

Sysco’s expense related to its defined contribution plans was $218 million in fiscal 2026, $203 million in fiscal 2025, and $200 million in fiscal 2024.

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

We also provide certain health care benefits to eligible retirees and their dependents. These health care benefits represent Sysco’s unfunded other post-retirement medical plans. The plan had benefit obligations of $11 million as of both June 27, 2026 and June 28, 2025.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represent the funded status of a given plan. The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “U.S. Pension Benefits” in the tables below includes both the U.S. Retirement Plan and the SERP. As Sysco’s fiscal 2026 year end is June 27, 2026, the company utilized a practical expedient permitting us to measure our defined benefit plan assets and obligations as of the month end closest to the fiscal year end and has used June 30, 2026 as the measurement date of the plan assets and obligations disclosed herein.

	U.S. Pension Benefits (1)		International Pension Benefits
	Jun. 27, 2026	Jun. 28, 2025	Jun. 27, 2026	Jun. 28, 2025
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,979	$2,897	$306	$295
Service cost	6	7	2	2
Interest cost	167	166	15	15
Amendments	—	2	—	—
Curtailments	—	—	(1)	(1)
Actuarial loss (gain), net	(122)	35	3	(16)
Benefit payments	(142)	(128)	(16)	(15)
Foreign currency exchange impact	—	—	(11)	26
Benefit obligation at end of year	2,888	2,979	298	306
Change in plan assets:
Fair value of plan assets at beginning of year	2,534	2,502	208	158
Actual return on plan assets	156	122	7	26
Employer contribution	46	38	23	22
Benefit payments	(142)	(128)	(16)	(15)
Foreign currency exchange impact	—	—	(8)	17
Fair value of plan assets at end of year	2,594	2,534	214	208
Funded status at end of year	$(294)	$(445)	$(84)	$(98)

(1)	The U.S. Retirement Plan had a funded status of $23 million as of June 27, 2026 and an underfunded status of $112 million as of June 28, 2025.

As of June 27, 2026 and June 28, 2025, the SERP had benefit obligations of $317 million and $333 million, respectively. In order to meet a portion of its obligations under the SERP, Sysco has a rabbi trust that invests in Corporate-Owned Life Insurance policies on the lives of participants and interests in corporate-owned real estate assets. These assets are not included as plan assets or in the funded status amounts in the tables above and below. The life insurance policies on the lives of the participants had carrying values of $88 million and $87 million as of June 27, 2026 and June 28, 2025, respectively. Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	U.S. Pension Benefits		International Pension Benefits
	Jun. 27, 2026	Jun. 28, 2025	Jun. 27, 2026	Jun. 28, 2025
	(In millions)
Noncurrent assets (Other assets)	$23	$—	$—	$—
Current accrued benefit liability (Accrued expenses)	(32)	(32)	(3)	(2)
Noncurrent accrued benefit liability (Other long-term liabilities)	(285)	(413)	(81)	(96)
Net amount recognized	$(294)	$(445)	$(84)	$(98)

Accumulated other comprehensive loss as of June 27, 2026 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In millions)
Prior service cost	$3	$2	$5
Actuarial losses	1,014	87	1,101
Total	$1,017	$89	$1,106

Accumulated other comprehensive loss as of June 28, 2025 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In millions)
Prior service cost	$3	$2	$5
Actuarial losses	1,181	83	1,264
Total	$1,184	$85	$1,269

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	U.S. Pension Benefits (1)		International Pension Benefits
	Jun. 27, 2026	Jun. 28, 2025	Jun. 27, 2026	Jun. 28, 2025
	(In millions)
Accumulated benefit obligation/aggregate benefit obligation	$2,880	$2,970	$293	$300
Fair value of plan assets at end of year	2,594	2,534	214	208

(1)	Information under U.S. Pension Benefits as of June 27, 2026 and June 28, 2025 includes both the U.S. Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	2026		2025		2024
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In millions)
Service cost	$6	$2	$7	$2	$8	$2
Interest cost	167	15	166	15	164	14
Expected return on plan assets	(142)	(13)	(138)	(11)	(143)	(12)
Amortization of prior service cost	1	—	—	—	1	—
Amortization of actuarial loss	31	3	30	3	28	1
Curtailment gain	—	(1)	—	(1)	—	(1)
Net pension costs	$63	$6	$65	$8	$58	$4

The components of net company-sponsored pension costs other than the service cost component are reported in Other expense (income), net within the consolidated results of operations.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	2026		2025		2024
	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits	U.S. Pension Benefits	International Pension Benefits
	(In millions)
Amortization of prior service cost	$1	$—	$—	$—	$1	$—
Amortization of actuarial loss	31	3	30	3	28	1
Prior service cost arising in current year	—	—	(2)	—	—	—
Effect of exchange rates on amounts in AOCI	—	3	—	(8)	—	(1)
Actuarial gain (loss) arising in current year	135	(9)	(50)	32	(73)	(54)
Net pension income (cost)	$167	$(3)	$(22)	$27	$(44)	$(54)

Amounts included in accumulated other comprehensive income (loss), net as of June 27, 2026 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2027 are:

	U.S. Pension Benefits	International Pension Benefits	Total
	(In millions)
Amortization of prior service cost	$1	$—	$1
Amortization of actuarial losses	27	3	30
Total	$28	$3	$31

Employer Contributions

We made cash contributions to our company-sponsored pension plans of $67 million and $61 million in fiscal years 2026 and 2025, respectively. There were $14 million of voluntary contributions made to the U.S. Retirement Plan in fiscal 2026, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2026. There are no required contributions to the U.S. Retirement Plan to meet ERISA minimum funding requirements in fiscal 2027. The company’s contributions to the SERP plan are made in the amounts needed to fund current year benefit payments. The estimated aggregate fiscal 2027 contribution to fund benefit payments for the SERP plan is $32 million. The estimated fiscal 2027 contributions to fund benefit payments for the international retirement plans are $21 million.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	U.S. Pension Benefits	International Pension Benefits
	(In millions)
2027	$162	$18
2028	176	19
2029	186	20
2030	194	21
2031	202	21
Subsequent five years	1,089	114

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Jun. 27, 2026	Jun. 28, 2025
Discount rate — U.S. Retirement Plan	6.21%	5.76%
Discount rate — SERP	6.00	5.75
Discount rate — U.K. Retirement Plan	6.20	5.60
Rate of compensation increase — U.S. Retirement Plan	3.00	3.00

As benefit accruals under the SERP and U.K. Retirement Plan are frozen, future pay is not projected in the determination of the benefit obligation as of June 27, 2026 or June 28, 2025.

Weighted-average assumptions used to determine net company-sponsored pension costs for each fiscal year were:

	2026	2025	2024
Discount rate — U.S. Retirement Plan	5.76%	5.86%	5.62%
Discount rate — SERP	5.75	5.89	5.65
Discount rate — U.K. Retirement Plan	5.60	5.20	5.20
Expected rate of return — U.S. Retirement Plan	5.70	5.63	5.50
Expected rate of return — U.K. Retirement Plan	6.40	6.60	6.65
Rate of compensation increase — U.S. Retirement Plan	3.00	3.00	3.00

For guidance in determining the discount rate for U.S. defined benefit plans, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. Sysco uses an annualized corporate bond yield curve to estimate the rate at which pension benefits could effectively be settled to estimate a discount rate for the U.K. Retirement Plan. The discount rate assumption is updated annually and revised as deemed appropriate. The discount rates to be used for the calculation of fiscal 2027 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 6.21% and 6.20%, respectively. The discount rate to be used for the calculation of fiscal 2027 net company-sponsored benefit costs for the SERP is 6.00%.

The expected long-term rate of return on plan assets assumption for the retirement plans are net return on assets assumption, representing gross return on assets less asset management expenses. Specific to the U.S. Retirement Plan, administrative expenses are also excluded from the gross return on assets. The expected return for the U.S. Retirement Plan is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The expected return for the U.K. Retirement Plan is derived from a long-term swap yield time horizon adjusted for the expected return based on the plan’s current asset allocation and historical results. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rates of return to be used in the calculation of fiscal 2027 net company-sponsored benefit costs for the U.S. Retirement Plan and U.K. Retirement Plan are 6.00% and 7.00%, respectively.

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

The U.S. Retirement Plan’s target and actual investment allocation as of June 27, 2026 is as follows:

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

The U.K. Retirement Plan’s target investment allocation and actual investment allocation for fiscal 2026 is as follows:

	U.K. Retirement Plan
	Target Asset Allocation	Actual Asset Allocation
Growth portfolio	42%	42%
Matching portfolio	58	58
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

The following table presents the fair value of the U.S. Retirement Plan’s assets by major asset category as of June 27, 2026:

	Assets Measured at Fair Value as of Jun. 27, 2026
	Level 1	Level 2	Level 3	Measured at NAV (7)	Total
	(In millions)
Cash and cash equivalents	$—	$110	$—	$—	$110
Growth assets:
U.S. equity (1)	—	—	—	254	254
International equity (1)	—	—	—	155	155
Hedge fund of funds (2)	—	—	—	197	197
Real estate funds (3)	—	—	—	73	73
High yield and emerging markets fixed income (4)	—	—	—	44	44
Private equity funds (5)	—	—	—	33	33
Liability hedging assets:
Corporate bonds	—	1,146	—	—	1,146
U.S. government and agency securities	—	379	—	181	560
Other (6)	—	22	—	—	22
Total investments at fair value	$—	$1,657	$—	$937	$2,594

(1)
Includes direct investments in equity securities and within investment funds for which fair value is measured at NAV. There are no unfunded commitments as of June 27, 2026. The remaining investments may be redeemed once per day with advanced written notice and subject to applicable limits.

(2)	There were no unfunded commitments as of June 27, 2026, and there were no redemption restrictions as of June 27, 2026. The investment may be redeemed once per quarter.
(3)
For investments in the funds listed in this category, total unfunded commitment as of June 27, 2026 was $2 million. Less than 1% of the investments cannot be redeemed. The estimate of the liquidation period for these funds varies from 2026 to 2027. The remaining investments may be redeemed quarterly with advanced written notice and subject to applicable limits.

(4)	There were no unfunded commitments as of June 27, 2026, and there were no redemption restrictions as of June 27, 2026. The investment may be redeemed daily.
(5)
Total unfunded commitments in the funds listed in this category as of June 27, 2026 were $13 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2026 to 2031.

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

The following table presents the fair value of the U.K. Retirement Plan’s assets by major asset category as of June 27, 2026:

	Assets Measured at Fair Value as of Jun. 27, 2026
	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
	(In millions)
Investment funds:
Common contractual fund (1)	$—	$—	$—	$214	$214
Total investments at fair value	$—	$—	$—	$214	$214

(1)	There were $4 million of unfunded commitments as of June 27, 2026. As of June 27, 2026 there are no monetary redemption restrictions, however timing restrictions ranged from daily to quarterly.
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

(4)	There were no unfunded commitments as of June 28, 2025, and there are no redemption restrictions as of June 28, 2025. The investment may be redeemed daily.
(5)
Total unfunded commitment as of June 28, 2025 was $14 million. The investments cannot be redeemed, but the fund will make distributions through liquidation. The estimate of the liquidation period varies for each fund from 2025 to 2031.

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

15.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco currently participates in several different multiemployer defined benefit pension plans in the United States (U.S.) based on obligations arising under collective bargaining agreements covering union-represented employees. Expenses related to these plans are recognized at the time we make contributions to the plans. We do not directly manage these multiemployer plans; pursuant to federal law, these plans are managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by employers contributing to the plan. Some of our current employees in the U.S. are participants in such multiemployer plans as of June 27, 2026.

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

Plan Contributions

Our contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2026	2025	2024
	(In millions)
Individually significant plans	$50	$48	$47
All other plans	18	18	16
Total contributions	$68	$66	$63

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/25	As of 12/31/24	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	12/7/2025 to 2/14/2031 (1)

(1)
Sysco is party to 24 CBAs that require contributions to the Western Conference of Teamsters Pension Trust. Each agreement covers anywhere from less than 1% to 18% of the total contributions Sysco is required to pay the fund. One of the CBAs expired during fiscal year 2026 and is currently being renegotiated.

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

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2026	2025	2024	Year Ending 12/31/24	Year Ending 12/31/23
	(In millions)
Western Conference of Teamsters Pension Plan	$50	$48	$47	No	No

For the plan noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2026	2025	2024
	(In millions, except for share and per share data)
Numerator:
Net earnings	$1,757	$1,828	$1,955
Denominator:
Weighted-average basic shares outstanding	479,117,877	488,144,333	501,238,422
Dilutive effect of share-based awards	1,494,326	1,681,315	1,857,664
Weighted-average diluted shares outstanding	480,612,203	489,825,648	503,096,086
Basic earnings per share	$3.67	$3.74	$3.90
Diluted earnings per share	$3.66	$3.73	$3.89

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,521,430, 4,176,838 and 4,611,724 for fiscal 2026, 2025 and 2024, respectively.

Dividends declared were $1.0 billion in each of fiscal 2026, fiscal 2025 and fiscal 2024. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $263 million, $258 million and $251 million in fiscal 2026, 2025 and 2024, respectively.

17.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $1.8 billion, $2.1 billion and $1.9 billion for fiscal 2026, 2025 and 2024, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		2026
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(124)	$—	$(124)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	2	—	2
Change in cash flow hedges	Operating expenses	40	10	30
Change in net investment hedges	N/A	65	17	48
Total other comprehensive income (loss) before reclassification adjustments		107	27	80
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	4	—	4
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss) and other adjustments arising in the current year	Other expense (income), net	134	33	101
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	31	9	22
Total reclassification adjustments		31	9	22
Marketable securities:
Change in marketable securities	Other expense (income), net	1	—	1
Total other comprehensive income (loss)		$153	$69	$84

		2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$287	$—	$287
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	(2)	—	(2)
Change in cash flow hedges	Operating expenses	(7)	(4)	(3)
Change in net investment hedges	N/A	(65)	(16)	(49)
Total other comprehensive income (loss) before reclassification adjustments		(74)	(20)	(54)
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	6	1	5
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense (income), net	(28)	(7)	(21)
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	28	8	20
Total reclassification adjustments		28	8	20
Marketable securities:
Change in marketable securities	Other expense (income), net	4	—	4
Total other comprehensive income (loss)		$223	$(18)	$241

		2024
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(33)	$—	$(33)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	2	—	2
Change in cash flow hedges	Operating expenses	21	5	16
Change in net investment hedges	N/A	(5)	(2)	(3)
Total other comprehensive income before reclassification adjustments		18	3	15
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	11	4	7
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial loss, arising in the current year	Other expense (income), net	(130)	(33)	(97)
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	28	8	20
Total reclassification adjustments		28	8	20
Marketable securities:
Change in marketable securities	Other expense (income), net	3	1	2
Total other comprehensive income (loss)		$(103)	$(17)	$(86)

The following tables provide a summary of the changes in accumulated other comprehensive income (loss), net for the periods presented:

	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities	Total
	(In millions)
Balance as of Jul. 1, 2023	$(374)	$(32)	$(840)	$(7)	$(1,253)
Other comprehensive income (loss), net before reclassification adjustments	(33)	15	(97)	—	(115)
Amounts reclassified from accumulated other comprehensive income (loss), net	—	7	20	—	27
Change in marketable securities	—	—	—	2	2
Balance as of Jun. 29, 2024	(407)	(10)	(917)	(5)	(1,339)
Other comprehensive income (loss), net before reclassification adjustments	287	(54)	(21)	—	212
Amounts reclassified from accumulated other comprehensive income (loss), net	—	5	20	—	25
Change in marketable securities	—	—	—	4	4
Balance as of Jun. 28, 2025	(120)	(59)	(918)	(1)	(1,098)
Other comprehensive income (loss), net before reclassification adjustments	(124)	80	101	—	57
Amounts reclassified from accumulated other comprehensive income (loss), net	—	4	22	—	26
Change in marketable securities	—	—	—	1	1
Balance as of Jun. 27, 2026	$(244)	$25	$(795)	$—	$(1,014)

18.  SHARE-BASED COMPENSATION

We provide compensation benefits to employees under several share-based payment arrangements including various long-term employee stock incentive plans and the 2025 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In November 2018, Sysco’s Omnibus Incentive Plan (2018 Plan) was adopted and reserved up to 51,500,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors. Of the 51,500,000 authorized shares, the full 51,500,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, we have issued options, restricted stock units and performance share units under the 2018 Plan. Vesting requirements for awards under the 2018 Plan vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under the 2018 Plan are and will be no greater than ten years. As of June 27, 2026, there were 35,362,902 remaining shares authorized and available for grant under the 2018 Plan, of which the full 35,362,902 shares may be issued as options or stock appreciation rights, or as a combination of up to 8,857,829 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

We have also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 27, 2026. No new options will be issued under any of the prior plans. Future grants to employees will be made through the 2018 Plan or subsequently adopted plans. Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant. The contractual life of all options granted under these plans is ten years. Our policy is to utilize treasury stock for issuing shares upon share option exercise or share unit conversion.

Performance Share Units

During fiscal 2026 and 2025, 463,386 and 499,859 performance share units (PSUs), respectively, were granted to employees. Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per performance share unit granted during fiscal 2026 and 2025 was $86.22 and $82.49, respectively. The PSUs will convert into shares of Sysco common stock at the end of the performance period based on actual performance targets achieved as well as the market-based return of Sysco’s common stock relative to that of the S&P 500 index companies.

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

The weighted average assumptions discussed above are noted in the table below for relevant periods as follows:

	2026	2025	2024
Dividend yield	2.9%	2.8%	2.6%
Expected volatility	27.1%	26.6%	27.2%
Risk-free interest rate	4.0%	3.7%	4.1%
Expected Life	6.2 years	6.6 years	6.6 years

The following summary presents information regarding outstanding options as of June 27, 2026 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of June 28, 2025	7,858,733	$69.31
Granted	726,016	80.96
Exercised	1,731,187	58.43
Forfeited	285,712	78.64
Expired	—	—
Outstanding as of June 27, 2026	6,567,850	$73.06	4.65	$66
Expected to vest as of June 27, 2026	1,102,433	78.22	8.50	5
Exercisable as of June 27, 2026	5,427,010	$71.97	3.84	$60

The total number of employee options granted was 726,016, 746,501 and 808,279 in fiscal years 2026, 2025 and 2024, respectively.

During fiscal 2026, 317,639 options were granted to 11 executive officers, and 408,377 options were granted to 154 other key employees. During fiscal 2025, 321,453 options were granted to 12 executive officers, and 425,048 options were granted to 153 other key employees. During fiscal 2024, 322,325 options were granted to 12 executive officers and 485,954 were granted to 167 other key employees.

The weighted average grant date fair value of options granted in fiscal 2026, 2025 and 2024 was $19.52, $18.52 and $19.27, respectively. The total intrinsic value of options exercised during fiscal 2026, 2025 and 2024 was $2 million, $1 million and $1 million, respectively.

Restricted Stock Units

During fiscal 2026, 2025 and 2024, 1,435,186, 382,928 and 1,146,158 restricted stock units, respectively, were granted to employees, the majority of which vests ratably over a three-year period. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends as of the grant date during the vesting period. The weighted average grant date fair value per share of restricted stock units granted during fiscal 2026, 2025 and 2024 was $77.20, $75.83 and $74.52, respectively. The total fair value of restricted stock units vested during fiscal 2026, 2025 and 2024 was $45 million, $55 million and $52 million, respectively. The total intrinsic value of restricted stock units vested during fiscal 2026, 2025 and 2024 was $51 million, $54 million and $54 million, respectively.

Non-Employee Director Awards

During fiscal 2026, 2025 and 2024, 28,097, 28,127 and 29,115 restricted equity awards, respectively, were granted to non-employee directors (NEDs), which will vest over a one-year period. NEDs may elect to receive these awards in restricted stock shares that will vest at the end of the award stated vesting period or as deferred units that convert into shares of Sysco common stock on a date subsequent to the award stated vesting date selected by the NED. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant date fair value of the shares granted during fiscal 2026, 2025 and 2024 was $75.07, $74.96 and $70.67, respectively. The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2026, 2025 and 2024 was $2 million in each year. Restricted stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

NEDs may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. As a result of such elections, a total of 3,520, 3,148 and 5,966 shares with a weighted-average grant date fair value of $76.16, $76.66 and $72.22 per share were issued in fiscal 2026, 2025 and 2024, respectively, in the form of fully vested common stock or deferred units. Common stock shares are valued on their vesting date. Vested deferred units are valued on their subsequent conversion and distribution date.

As of June 27, 2026, there were 144,700 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective NED.

Summary of Equity Instruments Other Than Stock Options

The following summary presents information regarding outstanding non-vested awards as of June 27, 2026 and changes during the fiscal year then ended with regard to these awards under the stock incentive plans. Award types represented include restricted stock units granted to employees, restricted awards granted to non-employee directors and PSUs.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of June 28, 2025	2,477,757	$81.95
Granted	1,818,830	78.93
Vested	(791,622)	77.10
Forfeited	(496,295)	79.49
Non-vested as of June 27, 2026	3,008,670	$81.81

2025 Employee Stock Purchase Plan

The Sysco ESPP permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter. The total number of shares that may be sold pursuant to the ESPP may not exceed 12,000,000 shares, of which 10,401,539 remained available as of June 27, 2026.

During fiscal 2026, 1,076,685 shares of Sysco common stock were purchased by the participants, as compared to 1,059,763 shares purchased in fiscal 2025 and 1,092,062 shares purchased in fiscal 2024, some of which were purchased from the 2015 Employee Stock Purchase Plan. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $11.63, $11.46 and $10.83 per share during fiscal 2026, 2025 and 2024, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost included in operating expenses in the consolidated results of operations was $118 million, $93 million and $104 million for fiscal 2026, 2025 and 2024, respectively. The expense recognized in fiscal 2026 increased due to the quantity and fair value of RSUs granted compared to that of the prior fiscal year. The total income tax benefit for share-based compensation arrangements was $22 million, $15 million and $17 million for fiscal 2026, 2025 and 2024, respectively.

As of June 27, 2026, there was $125 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of 1.8 years.

Cash received from option exercises and ESPP participation was $137 million, $110 million and $120 million during fiscal 2026, 2025 and 2024, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $7 million, $3 million and $4 million during fiscal 2026, 2025 and 2024, respectively.

19.  INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2026	2025	2024
	(In millions)
U.S.	$2,056	$2,066	$2,260
Foreign	220	349	305
Total	$2,276	$2,415	$2,565

The income tax provision for each fiscal year consists of the following:

	2026	2025	2024
	(In millions)
U.S. federal income taxes	$356	$432	$447
State and local income taxes	99	104	125
Foreign income taxes	64	51	38
Total	$519	$587	$610

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2026	2025	2024
	(In millions)
Current	$510	$602	$584
Deferred	9	(15)	26
Total	$519	$587	$610

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows (dollars in millions):

	2026
	Amount	Percent
US federal statutory tax rate	$478	21.0%
State and local income tax, net of federal income tax effect (1)	78	3.4
Foreign tax effects
Luxembourg
Changes in valuation allowances	(26)	(1.1)
Other	25	1.1
Other foreign jurisdictions	18	0.8
Tax credits	(16)	(0.7)
Nontaxable or nondeductible items
Other	(17)	(0.8)
Changes in unrecognized tax benefits	7	0.3
Other	(28)	(1.2)
Effective tax rate	$519	22.8%

(1) State taxes in California, Florida, Illinois, Oregon, New York, Virginia and New Jersey for FY26 made up the majority (greater than 50%) of the tax effect in this category.

	2025	2024
U.S. statutory federal income tax rate	21.0%	21.0%
State and local income taxes, net of any applicable federal income tax benefit	3.4	3.9
Foreign income taxes	(1.1)	(1.0)
Uncertain tax positions	0.6	0.1
Tax benefit of equity-based compensation	0.2	0.1
Other	0.2	(0.3)
Effective income tax rate	24.3%	23.8%

The effective tax rate of 22.8% for fiscal 2026 was impacted by (1) state income tax expense of $78 million and (2) the mix of earnings from our foreign operations which are taxed at rates different than our domestic tax rate, as well as credits, local permanent differences and other minimum taxes, which resulted in a net increase in the effective tax rate.

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

Cash Income Taxes Paid

Cash income taxes paid, net of refunds received, consisted of the following:

2026
(in millions)
Federal	$303
State	85
Foreign	89
Total	$477

Income taxes paid, net of refunds exceeded 5% of total income taxes paid, net of refunds, in the following jurisdictions:

2026
(in millions)
United States (Federal)	$303
Canada	60

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	Jun. 27, 2026	Jun. 28, 2025
	(In millions)
Deferred tax assets:
Net operating tax loss carryforwards	$578	$595
Operating lease liabilities	356	291
Interest carryforwards	279	263
Pension	86	124
Receivables	58	56
Inventory	34	32
Share-based compensation	30	25
Deferred compensation	27	27
Other	110	74
Deferred tax assets before valuation allowances	1,558	1,487
Valuation allowances	(299)	(328)
Total deferred tax assets	1,259	1,159
Deferred tax liabilities:
Excess tax depreciation and basis differences of assets	394	286
Goodwill and intangible assets	388	384
Operating lease assets	345	282
Foreign currency remeasurement losses and currency hedge	27	1
Other	55	54
Total deferred tax liabilities	1,209	1,007
Total net deferred tax assets	$50	$152

Our deferred tax asset for net operating loss carryforwards as of June 27, 2026 and June 28, 2025 consisted of state and foreign net operating tax loss carryforwards. The state net operating loss carryforwards outstanding as of June 27, 2026 expire in fiscal years 2027 through 2047, with some losses having unlimited carryforward periods. The foreign net operating loss carryforward periods vary by jurisdiction, from 10 years to unlimited.

We assess the recoverability of our deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the company’s analysis, it was concluded that, as of June 27, 2026, a valuation allowance of $299 million should be established against the portion of the deferred tax asset attributable to capital losses, certain state interest, and foreign and U.S. state losses. We will continue to monitor facts and circumstances in the reassessment of the likelihood that these items will be realized.

Uncertain Tax Positions

Our uncertain tax position balance was $70 million in fiscal 2026 and $43 million in fiscal 2025. The gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $21 million as of June 27, 2026 and $17 million as of June 28, 2025. The expense recorded for interest and penalties related to unrecognized tax benefits was not material in any year presented. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

If we were to recognize all unrecognized tax benefits recorded as of June 27, 2026 and June 28, 2025, approximately all of the $70 million and $43 million reserve would reduce the effective tax rate for each year, respectively. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our unrecognized tax positions will increase or decrease in the next twelve months either because our positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various jurisdictions and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. We anticipate an immaterial decrease to the reserve within twelve months as a result of lapse of statutes.

We remain subject to income tax examinations for our U.S. federal income taxes for fiscal 2019 and subsequent tax years. As of June 27, 2026, Sysco’s tax returns in the majority of the state and local and material foreign jurisdictions are no longer subject to audit for the years before 2018.

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

On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One expands a country’s authority to tax profits from companies that make sales into their country but do not have a physical location in the country. Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. On January 20, 2025, President Trump issued executive orders that the OECD Global Tax Deal has no force and effect in the U.S., and to investigate foreign countries’ compliance with tax treaties and to prepare a list of options for protective measures the U.S. should adopt in response. Our analysis is ongoing as the OECD continues to release additional guidance, countries enact legislation, and the potential U.S. response continues to develop. To the extent additional legislative changes take place in the countries in which we operate, it is possible that these changes may have an adverse impact on our effective tax rate, financial results, and cash flows.

The One Big Beautiful Bill Act was enacted in July 2025 and introduced a series of corporate tax changes, including 100% bonus depreciation on qualified property. These provisions decreased cash taxes paid in fiscal 2026 and may change the timing of cash tax payments in future periods.

The Inflation Reduction Act includes provisions that allow for the transfer of certain federal clean energy tax credits (Transferable Tax Credits). In June 2026, we entered into a contract to purchase approximately $300 million of Transferable Tax Credits which will be applied against our fiscal 2027 federal income taxes.

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

Other Commitments

We have contracts with various third-party service providers to receive information technology services and warehouse management services. The services have been committed for periods up to fiscal 2036 and may be extended. As of June 27, 2026, the total remaining cost of the services over that period is expected to be approximately $318 million. A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources. Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time. If Sysco were to terminate all of the services in fiscal 2027, the estimated termination fees incurred in fiscal 2027 would be approximately $21 million.

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

	Year Ended Jun. 27, 2026
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$58,803	$16,042	$8,623	$1,085	$84,553
Less:
Cost of sales	47,564	12,641	7,952	804	68,961
Operations expense	4,843	1,835	516	130	7,324
Selling, general & administrative expense	2,878	1,103	61	121	4,163
Total segment operating income	3,518	463	94	30	4,105
Global Support Center					(1,010)
Total operating income					3,095
Interest expense					717
Other expense (income), net					102
Earnings before income taxes					$2,276

	Year Ended Jun. 28, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$56,965	$14,905	$8,410	$1,090	$81,370
Less:
Cost of sales	46,090	11,796	7,748	824	66,458
Operations expense	4,671	1,654	514	134	6,973
Selling, general & administrative expense	2,688	1,018	67	113	3,886
Goodwill impairment	—	—	—	92	92
Total segment operating income	3,516	437	81	(73)	3,961
Global Support Center					(873)
Total operating income					3,088
Interest expense					635
Other expense (income), net					38
Earnings before income taxes					$2,415

	Year Ended Jun. 29, 2024
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$55,339	$14,561	$7,768	$1,176	$78,844
Less:
Cost of sales	44,631	11,614	7,151	869	64,265
Operations expense	4,545	1,585	476	141	6,747
Selling, general & administrative expense	2,490	987	69	126	3,672
Total segment operating income	3,673	375	72	40	4,160
Global Support Center					(958)
Total operating income					3,202
Interest expense					607
Other expense (income), net					30
Earnings before income taxes					$2,565

	Fiscal Year
	2026	2025	2024
Depreciation and amortization:	(In millions)
U.S. Foodservice Operations	$559	$545	$499
International Foodservice Operations	280	266	247
SYGMA	30	32	33
Other	6	7	10
Total segments	875	850	789
Global Support Center	101	95	84
Total	$976	$945	$873

	Fiscal Year
	2026	2025	2024
Capital Expenditures:	(In millions)
U.S. Foodservice Operations	$269	$394	$366
International Foodservice Operations	228	275	289
SYGMA	12	25	21
Other	26	33	35
Total segments	535	727	711
Global Support Center	165	179	121
Total	$700	$906	$832

	Fiscal Year
	2026	2025	2024
Assets:	(In millions)
U.S. Foodservice Operations	$13,785	$13,169	$12,505
International Foodservice Operations	8,404	8,119	7,545
SYGMA	932	922	923
Other	507	516	616
Total segments	23,628	22,726	21,589
Global Support Center	4,769	4,048	3,328
Total	$28,397	$26,774	$24,917

Information concerning geographic areas is as follows:

	Fiscal Year
	2026	2025	2024
Sales:	(In millions)
United States	$68,108	$66,073	$63,931
Canada	6,513	6,113	5,993
United Kingdom	4,487	4,081	3,760
France	1,897	1,714	1,712
Sweden	1,032	901	836
Other	2,516	2,488	2,612
Total	$84,553	$81,370	$78,844
Plant and equipment at cost, less accumulated depreciation:
United States	$4,421	$4,522	$4,165
United Kingdom	547	515	369
Canada	349	372	364
France	315	345	308
Other	342	330	291
Total	$5,974	$6,084	$5,497
Operating lease right-of-use assets, net:
United States	$710	$603	$487
United Kingdom	338	227	194
Canada	131	89	88
France	55	56	59
Sweden	51	58	32
Other	104	98	63
Total	$1,389	$1,131	$923

The sales mix for the principal product categories by segment is disclosed in Note 3, “Revenue.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 27, 2026, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

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

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended June 27, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On August 18, 2026, Mr. Greg D. Bertrand, who has been serving as a senior advisor to Sysco’s Chief Executive Officer on strategic initiatives since January 1, 2026, was granted a one-time completion of service award valued at $750,000, which will be payable in cash on September 30, 2026. Until December 31, 2025, Mr. Bertrand served as Sysco’s Executive Vice President and Global Chief Operating Officer.

Insider Trading Arrangements and Policies

During the quarter ended June 27, 2026, no director or executive officer of Sysco adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each term as defined in Item 408(a) of Regulation S-K).

Item 9C.  Disclosure Reporting Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. See also “Part I, Item 1. Business - Information about our Executive Officers” of this Form 10-K.

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

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

4.8	—
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
Amendment No. 1, dated June 11, 2024, to the Credit Agreement among Sysco Corporation, Bank of America, N.A., as administrative agent and certain lenders and guarantors party thereto, , incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended June 28, 2025 filed on August 22, 2025 (File No. 1-6544).

10.3	—
Amendment No. 2, dated June 4, 2025, to Credit Agreement among Sysco Corporation, Sysco Global Holdings B. V., Sysco Canada, Inc., Sysco EU II S.À R.L., Bank of America, N.A., as administrative agent and certain lenders and guarantors party thereto, incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended June 28, 2025 filed on August 22, 2025 (File No. 1-6544).

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

10.11***	—
Term Loan Credit Agreement, dated as of April 16, 2026, among Sysco Corporation and certain lenders and guarantors party thereto, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 20, 2026 (File No. 1-6544).

10.12***	—
Credit Agreement, dated as of April 16, 2026, among Sysco Corporation, Sysco Canada, Inc., Sysco Global Holdings B.V., Bank of America, N.A., as Administrative Agent, and certain lenders and guarantors party thereto, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 20, 2026 (File No. 1-6544).

10.13**	—
Stockholders Agreement, dated as of March 30, 2026, by and among New Slider Holdco, Inc and certain other parties thereto, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 30, 2026 (File No. 1-6544).

10.14†	—
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

10.16†	—
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

10.23†	—
Amendment 2018-1 to the Sysco Corporation Management Savings Plan, adopted effective January 1, 2018, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 30, 2017 filed on February 6, 2018 (File No. 1-6544).

10.24†	—
Amendment 2018-2 to the Sysco Corporation Management Savings Plan, adopted effective May 25, 2018, incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended June 30, 2018 filed on August 27, 2018(File No. 1-6544).

10.25†	—
Amendment 2024-1 to the Sysco Corporation Management Savings Plan, adopted effective January 1, 2025, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended December 28, 2024, filed on January 29, 2025 (File No. 1-6544).

10.26†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.27†	—
Amendment 2017-1 to the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended July 1, 2017 filed on August 30, 2017 (File No. 1-6544).

10.28†	—
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

10.32†	—	Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Annex II to the Sysco Corporation Proxy Statement filed October 5, 2018 (File No. 1-6544).

10.33†	—
Sysco Corporation Annual Incentive Program (AIP) for Fiscal Year 2026 adopted July 31, 2025, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 27, 2025 filed on October 29, 2025 (File No. 1-6544)

10.34†	—
Form of Stock Option Grant Agreement (Fiscal Year 2020) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended June 29, 2019 filed on August 26, 2019(File No. 1-6544).

10.35†	—
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
Form of Stock Option Grant Agreement (Fiscal Year 2026) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 27, 2025 filed on October 29, 2025 (File No. 1-6544).

10.41†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2025) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 28, 2024 filed on October 30, 2024 (File No. 1-6544).

10.42†	—
Form of Performance Share Unit Grant Agreement (Fiscal Year 2026) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 27, 2025 filed on October 29, 2025 (File No. 1-6544).

10.43†	—
Form of Performance Share Unit Grant Agreement – Retention Award for Thomas R. Peck Jr. dated February 26, 2025, pursuant to the Sysco 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 29, 2025 filed on April 30, 2025 (File No. 1-6544).

10.44†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2024) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.45†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2025) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 28, 2024 filed on October 30, 2024 (File No. 1-6544).

10.46†	—
Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2026) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 27, 2025 filed on October 29, 2025 (File No. 1-6544).

10.47†	—
Form of Sysco Protective Covenants Agreement for Executive Vice Presidents and Senior Vice Presidents, incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2023 filed on November 1, 2023 (File No. 1-6544).

10.48†	—
Form of Restricted Stock Award Agreement for Directors (2025) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 27, 2025 filed on January 28, 2026 (File No. 1-6544).

10.49†	—
Form of Restricted Stock Award Agreement for Directors (2025) pursuant to the Sysco Corporation 2018 Omnibus Incentive Plan (for directors who elect to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan), incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 27, 2025 filed on January 28, 2026 (File No. 1-6544).

10.50†	—	Sysco Corporation Non-Employee Directors Stock Election Policy, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 30, 2019 filed on May 7, 2019 (File No. 1-6544).

10.51†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.52†	—
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

10.55†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.56†	—
Description of Compensation Arrangements with Non-Employee Directors, incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 27, 2025 filed on January 28, 2026 (File No. 1-6544).

10.57†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to the Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.58†	—	Form of Severance Letter Agreement for Executive Vice Presidents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2020 (File No. 1-6544).

10.59†	—
Form of Severance Letter Agreement for Senior Vice Presidents, incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 31, 2022 filed on February 1, 2023 (File No. 1-6544).

10.60†	—
Letter Agreement, dated as of January 10, 2020, by and between Kevin P. Hourican and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 16, 2020 (File No. 1-6544).

10.61†	—
Letter Agreement, dated as of November 23, 2020, by and between Thomas R. Peck, Jr. and Sysco Corporation, incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended October 2, 2021 filed on November 9, 2021 (File No. 1-6544).

10.62†	—
Letter Agreement, dated as of February 28, 2023, by and between Kenny Cheung and Sysco Corporation, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended April 1, 2023 filed on May 2, 2023 (File No. 1-6544).

10.63†	—
Letter Agreement, dated as of November 17, 2025, by and between Greg Bertrand and Sysco Corporation, incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended December 27, 2025 filed on January 28, 2026 (File No. 1-6544).

19.1	—	Sysco Corporation Securities Trading Policy, incorporated by reference to Exhibit 19.1 to the Form 10-K for the year ended June 29, 2024 filed on August 28, 2024 (File No. 1-6544).

21.1#	—	Subsidiaries of the Registrant.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	—
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

_________

†   Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#   Filed Herewith

## Furnished Herewith

** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request. Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

*** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Sysco agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request. Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sysco agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Note:  Debt instruments of Sysco Corporation and its subsidiaries defining the rights of long-term debt holders in principal amounts not exceeding 10% of Sysco Corporation’s consolidated assets have been omitted and will be provided to the SEC upon its request.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of August 2026.

SYSCO CORPORATION
By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ KEVIN P. HOURICAN	Chair of the Board and Chief Executive Officer
Kevin P. Hourican	(principal executive officer)

/s/ BRANDON SEWELL	Interim Chief Financial Officer
Brandon Sewell	(principal financial officer)

/s/ JENNIFER L. JOHNSON	Senior Vice President, Chief Accounting Officer
Jennifer L. Johnson	(principal accounting officer)

DIRECTORS:

/s/ DANIEL J. BRUTTO	/s/ JOHN M. HINSHAW
Daniel J. Brutto	John M. Hinshaw

/s/ FRANCESCA DeBIASE	/s/ KEVIN P. HOURICAN
Francesca DeBiase	Kevin P. Hourican

/s/ ALI DIBADJ	/s/ ALISON KENNEY PAUL
Ali Dibadj	Alison Kenney Paul

/s/ LARRY C. GLASSCOCK	/s/ ROBERTO MARQUES
Larry C. Glasscock	Roberto Marques

/s/ JILL M. GOLDER	/s/ SHEILA G. TALTON
Jill M. Golder	Sheila G. Talton

/s/ BRADLEY M. HALVERSON
Bradley M. Halverson