Form 10-Q
period 2026-09-26
SYSCO CORP
filed 2026-11-04
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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

Registrant’s telephone number, including area code:
(281) 584-1390

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.00 Par Value	SYY	New York Stock Exchange
6.000% Junior Subordinated Notes due 2056	SYY/56A	New York Stock Exchange

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

492,270,756 shares of common stock were outstanding as of October 16, 2026.

1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	Sep. 26, 2026	Jun. 27, 2026
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,171	$1,786
Accounts receivable, less allowances of $38 and $13	6,296	5,865
Inventories	5,455	5,338
Prepaid expenses and other current assets	484	427
Income tax receivable	6	21
Total current assets	15,412	13,437
Plant and equipment at cost, less accumulated depreciation	5,886	5,974
Other long-term assets
Goodwill	5,231	5,225
Intangibles, less amortization	899	952
Deferred income taxes	525	506
Operating lease right-of-use assets, net	1,452	1,389
Other assets	1,043	914
Total other long-term assets	9,150	8,986
Total assets	$30,448	$28,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,736	$6,640
Accrued expenses	2,473	2,456
Accrued income taxes	186	60
Current operating lease liabilities	170	166
Current maturities of long-term debt	960	1,201
Total current liabilities	10,525	10,523
Long-term liabilities
Long-term debt	12,860	12,315
Deferred income taxes	486	456
Long-term operating lease liabilities	1,349	1,285
Other long-term liabilities	1,186	1,152
Total long-term liabilities	15,881	15,208
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 777,520,579 and 765,174,900 shares	778	765
Paid-in capital	3,077	2,114
Retained earnings	14,002	13,748
Accumulated other comprehensive loss	(906)	(1,014)
Treasury stock at cost, 285,593,166 and 286,631,270 shares	(12,909)	(12,947)
Total shareholders’ equity	4,042	2,666
Total liabilities and shareholders’ equity	$30,448	$28,397
Note: The June 27, 2026 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In millions, except for share and per share data)

	13-Week Period Ended
	Sep. 26, 2026	Sep. 27, 2025
Sales	$21,744	$21,148
Cost of sales	17,693	17,247
Gross profit	4,051	3,901
Operating expenses	3,334	3,101
Operating income	717	800
Interest expense	261	172
Other expense (income), net (1)	(231)	28
Earnings before income taxes	687	600
Income taxes	161	124
Net earnings	$526	$476

Net earnings:
Basic earnings per share	$1.09	$0.99
Diluted earnings per share	1.09	0.99

Average shares outstanding	481,341,826	478,761,180
Diluted shares outstanding	482,945,241	480,365,666
(1) Sysco’s first quarter of fiscal 2027 included a gain of $234 million in other income related to deal contingent rate lock transactions entered into to mitigate interest rate risk on permanent debt issued to finance the purchase of JRD Unico, Inc. and Warehouse Realty, LLC (collectively, Jetro Restaurant Depot or JRD). See Note 7, “Derivative Financial Instruments.”

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	13-Week Period Ended
	Sep. 26, 2026	Sep. 27, 2025
Net earnings	$526	$476
Other comprehensive income (loss):
Foreign currency translation adjustment	9	(65)
Items presented net of tax:
Amortization of cash flow hedges	1	1
Change in net investment hedges	(8)	13
Change in cash flow hedges	104	10
Change in excluded components of fair value hedge	(2)	—
Amortization of actuarial loss	5	5
Net actuarial gain and other adjustments arising in current year	3	4
Change in marketable securities	(4)	1
Total other comprehensive income (loss)	108	(31)
Comprehensive income	$634	$445

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except for share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 27, 2026	765,174,900	$765	$2,114	$13,748	$(1,014)	286,631,270	$(12,947)	$2,666
Net earnings				526				526
Other comprehensive income (loss)					108			108
Dividends declared ($0.55 per common share)				(272)				(272)
Share-based compensation awards			9			(1,038,104)	38	47
Common stock issuance	12,345,679	13	954					967
Balance as of September 26, 2026	777,520,579	$778	$3,077	$14,002	$(906)	285,593,166	$(12,909)	$4,042

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amounts	Totals
Balance as of June 28, 2025	765,174,900	$765	$1,986	$13,061	$(1,098)	287,678,658	$(12,884)	$1,830
Net earnings				476				476
Other comprehensive income (loss)					(31)			(31)
Dividends declared ($0.54 per common share)				(259)				(259)
Share-based compensation awards			24			(1,054,152)	43	67
Adjustments to redeemable non-controlling interest				(16)				(16)
Balance as of September 27, 2025	765,174,900	$765	$2,010	$13,262	$(1,129)	286,624,506	$(12,841)	$2,067

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In millions)

	13-Week Period Ended
	Sep. 26, 2026	Sep. 27, 2025
Cash flows from operating activities:
Net earnings	$526	$476
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	28	31
Depreciation and amortization	262	233
Operating lease asset amortization	41	37
Amortization of debt issuance and other debt-related costs	94	4
Deferred income taxes	21	(5)
Provision for losses on receivables	24	30
Gain on deal contingent rate lock transactions	(234)	—
Other non-cash items	(23)	8
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
Increase in receivables	(280)	(349)
Increase in inventories	(115)	(335)
Increase in prepaid expenses and other current assets	(86)	(42)
Increase in accounts payable	70	82
Decrease in accrued expenses	(132)	(83)
Decrease in operating lease liabilities	(56)	(49)
Increase in accrued income taxes	141	66
Decrease (increase) in other assets	2	(11)
Decrease in other long-term liabilities	(5)	(7)
Net cash provided by operating activities	278	86
Cash flows from investing activities:
Additions to plant and equipment	(97)	(160)
Proceeds from sales of plant and equipment	49	24
Purchase of marketable securities	(135)	—
Proceeds from sales of marketable securities	10	7
Other investing activities	—	22
Net cash used for investing activities	(173)	(107)
Cash flows from financing activities:
Bank and commercial paper borrowings, net	379	76
Other debt borrowings including senior notes	1,067	2
Other debt repayments including senior notes	(1,045)	(42)
Debt issuance costs	(47)	(3)
Proceeds from termination of interest rate swap agreements	70	—
Proceeds from stock option exercises	37	43
Proceeds from common stock issuances	1,000	—
Stock issuance costs	(33)	—
Dividends paid	(264)	(259)
Other financing activities	(14)	(12)
Net cash provided by (used for) financing activities	1,150	(195)
Effect of exchange rates on cash, cash equivalents and restricted cash	(3)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,252	(222)
Cash, cash equivalents and restricted cash at beginning of period	2,117	1,349
Cash, cash equivalents and restricted cash at end of period	$3,369	$1,127
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$200	$178
Income taxes, net of refunds	39	31

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2026 (our “fiscal 2026 Form 10-K”). Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

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

Our outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Sep. 26, 2026	Jun. 27, 2026
	(In millions)
Financed payment obligations	$79	$83

Accounts Receivable, Less Allowances

We utilize arrangements to sell portions of our trade accounts receivable to third-party financial institutions on a non-recourse basis in exchange for cash. The arrangements meet the requirements for the receivables transferred to be accounted for as sales and are accounted for as a reduction in trade receivables. Proceeds from the sales are reported net of negotiated discount and are recorded as a reduction to accounts receivable outstanding in the company’s consolidated balance sheets and as cash flows from operating activities in the company’s consolidated statements of cash flows. Accounts receivable sold under these arrangements were $1.6 billion and $1.4 billion for the first 13 weeks of fiscal 2027 and 2026, respectively.

In certain instances, Sysco has continuing involvement subsequent to the transfer, limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. The outstanding aggregate principal amount of receivables that has been derecognized and remain outstanding was $258 million and $222 million on September 26, 2026 and June 27, 2026, respectively. We continue to service the receivables post-transfer on a non-recourse basis with no participating interest.

Supplemental Cash Flow Information

The following table sets forth our reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows:

	Sep. 26, 2026	Sep. 27, 2025
	(In millions)
Cash and cash equivalents	$3,171	$844
Restricted cash (1)	198	283
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$3,369	$1,127

(1)
Restricted cash primarily represents cash and cash equivalents of Sysco’s wholly owned captive insurance subsidiary, restricted for use to secure the insurer’s obligations for workers’ compensation, general liability and auto liability programs. Restricted cash is located within other assets in each consolidated balance sheet.

The following table sets forth our non-cash investing and financing activities:

	Sep. 26, 2026	Sep. 27, 2025
	(In millions)
Non-cash investing and financing activities:
Plant and equipment acquired through financing programs	$24	$26
Assets obtained in exchange for finance lease obligations	17	11

2. NEW ACCOUNTING STANDARDS

Recent Accounting Guidance Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses included within commonly presented income statement captions. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 (our fiscal 2028), and interim reporting periods for our fiscal years beginning after December 15, 2027 (our first quarter of fiscal 2029). Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the effect of adopting ASU 2024-03 on our disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which amends certain aspects of the accounting and disclosure of software costs under ASU 350-40. This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 (our fiscal 2029), and interim reporting periods within those annual reporting periods (our first quarter of fiscal 2029). Early adoption is permitted. The standard updates may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the effect of adopting ASU 2025-06 on our consolidated financial statements and disclosures.

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU enhances the recognition, measurement, presentation, and disclosure requirements of environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027 (our fiscal 2029), and interim reporting periods within those annual reporting periods (our first quarter of fiscal 2029). Early adoption is permitted. The standard updates should be applied on a retrospective basis. We are currently evaluating the effect of adopting ASU 2026-02 on our consolidated financial statements and disclosures.

3. REVENUE

We recognize revenues when our performance obligations are satisfied in an amount that reflects the consideration Sysco expects to be entitled to receive in exchange for those goods and services. Customer receivables, which are included in accounts receivable, less allowances in the consolidated balance sheet, were $5.8 billion and $5.5 billion as of September 26, 2026 and June 27, 2026, respectively.

The following tables present our sales disaggregated by reportable segment and sales mix for the company’s principal product categories for the periods presented:

	13-Week Period Ended Sep. 26, 2026
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$3,066	$678	$651	$—	$4,395
Canned and dry products	2,924	774	271	—	3,969
Frozen fruits, vegetables, bakery and other	2,135	800	337	—	3,272
Dairy products	1,504	459	131	—	2,094
Poultry	1,352	324	275	—	1,951
Fresh produce	1,352	283	78	—	1,713
Paper and disposables	1,125	153	204	12	1,494
Beverage products	450	231	129	20	830
Seafood	631	139	46	—	816
Equipment and smallwares	285	61	6	133	485
Other (1)	318	266	24	117	725
Total Sales	$15,142	$4,168	$2,152	$282	$21,744

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

	13-Week Period Ended Sep. 27, 2025
	US Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Principal Product Categories
Fresh and frozen meats	$2,935	$624	$607	$—	$4,166
Canned and dry products	2,732	754	260	—	3,746
Frozen fruits, vegetables, bakery and other	2,070	741	326	—	3,137
Dairy products	1,584	462	143	—	2,189
Poultry	1,500	307	287	—	2,094
Fresh produce	1,314	288	75	—	1,677
Paper and disposables	1,065	141	203	12	1,421
Beverage products	418	211	157	21	807
Seafood	588	132	43	—	763
Equipment and smallwares	275	52	6	124	457
Other (1)	299	254	22	116	691
Total Sales	$14,780	$3,966	$2,129	$273	$21,148

(1)	Other sales relate to certain non-food products, including textiles and amenities for our hotel supply business, other janitorial products, and medical supplies.

4.  ACQUISITIONS

On March 30, 2026, Sysco Corporation entered into an agreement and plan of merger (as amended, modified, or supplemented, the “Merger Agreement”) pursuant to which Sysco Corporation will acquire JRD Unico Inc. and Warehouse Realty, LLC (collectively, “Jetro Restaurant Depot” or “JRD”) through a series of transactions (the merger and the other transactions contemplated by the Merger Agreement, “JRD Acquisition Transactions”). JRD is a leading U.S. wholesale cash-and-carry foodservice provider serving smaller, independent restaurants and businesses with a broad assortment of fresh and low-priced products.

Sysco has agreed to pay approximately $29.1 billion to JRD equity holders, comprised of $21.6 billion in cash, subject to customary adjustments, and 91.5 million shares of Sysco Holdings Corporation (“Sysco Holdings”) common stock. Following the closing of the JRD Acquisition Transactions, former holders of Sysco common stock and former equity holders of JRD will own shares of Sysco Holdings common stock, which are expected to be listed for trading on the NYSE. JRD’s equity holders are expected to hold approximately 16% and our stockholders are expected to hold approximately 84% of the outstanding shares of Sysco Holdings common stock in the aggregate. Refer to Note 8, “Debt” for discussion on how Sysco is financing the acquisition of JRD and Note 7, “Derivative Financial Instruments” for details on how Sysco is hedging the interest rate risk associated with its financing arrangements. Refer to Note 15, “Subsequent Events” for discussion of JRD financing and hedging transactions that took place subsequent to September 26, 2026.

The JRD Acquisition Transactions are expected to close by the third quarter of Sysco’s fiscal 2027, subject to the satisfaction of customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Act. If the Merger Agreement is terminated due to a failure to obtain required regulatory clearances or because the mergers are not consummated by the termination date set forth in the Merger Agreement, Sysco has agreed to pay the JRD’s holder representative a termination fee of $1.164 billion.

5.  FAIR VALUE MEASUREMENTS

Sysco’s policy is to invest only in high-quality investments. The fair values of our cash deposits and money market funds included in cash equivalents are valued using inputs that are considered a Level 1 measurement. Other cash equivalents, such as time deposits and highly liquid instruments with original maturities of three months or less, are valued using inputs that are considered a Level 2 measurement. The fair value of our marketable securities is measured using inputs that are considered a Level 2 measurement, as they rely on quoted prices in markets that are not actively traded or observable inputs over the full term of the asset. The location and the fair value of the company’s marketable securities in the consolidated balance sheet are disclosed in Note 6, “Marketable Securities.” The fair value of our derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. The location and the fair values of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 7, “Derivative Financial Instruments.” The deal-contingent interest rate lock unwind proceeds were calculated as the difference between contractual strike rates and forward market interest rates on the termination date. The deal-contingent interest rate lock unwind proceeds of $241 million were placed in escrow and the present value is probability weighted for the likelihood of closure of the JRD Acquisition Transactions as of the valuation date to arrive at a fair value estimate as of September 26, 2026. The lowest level of inputs used that were significant in determining the fair value were considered Level 3 inputs. See Note 7, “Derivative Financial Instruments,” for more information on our deal-contingent rate lock transactions.

The following tables present our assets measured at fair value on a recurring basis as of September 26, 2026 and June 27, 2026:

	Assets Measured at Fair Value as of Sep. 26, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents	$2,481	$—	$—	$2,481
Restricted cash	198	—	—	198
Total assets at fair value	$2,679	$—	$—	$2,679

	Assets Measured at Fair Value as of Jun. 27, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash equivalents	$1,125	$—	$—	$1,125
Restricted cash	331	—	—	331
Total assets at fair value	$1,456	$—	$—	$1,456

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of our total debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for new debt with the same maturities as existing debt and is considered a Level 2 measurement. The fair value of total debt was approximately $12.9 billion as of September 26, 2026 and $13.0 billion as of June 27, 2026, while the carrying value was $13.8 billion as of September 26, 2026 and $13.5 billion as of June 27, 2026.

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

Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in accumulated other comprehensive loss. There were no significant credit losses recognized in the first 13 weeks of fiscal 2027.

The following table presents our available-for-sale marketable securities as of September 26, 2026 and June 27, 2026:

	Sep. 26, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$111	$—	$(2)	$109	$10	$99
Government bonds	151	—	(4)	147	—	147
Total marketable securities	$262	$—	$(6)	$256	$10	$246

	Jun. 27, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Fixed income securities:
Corporate bonds	$76	$—	$—	$76	$16	$60
Government bonds	62	—	(1)	61	2	59
Total marketable securities	$138	$—	$(1)	$137	$18	$119

As of September 26, 2026, the balance of available-for-sale securities by contractual maturity is shown in the following table. Within the table, maturities of fixed income securities have been allocated based upon timing of estimated cash flows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Sep. 26, 2026
(In millions)
Due in one year or less	$10
Due after one year through five years	124
Due after five years	122
Total	$256

There were no significant realized gains or losses in marketable securities in the first 13 weeks of fiscal 2027.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Sysco uses derivative financial instruments to enact hedging strategies for risk mitigation purposes; however, we do not use derivative financial instruments for trading or speculative purposes. Hedging strategies are used to manage interest rate risk, foreign currency risk and fuel price risk.

Hedging of interest rate risk

We manage our debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. The Company’s portfolio includes receive-fixed, pay-floating swap agreements to trade the fixed interest rate on certain senior note issuances with variable rates. The interest rate swaps are designated as fair value hedges and gains or losses on the hedges impact interest expense within the consolidated statements of income. Additionally, the Company periodically executes forward starting swap agreements to hedge the risk of changes in cash flows attributable to changes in interest rates, which are designated as cash flow hedges with gains and losses on the hedge initially recognized in accumulated other comprehensive income (loss). The company considers economic mismatches between the swaps and hedged transactions on a periodic basis, and if the hedging instrument is not highly effective at achieving offsetting cash flows attributed to changes in interest rate risks, the hedging relationship will be discontinued.

In the first quarter of fiscal 2027, we cash settled forward starting swap agreements related to $1 billion of the 5-year and $1 billion of the 10-year fixed rate debt issuances that priced in the first quarter of fiscal 2027. Refer to Note 15, “Subsequent Events” for information related to the debt issuances. The swaps hedged the risk of changes in cash flows attributable to changes in the designated benchmark interest rate and were designated as cash flow hedges prior to settlement. The gain on cash settlement is recognized in accumulated other comprehensive income (loss), net of deferred tax and will be reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings.

Hedging of foreign currency risk

Sysco has cross-currency swaps that hedge the foreign currency exposure of our net investment in certain foreign operations. These cross-currency swaps are designated as net investment hedges with gains and losses recognized within accumulated other comprehensive income (loss), net, including changes in fair value attributed to the spot-forward rate differential which are excluded from the assessment of hedge effectiveness. The initial value of the excluded component is recognized in earnings over the life of the hedging instrument. Additionally, the Company periodically designates foreign-denominated debt as a net investment hedge to mitigate foreign currency exposure in certain foreign operations. In the first quarter of fiscal 2027, we designated CAD $1.5 billion (approximately USD $1.1 billion) of newly issued senior notes as a net investment hedge to mitigate foreign currency exposure of our Canadian operations.

Sysco routinely manages foreign currency risk with spot and forward-rate cross-currency swaps on foreign-denominated balances. Where applicable, the swaps are designated as fair value hedges and for swaps hedging the change in foreign currency spot rates, we have elected to exclude the changes in fair value of the forward points from the assessments of hedge effectiveness. Gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the value of the excluded components which is recognized in earnings over the life of the hedging instrument. Unrealized gains or losses on components excluded from hedge effectiveness are recorded within accumulated other comprehensive income (loss) and recognized into earnings over the life of the hedged instrument.

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

Derivatives not designated as hedging instruments

The deal-contingent interest rate lock transactions executed in fiscal 2026 were terminated in the first quarter of fiscal 2027, specifically, on pricing date of the related notes. The deal-contingent unwind proceeds of $241 million were placed in escrow and the present value is probability weighted for the likelihood of closure of the JRD Acquisition Transactions as of the valuation date to arrive at a fair value estimate as of September 26, 2026. We did not apply hedge accounting, therefore changes in fair value have been recognized in other income and expense within our statement of consolidated results of operations.

None of our hedging instruments contain credit-risk-related contingent features. Details of outstanding hedging instruments as of September 26, 2026 are presented below:

Maturity Date of the Hedging Instrument	Currency / Unit of Measure	Notional Value
		(In millions)
Hedging of interest rate risk
June 2031	U.S. Dollar	600
January 2034	U.S. Dollar	500
March 2035	U.S. Dollar	550
March 2036	U.S. Dollar	650

Hedging of foreign currency risk
January 2029	Euro	470
September 2030	Canadian Dollar	998
October 2030	Canadian Dollar	750
June 2031	Canadian Dollar	814
October 2034	Canadian Dollar	750

Hedging of fuel risk
Various (September 2026 to September 2028)	Gallons	87

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheets as of September 26, 2026 and June 27, 2026 are as follows:

		Derivative Fair Value
	Balance Sheet location	Sep. 26, 2026	Jun. 27, 2026
		(In millions)
Fair Value Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$—	$1
Interest rate swaps	Other assets	—	11
Interest rate swaps	Accrued expenses	8	2
Interest rate swaps	Other long-term liabilities	117	20
Cross currency swaps	Prepaid expenses and other current assets	—	18

Cash Flow Hedges:
Fuel swaps	Prepaid expenses and other current assets	$84	$32
Fuel swaps	Other assets	18	10
Fuel swaps	Accrued expenses	—	1
Fuel swaps	Other long-term liabilities	1	1
Interest rate swaps	Other long-term liabilities	—	7

Net Investment Hedges:
Cross currency swaps	Prepaid expenses and other current assets	$24	$17
Cross currency swaps	Other assets	58	74
Cross currency swaps	Accrued expenses	3	2
Cross currency swaps	Other long-term liabilities	99	97

Derivatives not designated as hedges:
Deal-contingent interest rate locks	Other assets	$181	$2
Deal-contingent interest rate locks	Other long-term liabilities	—	56

Gains or losses recognized in the consolidated results of operations for cash flow hedging relationships are not significant for each of the periods presented. The location and amount of gains or losses recognized in the consolidated results of operations for fair value hedging relationships for each of the periods presented on a pretax basis are as follows:

	13-Week Period Ended
	Sep. 26, 2026	Sep. 27, 2025
	(In millions)
Total amounts of (income) and expense line items presented in the consolidated results of operations in which the effects of fair value hedges are recorded	$30	$200
Gain or (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	$85	$(19)
Derivatives designated as hedging instruments	(113)	3
Cross currency swaps and foreign currency forwards:
Hedged items	$2	$—
Derivatives designated as hedging instruments	(2)	—
Gain or (loss) on non-designated derivatives:
Deal-contingent interest rate locks	$234	$—

The gains and losses on the fair value hedging relationships associated with the hedged items as disclosed in the table above consist of the following components for each of the periods presented:

	13-Week Period Ended
	Sep. 26, 2026	Sep. 27, 2025
	(In millions)
Interest expense	$(29)	$(15)
(Increase) decrease in fair value of debt	114	(4)
Foreign currency gain (loss)	2	—
Hedged items	$87	$(19)

The location and effect of cash flow, net investment, and excluded components of fair value hedges on the consolidated statements of comprehensive income for the 13-week periods ended September 26, 2026 and September 27, 2025, presented on a pretax basis, are as follows:

	13-Week Period Ended Sep. 26, 2026
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$61	Operating expense	$(24)
Pre-Issuance Interest Rate Swaps	77	Interest expense	—
Total	$138		$(24)

Derivatives in net investment hedging relationships:
Cross currency contracts	$(11)	N/A	$—

Derivatives in fair value hedging relationships:
Change in excluded component of fair value hedge	$(2)	Other expense (income)	$—

	13-Week Period Ended Sep. 27, 2025
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(In millions)		(In millions)
Derivatives in cash flow hedging relationships:
Fuel swaps	$13	Operating expense	$1

Derivatives in net investment hedging relationships:
Cross currency contracts	$18	N/A	$—

The location and carrying amount of hedged liabilities in the consolidated balance sheet as of September 26, 2026 are as follows:

	Sep. 26, 2026
	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities)
	(In millions)
Balance sheet location:
Long-term debt	$(2,153)	$125

The carrying amount of hedged liabilities in the consolidated balance sheet as of June 27, 2026 was $2.3 billion.

8. DEBT

The aggregate commitments of the lenders under Sysco’s long-term revolving credit facility are $3.0 billion, and such commitments will increase to $4.0 billion after the JRD Acquisition Transactions are complete. The revolving credit agreement has an option to increase such commitments to $5.0 billion. The facility includes a covenant requiring Sysco to maintain a ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 over four consecutive fiscal quarters. The revolving credit facility expires on April 16, 2031. As of September 26, 2026, there were no borrowings outstanding under this facility.

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $3.0 billion. Any outstanding amounts are classified within long-term debt, as the program is supported by the long-term revolving credit facility noted above. As of September 26, 2026, there were no commercial paper issuances outstanding under this program in the U.S. and €329 million (the equivalent of $375 million) in commercial paper issuances outstanding in Europe.

Sysco expects to finance the cash portion of the purchase price of the acquisition partially with debt. In the fourth quarter of fiscal 2026, Sysco Corporation executed a commitment letter for a $22 billion senior unsecured 364-day bridge loan facility that, to the extent necessary, will be used to fund the cash portion of the purchase price and pay related fees and expenses. In the fourth quarter of fiscal 2026, Sysco Corporation entered into a $3 billion senior unsecured delayed draw term loan facility, comprised of a $1.25 billion 364-day tranche and a $1.75 billion 2-year tranche, reducing the bridge loan facility commitments from $22 billion to $19 billion. Sysco Corporation later amended the term loan facility on September 4, 2026, to establish an additional $750 million senior unsecured delayed draw term loan facility, consisting of a $375 million six-year delayed draw term loan tranche and a $375 million eight-year delayed draw term loan tranche. Fees paid upfront for the bridge facility as of September 26, 2026 total $126 million and will be amortized to interest expense within our statement of consolidated results of operations over the expected life of the bridge facility unless it is terminated at an earlier date. This bridge added approximately $30 million of interest expense in fiscal 2026 and is expected to add approximately $96 million of interest expense in fiscal 2027. Following the completion of the debt issuances described in Note 15, “Subsequent Events,” the bridge facility commitments under the commitment letter were terminated on October 8, 2026.

On September 25, 2026, Sysco Corporation and Sysco Holdings (collectively, the “Issuers”), co-issued CAD denominated senior notes in an aggregate principal amount of C$1.5 billion (approximately USD $1.1 billion) (the “CAD Senior Notes”). The CAD Senior Notes were issued pursuant to the Base Indenture dated as of September 25, 2026 (the “Base Indenture”), by and between the issuers, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented and amended by the First Supplemental Indenture thereto, dated as of September 25, 2026, by and among the issuers, the guarantors named therein and the Trustee (the “First Supplemental Indenture”, and together with the Base Indenture, the “CAD Senior Indenture”).

The details of the CAD Senior Notes are as follows:

Maturity Date	Par Value (CAD millions)	Coupon Rate	Pricing (percentage of par)
October 3, 2030	C$750	4.25%	99.838%
October 3, 2034	750	4.80	99.979

The CAD Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Sysco Corporation’s direct and indirect wholly owned domestic subsidiaries that guarantee Sysco Corporation’s existing senior notes. Interest on the 2030 notes and the 2034 notes will be paid semi-annually in arrears on April 3 and October 3 of each year, beginning on April 3, 2027. The 2030 notes will mature on October 3, 2030, and the 2034 notes will mature on October 3, 2034.

At the issuers’ option, any or all of the notes may be redeemed, in whole or in part, at any time prior to maturity. If the issuers elect to redeem (i) the 2030 notes before the date that is one month prior to the maturity date, or (ii) the 2034 notes before the date that is two months prior to the maturity date, the issuers will pay a redemption price equal to (1) 100% of the principal amount of the notes of the applicable series to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption and (2) a “make-whole” amount calculated by reference to the sum of the present values of the remaining scheduled payments of principal and interest on the notes of the applicable series to be redeemed discounted to the date of redemption. If (i) the consummation of the JRD Acquisition Transactions does not occur on or prior to (a) March 30, 2028 or (b) any later date as the parties to the Merger Agreement may agree, (ii) Sysco Corporation notifies the trustee in writing that the Merger Agreement has terminated in accordance with its terms prior to the consummation of the JRD Acquisition Transactions, or (iii) Sysco Corporation notifies the trustee in writing and publicly announces that Sysco Corporation will not pursue the consummation of the JRD Acquisition Transactions (as described in the CAD Senior Indenture), the issuers will be required to redeem the notes at a special mandatory redemption price equal to 101% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of the special mandatory redemption. The issuers may redeem all, but not part, of any series of notes upon the occurrence of certain tax events (as described in the CAD Senior Indenture) at the redemption price of 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

The total carrying value of our debt was $13.8 billion as of September 26, 2026 and $13.5 billion as of June 27, 2026. The increase in the carrying value of our debt during the 13-week period ended September 26, 2026 was due to the issuance of new senior notes and new commercial paper issuances, partially offset by a senior note that Sysco Corporation repaid in July 2026.

Information regarding the guarantors of our registered debt securities is contained in the section captioned Guarantor Summarized Financial Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 26, 2026	Sep. 27, 2025
	(In millions, except for share and per share data)
Numerator:
Net earnings	$526	$476
Denominator:
Weighted-average basic shares outstanding	481,341,826	478,761,180
Dilutive effect of share-based awards	1,603,415	1,604,486
Weighted-average diluted shares outstanding	482,945,241	480,365,666
Basic earnings per share	$1.09	$0.99
Diluted earnings per share	$1.09	$0.99

The number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,389,000 and 1,718,000 for the first 13 weeks of fiscal 2027 and 2026, respectively.

Common Stock

On September 16, 2026, we issued 12,345,679 shares of our common stock in an underwritten public offering at an offering price of $81.00 per share. The common stock has a $1.00 per share par value. As a result of this transaction, we received cash proceeds of approximately $967 million, net of underwriting fees and other issuance costs. We granted the underwriters of the offering a 30-day option to purchase up to $150 million of additional shares of common stock, solely to cover overallotments, if any, at the same price per share; however, the option was not exercised and no additional shares were issued. We intend to use the proceeds of the offering to finance a portion of the JRD Acquisition Transactions.

10.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to certain hedging arrangements, amounts related to pension and other postretirement plans and changes in marketable securities. Comprehensive income was $634 million and $445 million for the first quarter of fiscal 2027 and fiscal 2026, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 26, 2026
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$9	$—	$9
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in excluded component of fair value hedge	Other expense (income), net	(2)	—	(2)
Change in cash flow hedges	Operating expenses, Interest expense	138	34	104
Change in net investment hedges	N/A	(11)	(3)	(8)
Total other comprehensive income before reclassification adjustments		125	31	94
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	1	—	1
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss) and other adjustments arising in the current year	Other expense, net	4	1	3
Total other comprehensive income before reclassification adjustments		4	1	3
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities	Other expense (income), net	(5)	(1)	(4)
Total other comprehensive income (loss)		$141	$33	$108

		13-Week Period Ended Sep. 27, 2025
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In millions)
Foreign currency translation:
Foreign currency translation adjustment	N/A	$(65)	$—	$(65)
Hedging instruments:
Other comprehensive income (loss) before reclassification adjustments:
Change in cash flow hedges	Operating expenses	13	3	10
Change in net investment hedges	N/A	18	5	13
Total other comprehensive income before reclassification adjustments		31	8	23
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	1	—	1
Pension and other postretirement benefit plans:
Other comprehensive income before reclassification adjustments:
Net actuarial gain (loss) and other adjustments arising in the current year	Other expense, net	5	1	4
Total other comprehensive income before reclassification adjustments		5	1	4
Reclassification adjustments:
Amortization of actuarial loss, net	Other expense (income), net	7	2	5
Total reclassification adjustments		7	2	5
Marketable securities:
Change in marketable securities	Other expense (income), net	1	—	1
Total other comprehensive income (loss)		$(20)	$11	$(31)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 26, 2026
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 27, 2026	$(244)	$25	$(795)	$—	$(1,014)
Equity adjustment from foreign currency translation	9	—	—	—	9
Amortization of cash flow hedges	—	1	—	—	1
Change in net investment hedges	—	(8)	—	—	(8)
Change in cash flow hedges	—	104	—	—	104
Change in excluded component of fair value hedge	—	(2)	—	—	(2)
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Net actuarial gain and other adjustments arising in the current year	—	—	3	—	3
Change in marketable securities	—	—	—	(4)	(4)
Balance as of Sep. 26, 2026	$(235)	$120	$(787)	$(4)	$(906)

	13-Week Period Ended Sep. 27, 2025
	Foreign Currency Translation	Hedging, net of tax	Pension and Other Postretirement Benefit Plans, net of tax	Marketable Securities, net of tax	Total
	(In millions)
Balance as of Jun. 28, 2025	$(120)	$(59)	$(918)	$(1)	$(1,098)
Equity adjustment from foreign currency translation	(65)	—	—	—	(65)
Amortization of cash flow hedges	—	1	—	—	1
Change in net investment hedges	—	13	—	—	13
Change in cash flow hedges	—	10	—	—	10
Amortization of unrecognized net actuarial losses	—	—	5	—	5
Net actuarial gain and other adjustments arising in the current year	—	—	4	—	4
Change in marketable securities	—	—	—	1	1
Balance as of Sep. 27, 2025	$(185)	$(35)	$(909)	$—	$(1,129)

11.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees under several share-based payment arrangements, including various long-term employee stock incentive plans and the 2025 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plans

In the first 13 weeks of fiscal 2027, employees were granted 559,076 performance share units (PSUs). Based on the jurisdiction in which the employee resides, some of these PSUs were granted with forfeitable dividend equivalents. The fair value of each PSU award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For PSUs granted without dividend equivalents, the fair value is reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per PSU granted during the first 13 weeks of fiscal 2027 was $86.98. The PSUs will convert into shares of Sysco’s common stock at the end of the three-year performance period, as defined in each respective agreement, based on actual performance targets achieved. Certain awards also contain targets for the market-based return of Sysco’s common stock relative to that of each company within the S&P 500 index.

In the first 13 weeks of fiscal 2027, employees were granted 1,200,668 restricted stock units. The weighted average grant-date fair value per restricted stock unit granted during the first 13 weeks of fiscal 2027 was $78.16.

Employee Stock Purchase Plan

Plan participants purchased 341,052 shares of common stock under the ESPP during the first 13 weeks of fiscal 2027. The weighted average fair value per employee stock purchase right issued pursuant to the ESPP was $11.69 during the first 13 weeks of fiscal 2027. The fair value of each stock purchase right is estimated as the difference between the stock price at the date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $28 million and $31 million for the first 13 weeks of fiscal 2027 and fiscal 2026, respectively.

As of September 26, 2026, there was a total of $237 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.18 years.

12.  INCOME TAXES

Effective Tax Rate

The effective tax rate for the first quarter of fiscal 2027 was 23.4%. This rate is higher than the company’s 21.0% statutory tax rate primarily due to the impact of state income taxes, partially offset by a foreign income tax benefit and equity-based compensation excess tax benefits.

The effective tax rate for the first quarter of fiscal 2026 was 20.6%. This rate is lower than the company’s 21.0% statutory tax rate primarily as a result of a foreign income tax benefit, equity-based compensation excess tax benefits, and foreign exchange losses, partially offset by state income taxes.

Uncertain Tax Positions

As of September 26, 2026, the gross amount of unrecognized tax benefit and related accrued interest was $70 million and $22 million, respectively. It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions of the company will increase or decrease in the next 12 months. At this time, an estimate of the range of the reasonably possible change cannot be made.

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

Other

The Inflation Reduction Act includes provisions that allow for the transfer of certain federal clean energy tax credits (Transferable Tax Credits). In June 2026, we entered into a contract to purchase approximately $241 million of Transferable Tax Credits in fiscal 2027, which will be applied against our fiscal 2027 federal income taxes. In October 2026, we purchased $182 million of these credits.

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

	13-Week Period Ended September 26, 2026
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$15,142	$4,168	$2,152	$282	$21,744
Less:
Cost of sales	12,229	3,281	1,985	207	17,702
Operations expense	1,276	501	135	37	1,949
Selling, general & administrative expense	743	304	11	29	1,087
Total segment operating income	894	82	21	9	1,006
Global Support Center					(289)
Total operating income					717
Interest expense					261
Other expense (income), net					(231)
Earnings before income taxes					$687

	13-Week Period Ended September 27, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Total
	(In millions)
Sales	$14,780	$3,966	$2,129	$273	$21,148
Less:
Cost of sales	11,957	3,140	1,959	205	17,261
Operations expense	1,201	446	129	34	1,810
Selling, general & administrative expense	742	266	16	30	1,054
Total segment operating income	880	114	25	4	1,023
Global Support Center					(223)
Total operating income					800
Interest expense					172
Other expense (income), net					28
Earnings before income taxes					$600

	13-Week Period Ended	13-Week Period Ended
	Sep. 26, 2026	Sep. 27, 2025
Depreciation and amortization:	(In millions)
U.S. Foodservice Operations	$140	$139
International Foodservice Operations	89	62
SYGMA	7	8
Other	1	2
Total segments	237	211
Global Support Center	25	22
Total	$262	$233

	13-Week Period Ended	13-Week Period Ended
	Sep. 26, 2026	Sep. 27, 2025
Capital Expenditures:	(In millions)
U.S. Foodservice Operations	$31	$28
International Foodservice Operations	17	61
SYGMA	2	1
Other	7	6
Total segments	57	96
Global Support Center	40	64
Total	$97	$160

	Sep. 26, 2026	Jun. 27, 2026
Assets:	(In millions)
U.S. Foodservice Operations	$14,096	$13,785
International Foodservice Operations	8,475	8,404
SYGMA	927	932
Other	518	507
Total segments	24,016	23,628
Global Support Center	6,432	4,769
Total	$30,448	$28,397

15. SUBSEQUENT EVENTS

In October 2026, we completed the remaining financing for the cash component of the JRD Acquisition Transactions.

USD Senior Notes Issuance

On October 6, 2026, Sysco Corporation and Sysco Holdings co-issued USD-denominated senior notes in an aggregate principal amount of $10.75 billion (the “USD Senior Notes”). The USD Senior Notes were issued pursuant to the Base Indenture, as supplemented and amended by the Second Supplemental Indenture thereto, dated as of October 6, 2026, by and among the issuers, the guarantors named therein and the Trustee (the “USD Senior Supplemental Indenture”, and together with the Base Indenture, the “USD Senior Indenture”).

The details of the USD Senior Notes are as follows:

Maturity Date	Par Value (In millions)	Coupon Rate	Pricing (percentage of par)
October 6, 2029	$1,750	5.450%	99.989%
June 6, 2031	2,000	5.600	99.927
October 6, 2033	1,500	5.800	99.841
June 6, 2036	2,000	5.950	99.654
October 6, 2046	1,000	6.400	99.476
October 6, 2056	1,750	6.500	99.856
October 6, 2066	750	6.600	99.846

The USD Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Sysco Corporation’s direct and indirect wholly owned domestic subsidiaries that guarantee Sysco Corporation’s existing senior notes. Interest on the 2029 notes will be paid semi-annually in arrears on April 6 and October 6, beginning on April 6, 2027. Interest on the 2031 notes will be paid semi-annually in arrears on June 6 and December 6, beginning on December 6, 2026. Interest on the 2033 notes will be paid semi-annually in arrears on April 6 and October 6, beginning on April 6, 2027. Interest on the 2036 notes will be paid semi-annually in arrears on June 6 and December 6, beginning on December 6, 2026. Interest on the 2046 notes will be paid semi-annually in arrears on April 6 and October 6, beginning on April 6, 2027. Interest on the 2056 notes will be paid semi-annually in arrears on April 6 and October 6, beginning on April 6, 2027. Interest on the 2066 notes will be paid semi-annually in arrears on April 6 and October 6, beginning on April 6, 2027. The 2029 notes will mature on October 6, 2029. The 2031 notes will mature on June 6, 2031. The 2033 notes will mature on October 6, 2033. The 2036 notes will mature on June 6, 2036. The 2046 notes will mature on October 6, 2046. The 2056 notes will mature on October 6, 2056. The 2066 notes will mature on October 6, 2066.

At the issuers’ option, any or all of the notes may be redeemed, in whole or in part, at any time prior to maturity. If the issuers elect to redeem (i) the 2029 notes before the date that is one month prior to the maturity date, (ii) the 2031 notes before the date that is one month prior to the maturity date, (iii) the 2033 notes before the date that is two months prior to the maturity date, (iv) the 2036 notes before the date that is three months prior to the maturity date, (v) the 2046 notes before the date that is six months prior to the maturity date, (vi) the 2056 notes before the date that is six months prior to the maturity date, or (vii) the 2066 notes before the date that is six months prior to the maturity date, the issuers will pay a redemption price equal to (1) 100% of the principal amount of the notes of the applicable series to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption and (2) a “make-whole” amount calculated by reference to the sum of the present values of the remaining scheduled payments of principal and interest on the notes of the applicable series to be redeemed discounted to the date of redemption. If (i) the consummation of the JRD Acquisition Transactions does not occur on or prior to (a) March 30, 2028 or (b) any later date as the parties to the Merger Agreement may agree, (ii) Sysco Corporation notifies the trustee in writing that the Merger Agreement has terminated in accordance with its terms prior to the consummation of the JRD Acquisition Transactions, or (iii) Sysco Corporation notifies the trustee in writing and publicly announces that Sysco Corporation will not pursue the consummation of the JRD Acquisition Transactions (as described in the USD Senior Indenture), the issuers will be required to redeem the notes (other than the 2036 notes) at a special mandatory redemption price equal to 101% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of the special mandatory redemption (the “Special Mandatory Redemption”). The 2036 notes will not be subject to the Special Mandatory Redemption and will remain outstanding if the JRD Acquisition Transactions are not consummated.

USD Junior Subordinated Notes Issuance

On October 6, 2026, Sysco Corporation and Sysco Holdings co-issued USD-denominated junior subordinated notes in an aggregate principal amount of $3.9 billion. The junior notes were issued pursuant to the Base Indenture dated as of October 6, 2026 (the “Junior Subordinated Base Indenture”), by and among the Issuers, the guarantors named therein and the Trustee, as supplemented and amended by the Second Supplemental Indenture thereto, dated as of October 6, 2026, by and among the Issuers, the guarantors named therein and the Trustee (the “USD Junior Supplemental Indenture”, and together with the Junior Subordinated Base Indenture, the “USD Junior Subordinated Indenture”).

The details of the junior subordinated notes are as follows:

Series	Maturity Date	Par Value (In millions)	Coupon Rate	Pricing (percentage of par)
Series A Notes	October 6, 2056	$1,500	7.100%	100.000%
Series B Notes	October 6, 2056	1,000	7.250	100.000
Series C Notes	October 6, 2056	1,400	7.350	100.000

The junior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, subordinate and junior basis, by Sysco Corporation’s direct and indirect wholly owned domestic subsidiaries that guarantee Sysco Corporation’s existing senior notes. Interest on the Series A Notes will be paid semi-annually in arrears on January 6 and July 6, beginning on January 6, 2027. Interest on the Series B Notes will be paid semi-annually in arrears on April 6 and October 6, beginning on April 6, 2027. Interest on the Series C Notes will be paid semi-annually in arrears on April 6 and October 6, beginning on April 6, 2027. The junior subordinated notes will mature on October 6, 2056.

At the issuers’ option, any or all of the junior subordinated notes may be redeemed, in whole or in part, at any time prior to maturity. If the issuers elect to redeem (i) the Series A Notes on October 8, 2031, (ii) the Series B Notes on July 8, 2033, or (iii) the Series C Notes on July 8, 2036, the issuers will pay a redemption price equal to (1) 100% of the principal amounts of the notes of the applicable series to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption and (2) a “make-whole” amount calculated by reference to the sum of the present values of the remaining scheduled payments of principal and interest on the notes of the applicable series to be redeemed discounted to the date of redemption. If (i) the consummation of the JRD Acquisition Transactions does not occur on or prior to (a) March 30, 2028 or (b) any later date as the parties to the Merger Agreement may agree, (ii) Sysco Corporation notifies the trustee in writing that the Merger Agreement has terminated in accordance with its terms prior to the consummation of the JRD Acquisition Transactions, or (iii) Sysco Corporation notifies the trustee in writing and publicly announces that Sysco Corporation will not pursue the consummation of the JRD Acquisition Transactions, the issuers will be required to redeem the notes at a special mandatory redemption price equal to 101% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of the special mandatory redemption. The issuers may redeem all, but not part, of any series of junior subordinated notes upon the occurrence of certain tax events (as described in the USD Junior Subordinated Indenture) at the redemption price of 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

From and including the applicable first reset date (as described in the USD Junior Subordinated Indenture), and on each fifth anniversary thereof, the interest rate on each series of junior subordinated notes will reset to a rate per annum equal to the Five-year U.S. Treasury Rate (as described in the USD Junior Subordinated Indenture) as of the applicable reset interest determination date plus a spread of 2.280% in the case of the Series A Notes, 2.372% in the case of the Series B Notes and 2.401% in the case of the Series C Notes. In addition, such spread will be increased (i) in the case of the Series A Notes, by a total of 0.250% for each reset period from and including January 6, 2037 to, but excluding January 6, 2052, and by a total of 1.000% for each reset period thereafter, (ii) in the case of the Series B Notes, by a total of 0.250% for each reset period from and including October 6, 2038 to, but excluding October 6, 2053, and by a total of 1.000% for each reset period thereafter and (iii) in the case of the Series C Notes, by a total of 0.250% for each reset period from and including October 6, 2036 and for each reset period thereafter. The interest rate during any reset period will not reset below zero.

Euro Junior Subordinated Notes Issuance

On October 6, 2026, Sysco Corporation and Sysco Holdings, co-issued EUR-denominated junior subordinated notes in an aggregate principal amount of €1.0 billion (approximately USD $1.1 billion) (the “Euro Junior Subordinated Notes”). The Euro Junior Subordinated Notes were issued pursuant to the Junior Subordinated Base Indenture, as supplemented and amended by the First Supplemental Indenture thereto, dated as of October 6, 2026, by and among the issuers, the guarantors named therein and the Trustee (the “Euro Junior Subordinated Supplemental Indenture”, and together with the Junior Subordinated Base Indenture, the “EUR Junior Subordinated Indenture”).

The EUR Junior Subordinated Notes were issued at 100% of par and are fully and unconditionally guaranteed, jointly and severally, on an unsecured, subordinate and junior basis, by Sysco Corporation’s direct and indirect wholly owned domestic subsidiaries that guarantee Sysco Corporation’s existing senior notes. Interest on the notes will be paid annually in arrears on October 6 of each year, beginning on October 6, 2027. The notes will mature on October 6, 2056.

At the issuers’ option, any or all of the EUR-denominated junior subordinated notes may be redeemed, in whole or in part, at any time prior to maturity. If the issuers elect to redeem the EUR-denominated junior subordinated notes on July 8, 2032, the issuers will pay a redemption price equal to (1) 100% of the principal amounts of the notes of the applicable series to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption and (2) a “make-whole” amount calculated by reference to the sum of the present values of the remaining scheduled payments of principal and interest on the notes of the applicable series to be redeemed discounted to the date of redemption. If (i) the consummation of the JRD Acquisition Transactions does not occur on or prior to (a) March 30, 2028 or (b) any later date as the parties to the Merger Agreement may agree, (ii) Sysco Corporation notifies the trustee in writing that the Merger Agreement has terminated in accordance with its terms prior to the consummation of the JRD Acquisition Transactions, or (iii) Sysco Corporation notifies the trustee in writing and publicly announces that Sysco Corporation will not pursue the consummation of the JRD Acquisition Transactions, the issuers will be required to redeem the notes at a special mandatory redemption price equal to 101% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of the special mandatory redemption. The issuers may redeem the EUR-denominated junior subordinated notes, in whole but not in part, at a redemption price equal to: i) 100% of the principal amount, if the redemption date is on or after the first par call date, plus accrued and unpaid interest (including any additional interest) to, but excluding, the redemption date, at any time following the occurrence of a tax deductibility event (as described in the EUR Junior Subordinated Indenture) or (ii) 101% of the principal amount, if the redemption date is prior to the first par call date (as described in the EUR Junior Subordinated Indenture). The issuers may redeem all, but not part, of the EUR-denominated junior subordinated notes upon the occurrence of certain tax events (as described in the EUR Junior Subordinated Indenture) at the redemption price of 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The issuers may redeem all, but not part, of the EUR-denominated junior subordinated notes within 120 days following a rating agency event (as described in the EUR Junior Subordinated Indenture) at the redemption price of (i) 101% of the principal amount, if the redemption date is prior to the first par call date or (ii) 100% of the principal amount, if the redemption date is on or after the first par call date, plus accrued and unpaid interest to, but excluding, the redemption date. The issuers may also redeem the notes, in whole but not in part, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (including any additional interest) to, but excluding, the redemption date, if prior to the redemption date an issuer has repurchased EUR-denominated junior subordinated notes equal to or in excess of 75% of the initial aggregate principal amount of notes issued.

From and including October 6, 2032, and on each fifth anniversary thereof, the interest rate on the EUR-denominated junior subordinated notes will reset to a rate per annum equal to the Five-year Swap Rate as of the applicable reset interest determination date plus an initial margin of 2.554%, which margin will be increased by a total of 0.250% for each reset period from and including October 6, 2037 to, but excluding October 6, 2052 and by a total of 1.000% for each reset period from and including October 6, 2052 and for each reset period thereafter. The interest rate during any reset period will not reset below zero.

To hedge our foreign currency risk on the EUR-denominated junior subordinated notes, we entered into a cross-currency swap for €1.0 billion and designated it as a fair value hedge.

With the completion of our financing for the cash component of the JRD Acquisition Transactions, we terminated our senior unsecured 364-day bridge loan facility on October 8, 2026, the commitments under which had previously been reduced to $19 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 27, 2026, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our fiscal 2026 Form 10-K, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Sysco’s fiscal year ends on the Saturday nearest to June 30th and we will have a 53-week year ending July 3, 2027 for fiscal 2027.

Highlights

Our first quarter of fiscal 2027 results included sales growth of 2.8% as compared to the first quarter of fiscal 2026, driven by increased sales in our U.S. Foodservice Operations, International Foodservice Operations, and SYGMA segments. Our gross profit increased 3.8% compared to the first quarter of fiscal 2026, due to local case volume growth, benefits associated with tariffs, customer fuel surcharges, savings from strategic sourcing efficiencies, and increased Sysco brand penetration. Operating income decreased 10.4% compared to the first quarter of fiscal 2026, due to increased acquisition-related costs and restructuring and transformational project costs. We consider these “Certain Item” expenses (as defined below). Excluding Certain Item expenses, adjusted operating income increased 3.2% as compared to the first quarter of fiscal 2026. Our net earnings for the first quarter of fiscal 2027 increased 10.5% as compared to the first quarter of fiscal 2026, which is primarily due to gains on deal contingent rate lock transactions, partially offset by amortization expense associated with debt issuance costs on a bridge loan facility. These items relate to the financing of the JRD Acquisition Transactions and are considered Certain Items. Excluding Certain Item expenses and income, adjusted net earnings increased by 4.2% as compared to the first quarter of fiscal 2026. See below for a comparison of our fiscal 2027 results to our fiscal 2026 results, both including and excluding Certain Items.

Comparisons of results from the first quarter of fiscal 2027 to the first quarter of fiscal 2026 are presented below:

•Sales:
◦increased 2.8%, or $596 million, to $21.7 billion;
•Operating income:
◦decreased 10.4%, or $83 million, to $717 million;
◦adjusted operating income increased 3.2%, or $29 million, to $927 million;
•Net earnings:
◦increased 10.5%, or $50 million, to $526 million;
◦adjusted net earnings increased 4.2%, or $23 million, to $574 million;
•Basic earnings per share:
◦increased 10.1%, or $0.10, to $1.09 per share;
•Diluted earnings per share:
◦increased 10.1%, or $0.10 to $1.09 per share;
◦adjusted diluted earnings per share increased 3.5%, or $0.04, to $1.19 per share;
•EBITDA:
◦increased 20.4%, or $205 million, to $1.2 billion; and
◦adjusted EBITDA increased 5.4%, or $58 million, to $1.1 billion.

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove: (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Fiscal 2027 adjusted measures also remove amortization expense associated with debt issuance costs on a bridge loan facility and a gain on deal contingent rate lock transactions entered into to mitigate interest rate risk on permanent debt issued to finance the JRD Acquisition Transactions. No similar charges were applicable in the first quarter of fiscal 2026.

The fiscal 2027 and fiscal 2026 items discussed above are collectively referred to as “Certain Items.” The results of our operations can be impacted by changes in exchange rates applicable to converting from local currencies to U.S. dollars. We measure our results on a constant currency basis.

Trends

Economic and Industry Trends

Foot traffic to restaurants decreased approximately 2% in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026. The macroeconomic environment was negatively impacted by several items including a Cyclospora outbreak at the midpoint of our first quarter of fiscal 2027 and by rising fuel costs, which negatively affected supply chains and consumer demand. Despite continued softness in industry restaurant traffic, Sysco generated local case volume growth during the first quarter of fiscal 2027, and we expect to continue to grow our sales in the remainder of fiscal 2027. We believe the food-away-from-home sector is a healthy, long-term growth market, and Sysco is diversified and well positioned as a market leader in foodservice.

Sales and Gross Profit Trends

Sales increased 2.8% in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026. Our sales and gross profit performance are influenced by multiple factors, including price, volume, inflation, customer mix and product mix. We experienced a 2.6% increase in U.S. Foodservice Operations case volume in the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026. Our volume growth trends were attributable to both national case volume and local case volume increasing 2.7% in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026. Our volume reflects our broadline and specialty businesses. We expect our sales growth to be at the lower end of the range of 6% to 7%, reflecting a lower inflationary environment for the industry, partially offset by a benefit of a 53rd-week in fiscal 2027.

Product inflation was modest during the first quarter of 2027, with enterprise inflation of approximately 0.3%, primarily driven by inflation in the meat category. This inflation rate was lower than expected and was primarily driven by deflation of 0.2% within U.S. Foodservice Operations. We expect inflation to increase over the course of fiscal 2027 for both our U.S. Foodservice Operations and for the enterprise overall. Inflation is now expected to be approximately 1.0% to 1.5% for the full fiscal 2027 year, based on expected moderate rates of inflation for the poultry, dairy, and meat categories. Gross margin increased 18 basis points in the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026, primarily due to local case volume growth, benefits associated with tariffs, customer fuel surcharges, savings from strategic sourcing efficiencies, and increased Sysco brand penetration.

Operating Expense Trends

Total operating expenses were $3.3 billion in the first quarter of fiscal 2027, a 7.5% increase compared to the first quarter of fiscal 2026. Total adjusted operating expenses were $3.1 billion in the first quarter of fiscal 2027, a 4.0% increase as compared to the first quarter of fiscal 2026. Operating expenses increased primarily due to higher acquisition and due diligence costs, restructuring and transformational project costs, costs associated with planned investments in higher growth areas of the business with sales headcount and building expansions, and increased fuel costs. Adjusted operating expenses were 14.4% of sales during the first quarter of fiscal 2027, which represents a 17-basis point increase as compared to the first quarter of fiscal 2026, as a result of planned investments in higher growth areas of the business with sales headcount and building expansions, as well as increased fuel costs.

In fiscal 2027, we expect to achieve cost savings benefits through the continued use of technology, including artificial intelligence, and business efficiency initiatives across sales, merchandising, supply chain, and back-office functions. Collectively, these efforts are expected to generate approximately $100 million of net cost savings during fiscal 2027, with benefits accelerating in the second half of the fiscal year. In addition, we believe the advancements that have been made in our operational capabilities and ongoing investments in employee training will continue to drive supply chain productivity gains and reduce the cost to serve our customers.

Mergers and Acquisitions

In March 2026, we announced that we had entered into the Merger Agreement, pursuant to which we would acquire Jetro Restaurant Depot (JRD), a leading U.S. wholesale cash-and-carry foodservice provider serving smaller, independent restaurants and businesses. JRD operates 170 large-format warehouse stores across 35 states that serve more than 725,000 independent restaurants and foodservice operators with a broad assortment of fresh and low-priced products. The JRD Acquisition Transactions are expected to close by the third quarter of Sysco Corporation’s fiscal 2027, subject to the satisfaction of customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Act. We expect to incur increased operating expenses for acquisition-related costs in fiscal 2027.

Interest Expense and Other Income and Expense Trends

In the first quarter of fiscal 2027 and in early October 2026, we completed the bond and equity financing for the cash component of the proposed JRD Acquisition Transactions with an outcome that reflected the strength of our investment-grade credit profile. As referenced in Note 8, “Debt” and Note 15, “Subsequent Events,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, Sysco Corporation and Sysco Holdings co-issued senior notes and junior subordinated notes in September and October of 2026. We intend to use the proceeds from the issuances to fund the expected third quarter of fiscal 2027 purchase of JRD. We expect to incur approximately $787 million of interest expense for the remainder of fiscal 2027 related to these newly issued notes. The interest expense incurred prior to the closing date of the JRD Acquisition Transactions will be treated as a Certain Item. The interest expense incurred subsequent to the closing date will not be treated as a Certain Item.

Sysco has invested the proceeds received from the bond and equity financings. The invested proceeds are expected to generate interest income, which is recorded in Other expense (income), net. Most of the interest income between the dates of financing and closing date of the JRD Acquisition Transactions will be reported as Certain Items, with the exception of interest income from the common stock offering proceeds, as these shares and thus the proceeds will be outstanding irrespective of whether the acquisition closes.

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

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 26, 2026	Sep. 27, 2025
Sales	100.0%	100.0%
Cost of sales	81.4	81.6
Gross profit	18.6	18.4
Operating expenses	15.3	14.6
Operating income	3.3	3.8
Interest expense	1.2	0.8
Other expense (income), net	(1.1)	0.2
Earnings before income taxes	3.2	2.8
Income taxes	0.8	0.5
Net earnings	2.4%	2.3%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sep. 26, 2026
Sales	2.8%
Cost of sales	2.6
Gross profit	3.8
Operating expenses	7.5
Operating income	(10.4)
Interest expense	51.7
Other expense (income), net (1)	(925.0)
Earnings before income taxes	14.5
Income taxes	29.8
Net earnings	10.5%
Basic earnings per share	10.1%
Diluted earnings per share	10.1
Average shares outstanding	0.5
Diluted shares outstanding	0.5

(1)	Other expense (income), net was income of $231 million and expense of $28 million in the first quarter of fiscal 2027 and fiscal 2026, respectively.

The following tables represent our results by reportable segments:

	13-Week Period Ended Sep. 26, 2026
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$15,142	$4,168	$2,152	$282	$—	$21,744
Sales increase	2.4%	5.1%	1.1%	3.3%		2.8%
Percentage of total	69.6%	19.2%	9.9%	1.3%		100.0%

Operating income (loss)	$894	$82	$21	$9	$(289)	$717
Operating income (loss) increase (decrease)	1.6%	(28.1)%	(16.0)%	NM	29.6%	(10.4)%
Percentage of total segments	88.9%	8.2%	2.1%	0.8%		100.0%
Operating income as a percentage of sales	5.9%	2.0%	1.0%	3.2%		3.3%

	13-Week Period Ended Sep. 27, 2025
	U.S. Foodservice Operations	International Foodservice Operations	SYGMA	Other	Global Support Center	Consolidated Totals
	(In millions)
Sales	$14,780	$3,966	$2,129	$273	$—	$21,148
Percentage of total	69.9%	18.8%	10.1%	1.2%		100.0%

Operating income (loss)	$880	$114	$25	$4	$(223)	$800
Percentage of total segments	86.0%	11.1%	2.4%	0.5%		100.0%
Operating income as a percentage of sales	6.0%	2.9%	1.2%	1.5%		3.8%

Based on information in Note 14, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 88.8% of Sysco’s overall sales in the first 13 weeks of fiscal 2027. U.S. Foodservice Operations and International Foodservice Operations, collectively, represented approximately 97.1% of total segment operating income, in the first 13 weeks of fiscal 2027. This illustrates that these segments represent a substantial majority of our total segment results when compared to other reportable segments.

Results of U.S. Foodservice Operations

The following table sets forth a summary of the components of operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 26, 2026	13-Week Period Ended Sep. 27, 2025	Change in Dollars	% Change
	(Dollars in millions)
Sales	$15,142	$14,780	$362	2.4%
Gross profit	2,913	2,823	90	3.2
Operating expenses	2,019	1,943	76	3.9
Operating income	$894	$880	$14	1.6%

Gross profit	$2,913	$2,823	$90	3.2%
Adjusted operating expenses (Non-GAAP)	1,972	1,907	65	3.4
Adjusted operating income (Non-GAAP)	$941	$916	$25	2.7%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major factors impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change:

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Case volume (1)	2.6%	$382
Deflation	(0.2)	(25)
Other	—	5
Total change in sales	2.4%	$362

(1)	Case volumes increased 2.6% compared to the first quarter of fiscal 2026. This volume increase resulted in a 2.6% increase in the dollar value of sales compared to the first quarter of fiscal 2026.

The sales growth in our U.S. Foodservice Operations was primarily driven by growth in case volumes. Case volumes from our U.S. Foodservice Operations increased 2.6% in the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026. This includes a 2.7% increase in national case volume and a 2.7% increase in local customer case volume in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026. Deflation contributed to a 0.2% decrease in sales in the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026. The deflation within our U.S. Foodservice Operations was largely attributable to the poultry and dairy product categories.

Operating Income

The increase in operating income for the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026 was driven by an increase in gross profit dollar growth and case volume growth, partially offset by an increase in operating expenses.

Gross profit dollars increased in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026, primarily as a result of local case volume growth, benefits associated with tariffs, customer fuel surcharges, savings from strategic sourcing efficiencies, and increased Sysco brand penetration. The estimated change in product costs, an internal measure of inflation or deflation, decreased by 0.2% in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026. Gross margin, which is gross profit as a percentage of sales, was 19.24% in the first quarter of fiscal 2027, for our U.S. Foodservice Operations, which represented an increase of 14 basis points compared to gross margin of 19.10% in the first quarter of fiscal 2026. This increase is primarily driven by strengthening customer mix and an improvement in our Sysco brand performance.

The increase in operating expenses for the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026, was primarily driven by increases in colleague-related costs, which are inclusive of investments in sales headcount, as well as increased fuel costs.

Results of International Foodservice Operations

The following table sets forth a summary of the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 26, 2026	13-Week Period Ended Sep. 27, 2025	Change in Dollars	% Change
	(Dollars in millions)
Sales	$4,168	$3,966	$202	5.1%
Gross profit	887	826	61	7.4
Operating expenses	805	712	93	13.1
Operating income	$82	$114	$(32)	(28.1)%

Gross profit	$887	$826	$61	7.4%
Adjusted operating expenses (Non-GAAP)	722	679	43	6.3
Adjusted operating income (Non-GAAP)	$165	$147	$18	12.2%

Sales on a constant currency basis (Non-GAAP)	$4,202	$3,966	$236	6.0%
Gross profit on a constant currency basis (Non-GAAP)	893	826	67	8.1
Adjusted operating expenses on a constant currency basis (Non-GAAP)	727	679	48	7.1
Adjusted operating income on a constant currency basis (Non-GAAP)	$166	$147	$19	12.9%

Sales

The following table sets forth the percentage and dollar value increase or decrease in the major components impacting sales as compared to the corresponding prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)
	13-Week Period
	(Dollars in millions)
Cause of change	Percentage	Dollars
Inflation	0.8%	$32
Foreign currency	(0.9)	(34)
Case volume	3.9	153
Other	1.3	51
Total change in sales	5.1%	$202

Sales for the first quarter of fiscal 2027 increased 5.1% as compared to the first quarter of fiscal 2026, primarily due to case volume growth and inflation.

Operating Income

The decrease in operating income for the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026, was primarily due to increases in operating expenses, partially offset by growth in case volumes.

The increase in gross profit dollars in the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026, was primarily attributable to increases in case volumes and benefits from our strategic sourcing efforts. Local case volumes increased 3.2% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026.

The increase in operating expenses in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026 was primarily due to increases in colleague-related costs, amortization expense on previously acquired intangible assets, and restructuring and transformational project costs.

Results of SYGMA and Other Segment

SYGMA segment sales were 1.1% higher in the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026. Sales growth has moderated, as we have passed the one-year anniversary mark of the substantial customer additions we had in fiscal 2025. Operating income decreased $4 million in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026, primarily as a result of rising fuel costs.

For the operations that are grouped within Other, operating income increased $5 million in the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026. The operations of this group primarily consist of our hospitality business, Guest Worldwide.

Global Support Center Expenses

Our Global Support Center generally includes all expenses of the corporate office and Sysco’s shared service operations. These expenses in the first quarter of fiscal 2027 increased $61 million, or 25.7%, as compared to the first quarter of fiscal 2026, primarily due to increases in acquisition-related costs, business technology expenses, colleague-related costs, and insurance costs.

Included in Global Support Center expenses are Certain Items that totaled $80 million in the first quarter of fiscal 2027, as compared to $29 million in the first quarter of fiscal 2026. Certain Items impacting the first quarter of fiscal 2027 were primarily expenses associated with acquisitions and expenses associated with our business technology transformation initiatives. Certain Items impacting the first quarter of fiscal 2026 were primarily expenses associated with our business technology transformation initiatives and expenses associated with acquisitions.

Interest Expense

Interest expense increased $89 million for the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026. The increase was primarily due to the amortization of debt issuance costs associated with the bridge loan facility related to the planned acquisition of JRD, which is treated as a Certain Item.

Other Income and Expense

Other income increased $259 million for the first quarter of fiscal 2027, as compared to the first quarter of fiscal 2026, primarily due to gains on deal contingent rate lock transactions in the first quarter of fiscal 2027, which are treated as Certain Items. Refer to Note 7, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further discussion of our deal-contingent rate lock transactions. Additionally, we recognized net foreign exchange gains in the first quarter of fiscal 2027, whereas net foreign exchange losses were recognized in the first quarter of fiscal 2026.

Net Earnings

Net earnings increased 10.5% in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026, primarily due to the items noted above for operating income, interest expense, other income and expense, as well as items impacting our income taxes that are discussed in Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Adjusted net earnings, excluding Certain Items, increased 4.2% in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026, primarily due to the effective management of gross profit margins.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2027 were $1.09, a 10.1% increase from the comparable prior year period amount of $0.99 per share. Diluted earnings per share in the first quarter of fiscal 2027 were $1.09, a 10.1% increase from the comparable prior year period amount of $0.99 per share. Adjusted diluted earnings per share, excluding Certain Items, in the first quarter of fiscal 2027 were $1.19, a 3.5% increase from the comparable prior year amount of $1.15 per share.

Non-GAAP Reconciliations

The discussion of our results includes certain non-GAAP financial measures, including EBITDA and adjusted EBITDA, that we believe provide important perspective with respect to underlying business trends. Other than EBITDA and free cash flow, any non-GAAP financial measures will be denoted as adjusted measures to remove (1) restructuring charges; (2) expenses associated with our various transformation initiatives; (3) severance charges; and (4) acquisition-related costs consisting of: (a) intangible amortization expense and (b) acquisition costs and due diligence costs related to our acquisitions. Adjustments provided herein for fiscal 2027 results of operations also remove amortization expense associated with debt issuance costs on a bridge loan facility and a gain on deal contingent rate lock transactions entered into to mitigate interest rate risk on permanent debt issued to finance the JRD Acquisition Transactions. No similar charges were applicable in the first quarter of fiscal 2026.

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

Management believes that adjusting its operating expenses, operating income, operating margin, interest expense, other (income) expense, net earnings and diluted earnings per share to remove these Certain Items, presenting its results on a constant currency basis, provides an important perspective with respect to our underlying business trends and results. It provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company’s underlying operations and (2) facilitates comparisons on a year-over-year basis.

Sysco has a history of growth through acquisitions and excludes from its non-GAAP financial measures the impact of acquisition-related intangible amortization, acquisition costs and due-diligence costs for those acquisitions. We believe this approach significantly enhances the comparability of Sysco’s results for fiscal 2027 and fiscal 2026.

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

	13-Week Period Ended Sep. 26, 2026	13-Week Period Ended Sep. 27, 2025	Change in Dollars	%/bps Change
Sales (GAAP)	$21,744	$21,148	$596	2.8%
Impact of currency fluctuations (1)	35		35	0.2
Comparable sales using a constant currency basis (Non-GAAP)	$21,779	$21,148	$631	3.0%

Cost of sales (GAAP)	$17,693	$17,247	$446	2.6%

Gross profit (GAAP)	$4,051	$3,901	$150	3.8%
Impact of currency fluctuations (1)	6		6	0.2
Comparable gross profit adjusted for Certain Items using a constant currency basis (Non-GAAP)	$4,057	$3,901	$156	4.0%

	13-Week Period Ended Sep. 26, 2026	13-Week Period Ended Sep. 27, 2025	Change in Dollars	%/bps Change

Gross margin (GAAP)	18.63%	18.45%		18 bps
Impact of currency fluctuations (1)	—			0 bps
Comparable gross margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	18.63%	18.45%		18 bps

Operating expenses (GAAP)	$3,334	$3,101	$233	7.5%
Impact of restructuring, transformational project, and other costs (2)	(102)	(56)	(46)	(82.1)
Impact of acquisition-related costs (3)	(108)	(42)	(66)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	3,124	3,003	121	4.0
Impact of currency fluctuations (1)	6		6	0.2
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$3,130	$3,003	$127	4.2%

Operating expense as a percentage of sales (GAAP)	15.33%	14.66%		67 bps
Impact of certain item adjustments	(0.96)	(0.46)		-50 bps
Adjusted operating expense as a percentage of sales (Non-GAAP)	14.37%	14.20%		17 bps

Operating income (GAAP)	$717	$800	$(83)	(10.4)%
Impact of restructuring, transformational project, and other costs (2)	102	56	46	82.1
Impact of acquisition-related costs (3)	108	42	66	NM
Operating income adjusted for Certain Items (Non-GAAP)	927	898	29	3.2
Impact of currency fluctuations (1)	—		—	—
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$927	$898	$29	3.2%

Operating margin (GAAP)	3.30%	3.78%		-48 bps
Operating margin adjusted for Certain Items (Non-GAAP)	4.26%	4.25%		1 bp
Operating margin adjusted for Certain Items using a constant currency basis (Non-GAAP)	4.26%	4.25%		1 bp

Interest expense (GAAP)	$261	$172	$89	51.7%
Impact of bridge loan amortization (4)	(90)	—	(90)	NM
Interest expense adjusted for Certain Items (Non-GAAP)	$171	$172	$(1)	(0.6)%

Other (income) expense (GAAP)	$(231)	$28	$(259)	NM
Impact of deal contingent rate lock transactions and other items associated with the planned acquisition of Jetro Restaurant Depot (4)	237	—	237	NM
Other expense adjusted for Certain Items (Non-GAAP)	$6	$28	$(22)	(78.6)%

Net earnings (GAAP)	$526	$476	$50	10.5%
Impact of restructuring, transformational project, and other costs (2)	102	56	46	82.1
Impact of acquisition-related costs (3)	108	42	66	NM
Impact of bridge loan amortization (4)	90	—	90	NM
Impact of deal contingent rate lock transactions and other items associated with the planned acquisition of Jetro Restaurant Depot (4)	(237)	—	(237)	NM
Tax impact of restructuring, transformational project, and other costs (5)	(24)	(13)	(11)	(84.6)
Tax impact of acquisition-related costs (5)	(26)	(10)	(16)	NM

	13-Week Period Ended Sep. 26, 2026	13-Week Period Ended Sep. 27, 2025	Change in Dollars	%/bps Change
Tax impact of bridge loan amortization (5)	(22)	—	(22)	NM
Tax impact of deal contingent rate lock transactions and other items associated with the planned acquisition of Jetro Restaurant Depot (5)	57	—	57	NM
Net earnings adjusted for Certain Items (Non-GAAP)	$574	$551	$23	4.2%

Diluted earnings per share (GAAP)	$1.09	$0.99	$0.10	10.1%
Impact of restructuring, transformational project, and other costs (2)	0.21	0.12	0.09	75.0
Impact of acquisition-related costs (3)	0.22	0.09	0.13	NM
Impact of bridge loan amortization (4)	0.19	—	0.19	NM
Impact of deal contingent rate lock transactions and other items associated with the planned acquisition of Jetro Restaurant Depot (4)	(0.49)	—	(0.49)	NM
Tax impact of restructuring, transformational project, and other costs (5)	(0.05)	(0.03)	(0.02)	(66.7)
Tax impact of acquisition-related costs (5)	(0.05)	(0.02)	(0.03)	NM
Tax impact of bridge loan amortization (5)	(0.05)	—	(0.05)	NM
Tax impact of deal contingent rate lock transactions and other items associated with the planned acquisition of Jetro Restaurant Depot (5)	0.12	—	0.12	NM
Diluted earnings per share adjusted for Certain Items (Non-GAAP) (6)	$1.19	$1.15	$0.04	3.5%

(1)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on the current year results.
(2)
Fiscal 2027 includes $80 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, and $22 million related to restructuring and severance charges. Fiscal 2026 includes $46 million related to various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, and $10 million related to restructuring and severance charges.

(3)
Fiscal 2027 includes $56 million in acquisition and due diligence costs and $52 million of intangible amortization expense. Fiscal 2026 includes $31 million of intangible amortization expense and $11 million in acquisition and due diligence costs.

(4)	Fiscal 2027 primarily includes $90 million of amortization expense associated with debt issuance costs on a bridge loan facility and a gain of $234 million on deal contingent rate lock transactions, both of which are related to the planned acquisition of Jetro Restaurant Depot.
(5)
The tax impact of adjustments for Certain Items is calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction where the Certain Item was incurred.

(6)	Individual components of diluted earnings per share may not equal the total presented when added due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.
NM	Represents that the percentage change is not meaningful.

	13-Week Period Ended Sep. 26, 2026	13-Week Period Ended Sep. 27, 2025	Change in Dollars	%/bps Change
U.S. FOODSERVICE OPERATIONS
Operating expenses (GAAP)	$2,019	$1,943	$76	3.9%
Impact of restructuring, transformational project, and other costs (1)	(28)	(7)	(21)	NM
Impact of acquisition-related costs (2)	(19)	(29)	10	34.5
Operating expenses adjusted for Certain Items (Non-GAAP)	$1,972	$1,907	$65	3.4%

Operating income (GAAP)	$894	$880	$14	1.6%
Impact of restructuring, transformational project, and other costs (1)	28	7	21	NM
Impact of acquisition-related costs (2)	19	29	(10)	(34.5)
Operating income adjusted for Certain Items (Non-GAAP)	$941	$916	$25	2.7%

INTERNATIONAL FOODSERVICE OPERATIONS
Sales (GAAP)	$4,168	$3,966	$202	5.1%
Impact of currency fluctuations (3)	34		34	0.9
Comparable sales using a constant currency basis (Non-GAAP)	$4,202	$3,966	$236	6.0%

Gross profit (GAAP)	$887	$826	$61	7.4%
Impact of currency fluctuations (3)	6		6	0.7
Comparable gross profit using a constant currency basis (Non-GAAP)	$893	$826	$67	8.1%

Gross margin (GAAP)	21.28%	20.83%		45 bps
Impact of currency fluctuations (3)	(0.03)			-3 bps
Comparable gross margin using a constant currency basis (Non-GAAP)	21.25%	20.83%		42 bps

Operating expenses (GAAP)	$805	$712	$93	13.1%
Impact of restructuring and transformational project costs (4)	(47)	(23)	(24)	NM
Impact of acquisition-related costs (2)	(36)	(10)	(26)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	722	679	43	6.3
Impact of currency fluctuations (3)	5		5	0.8
Comparable operating expenses adjusted for Certain Items using a constant currency basis (Non-GAAP)	$727	$679	$48	7.1%

Operating income (GAAP)	$82	$114	$(32)	(28.1)%
Impact of restructuring and transformational project costs (4)	47	23	24	NM
Impact of acquisition-related costs (2)	36	10	26	NM
Operating income adjusted for Certain Items (Non-GAAP)	165	147	18	12.2
Impact of currency fluctuations (3)	1		1	0.7
Comparable operating income adjusted for Certain Items using a constant currency basis (Non-GAAP)	$166	$147	$19	12.9%

SYGMA
Operating expenses (GAAP)	$146	$145	$1	0.7%
Operating income (GAAP)	21	25	(4)	(16.0)

OTHER
Operating expenses (GAAP)	$66	$64	$2	3.1%
Operating income (GAAP)	9	4	5	NM

GLOBAL SUPPORT CENTER
Gross profit (GAAP)	$9	$14	$(5)	(35.7)%

	13-Week Period Ended Sep. 26, 2026	13-Week Period Ended Sep. 27, 2025	Change in Dollars	%/bps Change
Operating expenses (GAAP)	$298	$237	$61	25.7%
Impact of restructuring and transformational project costs (5)	(27)	(26)	(1)	(3.8)
Impact of acquisition-related costs (6)	(53)	(3)	(50)	NM
Operating expenses adjusted for Certain Items (Non-GAAP)	$218	$208	$10	4.8%

Operating loss (GAAP)	$(289)	$(223)	$(66)	(29.6)%
Impact of restructuring and transformational project costs (5)	27	26	1	3.8
Impact of acquisition-related costs (6)	53	3	50	NM
Operating loss adjusted for Certain Items (Non-GAAP)	$(209)	$(194)	$(15)	(7.7)%

(1)	Primarily represents severance charges and transformation initiative costs.
(2)	Fiscal 2027 and fiscal 2026 include intangible amortization expense and acquisition costs.
(3)	Represents a constant currency adjustment, which eliminates the impact of foreign currency fluctuations on current year results.
(4)	Includes restructuring and transformation initiative costs primarily in Europe.
(5)	Includes various transformation initiative costs, primarily consisting of changes to our business technology strategy.
(6)	Represents acquisition and due diligence costs.
NM	Represents that the percentage change is not meaningful.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA should not be used as a substitute for the most comparable GAAP measure in assessing Sysco’s overall financial performance for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2026 Form 10-K for discussions regarding this non-GAAP performance metric. Set forth below is a reconciliation of actual net earnings to EBITDA and to adjusted EBITDA results for the periods presented (dollars in millions):

	13-Week Period Ended Sep. 26, 2026	13-Week Period Ended Sep. 27, 2025	Change in Dollars	% Change
Net earnings (GAAP)	$526	$476	$50	10.5%
Interest (GAAP)	261	172	89	51.7
Income taxes (GAAP)	161	124	37	29.8
Depreciation and amortization (GAAP)	262	233	29	12.4
EBITDA (Non-GAAP)	$1,210	$1,005	$205	20.4%
Certain Item adjustments:
Impact of restructuring and transformational project costs (1)	$98	$54	$44	81.5%
Impact of acquisition-related costs (2)	57	11	46	NM
Impact of deal contingent rate lock transactions and other items associated with the planned acquisition of Jetro Restaurant Depot (3)	(237)	—	(237)	NM
EBITDA adjusted for Certain Items (Non-GAAP) (4)	$1,128	$1,070	$58	5.4%
Other expense (income), net, as adjusted (Non-GAAP) (5)	6	28	(22)	(78.6)
Depreciation and amortization, as adjusted (Non-GAAP) (6)	(207)	(200)	(7)	(3.5)
Operating income adjusted for Certain Items (Non-GAAP)	$927	$898	$29	3.2%

(1)
Fiscal 2027 and fiscal 2026 include charges related to restructuring and severance, as well as various transformation initiative costs, primarily consisting of supply chain transformation costs and changes to our business technology strategy, excluding charges related to accelerated depreciation.

(2)	Fiscal 2027 and fiscal 2026 include acquisition and due diligence costs.
(3)	Fiscal 2027 primarily includes a gain on deal contingent rate lock transactions related to the planned acquisition of Jetro Restaurant Depot.
(4)
In arriving at adjusted EBITDA, Sysco does not exclude interest income of $7 million and $6 million or non-cash stock compensation expense of $28 million and $31 million in fiscal 2027 and fiscal 2026, respectively.

(5)
Fiscal 2027 represents $231 million in GAAP other expense (income), net less $237 million in income primarily from a gain on deal contingent rate lock transactions entered into to mitigate interest rate risk on permanent debt issued to finance the purchase of Jetro Restaurant Depot. Fiscal 2026 represents $28 million in GAAP other expense (income), net.

(6)
Fiscal 2027 includes $262 million in GAAP depreciation and amortization expense, less $55 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions. Fiscal 2026 includes $233 million in GAAP depreciation and amortization expense, less $33 million of Non-GAAP depreciation and amortization expense primarily related to acquisitions.

NM	Represents that the percentage change is not meaningful.

Liquidity and Capital Resources

Highlights

We produced positive free cash flow of $230 million in the first 13 weeks of fiscal 2027, as compared to negative free cash flow of $50 million in the first 13 weeks of fiscal 2026. The increase in free cash flow is attributable to an increase in cash provided by operating activities, a decrease in capital expenditures, and an increase in proceeds from sales of plant and equipment. In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities and comparisons of the significant cash flows from the first 13 weeks of fiscal 2027 to the first 13 weeks of fiscal 2026 are provided.

	13-Week Period Ended Sep. 26, 2026	13-Week Period Ended Sep. 27, 2025
Source of cash (use of cash)	(In millions)
Net cash provided by operating activities (GAAP)	$278	$86
Additions to plant and equipment	(97)	(160)
Proceeds from sales of plant and equipment	49	24
Free Cash Flow (Non-GAAP) (1)	$230	$(50)

Debt borrowings (repayments), net	$401	$36
Dividends paid	(264)	(259)

(1)
Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators” contained in our fiscal 2026 Form 10-K for discussions regarding this non-GAAP performance metric.

Sources and Uses of Cash

Sysco generates cash in the U.S. and internationally. As of September 26, 2026, we had $3.2 billion in cash and cash equivalents, approximately 24% of which was held by our international subsidiaries. Sysco’s strategic objectives are funded primarily by cash from operations and external borrowings. Traditionally, our operations have produced significant cash flow. Due to our strong financial position, we believe we will continue to be able to effectively access capital markets, as needed. Cash is generally allocated to working capital requirements, investments compatible with our overall growth strategy (organic and inorganic), debt management, and shareholder return. The remaining cash balances are invested in high-quality, short-term instruments.

We believe our cash flow from operations, the availability of liquidity under our commercial paper programs and our revolving credit facility, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements for more than the next 12 months, while maintaining sufficient liquidity for normal operating purposes.

Cash Flows

Operating Activities

We generated $278 million in cash flows from operations in the first 13 weeks of fiscal 2027, compared to cash flows from operations of $86 million in the first 13 weeks of fiscal 2026. In the first 13 weeks of fiscal 2027, these amounts included year-over-year favorable comparisons on working capital of $277 million due to favorable comparisons on inventory and accounts receivable, partially offset by an unfavorable comparison in accounts payable. Accrued expenses also had an unfavorable comparison, primarily related to higher payments of accrued incentive compensation in the first 13 weeks of fiscal 2027 in comparison to the first 13 weeks of fiscal 2026. Income tax payments negatively impacted cash flows from operations, as estimated payments made in the first 13 weeks of fiscal 2027 were higher compared to the first 13 weeks of fiscal 2026.

Investing Activities

Our capital expenditures in the first 13 weeks of fiscal 2027 consisted primarily of investments in buildings and building improvements, technology equipment, warehouse equipment, and fleet. Our capital expenditures in the first 13 weeks of fiscal 2027 were $63 million lower than in the first 13 weeks of fiscal 2026, reflecting a disciplined capital expenditure strategy and contributing to an increase in free cash flow. Proceeds from sales of plant and equipment were $49 million in the first 13 weeks of fiscal 2027, as compared to $24 million in the first 13 weeks of fiscal 2026. Our purchases of marketable securities were $135 million in the first 13 weeks of fiscal 2027, as we took advantage of higher interest rates available on corporate and government bonds. These marketable securities are held by our wholly owned captive insurance subsidiary in a restricted investment portfolio. See Note 6, “Marketable Securities,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further details of these investments. We had no purchases of marketable securities in the first 13 weeks of fiscal 2026.

Financing Activities

Equity Transactions

On September 16, 2026, we issued 12,345,679 shares of our common stock in an underwritten public offering at an offering price of $81.00 per share. The common stock has a $1.00 per share par value. As a result of this transaction, we received cash proceeds of approximately $967 million, net of underwriting fees and other issuance costs.

Dividends paid in the first 13 weeks of fiscal 2027 were $264 million, or $0.55 per share, as compared to $259 million, or $0.54 per share, in the first 13 weeks of fiscal 2026. In August 2026, we declared our regular quarterly dividend for the first quarter of fiscal 2027 of $0.55 per share, which was paid in October 2026.

Proceeds from exercises of share-based compensation awards were $37 million in the first 13 weeks of fiscal 2027, as compared to $43 million in the first 13 weeks of fiscal 2026. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

In May 2021, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $5.0 billion of the company’s common stock, which will remain available until fully utilized. We repurchased no shares during the first 13 weeks of fiscal 2027. As of September 26, 2026, we had a remaining authorization of approximately $1.3 billion. We repurchased no additional shares under our authorization from the end of our fiscal first quarter through October 16, 2026.

Debt Activity and Borrowing Availability

Our debt activity, including issuances and repayments, if any, and our borrowing availability are described in Note 8, “Debt,” and Note 15, “Subsequent Events,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. Our outstanding borrowings as of September 26, 2026 are disclosed within Note 8, “Debt.”

Guarantor Summarized Financial Information

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation, which distribute a full line of food products and a wide variety of non-food products, entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. All subsequent issuances of senior notes and debentures in the U.S. and borrowings under the company’s $3.0 billion long-term revolving credit facility have also been guaranteed by these subsidiaries. On September 25, 2026, Sysco Corporation and Sysco Holdings co-issued two series of CAD-denominated senior notes in an aggregate principal amount of C$1.5 billion (approximately USD $1.1 billion). These senior notes are fully and unconditionally guaranteed by our wholly owned U.S. Broadline subsidiaries. See Note 8, “Debt,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further details of this debt issuance. In connection with the issuance of the CAD-denominated senior notes, Sysco Holdings also entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.

As of September 26, 2026, we had a total of $12.2 billion in senior notes, debentures and borrowings under the long-term revolving credit facility that were guaranteed by our U.S. Broadline subsidiary guarantors. Our remaining consolidated subsidiaries (non-guarantor subsidiaries) are not obligated under the senior notes indenture, debentures indenture or our long-term revolving credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our fiscal 2026 Form 10-K for additional information regarding the terms of the guarantees.

Basis of Preparation of the Summarized Financial Information

The summarized financial information of Sysco Corporation and Sysco Holdings Corporation (“issuers”), and certain wholly owned U.S. Broadline subsidiaries (“guarantors”) (together, the “obligor group”) is presented on a combined basis with intercompany balances and transactions between entities in the obligor group eliminated. Investments in and equity in the earnings of our non-guarantor subsidiaries, which are not members of the obligor group, have been excluded from the summarized financial information. The obligor group’s amounts due to, amounts due from and transactions with non-guarantor subsidiaries have been presented in separate line items, if they are material to the obligor financials. The following tables include summarized financial information of the obligor group for the periods presented.

Combined Parent and Guarantor Subsidiaries Summarized Balance Sheet	Sep. 26, 2026	Jun. 27, 2026
	(In millions)
ASSETS
Receivables due from non-obligor subsidiaries	$1,023	$274
Current assets	8,930	7,134
Total current assets	$9,953	$7,408
Notes receivable from non-obligor subsidiaries	$—	$1
Other noncurrent assets	5,631	5,459
Total noncurrent assets	$5,631	$5,460

LIABILITIES
Payables due to non-obligor subsidiaries	$87	$79
Other current liabilities	3,625	3,629
Total current liabilities	$3,712	$3,708
Notes payable to non-obligor subsidiaries	$405	$388
Long-term debt	12,286	12,115
Other noncurrent liabilities	1,832	1,704
Total noncurrent liabilities	$14,523	$14,207

Combined Parent and Guarantor Subsidiaries Summarized Results of Operations	13-Week Period Ended Sep. 26, 2026
(In millions)
Sales	$13,190
Gross profit	2,349
Operating income	585
Interest expense from non-obligor subsidiaries	41
Net earnings	451

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial position and results of operations. These require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting estimates and this related disclosure. Our most critical accounting estimates pertain to goodwill and intangible assets, income taxes and company-sponsored pension plans, which are described in Item 7 of our fiscal 2026 Form 10-K.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “can,” “contemplates,” “continues,” “continuously,” “could,” “estimates,” “expects,” “forecasts,” “future,” “goal,” “intends,” “may,” “outlook,” “plans,” “predicts,” “projected,” “seek,” “should,” “strive,” “target,” “will,” “would,” variations of such terms, and similar terms and phrases denoting anticipated or expected occurrences or results. This report contains various statements relating to future financial performance and results, business strategy, plans, goals and objectives, including certain outlook, business trends, our dividend and share repurchase programs, our expectation of future macroeconomic conditions and other statements that are not historical facts, including statements about the expected timing and completion of the JRD Acquisition Transactions and the anticipated benefits of the these transactions.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below, those within Part II, Item 1A of this Form 10-Q and those discussed in Item 1A of our fiscal 2026 Form 10-K:

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
•risks related to geopolitical, economic and market conditions and developments, including unfavorable conditions in the Americas and Europe, and changes in global trade policies, tariffs, and foreign conflicts, foreign exchange rates and the impact on our business, results of operations and financial condition;
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
•risks related to our access to borrowed funds in order to grow and finance any remaining amounts needed for the JRD Acquisition Transaction, and risks related to any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;
•the risk that our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;
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
•the risk that due to our reliance on technology, any technology disruption or delay in implementing new technology, including artificial intelligence (AI), could have a material negative impact on our business;
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
•risks related to business uncertainties and contractual restrictions affecting us and Jetro Restaurant Depot while the JRD Acquisition Transactions are pending, including effects on employees, customers, suppliers, and other business relationships;
•the risk that the JRD Acquisition Transactions are not consummated as expected, in a timely manner or at all;
•the risk that any of the anticipated benefits of the JRD Acquisition Transactions will not be realized or will not be realized within the expected time period;
•risks relating to the integration of Jetro Restaurant Depot; and
•the outcome and costs of any litigation relating to the JRD Acquisition Transactions.

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

In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Form 10-Q, our fiscal 2026 Form 10-K and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our fiscal 2026 Form 10-K. There have been no significant changes to our market risks since June 27, 2026. Refer to Note 7, “Derivative Financial Instruments” and Note 15, “Subsequent Events,” in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further details of our recent debt issuances, related hedge settlements and the status of our deal-contingent rate lock transactions.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 26, 2026, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 26, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental proceedings in which a governmental authority is a party to and when such proceedings involve potential monetary sanctions that Sysco’s management reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this Item, Sysco Corporation has chosen a reporting threshold for such proceedings of $1 million. Applying this threshold, there are no material environmental matters to disclose for this reporting period.

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

For a discussion of our risk factors, see the section entitled “Risk Factors” in our fiscal 2026 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We made the following share repurchases via shares tendered by individuals in connection with stock option exercises during the first quarter of fiscal 2027:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
June 28 - July 25	2,393	$83.53	—	—
Month #2
July 26 - August 22	2,577	84.24	—	—
Month #3
August 23 - September 26	—	—	—	—
Totals	4,970	$83.90	—	—

(1)	The total number of shares purchased includes 2,393, 2,577, and 0 shares tendered by individuals in connection with stock option exercises Month #1, Month #2 and Month #3, respectively.
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

We repurchased no shares during the first 13 weeks of fiscal 2027. As of September 26, 2026, we had a remaining authorization of approximately $1.3 billion. We repurchased no additional shares under our authorization from the end of our fiscal first quarter through October 16, 2026.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Insider Trading Arrangements and Policies

During the quarter ended September 26, 2026, no director or executive officer of Sysco adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each term as defined in Item 408(a) of Regulation S-K).

Item 6.  Exhibits

The exhibits listed on the Exhibit Index below are filed or furnished as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

2.1#	—
Amendment to Agreement and Plan of Merger, dated as of September 11, 2026, by and among Sysco Corporation, Sysco Holdings Corporation, JRD Unico, Inc., Warehouse Realty, LLC, Slider Merger Sub 1, Inc., Slider Merger Sub 2, Inc., Slider Merger Sub 3, LLC, and Holder Representative.

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
Base Indenture, dated as of September 25, 2026, by and among Sysco Corporation, Sysco Holdings Corporation, the guarantors named therein and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on September 25, 2026 (File No. 1-6544).

4.2	—
First Supplemental Indenture, dated as of September 25, 2026, by and among Sysco Corporation, Sysco Holdings Corporation, the guarantors named therein and U.S. Bank Trust Company, National Association, relating to the 2030 Notes and the 2034 Notes (including the Form of 4.250% Senior Note and the Form of 4.800% Senior Note), incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed on September 25, 2026 (File No. 1-6544).

4.3	—
Fiftieth Supplemental Indenture, dated as of September 25, 2026, by and among Sysco Corporation, Sysco Holdings Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed on September 25, 2026 (File No. 1-6544).

4.4	—
Second Supplemental Indenture, dated as of October 6, 2026, by and among Sysco Corporation, Sysco Holdings Corporation, the guarantors named therein and U.S. Bank Trust Company, National Association, relating to the 2029 Senior Notes, the 2031 Senior Notes, the 2033 Senior Notes, the 2036 Senior Notes, the 2046 Senior Notes, the 2056 Senior Notes and the 2066 Senior Notes (including the Form of each Senior Note), incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on October 6, 2026 (File No. 1-6544).

4.5	—
Base Indenture, dated as of October 6, 2026, by and among Sysco Corporation, Sysco Holdings Corporation, the guarantors named therein and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed on October 6, 2026 (File No. 1-6544).

4.6	—
First Supplemental Indenture, dated as of October 6, 2026, by and among Sysco Corporation, Sysco Holdings Corporation, the guarantors named therein and U.S. Bank Trust Company, National Association, relating to the Series A Junior Subordinated Notes, Series B Junior Subordinated Notes and Series C Junior Subordinated Notes (including the Form of 7.100% Junior Subordinated Note, 7.250% Junior Subordinated Note and 7.350% Junior Subordinated Note), incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed on October 6, 2026 (File No. 1-6544).

4.7	—
Second Supplemental Indenture, dated as of October 6, 2026, by and among Sysco Corporation, Sysco Holdings Corporation, the guarantors named therein and U.S. Bank Trust Company, National Association, relating to the Junior Subordinated Notes due 2056 (including the Form of 6.000% EUR Junior Subordinated Note), incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed on October 6, 2026 (File No. 1-6544).

10.1 **	—
First Amendment to Credit Agreement, dated September 4, 2026, among Sysco Corporation, Sysco Canada, Inc., Sysco Global Holdings B.V., Bank of America, N.A., as Administrative Agent, and certain lenders and guarantors party thereto, incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on September 4, 2026 (File No. 1-06544).

10.2†#	—	Sysco Corporation Annual Incentive Program (AIP) for Fiscal Year 2027 adopted effective July 31, 2026.

10.3†#	—	Performance Share Unit Agreement – JRD Acquisition Retention Awards for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.4†#	—	Form of Restricted Stock Unit Grant Agreement (Fiscal Year 2027) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

10.5†#	—	Form of Performance Share Unit Grant Agreement (Fiscal Year 2027) for executive officers under the Sysco Corporation 2018 Omnibus Incentive Plan.

22.1#	—	Subsidiary Guarantors and Issuers of Guaranteed Securities.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH#	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	—	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
† Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K
# Filed herewith.
* Furnished, not filed.
** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Sysco agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request. Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sysco agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation
(Registrant)

Date: November 3, 2026	By:	/s/ KEVIN P. HOURICAN
Kevin P. Hourican
Chair of the Board and
Chief Executive Officer

Date: November 3, 2026	By:	/s/ BRANDON SEWELL
Brandon Sewell
Executive Vice President,
Chief Financial Officer

Date: November 3, 2026	By:	/s/ JENNIFER L. JOHNSON
Jennifer L. Johnson
Senior Vice President,
Chief Accounting Officer